Form 10QSB
period 2002-03-31
FIRST RELIANCE BANCSHARES INC
filed 2002-05-15
CIK 1172102

                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                   FORM 10-QSB

(Mark One)
       X           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
     -----          OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the Quarterly Period Ended March 31, 2002

                                       OR

    ____           TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

               For the Transition Period from _________to_________

                        Commission File Number 000-49757

                         FIRST RELIANCE BANCSHARES, INC.
        (Exact name of small business issuer as specified in its charter)

                South Carolina                          80-0030931
       (State or other jurisdiction of               (I.R.S. Employer
        incorporation or organization)             Identification No.)


                            2170 West Palmetto Street
                         Florence, South Carolina 29501
                         (Address of principal executive
                          offices, including zip code)


                                 (843) 662-8802
                (Issuer's telephone number, including area code)
                ------------------------------------------------

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

 1,448,230 shares of common stock, par value $0.01 per share, as of May 10, 2002

Transitional Small Business Disclosure Format (Check one): Yes [_] No [X]

                        FIRST RELIANCE BANCSHARES, INC.


                                      INDEX

PART I. FINANCIAL INFORMATION                                                                      Page No.
-----------------------------
Item 1. Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets - March 31, 2002 and
         December 31, 2001 ...............................................................              3

         Condensed Consolidated Statements of Income - Three months ended
         March 31, 2002 and 2001 .........................................................              4

         Condensed Consolidated Statements of Shareholders' Equity and
         Comprehensive Income - Three months ended March 31, 2002 and 2001 ...............              5

         Condensed Consolidated Statements of Cash Flows - Three months ended
         March 31, 2002 and 2001 .........................................................              6

         Notes to Condensed Consolidated Financial Statements ............................            7-8

Item 2. Management's Discussion and Analysis or Plan of Operation ........................           9-13

PART II. OTHER INFORMATION
--------------------------

Item 6. Exhibits and Reports on Form 8-K .................................................             14

         (a) Exhibits ....................................................................             14

         (b) Reports on Form 8-K .........................................................             14

Part I - Financial Information

Item 1.  Financial Statements (Unaudited)
-----------------------------------------

                        FIRST RELIANCE BANCSHARES, INC.

                      Condensed Consolidated Balance Sheets

                                                                                 March 31,      December 31,
                                                                                   2002            2001
                                                                             ---------------- --------------
Assets:                                                                        (Unaudited)
  Cash and cash equivalents:
    Cash and due from banks                                                    $  2,616,923    $  1,987,594
    Federal funds sold                                                            6,071,000       1,057,000
                                                                               ------------    ------------
      Total cash and cash equivalents                                             8,687,923       3,044,594
                                                                               ------------    ------------

Securities available-for-sale                                                    14,243,198      14,305,686
Nonmarketable equity securities                                                     150,000         142,400
                                                                               ------------    ------------
      Total investment securities                                                14,393,198      14,448,086

Loans receivable                                                                 69,568,758      64,875,191
Less allowance for loan losses                                                   (1,099,300)     (1,045,014)
                                                                               ------------    ------------
      Loans, net                                                                 68,469,458      63,830,177

Premises and equipment, net                                                       3,667,103       3,675,541
Other real estate owned                                                                   -          86,988
Accrued interest receivable                                                         636,441         687,611
Other assets                                                                        467,949         421,537
                                                                               ------------    ------------

      Total assets                                                             $ 96,322,072    $ 86,194,534
                                                                               ============    ============

Liabilities and Shareholders' Equity:
Liabilities:
Deposits:
  Noninterest-bearing transaction accounts                                     $ 13,108,500    $ 12,175,551
  Interest-bearing transaction accounts                                          13,510,325       9,251,381
  Savings                                                                        14,086,655      14,237,621
  Time deposits $100,000 and over                                                16,835,451      14,874,927
  Other time deposits                                                            25,754,988      25,147,164
                                                                               ------------    ------------
      Total deposits                                                             83,295,919      75,686,644

Securities sold under agreement to repurchase                                     1,536,920       1,927,164
Advances from Federal Home Loan Bank                                              3,000,000               -
Accrued interest payable                                                            468,470         472,848
Other liabilities                                                                   256,205         449,871
                                                                               ------------    ------------
      Total liabilities                                                          88,557,514      78,536,527
                                                                               ------------    ------------

Shareholders' Equity:
Common stock, no par value; 2,000,000 shares authorized, 724,415 and 724,115 shares issued and outstanding at March 31, 2002 and December 31, 2001,
 respectively                                                                     7,182,263       7,179,263
Retained earnings                                                                   605,435         415,500
Accumulated other comprehensive income (loss)                                       (23,140)         63,244
                                                                               ------------    ------------

    Total shareholders' equity                                                    7,764,558       7,658,007
                                                                               ------------    ------------

    Total liabilities and shareholders' equity                                 $ 96,322,072    $ 86,194,534
                                                                               ============    ============

           See notes to condensed consolidated financial statements.

                        FIRST RELIANCE BANCSHARES, INC.

                   Condensed Consolidated Statements of Income
                                   (Unaudited)

                                                                        Three Months Ended
                                                                             March 31,
                                                                    ---------------------------
                                                                       2002             2001
                                                                    ----------       ----------
Interest income:
  Loans, including fees                                             $1,401,654       $1,264,838
  Investment securities
    Taxable                                                            160,269          198,922
    Nontaxable                                                          41,303            3,086
  Federal funds sold and other                                          21,851           56,313
                                                                    ----------       ----------
     Total interest income                                           1,625,077        1,523,159
                                                                    ----------       ----------

Interest expense:
  Time deposits $100,000 and over                                      178,024          206,952
  Other deposits                                                       390,532          537,837
  Advances from Federal Home Loan Bank                                  19,680                -
  Federal funds purchased and securities sold under
   agreements to repurchase                                              5,541           26,447
                                                                    ----------       ----------
     Total interest expense                                            593,777          771,236

Net interest income                                                  1,031,300          751,923
Provision for loan losses                                               90,400           72,500
                                                                    ----------       ----------
Net interest income after provision for loan losses                    940,900          679,423
                                                                    ----------       ----------

Other operating income:
  Residential mortgage origination fees                                163,894          122,798
  Service charges on deposit accounts                                  119,155          124,894
  Securities and insurance brokerage commissions                        32,220            8,445
  Credit life insurance commissions                                      7,605           17,487
  Other charges, commissions and fees                                   19,946           19,658
                                                                    ----------       ----------
     Total operating income                                            342,820          293,282
                                                                    ----------       ----------

Other operating expenses:
  Salaries and benefits                                                583,726          429,954
  Occupancy expense                                                     24,906           20,228
  Furniture and equipment expense                                       56,661           30,692
  Loss on sale of other real estate                                      7,334                -
  Other operating expenses                                             326,435          247,308
                                                                    ----------       ----------
     Total operating expenses                                          999,062          728,182

Income before taxes                                                    284,658          244,523
Income tax provision                                                    94,723           90,730
                                                                    ----------       ----------
Net income                                                          $  189,935       $  153,793
                                                                    ==========       ==========

Basic earnings per share                                            $     0.26       $     0.21
Diluted earnings per share                                          $     0.25       $     0.20

            See notes to condensed consolidated financial statements.

                        FIRST RELIANCE BANCSHARES, INC.

   Condensed Consolidated Statements of Shareholders' Equity and Comprehensive
                                     Income
               for the three months ended March 31, 2002 and 2001
                                   (Unaudited)

                                                                                           Accumulated
                                                                        Retained              Other
                                             Common Stock               Earnings          Comprehensive
                                      --------------------------
                                       Shares          Amount          (Deficit)             Income              Total
                                      ---------     ------------     --------------     ----------------     -------------
Balance, December 31, 2000              723,518      $ 7,173,293        $(201,054)         $     74,984        $ 7,047,223

Net income for the period                                                 153,793                                  153,793

Other comprehensive income
(loss), net of tax benefit of
$11,481                                                                                         (22,286)           (22,286)
                                                                                                               -----------

Comprehensive income
                                              -                -                -                     -            131,507
                                      ---------      -----------        ---------          ------------        -----------
Balance, March 31, 2001                 723,518      $ 7,173,293        $ (47,261)         $     52,698        $ 7,178,730
                                      =========      ===========        =========          ============        ===========


Balance, December 31, 2001              724,115      $ 7,179,263        $ 415,500          $     63,244        $ 7,658,007

Net income for the period                                                 189,935                                  189,935

Other comprehensive income,
(loss) net of tax benefit of
$40,135                                                                                         (86,384)           (86,384)
                                                                                                               -----------

Comprehensive income                                                                                               103,551
                                                                                                               -----------

Exercise of stock options                   300            3,000                -                     -              3,000
                                      ---------      -----------        ---------          ------------        -----------

Balance, March 31, 2002                 724,415      $ 7,182,263        $ 605,435          $    (23,140)       $ 7,764,558
                                      =========      ===========        =========          ============        ===========



                  See notes to condensed financial statements.

                        FIRST RELIANCE BANCSHARES, INC.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                     Three Months Ended
                                                                                          March 31,
                                                                                ---------------------------
                                                                                    2002           2001
                                                                                ------------    -----------
Cash flows from operating activities:
  Net income                                                                    $    189,935    $   153,793
  Adjustments to reconcile net income to net cash used
   by operating activities:
    Provision for loan losses                                                         90,400         72,500
    Depreciation and amortization expense                                             66,314         37,064
    Accretion and premium amortization                                                13,113         (9,005)
    Deferred income tax provision                                                      4,791         64,002
    Losses on sales of other real estate                                               7,334              -
    (Increase) decrease in interest receivable                                        51,170        (42,879)
    Increase (decrease) in interest payable                                           (4,378)        98,001
    Increase in other assets                                                         (18,885)       (14,805)
    Decrease in other liabilities                                                   (193,666)      (108,487)
                                                                                ------------    -----------
      Net cash provided by operating activities                                      206,128        250,184
                                                                                ------------    -----------
Cash flows from investing activities:
  Net increase in loans made to customers                                         (4,729,681)    (4,603,477)
  Purchases of securities available-for-sale                                      (1,411,165)    (6,735,514)
  Maturities of securities available-for-sale                                      1,334,021      4,209,805
  Purchase of securities held-to-maturity                                                  -       (444,277)
  Purchase of Federal Home Loan Bank stock                                            (7,600)      (130,100)
  Proceeds on sales of other real estate                                              79,654              -
  Purchases of premises and equipment                                                (50,059)      (451,308)
                                                                                ------------    -----------
    Net cash used by investing activities                                         (4,784,830)    (8,154,871)
                                                                                ------------    -----------
Cash flows from financing activities:
  Net increase in demand deposits, interest-bearing transaction
   accounts and savings accounts                                                   5,040,927      4,352,027
  Net increase in certificates of deposit and other time deposits                  2,568,348      4,371,531
  Net increase (decrease) in securities sold under agreements to repurchase         (390,244)       785,735
  Advances from the Federal Home Loan Bank                                         3,000,000              -
  Proceeds from the exercise of stock options                                          3,000              -
                                                                                ------------    -----------
    Net cash provided by financing activities                                     10,222,031      9,509,293
                                                                                ------------    -----------

Net increase in cash and cash equivalents                                          5,643,329      1,604,606

Cash and cash equivalents, beginning                                               3,044,594      4,296,526
                                                                                ------------    -----------

Cash and cash equivalents, end                                                  $  8,687,923    $ 5,901,132
                                                                                ============    ===========

Cash paid during the period for:
Income taxes                                                                    $    198,667    $    44,677
Interest                                                                        $    598,155    $   673,235

See notes to condensed consolidated financial statements.

                        FIRST RELIANCE BANCSHARES, INC.

              Notes to Condensed Consolidated Financial Statements


Note 1 - Basis of Presentation
------------------------------

The accompanying financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit certain disclosures, which would appear in audited annual financial statements. The financial statements as of March 31, 2002 and for the interim periods ended March 31, 2002 and 2001 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. The financial information as of December 31, 2001 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in First Reliance Bank's 2001 audited financial statements in Form 10-KSB.


Note 2 - Earnings Per Share
---------------------------

A reconciliation of the numerators and denominators used to calculate basic and diluted earnings per share for the three month periods ended March 31, 2002 and 2001 are as follows:

                                                                          Three Months Ended March 31, 2002
                                                                   -----------------------------------------------
                                                                       Income          Shares         Per Share
                                                                    (Numerator)    (Denominator)       Amount
                                                                   -------------  ----------------  --------------
Basic earnings per share
 Income available to common shareholders                             $  189,935       724,172          $  0.26
                                                                                                       =======
Effect of dilutive securities
 Stock options                                                                -        27,164
                                                                     ----------       -------
Diluted earnings per share
 Income available to common shareholders
 plus assumed conversions                                            $  189,935       751,336          $  0.25
                                                                     ==========       =======          =======

                                                                          Three Months Ended March 31, 2001
                                                                   ------------------------------------------------
                                                                       Income          Shares         Per Share
                                                                    (Numerator)     (Denominator)       Amount
                                                                   -------------   ---------------  ---------------
Basic earnings per share
 Income available to common shareholders                             $  153,793          723,518       $    0.21
                                                                                                       =========
Effect of dilutive securities
 Stock options                                                                -           40,286
                                                                     ----------          -------

Diluted earnings per share
 Income available to common shareholders
 plus assumed conversions                                            $  153,793          763,804       $    0.20
                                                                     ==========          =======       =========

                        FIRST RELIANCE BANCSHARES, INC.

              Notes to Condensed Consolidated Financial Statements

Note 3 - Comprehensive Income
-----------------------------

Comprehensive income includes net income and other comprehensive income, which is defined as nonowner related transactions in equity. The following table sets forth the amounts of other comprehensive income included in equity along with the related tax effect for the three month periods ended March 31, 2002 and 2001 respectively.

                                                                  Pre-tax                              Net-of-tax
                                                                  Amount             Benefit            Amount
                                                              ----------------    ---------------   ----------------
For the Three Months Ended March 31, 2002:
Unrealized gains (losses) on available-for-sale securities:
 Unrealized holding gains (losses) arising during the period   $  (126,519)         $    40,135        $   (86,384)
 Plus: reclassification adjustment for (gains) losses
  realized in net income                                                 -                    -                  -
                                                               -----------          -----------        ------------
  Net unrealized gains (losses) on securities                     (126,519)              40,135            (86,384)
                                                               -----------          -----------        -----------

  Other comprehensive income (loss)                            $  (126,519)         $    40,135        $   (86,384)
                                                               ===========          ===========        ===========

                                                                  Pre-tax                              Net-of-tax
                                                                  Amount             Benefit             Amount
                                                              ----------------    ---------------    ---------------
For the Three Months Ended March 31, 2001:
Unrealized gains (losses) on available-for-sale securities:
 Unrealized holding gains (losses) arising during the period   $   (33,767)         $    11,481        $   (22,286)
 Plus: reclassification adjustment for (gains) losses
  realized in net income                                                 -                    -                  -
                                                               -----------          -----------        -----------
  Net unrealized gains (losses) on securities                      (33,767)              11,481            (22,286)
                                                               -----------          -----------        -----------

  Other comprehensive income (loss)                            $   (33,767)         $    11,481        $   (22,286)
                                                               ===========          ===========        ===========

Accumulated other comprehensive income (loss) consists solely of the unrealized gain (loss) on securities available-for-sale, net of the deferred tax effects.

Note 4 - Advances from the Federal Home Loan Bank
-------------------------------------------------

Advances from the Federal Home Loan Bank of Atlanta were $3,000,000 as of March 31, 2002. Of this amount, the following have scheduled maturities greater than one year:

    Maturing on           Interest Rate                            Principal
--------------------  -----------------------------------------  --------------
     07/16/03            2.530%                                   $    500,000

     01/16/04            3.040%                                        500,000

     01/17/12            3.825% - fixed, callable 01/17/05           1,000,000
                                                                  ------------
                                                                  $  2,000,000
                                                                  ============

Note 5 - Subsequent Event
-------------------------

At the annual meeting of the shareholders of the Bank held on June 7, 2001, the Bank's shareholders approved the reorganization of the Bank into a holding company structure (the "Reorganization"). In accordance with a Plan of Reorganization and Exchange that provides for a statutory share exchange between the shareholders of the Bank and First Reliance Bancshares, Inc., a South Carolina corporation formed to serve as the holding company of the Bank. On February 25, 2002, First Reliance Bancshares, Inc. received approval by the Federal Reserve Bank of Richmond to become a bank holding company through the acquisition of the Bank. The statutory share exchange took effect and the Reorganization was completed on April 1, 2002 and was accounted for as if it were a pooling of interests. As a result, the financial statements for the period ended March 31, 2002 are presented as if the Reorganization had occurred on January 1, 2002. The accompanying financial statements for the periods ended in 2001 are unchanged from the amounts previously reported by First Reliance Bank. Additionally, First Reliance Bank consummated a 2 for 1 stock split effective April 1, 2002.

                        FIRST RELIANCE BANCSHARES, INC.

Item 2.  Management's Discussion and Analysis or Plan of Operation
------------------------------------------------------------------

The following discussion of financial condition as of March 31, 2002 compared to December 31, 2001, and the results of operations for the three months ended March 31, 2002 compared to the three months ended March 31, 2001 should be read in conjunction with the condensed financial statements and accompanying footnotes appearing in this report. This report contains "forward-looking statements" relating to, without limitation, future economic performance, plans and objectives of management for future operations and projections of revenues and other financial items that are based on beliefs, as well as assumptions made by and information currently available to management. The words "expect," "estimate," "anticipate," and "believe," as well as similar expressions, are intended to identify forward-looking statements. Actual results may differ materially from the results discussed in the forward-looking statements, and operating performance is subject to various risks and uncertainties that are discussed in more detail in filings with the Securities and Exchange Commission.

Results of Operations
---------------------


Net Interest Income
-------------------

For the three months ended March 31, 2002, net interest income increased $279,377, or 37.16%, over the same period in 2001. Interest income from loans, including fees, increased $136,816, or 10.82%, from the three months ended March 31, 2001 to the comparable period in 2002 as demand for loans in our marketplace continued to increase. Interest expense for the three months ended March 31, 2002 was $593,777 compared to $771,236 for the same period in 2001. Although there was an increase in interest-bearing deposits between the two periods of $16,691,608, interest expense decreased $177,459, or 23.01%, as a result of declining interest rates. The net interest margin realized on earning assets was 4.93% for the three months ended March 31, 2002, as compared to 4.76% for the three months ended March 31, 2001. The interest rate spread was 4.40% for the three months ended March 31, 2002 as compared to 3.77% for the three months ended March 31, 2001.


Provision and Allowance for Loan Losses
---------------------------------------

The provision for loan losses is the charge to operating earnings that we feel is necessary to maintain the allowance for possible loan losses at an adequate level. For the three months ended March 31, 2002, the provision charged to expense was $90,400. For the three months ended March 31, 2001, the provision charged to expense was $72,500. Based on present information, we believe the allowance for loan losses is adequate at March 31, 2002 to meet presently known and inherent risks in the loan portfolio. The allowance for loan losses is 1.58% of total loans at March 31, 2002. There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. The Bank maintains an allowance for loan losses based on, among other things, historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. The allowance is based upon a number of assumptions about future events, which management believes to be reasonable, but which may not prove to be accurate. Thus, there is a risk that charge-offs in future periods could exceed the allowance for loan losses or that substantial additional increases in the allowance for loan losses could be required. Additions to the allowance for loan losses would result in a decrease in net income and, possibly, in capital.

                        FIRST RELIANCE BANCSHARES, INC.

Noninterest Income
------------------

Noninterest income during the three months ended March 31, 2002 was $342,820, an increase of $49,538, or 16.89%, from the comparable period in 2001. The increase is primarily a result of an increase in residential mortgage origination fees from $122,798 for the three months ended March 31, 2001 to $163,894 for the three months ended March 31, 2002. Declining interest rates led to increased home mortgage refinancings between the two periods. Securities and insurance brokerage commissions increased $23,775, or 281.53%, from $8,445 for the period ending March 31, 2001 to $32,220 for the same period in 2002.


Noninterest Expense
-------------------

Total noninterest expense for the three months ended March 31, 2002 was $270,880, or 37.20%, higher than the three months ended March 31, 2001. The primary reason was the $153,772 increase in salaries and employee benefits over the two periods as the Bank continued to hire employees in order to sustain growth. In addition, other operating expenses increased $79,127, or 32.00%, for the three months ending March 31, 2002 as compared to the three months ending March 31, 2001. This increase is also primarily a result of additional expenses associated with the growth of the Bank.


Income Taxes
------------

The income tax provision for the three months ended March 31, 2002 and for the three months ended March 31, 2001 was $94,723 and $90,730, respectively. The provision was based on an effective tax rate of 33.28% and 37.10% for the three months ended March 31, 2002 and for the three months ended March 31, 2001, respectively.


Net Income
----------

The combination of the above factors resulted in net income for the three months ended March 31, 2002 and for the three months ended March 31, 2001 of $189,935 and $153,793, respectively. Net income before taxes for the two periods was $284,658 and $244,523, respectively. The net income before income taxes was offset by income tax provisions of $94,723 and $90,730, respectively. The net income for both periods is primarily the result of a significant increase in loan volume and a decrease in rates paid on deposit accounts.


Assets and Liabilities
----------------------

During the first three months of 2002, total assets increased $10,127,538, or 11.75%, when compared to December 31, 2001. The primary source of growth in assets was the increase of $5,014,000, or 474.36%, in federal funds sold. Loans receivable also increased from $64,875,191 at December 31, 2001 to $69,568,758 at March 31, 2002. Total deposits increased $7,609,275, or 10.05%, to $83,295,919 at March 31, 2002. The largest increase in deposits was in interest-bearing transaction accounts, which increased $4,258,944, or 46.04%, to $13,510,325 at March 31, 2002. We also obtained advances from the Federal Home Loan Bank totaling $3,000,000 at March 31, 2002 to assist in funding loan growth.

                        FIRST RELIANCE BANCSHARES, INC.

Investment Securities
---------------------

Investment securities classified as available for sale totaled $14,243,198 at March 31, 2002. This total represents a decrease of $62,488, or 0.44%, since December 31, 2001. The Bank also purchased an additional $7,600 of Federal Home Loan Bank stock during the quarter that brought the balance of nonmarketable equity securities to $150,000 at March 31, 2002.


Loans
-----

Net loans increased $4,639,281, or 7.27%, during the three months ended March 31, 2002. The primary reason for the significant growth is a result of the Bank's ability to compete favorably with other financial institutions in the area. Balances within the major loans receivable categories as of March 31, 2002 and December 31, 2001 are as follows:

                                                   March 31,    December 31,
                                                     2002           2001
                                                 ------------   ------------
 Mortgage loans on real estate:
   Residential 1-4 family                        $ 12,380,933   $ 11,720,240
   Commercial                                      18,107,733     15,029,012
   Construction                                     6,801,277      6,748,992
   Second  mortgages                                4,438,081      4,266,248
   Equity lines of credit                           1,907,800      1,641,940
                                                 ------------   ------------
     Total mortgage loans                          43,635,824     39,406,432

 Commercial and industrial                         14,486,845     13,977,706
 Consumer                                          11,294,476     11,310,260
 Other, net                                           151,613        180,793
                                                 ------------   ------------

     Total gross loans                           $ 69,568,758   $ 64,875,191
                                                 ============   ============


Risk Elements in the Loan Portfolio
-----------------------------------

The following is a summary of risk elements in the loan portfolio:

                                                                         March 31,    December 31,
                                                                           2002           2001
                                                                        -----------   ------------
 Loans:
 Nonaccrual loans                                                       $    25,389    $     8,872

    Accruing loans more than 90 days past due                           $   194,466    $   146,436

 Loans identified by the internal review mechanism:

    Criticized                                                          $ 1,406,152    $ 5,249,102

    Classified                                                          $   517,264    $   703,919

                        FIRST RELIANCE BANCSHARES, INC.

-----------------------------------

Activity in the Allowance for Loan Losses is as follows:

                                                                              March 31,
                                                                    --------------------------
                                                                      2002             2001
                                                                    -----------    -----------
Balance, January 1,                                                 $ 1,045,014    $   780,407
Provision for loan losses for the period                                 90,400         72,500
Net loans (charged-off) recovered for the period                        (36,114)       (15,307)
                                                                    -----------    -----------

   Balance, end of period                                           $ 1,099,300    $   837,600
                                                                    ===========    ===========

Gross loans outstanding, end of period                              $69,568,758    $51,333,274

Allowance for loan losses to loans outstanding                             1.58%          1.63%


Deposits
--------

Total deposits increased $7,609,275, or 10.05%, from December 31, 2001. Other time deposits comprised the largest category of deposits, totaling $25,754,988 at March 31, 2002. Expressed in percentages, noninterest-bearing deposits increased 7.66% and interest-bearing deposits increased 10.51%.

Balances within the major deposit categories as of March 31, 2002 and December 31, 2001 are as follows:

                                                      March 31,   December 31,
                                                        2002          2001
                                                    ------------  ------------
 Noninterest-bearing transaction accounts           $ 13,108,500  $ 12,175,551
 Interest-bearing demand deposits                     13,510,325     9,251,381
 Savings deposits                                     14,086,655    14,237,621
 Time deposits $100,000 and over                      16,835,451    14,874,927
 Other time deposits                                  25,754,988    25,147,164
                                                    ------------  ------------
    Total deposits                                  $ 83,295,919  $ 75,686,644
                                                    ============  ============


Advances from Federal Home Loan Bank
------------------------------------

Advances from the Federal Home Loan Bank of Atlanta were $3,000,000 as of March 31, 2002. Of this amount, the following have scheduled maturities greater than one year:

     Maturing on                         Interest Rate                Principal
---------------------   --------------------------------------------  ----------
      07/16/03          2.530%                                        $  500,000
      01/16/04          3.040%                                           500,000
      01/17/12          3.825% - fixed, callable 01/17/05              1,000,000
                                                                      ----------
                                                                      $2,000,000
                                                                      ==========

Liquidity
---------

Liquidity needs are met through scheduled maturities of loans and investments on the asset side and through pricing policies on the liability side for interest-bearing deposit accounts and advances from the Federal Home Loan Bank. The level of liquidity is measured by the loan-to-total funds ratio, which was at 79.21% at March 31, 2002 and 83.59% at December 31, 2001.

                        FIRST RELIANCE BANCSHARES, INC.

---------

Securities available-for-sale, which totaled $14,243,198 at March 31, 2002, serve as a ready source of liquidity. We also have lines of credit available with correspondent banks to purchase federal funds for periods from one to fourteen days. At March 31, 2002, unused lines of credit totaled $2,550,000. We also have a line of credit to borrow funds from the Federal Home Loan Bank up to 10% of the Bank's total assets, which gave us the ability to borrow up to $9,632,000 as of March 31, 2002. As of March 31, 2002, we had borrowed $2,000,000 on this line.


Capital Resources
-----------------

Total shareholders' equity increased $106,551 from December 31, 2001 to $7,764,558 at March 31, 2002. The main reason for this increase was net income, which totaled $189,935 for the three months ended March 31, 2002. Offsetting net income was the negative charge to equity as a result of the unrealized loss on securities of $86,384 for the same period.

We are subject to various regulatory capital requirements administered by the federal banking agencies. Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum ratios of Tier 1 and total capital as a percentage of assets and off-balance-sheet exposures, adjusted for risk weights ranging from 0% to 100%. Our Tier 1 capital consists of common stockholders' equity, excluding the unrealized gain or loss on securities available-for-sale, minus certain intangible assets. Our Tier 2 capital consists of the allowance for loan losses subject to certain limitations. Total capital for purposes of computing the capital ratios consists of the sum of Tier 1 and Tier 2 capital. The regulatory minimum requirements are 4% for Tier 1 and 8% for total risk-based capital.

We are also required to maintain capital at a minimum level based on adjusted quarterly average assets, which is known as the leverage ratio. Only the strongest banks are allowed to maintain capital at the minimum requirement of 3%. All others are subject to maintaining ratios 1% to 2% above the minimum.

The following table summarizes our risk-based capital at March 31, 2002:

Shareholders' equity                                              $ 7,764,558
Plus: unrealized loss on available-for-sale securities                 23,140
                                                                  -----------
Tier 1 capital                                                      7,787,698

Plus: allowance for loan losses (1)                                   932,080
                                                                  -----------
Total capital                                                     $ 8,719,778
                                                                  ===========

Risk-weighted assets                                              $74,386,015
                                                                  ===========

Average total assets                                              $92,910,384
                                                                  ===========
Risk-based capital ratios
   Tier 1 capital (to risk-weighted assets)                             10.47%
   Total capital (to risk-weighted assets)                              11.72%
   Leverage or Tier 1 capital (to total average assets)                  8.38%

(1) limited to 1.25% of gross risk-weighted assets

Regulatory Matters
------------------

We are not aware of any current recommendations by regulatory authorities which, if they were to be implemented, would have a material effect on liquidity, capital resources or operations.

                        FIRST RELIANCE BANCSHARES, INC.

Part II - Other Information


Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

By written consent in lieu of the Annual Meeting of the Shareholders of First Reliance Bancshares, Inc, dated March 1, 2002, F.R. Saunders, Jr., as the sole shareholder of First Reliance Bancshares, Inc., elected William P. Campbell, Leonard A. Hoogenboom, F.R. Saunders, Jr. and T. Daniel Turner as Class A directors of First Reliance Bancshares, Inc. to serve until the 2005 annual meeting of the shareholders and until their successors are elected and qualified. Paul C. Saunders, Wilie Jones, Andrew C. Kampiziones and Nathaniel Lockhart are the Class B directors whose terms will expire at the 2003 annual meeting of shareholders. A. Dale Porter, John M. Jebaily, C. Dale Lusk, MD, and
A. Joe Willis are the Class C directors whose terms will expire at the 2004 annual meeting of shareholders.

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

(a)  Exhibits

     2.1 Plan of Reorganization and Exchange between First Reliance Bank and First Reliance Bancshares, Inc. (incorporated by reference to
              Exhibit 2 to the Current Report on Form 8-K1263 First Reliance Bancshares, Inc. dated April 1, 2002 (the Form 8-K1263)

     3.1      Articles of Incorporation (incorporated by reference to Exhibit
              3.1 to the Form 8-K1263)

     3.2      Bylaws (incorporated by reference to Exhibit 3.2 to the Form
              8-K1263)

     4.1      Specimen stock certificate (incorporated by reference to Exhibit
              4.1 to the Form 8-K1263).

     10.1     1999 First Reliance Bancshares, Inc. Stock Option Plan

     10.2     Amendment 1 to Stock Option Plan

     10.3     Form of Option Agreement.

     10.4 Executive Employment Agreement between First Reliance Bank and First Reliance Bancshares, Inc. and F. Rick Saunders.

     10.5 Executive Employment Agreement between First Reliance Bank and First Reliance Bancshares, Inc. and A. Dale Porter

     10.6 Executive Employment Agreement between First Reliance Bank and First Reliance Bancshares, Inc. and Paul C. Saunders

(b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended March 31, 2002.

                         FIRST RELIANCE BANCSHARES, INC.

                                    SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           FIRST RELIANCE BANCSHARES, INC.




                                 By:    /s/ F.R. SAUNDERS, JR.
                                        ----------------------------------------
                                        F. R. Saunders, Jr.
                                        President & Chief Executive Officer



Date:   May 14, 2002             By:    /s/ A. DALE PORTER
                                        ----------------------------------------
                                        A. Dale Porter
                                        Executive Vice President, Chief
                                        Financial Officer and Secretary