Form 10QSB
period 2002-06-30
FIRST RELIANCE BANCSHARES INC
filed 2002-08-14
CIK 1172102

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

    X              QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
   ---
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2002

                                       OR

   ___        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

               For the Transition Period from _________to_________

                          Commission File No. 000-49757

                         FIRST RELIANCE BANCSHARES, INC.
        (Exact name of small business issuer as specified in its charter)

               South Carolina                          80-0030931
        (State or other jurisdiction                (I.R.S. Employer
      of incorporation or organization)             Identification No.)

                            2170 West Palmetto Street
                         Florence, South Carolina 29501
          (Address of principal executive offices, including zip code)

                                 (843) 662-8802
                (Issuer's telephone number, including area code)
                ------------------------------------------------

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                 YES X   NO ___
                                    ---

State the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

      1,448,230 shares of common stock, $.01 par value, as of July 31, 2002


   Transitional Small Business Disclosure Format (check one): Yes [_] No [X]

                        FIRST RELIANCE BANCSHARES, INC.

                                      INDEX

PART I. FINANCIAL INFORMATION                                                                                 Page No.
-----------------------------
Item 1. Financial Statements (Unaudited)

        Condensed Consolidated Balance Sheets -- June 30, 2002 and December 31, 2001 .......................       3

        Condensed Consolidated Statements of Income -- Six months ended June 30, 2002 and 2001
         and Three months ended June 30, 2002 and 2001 .....................................................       4

        Condensed Consolidated Statements of Shareholders' Equity and Comprehensive Income --
         Six months ended June 30, 2002 and 2001 ...........................................................       5

        Condensed Consolidated Statements of Cash Flows -- Six months ended June 30, 2002 and 2001 .........       6

        Notes to Condensed Consolidated Financial Statements ...............................................    7-10

Item 2. Management's Discussion and Analysis or Plan of Operation ..........................................   11-16

PART II. OTHER INFORMATION
--------------------------

Item 6. Exhibits and Reports on Form 8-K ...................................................................      17

        (a) Exhibits .......................................................................................      17

        (b) Reports on Form 8-K ............................................................................      17

                        FIRST RELIANCE BANCSHARES, INC.

                      Condensed Consolidated Balance Sheets

                                                                           June 30, 2002        December 31, 2001
                                                                         -----------------     -------------------
Assets:                                                                     (Unaudited)
  Cash and cash equivalents:
    Cash and due from banks                                                $   3,097,771           $   1,987,594
    Federal funds sold                                                           370,000               1,057,000
                                                                           -------------           -------------
      Total cash and cash equivalents                                          3,467,771               3,044,594
                                                                           -------------           -------------

Securities available-for-sale                                                 16,217,221              14,305,686
Nonmarketable equity securities                                                  218,100                 142,400
                                                                           -------------           -------------
      Total investment securities                                             16,435,321              14,448,086

Loans receivable                                                              75,517,170              64,875,191
Less allowance for loan losses                                                (1,125,739)             (1,045,014)
                                                                           -------------           -------------
      Loans, net                                                              74,391,431              63,830,177

Premises and equipment, net                                                    3,960,591               3,675,541
Other real estate owned                                                           69,208                  86,988
Accrued interest receivable                                                      732,230                 687,611
Other assets                                                                     416,633                 421,537
                                                                           -------------           -------------

      Total assets                                                         $  99,473,185           $  86,194,534
                                                                           =============           =============

Liabilities and Shareholders' Equity:
Liabilities:
Deposits:
  Noninterest-bearing transaction accounts                                 $  14,051,222           $  12,175,551
  Interest-bearing transaction accounts                                       15,313,098               9,251,381
  Savings                                                                     13,742,331              14,237,621
  Time deposits $100,000 and over                                             18,288,913              14,874,927
  Other time deposits                                                         24,785,860              25,147,164
                                                                           -------------           -------------
      Total deposits                                                          86,181,424              75,686,644

Federal funds purchased                                                          183,000                       -
Securities sold under agreement to repurchase                                  1,339,562               1,927,164
Advances from Federal Home Loan Bank                                           3,000,000                       -
Accrued interest payable                                                         470,693                 472,848
Other liabilities                                                                243,034                 449,871
                                                                           -------------           -------------
      Total liabilities                                                       91,417,713              78,536,527
                                                                           -------------           -------------

Shareholders' Equity:
Common stock, $.01 par value; 5,000,000 shares authorized,
 1,448,830 and 724,115 shares issued and outstanding at June 30, 2002
 and December 31, 2001, respectively                                              14,488                   7,241
Surplus                                                                        7,143,891               7,172,022
Retained earnings                                                                743,915                 415,500
Accumulated other comprehensive income                                           153,178                  63,244
                                                                           -------------           -------------

    Total shareholders' equity                                                 8,055,472               7,658,007
                                                                           -------------           -------------

    Total liabilities and shareholders' equity                             $  99,473,185           $  86,194,534
                                                                           =============           =============

           See notes to condensed consolidated financial statements.

                        FIRST RELIANCE BANCSHARES, INC.

                   Condensed Consolidated Statements of Income
                                   (Unaudited)

                                                        Six Months Ended June 30,                Three Months Ended June 30,
                                                   -----------------------------------      ---------------------------------------
                                                        2002                2001                  2002                  2001
                                                   -------------     -----------------      ----------------      -----------------
Interest income:
  Loans, including fees                            $   2,853,333     $       2,570,840      $      1,451,679      $      1,306,002
  Investment securities:
    Taxable                                              326,201               466,568               165,932               267,646
    Nontaxable                                            99,413                23,340                58,110                20,254
    Nonmarketable equity securities                        4,426                 1,281                 2,183                 1,281
  Federal funds sold and other                            37,776                87,358                18,168                31,045
                                                   -------------     -----------------      ----------------      ----------------
    Total                                              3,321,149             3,149,387             1,696,072             1,626,228
                                                   -------------     -----------------      ----------------      ----------------

Interest expense:
  Deposits                                             1,097,506             1,477,136               528,950               732,347
  Advances from Federal Home Loan Bank                    39,637                     -                19,957                     -
  Federal funds purchased and securities
   sold under agreements to repurchase                    10,199                55,180                 4,658                28,733
                                                   -------------     -----------------      ----------------      ----------------
    Total                                              1,147,342             1,532,316               553,565               761,080
                                                   -------------     -----------------      ----------------      ----------------

Net interest income                                    2,173,807             1,617,071             1,142,507               865,148
Provision for loan losses                                218,161               162,500               127,761                90,000
                                                   -------------     -----------------      ----------------      ----------------
Net interest income after provision for
  loan losses                                          1,955,646             1,454,571             1,014,746               775,148
                                                   -------------     -----------------      ----------------      ----------------

Other operating income:
  Residential mortgage origination fees                  307,171               319,009               143,277               196,211
  Service charges on deposit accounts                    252,394               275,923               133,239               151,029
  Brokerage fees                                          46,856                30,603                14,636                16,158
  Gain on sales of securities available for sale          12,414                     -                12,414                     -
  Credit life insurance commissions                       14,323                25,779                 6,718                 8,292
  Other charges, commissions and fees                     39,254                18,746                19,308                 5,088
                                                   -------------     -----------------      ----------------      ----------------
    Total                                                672,412               670,060               329,592               376,778
                                                   -------------     -----------------      ----------------      ----------------

Other operating expenses:
  Salaries and employee benefits                       1,270,653               893,698               686,927               463,744
  Occupancy expense                                       62,589                54,655                37,683                34,427
  Furniture and equipment expense                        111,681                68,714                55,020                38,022
  Loss on the sale of other real estate                    7,334                     -                     -                     -
  Other operating expenses                               718,090               566,008               362,939               318,701
                                                   -------------     -----------------      ----------------      ----------------
    Total                                              2,170,347             1,583,075             1,142,569               854,894
                                                   -------------     -----------------      ----------------      ----------------

Income before income taxes                               457,711               541,556               201,769               297,032
Income tax expense                                       129,296               184,990                45,342                94,260
                                                   -------------     -----------------      ----------------      ----------------

Net income                                         $     328,415     $         356,566      $        156,427      $        202,772
                                                   =============     =================      ================      ================

Earnings per share
Basic earnings per share                           $        0.23     $            0.25      $           0.11      $           0.14
Diluted earnings per share                         $        0.22     $            0.23      $           0.10      $           0.13

           See notes to condensed consolidated financial statements.

                        FIRST RELIANCE BANCSHARES, INC.

   Condensed Consolidated Statement of Shareholders' Equity and Comprehensive
             Income for the six months ended June 30, 2002 and 2001
                                   (Unaudited)

                                                                                                   Accumulated
                                                                                     Retained         Other
                                       Common Stock                                  Earnings     Comprehensive
                                  Shares           Amount           Surplus         (Deficit)        Income               Total
                               -----------      ------------     -------------     -----------   ----------------     -------------
Balance,
 December 31, 2000                 723,518      $      7,235     $   7,166,058     $  (201,054)  $         74,984        $7,047,223

Net income for
 the period                                                                            356,566                              356,566

Other comprehensive
 income (loss), net of tax
 benefit of $27,493                                                                                       (54,251)          (54,251)
                                                                                                                      -------------

Comprehensive income                                                                                                        302,315
                               -----------      --------------  ----------------   -----------   ----------------     -------------

Balance,
 June 30, 2001                     723,518      $      7,235     $   7,166,058     $   155,512   $         20,733     $   7,349,538
                               ===========      ============     =============     ===========   ================     =============

Balance,
 December 31, 2001                 724,115      $      7,241     $   7,172,022     $   415,500   $         63,244     $   7,658,007

Net income
 for the period                                                                        328,415                              328,415

Other comprehensive
 income (loss), net of tax
 expense of $50,696                                                                                        89,934            89,934
                                                                                                                      -------------

Comprehensive income                                                                                                        418,349
                                                                                                                      -------------

Two for one stock split            724,415             7,244            (7,244)                                                   -

Costs associated with
 stock offering                                                        (23,884)                                             (23,884)

Exercise of stock options              300                 3             2,997                                                3,000
                               -----------      ------------     -------------     -----------   ----------------     -------------

Balance,
 June 30, 2002                   1,448,830      $     14,488     $   7,143,891     $   743,915   $        153,178     $   8,055,472
                               ===========      ============     =============     ===========   ================     =============

           See notes to condensed consolidated financial statements.

                        FIRST RELIANCE BANCSHARES, INC.

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                        Six Months Ended June 30,
                                                                    ----------------------------------
                                                                        2002                  2001
                                                                    ------------          ------------
Cash flows from operating activities:
  Net income                                                        $    328,415          $    356,566
  Adjustments to reconcile net income to net cash used
   by operating activities:
    Provision for loan losses                                            218,161               162,500
    Depreciation and amortization expense                                144,943                80,076
    Accretion and premium amortization                                    28,142                   506
    Deferred income tax provision                                          4,791               (38,210)
    Gains on sales of securities available-for-sale                      (12,414)                    -
    Losses on sales of other real estate                                   7,334                     -
    Increase in interest receivable                                      (44,619)              (79,171)
    Increase (decrease) in interest payable                               (2,155)              243,351
    (Increase) decrease in other assets                                  (67,059)               17,679
                                                                    ------------          ------------
      Net cash provided by operating activities                          398,702               922,734
                                                                    ------------          ------------

Cash flows from investing activities:
  Net increase in loans made to customers                            (10,848,615)           (7,760,405)
  Purchases of securities available-for-sale                          (7,121,958)           (7,689,405)
  Maturities of securities available-for-sale                          2,080,997             5,587,403
  Proceeds on sales of securities available-for-sale                   3,254,328                     -
  Purchase of securities held-to-maturity                                      -            (1,283,394)
  Purchase of Federal Home Loan Bank stock                               (75,700)             (130,100)
  Proceeds on sales of other real estate                                  79,646                     -
  Purchases of premises and equipment                                   (413,517)             (723,287)
                                                                    ------------          ------------
    Net cash used by investing activities                            (13,044,819)          (11,999,188)
                                                                    ------------          ------------

Cash flows from financing activities:
  Net increase in deposits                                            10,494,780            10,020,740
  Net increase in federal funds purchased                                183,000                     -
  Net increase (decrease) in securities sold
under agreements to repurchase                                          (587,602)            1,332,927
  Advances from the Federal Home Loan Bank                             3,000,000                     -
  Stock issuance costs                                                   (23,881)                    -
  Proceeds from the exercise of stock options                              2,997                     -
                                                                    ------------          ------------
    Net cash provided by financing activities                         13,069,294            11,353,667
                                                                    ------------          ------------

Net increase in cash and cash equivalents                                423,177               277,213

Cash and cash equivalents, beginning                                   3,044,594             4,296,526
                                                                    ------------          ------------
Cash and cash equivalents, end                                      $  3,467,771          $  4,573,739
                                                                    ============          ============

Cash paid during the period for:
Income taxes                                                        $    381,167          $    159,677
Interest                                                            $  1,149,497          $  1,288,965

           See notes to condensed consolidated financial statements.

                        FIRST RELIANCE BANCSHARES, INC.


           See notes to condensed consolidated financial statements.

                         FIRST RELIANCE BANCSHARES, INC.

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 1 - Basis of Presentation

The accompanying financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures, which would substantially duplicate those contained in the most recent annual report to shareholders. The financial statements as of June 30, 2002 and for the interim periods ended June 30, 2002 and 2001 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. The financial information as of December 31, 2001 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in First Reliance Bank's 2001 Annual Report on Form 10-KSB.

Note 2 - Earnings Per Share

A reconciliation of the numerators and denominators used to calculate basic and diluted earnings per share for the three and six month periods ended June 30, 2002, and 2001 are as follows:

                                                                Six Months Ended June 30, 2002
                                                         --------------------------------------------
                                                           Income           Shares          Per Share
                                                         (Numerator)     (Denominator)       Amount
                                                         ------------   ----------------  -----------
Basic earnings per share
 Income available to common shareholders                 $  328,415        1,448,588         $   0.23
                                                                                             ========
Effect of dilutive securities
 Stock options
                                                                  -           59,921
                                                         ----------        ---------
Diluted earnings per share
 Income available to common shareholders
 plus assumed conversions                                $  328,415        1,508,509         $   0.22
                                                         ==========        =========         ========

                                                                Six Months Ended June 30, 2001
                                                         --------------------------------------------
                                                           Income           Shares          Per Share
                                                         (Numerator)     (Denominator)       Amount
                                                         ------------   ----------------  -----------
Basic earnings per share
 Income available to common shareholders                 $  356,566        1,447,036         $   0.25
                                                                                             ========
Effect of dilutive securities
 Stock options                                                    -           80,072
                                                         ----------        ---------
Diluted earnings per share
 Income available to common shareholders
 plus assumed conversions                                $  356,566        1,527,108         $   0.23
                                                         ==========        =========         ========

                        FIRST RELIANCE BANCSHARES, INC.

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 2 - Earnings Per Share -- continued


                                                               Three Months Ended June 30, 2002
                                                         --------------------------------------------
                                                           Income            Shares         Per Share
                                                         (Numerator)       (Denominator)      Amount
                                                         ------------   ----------------    ---------
Basic earnings per share
 Income available to common shareholders                 $  156,427        1,448,830         $   0.11
                                                                                             ========
Effect of dilutive securities
 Stock options
                                                                  -           67,944
                                                         ----------        ---------
Diluted earnings per share
 Income available to common shareholders
 plus assumed conversions                                $  156,427        1,516,774         $   0.10
                                                         ==========        =========         ========

                                                               Three Months Ended June 30, 2001

                                                         --------------------------------------------
                                                           Income           Shares          Per Share
                                                         (Numerator)     (Denominator)       Amount
                                                         ------------   ----------------    ---------
Basic earnings per share
 Income available to common shareholders                 $  202,772        1,447,036         $   0.14
                                                                                             ========
Effect of dilutive securities
 Stock options
                                                                  -           79,574
                                                         ----------        ---------
Diluted earnings per share
 Income available to common shareholders
 plus assumed conversions                                $  202,772        1,526,610         $   0.13
                                                         ==========        =========         ========

Note 3 - Comprehensive Income

Comprehensive income includes net income and other comprehensive income, which is defined as nonowner related transactions in equity. The following table sets forth the amounts of other comprehensive income included in equity along with the related tax effect for the six month and three month periods ended June 30, 2002 and 2001:

                                                           Pre-tax         (Expense)       Net-of-tax
                                                            Amount          Benefit          Amount
                                                         ------------   ----------------   ----------
For the Six Months Ended June 30, 2002:

Unrealized gains (losses) on securities
 available-for-sale                                      $  153,044        $ (55,171)        $ 97,873

Plus: reclassification adjustment for gains realized
in net income                                               (12,414)           4,475           (7,939)
                                                         ----------        ---------         --------

Net unrealized gains (losses) on securities                 140,630          (50,696)          89,934
                                                         ----------        ---------         --------

Other comprehensive income                               $  140,630        $ (50,696)        $ 89,934
                                                         ==========        =========         ========

FIRST RELIANCE BANCSHARES, INC.


              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 3 - Comprehensive Income -- continued

                                                                           Pre-tax           (Expense)       Net-of-tax
                                                                            Amount            Benefit          Amount
                                                                         ----------          ---------       ----------
For the Six Months Ended June 30, 2001:
Unrealized gains (losses) on securities available-for-sale                $ (81,744)         $(27,493)        $(54,251)
Plus: reclassification adjustment for gains realized
 in net income                                                                    -                 -                -
                                                                          ---------          --------         --------
Net unrealized gains (losses) on securities                                 (81,744)          (27,493)         (54,251)
                                                                          ---------          --------         --------

Other comprehensive income                                                $ (81,744)         $(27,493)        $(54,251)
                                                                          =========          ========         ========

                                                                           Pre-tax           (Expense)       Net-of-tax
                                                                            Amount            Benefit          Amount
                                                                          ---------          ---------       ----------
For the Three Months Ended June 30, 2002:
Unrealized gains (losses) on securities available-for-sale                $ 279,563          $(95,306)       $ 184,257
Plus: reclassification adjustment for gains realized
 in net income
                                                                            (12,414)            4,475           (7,939)
Net unrealized gains (losses) on securities                               ---------          --------         --------
                                                                            267,149           (90,831)         176,318
                                                                          ---------          --------         --------
Other comprehensive income
                                                                          $ 267,149          $(90,831)       $ 176,318
                                                                          =========          ========         ========

                                                                           Pre-tax           (Expense)       Net-of-tax
                                                                            Amount            Benefit          Amount
                                                                          ---------          ---------       ----------
For the Three Months Ended June 30, 2001:
Unrealized gains (losses) on securities available-for-sale                $ (47,977         $  16,012        $ (31,965)
Plus: reclassification adjustment for gains realized
 in net income                                                                    -                 -                -
                                                                          ---------          --------         --------
Net unrealized gains (losses) on securities                                 (47,977)           16,012          (31,965)
                                                                          ---------          --------         --------

Other comprehensive income                                                $ (47,977)         $ 16,102         $(31,965)
                                                                          =========          ========         ========

Accumulated other comprehensive income consists solely of the unrealized gain on securities available-for-sale, net of the deferred tax effects.

Note 4 - Advances from the Federal Home Loan Bank

Advances from the Federal Home Loan Bank of Atlanta were $3,000,000 as of June 30, 2002. Of this amount, the following have scheduled maturities greater than one year:

       Maturing on                   Interest Rate                  Principal
       -----------                   -------------                  ---------
         07/16/03          2.530%                                  $   500,000
         01/16/04          3.040%                                      500,000
                           3.825% - fixed, callable 01/17/05
         01/17/12                                                    1,000,000
                                                                   -----------
                                                                   $ 2,000,000

                        FIRST RELIANCE BANCSHARES, INC.

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 5 - Reorganization

On April 1, 2002 First Reliance Bank (the "Bank") became a wholly owned subsidiary of First Reliance Bancshares, Inc. (the "Company"), a South Carolina corporation pursuant to a statutory share exchange between the Bank and the Company, whereby each outstanding share of common stock of the Bank was exchanged for one share of common stock of the Company.

Note 6 - Shareholders' Equity

We declared a two-for-one stock split in the form of a stock dividend effected April 1, 2002. Share and per share data for all periods presented herein have been adjusted to give effect to the split.

Note 7 - Commitments

In June of 2002 we entered into an agreement with Jack Henry and Associates to bring our data processing in house. We believe that because of the increases, and projected future increases, in the volume of transactions, this will lower our future expenses. Also, our current data processing expense is currently variable depending on volume. In house processing will stabilize this expense and allow Management to more accurately forecast performance. The cost of this project will be approximately $1,100,000 and should be completed during the first quarter of 2004. We paid 25% to Jack Henry and Associates in June 2002 and will pay the remainder of the cost over the life of the project. We are amortizing the cost of the project over three years.

During the second quarter of 2002, we purchased property for $275,000 with the intention of converting it to an operations center. Renovations have begun and are estimated to have a total cost of approximately $617,000. We plan to put the operations center in use in the first quarter of 2003.

                        FIRST RELIANCE BANCSHARES, INC.

Item 2. Management's Discussion and Analysis or Plan of Operation

The following is a discussion of our financial condition as of June 30, 2002 compared to December 31, 2001, and the results of operations for the three and six months ended June 30, 2002 and 2001. These comments should be read in conjunction with our condensed financial statements and accompanying footnotes appearing in this report. This report contains "forward-looking statements" relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of our management, as well as assumptions made by and information currently available to our management. The words "expect," "estimate," "anticipate," and "believe," as well as similar expressions, are intended to identify forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements, and our operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in our filings with the Securities and Exchange Commission.

Results of Operations

Net Interest Income

For the six months ended June 30, 2002, net interest income, the major component of our net income, was $2,173,807 compared to $1,617,071 for the same period of 2001, an increase of $556,736. For the three months ended June 30, 2002, net interest income was $1,142,507 compared to $865,148 for the comparable period of 2001. The improvements in the 2002 periods were primarily attributable to increases in average earning assets and decreases on rates paid for deposits. The average rate realized on interest-earning assets decreased to 7.54% from 9.55%, however, average earning assets increased from $66,527,309 for the six months ended June 30, 2001 to $88,880,635 for the six months ended June 30, 2002. The average rate paid on interest-bearing liabilities decreased to 3.11% from 5.59% for the six month periods ended June 30, 2002 and 2001, respectively.

The net interest spread and net interest margin were 4.43% and 4.93%, respectively, for the six-month period ended June 30, 2002, compared to 3.96% and 4.90% for the six month period ended June 30, 2001. For the quarter ended June 30, 2002, the net interest spread and net interest margin were 4.45% and 4.94%, respectively as compared to 4.14% and 5.05%, respectively for the quarter ended June 30, 2001.

Provision and Allowance for Loan Losses

The provision for loan losses is the charge to operating earnings that management feels is necessary to maintain the allowance for possible loan losses at an adequate level. For the six months ended June 30, 2002 and 2001, the provision was $218,161 and $162,500, respectively. For the three months ended June 30, 2002 and 2001, the provision for loan losses was $127,761 and $90,000, respectively. Our nonperforming loans totaled $358,594 at June 30, 2002 and $24,303 at June 30, 2001. Classified loans increased from $69,317 at June 30, 2001 to $512,172 at June 30, 2002. Based on present information, management believes the allowance for loan losses is adequate at June 30, 2002 to meet presently known and inherent risks in the loan portfolio. The allowance for loan losses is 1.49% of total loans at June 30, 2002. There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. We maintain an allowance for loan losses based on, among other things, historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. Management's judgment about the adequacy of the allowance is based upon a number of assumptions about future events, which it believes to be reasonable, but which may not prove to be accurate. Thus, there is a risk that charge-offs in future periods could exceed the allowance for loan losses or that substantial additional increases in the allowance for loan losses could be required. Additions to the allowance for loan losses would result in a decrease of our net income and, possibly, our capital.

                        FIRST RELIANCE BANCSHARES, INC.

Noninterest Income

Total noninterest income for the six months ended June 30, 2002 was $672,412, an increase of $2,352 compared to $670,060 for the six months ended June 30, 2001. Total noninterest income for the quarter ended June 30, 2002 was $329,592, a decrease of $47,186 or 12.52%, from $376,778 in the second quarter of 2001.

Service charge income decreased $23,529 from the six months ended June 30, 2001 to the six months ended June 30, 2002 and $17,790 from the three months ended June 30, 2001 to the three months June 30, 2002. These decreases were the result of a new demand deposit product that has no service charges and the reduction in the number of NSF checks. Residential mortgage origination fees decreased from $319,009 to $307,171 for the six months ended June 30, 2002, compared to the six months ended June 30, 2001 and decreased from $196,211 to $143,277 for the three months ended June 30, 2002, compared to the three months ended June 30, 2001. Mortgage originations have declined as rates have leveled off and fewer customers are refinancing their mortgages.

Noninterest Expense

Total noninterest expense for the first six months of 2002 was $2,170,347, an increase of $587,272, or 37.10%, when compared to the first six months of 2001. For the quarter ended June 30, 2002, noninterest expense was $1,142,569, an increase of $287,675, or 33.65%, over the comparable period of 2001. The primary reasons for the increase in both periods was due to expenses associated with operating the Second Loop Road branch and the addition of employees at the main office. The Second Loop Road branch opened on May 11, 2001.

The primary component of noninterest expense is salaries and benefits, which were $1,270,653 and $893,698 for the six months ended June 30, 2002 and 2001, respectively and $686,927 and $463,744 for the three months ending June 30, 2002 and 2001, respectively. Since June 30, 2001, we have added eight full time positions in our training, mortgage loans, and insurance agency and investment brokerage departments to meet increased demands in these areas. Other operating expense increased $152,082 for the six month period ending June 30, 2002, an increase of 26.87% over the related period in 2001. This increase was also due to certain expenses associated with operating our new branch and our normal growth. In addition, we incurred $47,748 in expenses associated with our incorporation and acquisition of the Bank.

Income Taxes

For the six months ended June 30, 2002 and 2001, the effective income tax rate was 28.25% and 34.16%, respectively, and the income tax provision was $129,296 and $184,990, respectively. For the quarter ended June 30, 2002, the effective tax rate was 22.47% compared to 31.73% for the second quarter of 2001. The decreases in income taxes were the result of decreases in income before taxes for the periods presented.

Net Income

The combination of the above factors resulted in net income of $328,415 for the six months ended June 30, 2002 compared to $356,566 for the comparable period in 2001. For the quarter ended June 30, 2002, net income was $156,427, a decrease of $46,345 when compared to the second quarter of 2001.

Assets and Liabilities

During the first six months of 2002, total assets increased $13,278,651, or 15.41%, when compared to December 31, 2001. The primary source of growth in assets was the increase of $10,641,979, or 16.40%, in loans receivable. Investment securities also increased by $1,987,235 to $16,435,321 at June 30, 2002, when compared to December 31, 2001. Deposits increased $10,494,780, or 13.87%, to $86,181,424 as of June 30, 2002. The largest increase in deposits was in interest-bearing demand deposits, which increased $6,061,717, or 65.52%, to $15,313,098 at June 30, 2002. The increase in interest bearing demand deposits is attributable to our new Platinum Checking product. This product's higher interest rates and lack of transaction limitations has encouraged customers to move their money to the Bank from savings and money market accounts.

Investment Securities

Investment securities totaled $16,435,321 at June 30, 2002, compared to $14,305,686 at December 31, 2001. Investment securities totaling $16,217,221 were designated as available-for-sale. Nonmarketable equity securities totaled $218,100 at June 30, 2002.

                        FIRST RELIANCE BANCSHARES, INC.

Loans

Gross loans increased $10,641,979, or 16.40%, during the six months ended June 30, 2002. The largest increase in loans was in residential 1-4 family loans which increased $4,006,378, or 34.18%, to $15,726,618 at June 30, 2002. Balances
within the major loans receivable categories as of June 30, 2002 and December 31, 2001 are as follows:

                                                    June 30,        December 31,
                                                      2002             2001
                                                  -----------       -----------

Mortgage loans on real estate:
  Residential 1-4 family                         $ 15,726,618      $ 11,720,240
  Commercial                                       18,545,365        15,029,012
  Construction                                      8,630,458         6,748,992
  Second mortgages                                  4,275,011         4,266,248
  Equity lines of credit                            2,644,746         1,641,940
                                                 ------------      ------------
     Total mortgage loans                          49,822,198        39,406,432

Commercial and industrial                          14,591,231        13,977,706
Consumer                                           10,982,748        11,310,260
Other, net                                            120,993           180,793
                                                 ------------      ------------

    Total gross loans                            $ 75,517,170      $ 64,875,191
                                                 ============      ============

Risk Elements in the Loan Portfolio

The following is a summary of risk elements in the loan portfolio:

                                                    June 30,           June 30,
                                                      2002               2001
                                                  -----------        -----------

Loans: Nonaccrual loans                          $     21,308       $     11,672

Accruing loans more than 90 days past due        $    337,286       $     12,631

Classified loans identified by the internal
 review mechanism                                $    512,172       $     69,317

                        FIRST RELIANCE BANCSHARES, INC.

Activity in the Allowance for Loan Losses is as follows:

                                                         June 30,      June 30,
                                                           2002          2001
                                                        ---------     ---------
 Balance, January 1,                                  $ 1,045,014   $   780,407
 Provision for loan losses for the period                 218,161       162,500
 Net loans (charged-off) recovered for the period        (137,436)      (24,224)
                                                      -----------   -----------

 Balance, end of period                               $ 1,125,739   $   918,683
                                                      ===========   ===========

 Gross loans outstanding, end of period               $75,517,170   $54,481,285
                                                      ===========   ===========

 Allowance for loan losses to loans outstanding              1.49%         1.69%


Deposits

Total deposits increased $10,494,780, or 13.87%, from December 31, 2001 to $86,181,424 at June 30, 2002. The largest increase was in interest bearing demand deposits which increased $6,061,717, or 65.52%, to $15,313,098 at June 30, 2002. Expressed in percentages, noninterest-bearing deposits increased 15.41% and interest-bearing deposits increased 13.57%.

Balances within the major deposit categories as of June 30, 2002 and December 31, 2001 are as follows:

                                             June 30, 2002    December 31, 2001
                                             -------------    -----------------

Noninterest-bearing transaction accounts     $  14,051,222       $   12,175,551
Interest-bearing demand deposits                15,313,098            9,251,381
Savings deposits                                13,742,331           14,237,621
Time deposits $100,000 and over                 18,288,913           14,874,927
Other time deposits                             24,785,860           25,147,164
                                             -------------       --------------

    Total deposits                           $  86,181,424       $   75,686,644
                                             =============       ==============

Advances from Federal Home Loan Bank

Advances from the Federal Home Loan Bank of Atlanta were $3,000,000 as of June 30, 2002. Of this amount, the following have scheduled maturities greater than one year:

           Maturing on                Interest Rate                 Principal
           -----------                -------------                 ---------
            07/16/03        2.530%                                 $   500,000
            01/16/04        3.040%                                     500,000
            01/17/12        3.825% - fixed, callable 01/17/05        1,000,000
                                                                   -----------
                                                                   $ 2,000,000
                                                                   ===========

Liquidity

We meet our liquidity needs through scheduled maturities of loans and investments on the asset side and through pricing policies for interest-bearing deposit accounts on the liability side. The level of liquidity is measured by the loan-to-total funds ratio, which was at 83.26% at June 30, 2002 and 83.59% at December 31, 2001.

Securities available-for-sale, which totaled $16,217,221 at June 30, 2002, serve as a ready source of liquidity. We also have lines of credit available with correspondent banks to purchase federal funds for periods from one to seven days. At June 30, 2002, unused lines of credit totaled $10,434,000.

                        FIRST RELIANCE BANCSHARES, INC.

Critical Accounting Policies

We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to the consolidated financial statements at December 31, 2001 as filed on our annual report on Form 10-KSB. Certain accounting policies involve significant judgments and assumptions by us which have a material impact on the carrying value of certain assets and liabilities. We consider these accounting policies to be critical accounting policies. The judgments and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances. Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates which could have a material impact on our carrying values of assets and liabilities and our results of operations.

We believe the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in preparation of our consolidated financial statements. Refer to the portion of this discussion that addresses our allowance for loan losses for a description of our processes and methodology for determining our allowance for loan losses.

Capital Resources

Total shareholders' equity increased $397,465 to $8,055,472 at June 30, 2002. This is the result of net income for the period of $328,415, unrealized gains on securities available-for-sale of $89,934, and $3,000 received from the exercise of stock options. These increases to shareholders' equity were partially offset by the $23,884 reduction to surplus related to the planned stock offering.

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum ratios of Tier 1 and total capital as a percentage of assets and off-balance-sheet exposures, adjusted for risk weights ranging from 0% to 100%. Tier 1 capital of the Bank consists of common stockholders' equity, excluding the unrealized gain or loss on securities available-for-sale, minus certain intangible assets. The Bank's Tier 2 capital consists of the allowance for loan losses subject to certain limitations. Total capital for purposes of computing the capital ratios consists of the sum of Tier 1 and Tier 2 capital. The regulatory minimum requirements are 4% for Tier 1 and 8% for total risk-based capital.

The Bank is also required to maintain capital at a minimum level based on adjusted quarterly average assets, which is known as the leverage ratio. Only the strongest banks are allowed to maintain capital at the minimum requirement of 3%. All others are subject to maintaining ratios 1% to 2% above the minimum.

The following table summarizes the Bank's risk-based capital at June 30, 2002:

Shareholders' equity                                              $  8,125,423
Less: unrealized gains on available-for-sale securities                153,178
                                                                  ------------
Tier 1 capital                                                       7,972,245

Plus: allowance for loan losses (1)                                    984,946
                                                                  ------------
Total capital                                                     $  8,957,191
                                                                  ============

Net risk-weighted assets                                          $ 78,654,176
                                                                  ============

Risk-based capital ratios
   Tier 1 capital (to risk-weighted assets)                              10.14%
   Total capital (to risk-weighted assets)                               11.39%
   Tier 1 capital (to total average assets)                               8.00%

(1) limited to 1.25% of gross risk-weighted assets

                        FIRST RELIANCE BANCSHARES, INC.

Off-Balance Sheet Risk

Through our operations, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At June 30, 2002, we had issued commitments to extend credit of $11,390,644 and standby letters of credit of $113,000 through various types of commercial lending arrangements. Approximately $8,476,494 of these commitments to extend credit had variable rates.

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at June 30, 2002.

                                           After One        After Three
                             Within         Through           Through           Within           Greater
                               One           Three            Twelve              One              Than
                              Month         Months            Months             Year            One Year           Total
                           ----------    ------------     --------------    --------------    -------------    ---------------
Unused commitments to
  extend credit              $ 53,780        $366,066         $6,602,046        $7,021,892       $4,368,752        $11,390,644
Standby letters of credit           -               -            113,000           113,000                -            113,000
                           ----------    ------------     --------------    --------------    -------------    ---------------
  Totals                     $ 53,780        $366,066         $6,715,046        $7,134,892       $4,368,752        $11,503,644

We evaluate each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.

Regulatory Matters

Our management is not aware of any current recommendations by regulatory authorities which, if they were to be implemented, would have a material effect on liquidity, capital resources or operations.

                        FIRST RELIANCE BANCSHARES, INC.

Part II - Other Information


Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits

         2.1 Plan of Reorganization and Exchange between First Reliance Bank and First Reliance Bancshares, Inc. (incorporated by reference to Exhibit 2 to the Company's Current Report on "Form 8-K12g-3" dated April 1, 2002 (the Form 8-K12g-3)

         3.1 Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Form 8-K12g-3)

         3.2 Bylaws (incorporated by reference to Exhibit 3.2 to the Form 8-K12g-3)

         4.1 Specimen stock certificate (incorporated by reference to Exhibit 4 to the Form 8-K12g-3).

         10.1 1999 First Reliance Bank Employee Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2002)

         10.2 Amendment 1 to Stock Option Plan (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2002)

         10.3     Amendment 2 to Stock Option Plan

         10.4     Form of Option Agreement (incorporated by reference to Exhibit
                  10.3 to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2002)

         10.5(a) Executive Employment Agreement between First Reliance Bank and First Reliance Bancshares, Inc. and F. R. Saunders, Jr. (incorporated by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2002.)

         10.5(b) Amendment 1 to Executive Employment Agreement dated June 1, 2002 - F.R. Saunders, Jr.

         10.6(a) Executive Employment Agreement between First Reliance Bank and First Reliance Bancshares, Inc. and A. Dale Porter (incorporated by reference to Exhibit 10.5 of the Company's Quarterly Report on Form 10Q--SB for the quarter ended March 31, 2002.)

         10.6(b) Amendment 1 to Executive Employment Agreement dated June 1, 2002 - A. Dale Porter

         10.7(a) Executive Employment Agreement between First Reliance Bank and First Reliance Bancshares, Inc. and Paul C. Saunders (incorporated by reference to Exhibit 10.6 of the Company's Quarterly Report on Form 10Q-QSB for the quarter March 31, 2002.)

         10.7(b) Amendment 1 to Executive Employment Agreement dated June 1, 2002 - Paul C. Saunders

(b) Reports on Form 8-K - The following reports on Form 8-K were filed during the quarter ended June 30, 2002:

                  The Company filed a Form 8-K dated April 1, 2002 as notice of the formation of the holding company and also serving as notice that it is the successor issuer to the Bank.

                        FIRST RELIANCE BANCSHARES, INC.

                                    SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         FIRST RELIANCE BANCSHARES, INC.



                                    By:   /s/ F. R. SAUNDERS, JR.
                                          --------------------------------------
                                          F. R. Saunders, Jr.
                                          President & Chief Executive Officer



Date: August 14, 2002               By:   /s/ A. DALE PORTER
                                          --------------------------------------
                                          A. Dale Porter
                                          Executive Vice President, Chief
                                          Financial Officer & Secretary

                         FIRST RELIANCE BANCSHARES, INC.

                                  EXHIBIT INDEX

Item No. from
Item 601 of
Regulation S-B   Description
--------------   -----------

        2.1 Plan of Reorganization and Exchange between First Reliance Bank and First Reliance Bancshares, Inc. (incorporated by reference to Exhibit 2 to the Company's Current Report on "Form 8-K12g-3" dated April 1, 2002 (the Form 8-K12g-3)

        3.1      Articles of Incorporation (incorporated by reference to Exhibit
                 3.1 to the Form 8-K12g-3)

        3.2      Bylaws (incorporated by reference to Exhibit 3.2 to the Form
                 8-K12g-3)

        4.1 Specimen stock certificate (incorporated by reference to Exhibit 4 to the Form 8-K12g-3).

        10.1 1999 First Reliance Bank Employee Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31,
                 2002)

        10.2     Amendment 1 to Stock Option Plan (incorporated by reference to
                 Exhibit 10.2 to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2002)

        10.3     Amendment 2 to Stock Option Plan

        10.4     Form of Option Agreement (incorporated by reference to Exhibit
                 10.3 to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2002)

        10.5(a) Executive Employment Agreement between First Reliance Bank and First Reliance Bancshares, Inc. and F. R. Saunders, Jr. (incorporated by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2002.)

        10.5(b) Amendment 1 to Executive Employment Agreement dated June 1, 2002 - F.R. Saunders, Jr.

        10.6(a) Executive Employment Agreement between First Reliance Bank and First Reliance Bancshares, Inc. and A. Dale Porter (incorporated by reference to Exhibit 10.5 of the Company's Quarterly Report on Form 10Q--SB for the quarter ended March 31, 2002.)

        10.6(b) Amendment 1 to Executive Employment Agreement dated June 1, 2002 - A. Dale Porter

        10.7(a) Executive Employment Agreement between First Reliance Bank and First Reliance Bancshares, Inc. and Paul C. Saunders (incorporated by reference to Exhibit 10.6 of the Company's Quarterly Report on Form 10Q-QSB for the quarter March 31, 2002.)

        10.7(b) Amendment 1 to Executive Employment Agreement dated June 1, 2002 - Paul C. Saunders

                         FIRST RELIANCE BANCSHARES, INC.

                                 EXHIBIT 10.5(a)
                                 AMENDMENT NO. 1
                        TO EXECUTIVE EMPLOYMENT AGREEMENT

     THIS AMENDMENT NO. 1 TO EXECUTIVE EMPLOYMENT AGREEMENT (the "Amendment") by and among First Reliance Bank (the "Bank"), F. R. Saunders, Jr. (the "Executive") and First Reliance Bancshares, Inc. (the "Holding Company") and amends that certain Executive Employment Agreement dated as of August 21, 2001 by and between the Bank and the Executive (the "Agreement").

     WHEREAS, the Holding Company was incorrectly listed as "First Reliance Bancshares Corp." in the introduction of the Agreement, was defined collectively with the Bank as the "Bank" and did not execute the Agreement; and

     WHEREAS, the parties desire to amend the Agreement to more accurately reflect the intentions of the parties and to add the Holding Company as a signatory thereto;

     NOW, THEREFORE, in consideration of the foregoing and of the promises and mutual agreements set forth below, and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto intending to be legally bound agree as follows:

     1. The introduction paragraph of the Agreement is hereby deleted in its entirety and the following is substituted in lieu thereof:

     "THIS EXECUTIVE EMPLOYMENT AGREEMENT ("Agreement"), made this 21/st/ day of August, 2001, by and among First Reliance Bank (the "Bank") and First Reliance Bancshares, Inc. (the "Holding Company"), each with its principal offices located at 2170 West Palmetto Street, Florence, South Carolina 29501, and F. R. Saunders, Jr., of Florence, South Carolina (the "Executive")."

     2. Section 2 of the Agreement is hereby amended by adding the following sentence after the second sentence thereof:

     "The definition of "Term" shall include all such automatic extensions of this Agreement."

     3. Section 5.c. of the Agreement is hereby deleted in its entirety and the following is substituted in lieu thereof:

     "Stock Options. If the Holding Company raises additional capital in a public offering of its common stock, upon the closing of any such offering, the Holding Company will issue to the Executive options to purchase at the offering price that number of shares equal to 5% of the total number of shares sold in the offering. Such options shall be exercisable in whole or in part from time to time from the date the offering closes until the tenth anniversary of such date."

     4. Section 6.b.(3) of the Agreement is hereby amended by adding "in accordance with the terms of such paragraphs e., f. and i. of Section 5" to the end of such subsection.

     5. Section 7 of the Agreement is hereby deleted in its entirety and the following is substituted in lieu thereof:

     "a. For the purposes of this Agreement, "Confidential Information" means any data or information that is material to the Bank or the Holding Company and not generally known by the public.

     b. The Executive agrees to abide by all of the Bank's and the Holding Company's rules and procedures designed to protect their Confidential Information and to preserve and maintain all such information in strict confidence during the Executive's employment with the Bank and as long thereafter as the Confidential Information remains, in the opinion of the Bank or the Holding Company, proprietary and confidential to the Bank or the Holding Company. The Executive agrees not to use, disclose or in any other way disseminate any Confidential Information to any person not properly authorized by the Bank and the Holding Company."

     6. Section 8 of the Agreement is hereby deleted in its entirety and the following is substituted in lieu thereof:

     "8. Return of Materials. Upon the request of the Bank or the Holding Company, and in any event, upon termination of

                         FIRST RELIANCE BANCSHARES, INC.

     the Executive's employment, the Executive must deliver promptly to the Bank and the Holding Company all memoranda, notes, records and other documents pertaining to the business of the Bank or the Holding Company (including all copies of such materials) and all materials involving any Confidential Information of the Bank or the Holding Company. Upon request from the Bank or the Holding Company, the Executive shall deliver promptly to the Bank and the Holding Company a sworn affidavit that he has complied fully with this requirement."

     7. Section 11 of the Agreement is hereby amended by adding the following after the addresses for the Bank and its attorney and prior to the addresses for the Executive and his attorney:

     "To the Holding Company:                Mr. Leonard A. Hoogenboom
                                             Chairman of the Board of Directors
                                             First Reliance Bancshares, Inc.
                                             P.O. Box 5658
                                             Florence, South Carolina 29502

     With a copy to:                         M. Craig Garner, Jr., Esq.
                                             McNair Law Firm, P.A.
                                             P.O. Box 11390
                                             Columbia, South Carolina 29211"

     8. Section 12 of the Agreement is hereby amended by adding "or the Holding Company" after "the Bank" on lines 2, 3, 4 and 5 thereof.

     9. Section 13 of the Agreement is hereby deleted in its entirety and the following is substituted in lieu thereof:

     "13. Modification, Waiver or Discharge. No provision of this Agreement may be modified, waived or discharged unless such waiver, modification or discharge is agreed to in a writing signed by the Executive, an authorized officer of the Bank and an authorized officer of the Holding Company. No waiver by any party hereto at any time of any breach by another party hereto, or compliance with, any condition or provision of this Agreement to be performed by such other party shall be deemed a waiver of similar or dissimilar provisions or conditions at the same or at any prior or subsequent time. No agreements or representations, oral or otherwise, express or implied, with respect to the subject matter hereof have been made by any party which are not expressly set forth in this Agreement; provided, however, that this Agreement shall not supersede or in any way limit the rights, duties or obligations that the Executive, the Bank or the Holding Company may have under any other written agreement among such parties, under any employee pension benefit plan or employee welfare benefit plan as defined under the Employee Retirement Income Security Act of 1974, as amended, and maintained by the Bank or the Holding Company or under any established personnel practice or policy applicable to the Executive."

     10. Section 18 of the Agreement is hereby amended by adding "or the Holding Company" after "the Bank" on lines 2 and 3 thereof and by adding "or the Holding Company, as the case may be," after "the Bank" on line 4 thereof.

     11. Except as amended hereby, the Agreement shall continue in full force and effect.

     IN WITNESS WHEREOF, the parties have executed this Amendment as of the 1/st/ day of June, 2002 to be effective August 21, 2001.

                       FIRST RELIANCE BANK

                       By:      /s/ A. Dale Porter
                          -----------------------------------------
                       Its:     Secretary
                           ----------------------------------------


                       FIRST RELIANCE BANCSHARES, INC.

                       By:      /s/ A. Dale Porter
                          -----------------------------------------
                       Its:     Secretary
                           ----------------------------------------

                                /s/ F. R. Saunders. Jr.
                       ---------------------------------------------
                                F. R. Saunders, Jr.

                        FIRST RELIANCE BANCSHARES, INC.

                                 EXHIBIT 10.6(a)
                                 AMENDMENT NO. 1
                        TO EXECUTIVE EMPLOYMENT AGREEMENT

     THIS AMENDMENT NO. 1 TO EXECUTIVE EMPLOYMENT AGREEMENT (the "Amendment") by and among First Reliance Bank (the "Bank"), A. Dale Porter (the "Executive") and First Reliance Bancshares, Inc. (the "Holding Company") and amends that certain Executive Employment Agreement dated as of August 21, 2001 by and between the Bank and the Executive (the "Agreement").

     WHEREAS, the Holding Company was incorrectly listed as "First Reliance Bancshares Corp." in the introduction of the Agreement, was defined collectively with the Bank as the "Bank" and did not execute the Agreement; and

     WHEREAS, the parties desire to amend the Agreement to more accurately reflect the intentions of the parties and to add the Holding Company as a signatory thereto;

     NOW, THEREFORE, in consideration of the foregoing and of the promises and mutual agreements set forth below, and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto intending to be legally bound agree as follows:

     12. The introduction paragraph of the Agreement is hereby deleted in its entirety and the following is substituted in lieu thereof:

     "THIS EXECUTIVE EMPLOYMENT AGREEMENT ("Agreement"), made this 21/st/ day of August, 2001, by and among First Reliance Bank (the "Bank") and First Reliance Bancshares, Inc. (the "Holding Company"), each with its principal offices located at 2170 West Palmetto Street, Florence, South Carolina 29501, and A. Dale Porter, of Florence, South Carolina (the "Executive")."

     13. Section 2 of the Agreement is hereby amended by adding the following sentence after the second sentence thereof:

     "The definition of "Term" shall include all such automatic extensions of this Agreement."

     14. Section 5.c. of the Agreement is hereby deleted in its entirety and the following is substituted in lieu thereof:

     "Stock Options. If the Holding Company raises additional capital in a public offering of its common stock, upon the closing of any such offering, the Holding Company will issue to the Executive options to purchase at the offering price that number of shares equal to 5% of the total number of shares sold in the offering. Such options shall be exercisable in whole or in part from time to time from the date the offering closes until the tenth anniversary of such date."

     15. Section 6.b.(3) of the Agreement is hereby amended by adding "in accordance with the terms of such paragraphs e., f. and i. of Section 5" to the end of such subsection.

     16. Section 7 of the Agreement is hereby deleted in its entirety and the following is substituted in lieu thereof:

     "a. For the purposes of this Agreement, "Confidential Information" means any data or information that is material to the Bank or the Holding Company and not generally known by the public.

     b. The Executive agrees to abide by all of the Bank's and the Holding Company's rules and procedures designed to protect their Confidential Information and to preserve and maintain all such information in strict confidence during the Executive's employment with the Bank and as long thereafter as the Confidential Information remains, in the opinion of the Bank or the Holding Company, proprietary and confidential to the Bank or the Holding Company. The Executive agrees not to use, disclose or in any other way disseminate any Confidential Information to any person not properly authorized by the Bank and the Holding Company."

     17. Section 8 of the Agreement is hereby deleted in its entirety and the following is substituted in lieu thereof:

                         FIRST RELIANCE BANCSHARES, INC.

     "8. Return of Materials. Upon the request of the Bank or the Holding Company, and in any event, upon termination of the Executive's employment, the Executive must deliver promptly to the Bank and the Holding Company all memoranda, notes, records and other documents pertaining to the business of the Bank or the Holding Company (including all copies of such materials) and all materials involving any Confidential Information of the Bank or the Holding Company. Upon request from the Bank or the Holding Company, the Executive shall deliver promptly to the Bank and the Holding Company a sworn affidavit that he has complied fully with this requirement."

     18. Section 11 of the Agreement is hereby amended by adding the following after the addresses for the Bank and its attorney and prior to the addresses for the Executive and his attorney:

     "To the Holding Company:           Mr. Leonard A. Hoogenboom
                                        Chairman of the Board of Directors
                                        First Reliance Bancshares, Inc.
                                        P.O. Box 5658
                                        Florence, South Carolina 29502

     With a copy to:                    M. Craig Garner, Jr., Esq.
                                        McNair Law Firm, P.A.
                                        P.O. Box 11390
                                        Columbia, South Carolina 29211"

     19. Section 12 of the Agreement is hereby amended by adding "or the Holding Company" after "the Bank" on lines 2, 3, 4 and 5 thereof.

     20. Section 13 of the Agreement is hereby deleted in its entirety and the following is substituted in lieu thereof:

     "13. Modification, Waiver or Discharge. No provision of this Agreement may be modified, waived or discharged unless such waiver, modification or discharge is agreed to in a writing signed by the Executive, an authorized officer of the Bank and an authorized officer of the Holding Company. No waiver by any party hereto at any time of any breach by another party hereto, or compliance with, any condition or provision of this Agreement to be performed by such other party shall be deemed a waiver of similar or dissimilar provisions or conditions at the same or at any prior or subsequent time. No agreements or representations, oral or otherwise, express or implied, with respect to the subject matter hereof have been made by any party which are not expressly set forth in this Agreement; provided, however, that this Agreement shall not supersede or in any way limit the rights, duties or obligations that the Executive, the Bank or the Holding Company may have under any other written agreement among such parties, under any employee pension benefit plan or employee welfare benefit plan as defined under the Employee Retirement Income Security Act of 1974, as amended, and maintained by the Bank or the Holding Company or under any established personnel practice or policy applicable to the Executive."

     21. Section 18 of the Agreement is hereby amended by adding "or the Holding Company" after "the Bank" on lines 2 and 3 thereof and by adding "or the Holding Company, as the case may be," after "the Bank" on line 4 thereof.

     22. Except as amended hereby, the Agreement shall continue in full force and effect.

     IN WITNESS WHEREOF, the parties have executed this Amendment as of the 1/st/ day of June, 2002 to be effective August 21, 2001.

                            FIRST RELIANCE BANK

                            By:      /s/ F. R. Saunders, Jr.
                               -----------------------------------------
                            Its:     President
                                ----------------------------------------

                            FIRST RELIANCE BANCSHARES, INC.

                            By:      /s/ F. R. Saunders, Jr.
                               -----------------------------------------
                            Its:     President
                                ----------------------------------------

                                     /s/ A. Dale Porter
                            ---------------------------------------------
                                       A. Dale Porter

                         FIRST RELIANCE BANCSHARES, INC.

                                 EXHIBIT 10.7(a)
                                 AMENDMENT NO. 1
                        TO EXECUTIVE EMPLOYMENT AGREEMENT

     THIS AMENDMENT NO. 1 TO EXECUTIVE EMPLOYMENT AGREEMENT (the "Amendment") by and among First Reliance Bank (the "Bank"), Paul C. Saunders (the "Executive") and First Reliance Bancshares, Inc. (the "Holding Company") and amends that certain Executive Employment Agreement dated as of August 21, 2001 by and between the Bank and the Executive (the "Agreement").

     WHEREAS, the Holding Company was incorrectly listed as "First Reliance Bancshares Corp." in the introduction of the Agreement, was defined collectively with the Bank as the "Bank" and did not execute the Agreement; and

     WHEREAS, the parties desire to amend the Agreement to more accurately reflect the intentions of the parties and to add the Holding Company as a signatory thereto;

     NOW, THEREFORE, in consideration of the foregoing and of the promises and mutual agreements set forth below, and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto intending to be legally bound agree as follows:

     23. The introduction paragraph of the Agreement is hereby deleted in its entirety and the following is substituted in lieu thereof:

     "THIS EXECUTIVE EMPLOYMENT AGREEMENT ("Agreement"), made this 21/st/ day of August, 2001, by and among First Reliance Bank (the "Bank") and First Reliance Bancshares, Inc. (the "Holding Company"), each with its principal offices located at 2170 West Palmetto Street, Florence, South Carolina 29501, and Paul C. Saunders, of Florence, South Carolina (the "Executive")."

     24. Section 2 of the Agreement is hereby amended by adding the following sentence after the second sentence thereof:

     "The definition of "Term" shall include all such automatic extensions of this Agreement."

     25. Section 5.c. of the Agreement is hereby deleted in its entirety and the following is substituted in lieu thereof:

     "Stock Options. If the Holding Company raises additional capital in a public offering of its common stock, upon the closing of any such offering, the Holding Company will issue to the Executive options to purchase at the offering price that number of shares equal to 5% of the total number of shares sold in the offering. Such options shall be exercisable in whole or in part from time to time from the date the offering closes until the tenth anniversary of such date."

     26. Section 6.b.(3) of the Agreement is hereby amended by adding "in accordance with the terms of such paragraphs e., f. and i. of Section 5" to the end of such subsection.

     27. Section 7 of the Agreement is hereby deleted in its entirety and the following is substituted in lieu thereof:

     "a. For the purposes of this Agreement, "Confidential Information" means any data or information that is material to the Bank or the Holding Company and not generally known by the public.

     b. The Executive agrees to abide by all of the Bank's and the Holding Company's rules and procedures designed to protect their Confidential Information and to preserve and maintain all such information in strict confidence during the Executive's employment with the Bank and as long thereafter as the Confidential Information remains, in the opinion of the Bank or the Holding Company, proprietary and confidential to the Bank or the Holding Company. The Executive agrees not to use, disclose or in any other way disseminate any Confidential Information to any person not properly authorized by the Bank and the Holding Company."

     28. Section 8 of the Agreement is hereby deleted in its entirety and the following is substituted in lieu thereof:

                         FIRST RELIANCE BANCSHARES, INC.

     "8. Return of Materials. Upon the request of the Bank or the Holding Company, and in any event, upon termination of the Executive's employment, the Executive must deliver promptly to the Bank and the Holding Company all memoranda, notes, records and other documents pertaining to the business of the Bank or the Holding Company (including all copies of such materials) and all materials involving any Confidential Information of the Bank or the Holding Company. Upon request from the Bank or the Holding Company, the Executive shall deliver promptly to the Bank and the Holding Company a sworn affidavit that he has complied fully with this requirement."

     29. Section 11 of the Agreement is hereby amended by adding the following after the addresses for the Bank and its attorney and prior to the addresses for the Executive and his attorney:

     "To the Holding Company:           Mr. Leonard A. Hoogenboom
                                        Chairman of the Board of Directors
                                        First Reliance Bancshares, Inc.
                                        P.O. Box 5658
                                        Florence, South Carolina 29502

     With a copy to:                    M. Craig Garner, Jr., Esq.
                                        McNair Law Firm, P.A.
                                        P.O. Box 11390
                                        Columbia, South Carolina 29211"

     30. Section 12 of the Agreement is hereby amended by adding "or the Holding Company" after "the Bank" on lines 2, 3, 4 and 5 thereof.

     31. Section 13 of the Agreement is hereby deleted in its entirety and the following is substituted in lieu thereof:

     "13. Modification, Waiver or Discharge. No provision of this Agreement may be modified, waived or discharged unless such waiver, modification or discharge is agreed to in a writing signed by the Executive, an authorized officer of the Bank and an authorized officer of the Holding Company. No waiver by any party hereto at any time of any breach by another party hereto, or compliance with, any condition or provision of this Agreement to be performed by such other party shall be deemed a waiver of similar or dissimilar provisions or conditions at the same or at any prior or subsequent time. No agreements or representations, oral or otherwise, express or implied, with respect to the subject matter hereof have been made by any party which are not expressly set forth in this Agreement; provided, however, that this Agreement shall not supersede or in any way limit the rights, duties or obligations that the Executive, the Bank or the Holding Company may have under any other written agreement among such parties, under any employee pension benefit plan or employee welfare benefit plan as defined under the Employee Retirement Income Security Act of 1974, as amended, and maintained by the Bank or the Holding Company or under any established personnel practice or policy applicable to the Executive."

     32. Section 18 of the Agreement is hereby amended by adding "or the Holding Company" after "the Bank" on lines 2 and 3 thereof and by adding "or the Holding Company, as the case may be," after "the Bank" on line 4 thereof.

     33. Except as amended hereby, the Agreement shall continue in full force and effect.

     IN WITNESS WHEREOF, the parties have executed this Amendment as of the 1/st/ day of June, 2002 to be effective August 21, 2001.

                             FIRST RELIANCE BANK

                             By:      /s/ F. R. Saunders, Jr.
                                -----------------------------------------
                             Its:     President
                                 ----------------------------------------


                             FIRST RELIANCE BANCSHARES, INC.

                             By:      /s/ F. R. Saunders, Jr.
                                -----------------------------------------
                             Its:     President
                                 ----------------------------------------

                                      /s/ Paul C. Saunders
                             ---------------------------------------------
                                      Paul C. Saunders

                         FIRST RELIANCE BANCSHARES, INC.

                                  Certification

     Pursuant to 18 U.S.C. (S) 1350, the undersigned officer of First Reliance Bancshares, Inc. (the "Company"), hereby certifies, to such officer's knowledge, that the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002 (the "Report") fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Dated: August 14, 2002         /s/ F. R. Saunders, Jr.
                               --------------------------------------------
                                      Name:    F. R. Saunders, Jr.
                                      Title:   President and Chief Executive
                                               Officer


     The foregoing certification is being furnished solely pursuant to 18 U.S.C.
(S) 1350 and is not being filed as part of the Report or as a separate disclosure document.

                         FIRST RELIANCE BANCSHARES, INC.

                                  Certification

     Pursuant to 18 U.S.C. (S) 1350, the undersigned officer of First Reliance Bancshares, Inc. (the "Company"), hereby certifies, to such officer's knowledge, that the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002 (the "Report") fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Dated: August 14, 2002         /s/ A. Dale Porter
                               --------------------------------------------
                                      Name:    A. Dale Porter
                                      Title:   Executive Vice President,
                                               Chief Financial Officer and
                                               Secretary


     The foregoing certification is being furnished solely pursuant to 18 U.S.C.
(S) 1350 and is not being filed as part of the Report or as a separate disclosure document.