Form 10QSB
period 2002-09-30
FIRST RELIANCE BANCSHARES INC
filed 2002-11-14
CIK 1172102

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                   FORM 10-QSB

 X                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
---                  OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2002

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

                                 (843) 656-5000
                (Issuer's telephone number, including area code)

              ----------------------------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                YES  X   NO ___
                                    ---
State the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

    1,448,830 shares of common stock, $0.01 par value, as of November 7, 2002


   Transitional Small Business Disclosure Format (check one): Yes [_] No [X]

                         FIRST RELIANCE BANCSHARES, INC.

                                      INDEX


PART I. FINANCIAL INFORMATION                                                                                      Page No.
Item 1. Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets -- September 30, 2002 and December 31, 2001 ......................         3

         Condensed Consolidated Statements of Income -- Nine months ended September 30, 2002 and 2001
           and Three months ended September 30, 2002 and 2001 ...................................................         4

         Condensed Consolidated Statements of Shareholders' Equity and Comprehensive Income --
           Nine months ended September 30, 2002 and 2001 ........................................................         5

         Condensed Consolidated Statements of Cash Flows -- Nine months ended September 30, 2002 and 2001 .......         6

         Notes to Condensed Consolidated Financial Statements ...................................................      7-10

Item 2. Management's Discussion and Analysis or Plan of Operation ...............................................     11-16

Item 3. Controls and Procedures .................................................................................        17

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K ........................................................................        18

         (a) Exhibits ...........................................................................................        18

         (b) Reports on Form 8-K ................................................................................        18

                         FIRST RELIANCE BANCSHARES, INC.

                      Condensed Consolidated Balance Sheets

                                                                         September 30,     December 31,
                                                                              2002             2001
                                                                         -------------     ------------
Assets:                                                                   (Unaudited)
 Cash and cash equivalents:
  Cash and due from banks                                                $   5,234,798     $  1,987,594
  Federal funds sold                                                         3,335,000        1,057,000
                                                                         -------------     ------------
    Total cash and cash equivalents                                          8,569,798        3,044,594
                                                                         -------------     ------------

Securities available-for-sale                                               20,248,500       14,305,686
Nonmarketable equity securities                                                250,000          142,400
                                                                         -------------     ------------
    Total investment securities                                             20,498,500       14,448,086

Loans receivable                                                            79,289,202       64,875,191
Less allowance for loan losses                                              (1,175,366)      (1,045,014)
                                                                         -------------     ------------
    Loans, net                                                              78,113,836       63,830,177

Premises and equipment, net                                                  3,940,458        3,675,541
Other real estate owned                                                        300,277           86,988
Accrued interest receivable                                                    661,450          687,611
Other assets                                                                   357,710          421,537
                                                                         -------------     ------------

    Total assets                                                         $ 112,442,029     $ 86,194,534
                                                                         =============     ============

Liabilities and Shareholders' Equity:
Liabilities:
Deposits:
 Noninterest-bearing transaction accounts                                $  14,498,083     $ 12,175,551
 Interest-bearing transaction accounts                                      16,521,850        9,251,381
 Savings                                                                    14,022,973       14,237,621
 Time deposits $100,000 and over                                            21,682,052       14,874,927
 Other time deposits                                                        30,256,511       25,147,164
                                                                         -------------     ------------
    Total deposits                                                          96,981,469       75,686,644

Securities sold under agreement to repurchase                                1,828,092        1,927,164
Advances from Federal Home Loan Bank                                         4,500,000                -
Accrued interest payable                                                       346,833          472,848
Other liabilities                                                              278,079          449,871
                                                                         -------------     ------------
      Total liabilities                                                    103,934,473       78,536,527
                                                                         -------------     ------------

Shareholders' Equity:
Common stock, $0.01 par value; 5,000,000 shares authorized,
 1,448,830 and 1,498,230 shares issued and outstanding at
 September 30, 2002 and December 31, 2001, respectively                         14,488           14,485
Surplus                                                                      7,124,382        7,164,778
Retained earnings                                                              995,384          415,500
Accumulated other comprehensive income                                         373,302           63,244
                                                                         -------------     ------------

    Total shareholders' equity                                               8,507,556        7,658,007
                                                                         -------------     ------------

    Total liabilities and shareholders' equity                           $ 112,442,029     $ 86,194,534
                                                                         =============     ============


           See notes to condensed consolidated financial statements.

                        FIRST RELIANCE BANCSHARES, INC.

                   Condensed Consolidated Statements of Income
                                   (Unaudited)

                                                              Nine Months Ended                       Three Months Ended
                                                                 September 30,                           September 30,
                                                     -----------------------------------     -----------------------------------
                                                          2002                 2001               2002                  2001
                                                     -------------       ---------------     -------------         -------------
Interest income:
  Loans, including fees                              $ 4,390,631         $   3,890,868       $ 1,537,298           $ 1,320,028
  Investment securities
    Taxable                                              490,430               579,835           164,229               113,267
    Nontaxable                                           160,970                53,853            61,557                30,513
    Nonmarketable equity securities                        7,281                 3,791             2,855                 2,510
  Federal funds sold and other                            63,430               137,424            25,654                50,066
                                                     -----------         -------------       -----------           -----------
    Total                                              5,112,742             4,665,771         1,791,593             1,516,384
                                                     -----------         -------------       -----------           -----------

Interest expense:
  Deposits                                             1,662,127             2,193,821           564,621               716,685
  Advances from Federal Home Loan Bank                    55,175                     -            15,538                     -
  Other interest expense                                  14,590                75,115             4,391                19,935
                                                     -----------         -------------       -----------           -----------
    Total                                              1,731,892             2,268,936           584,550               736,620
                                                     -----------         -------------       -----------           -----------

Net interest income                                    3,380,850             2,396,835         1,207,043               779,764
Provision for loan losses                                328,533               252,000           110,372                89,500
                                                     -----------         -------------       -----------           -----------
Net interest income after provision for
  loan losses                                          3,052,317             2,144,835         1,096,671               690,264
                                                     -----------         -------------       -----------           -----------

Other operating income:
  Residential mortgage origination fees                  537,941               512,491           230,770               193,482
  Service charges on deposit accounts                    409,844               389,574           157,450               113,651
  Brokerage fees                                          83,468                68,768            36,612                38,165
  Gain on sales of securities available for
    sale                                                  12,414                12,894                 -                12,894
  Credit life insurance commissions                       21,018                32,558             6,695                 6,779
  Other charges, commissions and fees                     59,974                31,689            20,720                12,943
                                                     -----------         -------------       -----------           -----------
    Total                                              1,124,659             1,047,974           452,247               377,914
                                                     -----------         -------------       -----------           -----------

Other operating expenses:
  Salaries and employee benefits                       1,933,427             1,368,672           662,774               474,974
  Occupancy expense                                       97,766                96,616            35,177                41,961
  Furniture and equipment expense                        161,667               131,656            49,986                62,942
  Loss on sale of other real estate                        7,334                     -                 -                     -
  Other operating expenses                             1,135,861               841,145           417,771               275,137
                                                     -----------         -------------       -----------           -----------
    Total                                              3,336,055             2,438,089         1,165,708               855,014
                                                     -----------         -------------       -----------           -----------

Income before income taxes                               840,921               754,720           383,210               213,164
Income tax expense                                       261,037               266,115           131,741                81,125
                                                     -----------         -------------       -----------           -----------

Net income                                           $   579,884         $     488,605       $   251,469           $   132,039
                                                     ===========         =============       ===========           ===========

Earnings per share
Average shares outstanding                             1,448,670             1,447,208         1,448,830             1,447,548
Basic earnings per share                             $      0.40         $        0.34       $      0.17           $      0.09
Diluted earnings per share                           $      0.38         $        0.32       $      0.17           $      0.09

           See notes to condensed consolidated financial statements.

                        FIRST RELIANCE BANCSHARES, INC.

  Condensed Consolidated Statements of Shareholders' Equity and Comprehensive
          Income for the nine months ended September 30, 2002 and 2001
                                   (Unaudited)

                                                                                        Accumulated
                                                                          Retained         Other
(Dollars in thousands)                Common Stock                        Earnings     Comprehensive
                                 ----------------------
                                   Shares      Amount       Surplus       (Deficit)         Income         Total
                                 ----------  ----------  -------------  -------------  ----------------------------
Balance, December 31, 2000          723,518   $  7,235    $ 7,166,058    $ (201,054)     $  74,984      $ 7,047,223

Net income for the period                                                   488,605                         488,605

Other comprehensive income,
 net of tax of $41,056                                                                      88,681           88,681
                                                                                                        -----------

Comprehensive income                                                                                        577,286

Exercise of stock options               597          6          5,964             -              -            5,970
                                  ---------   --------    -----------    ----------      ---------      -----------

Balance, September 30, 2001         724,115   $  7,241    $ 7,172,022    $  287,551      $ 163,665      $ 7,630,479
                                  =========   ========    ===========    ==========      =========      ===========

Balance, December 31, 2001          724,115   $  7,241    $ 7,172,022    $  415,500      $  63,244      $ 7,658,007

Net income for the period                                                   579,884                         579,884

Other comprehensive income,
 net of tax of $219,088                                                                    310,058          310,058
                                                                                                        -----------

Comprehensive income                                                                                        889,942

Two for one stock split             724,415      7,244         (7,244)                                            -

Costs associated with stock
 offering                                                     (43,393)                                      (43,393)

Exercise of stock options               300          3          2,997             -              -            3,000
                                  ---------   --------    -----------    ----------      ---------      -----------

Balance, September 30, 2002       1,448,830   $ 14,488    $ 7,124,382    $  995,384      $ 373,302      $ 8,507,556
                                  =========   ========    ===========    ==========      =========      ===========

           See notes to condensed consolidated financial statements.

                        FIRST RELIANCE BANCSHARES, INC.

                Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                         Nine Months Ended
                                                                                           September 30,
                                                                                    ---------------------------
                                                                                        2002           2001
                                                                                    ------------   ------------
Cash flows from operating activities:
  Net income                                                                        $    579,884   $    488,605
  Adjustments to reconcile net income to net cash used
   by operating activities:
    Provision for loan losses                                                            328,533        252,000
    Depreciation and amortization expense                                                204,507        259,681
    Accretion and premium amortization                                                    54,202          9,053
    Deferred income tax provision                                                        (74,630)       (55,036)
    Gain on sales of securities available-for-sale                                       (12,414)
    Losses on sales of other real estate                                                   7,334              -
    (Increase) decrease in interest receivable                                            26,161        (16,923)
    Increase (decrease) in interest payable                                             (126,015)       107,640
    Increase (decrease) in other assets                                                 (115,966)        31,006
    Decrease (increase) in other liabilities                                            (171,792)       208,400
                                                                                    ------------   ------------
      Net cash provided by operating activities                                          699,804      1,284,426
                                                                                    ------------   ------------

Cash flows from investing activities:
  Net increase in loans made to customers                                            (14,942,612)   (12,676,600)
  Purchases of securities available-for-sale                                         (13,018,838)   (13,551,158)
  Maturities of securities available-for-sale                                          4,309,054      9,204,687
  Proceeds on sales of securities available-for-sale                                   3,254,328
  Purchase of Federal Home Loan Bank stock                                              (107,600)      (130,100)
  Proceeds on sales of other real estate                                                 109,797              -
  Purchases of premises and equipment                                                   (434,089)      (962,311)
                                                                                    ------------   ------------
    Net cash used by investing activities                                            (20,829,960)   (18,115,482)
                                                                                    ------------   ------------

Cash flows from financing activities:
  Net increase in deposits                                                            21,294,825     18,598,475
  Net decrease in securities sold under agreements to repurchase                         (99,072)      (631,193)
  Advances from the Federal Home Loan Bank                                             5,000,000              -
  Repayments to the Federal Home Loan Bank                                              (500,000)             -
  Stock issuance costs                                                                   (43,393)             -
  Proceeds from the exercise of stock options                                              3,000          5,970
                                                                                    ------------   ------------
    Net cash provided by financing activities                                         25,655,360     17,973,252
                                                                                    ------------   ------------

Net increase in cash and cash equivalents                                              5,525,204      1,142,196

Cash and cash equivalents, beginning                                                   3,044,594      4,296,526
                                                                                    ------------   ------------

Cash and cash equivalents, end                                                      $  8,569,798   $  5,438,722
                                                                                    ============   ============

Cash paid during the period for:
Income taxes                                                                        $    523,667   $    219,677
Interest                                                                            $  1,857,907   $  2,161,296

           See notes to condensed consolidated financial statements.

                         FIRST RELIANCE BANCSHARES, INC.

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 1 - Basis of Presentation

The accompanying financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures, which would substantially duplicate those contained in the most recent annual report to shareholders. The financial statements as of September 30, 2002 and for the interim periods ended September 30, 2002 and 2001 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. The financial information as of December 31, 2001 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in First Reliance Bank's 2001 Annual Report on Form 10-KSB.

Note 2 - Earnings Per Share

A reconciliation of the numerators and denominators used to calculate basic and diluted earnings per share for the three and nine month periods ended September 30, 2002 and 2001 are as follows:

                                                                         Nine Months Ended September 30, 2002
                                                                    ----------------------------------------------
                                                                        Income          Shares           Per Share
                                                                     (Numerator)     (Denominator)        Amount
                                                                    -------------    -------------       ---------
Basic earnings per share
 Income available to common shareholders                            $     579,884        1,448,670       $    0.40
                                                                                                         =========
Effect of dilutive securities
 Stock options                                                                  -           65,089
                                                                    -------------    -------------
Diluted earnings per share
 Income available to common shareholders
 plus assumed conversions                                           $     579,884        1,513,759       $    0.38
                                                                    =============    =============       =========
                                                                           Nine Months Ended September 30, 2001
                                                                    ----------------------------------------------
                                                                        Income          Shares           Per Share
                                                                     (Numerator)     (Denominator)        Amount
                                                                    -------------    -------------       ---------
Basic earnings per share
 Income available to common shareholders                            $     488,605        1,447,208       $    0.34
                                                                                                         =========
Effect of dilutive securities
 Stock options                                                                  -           79,600
                                                                    -------------    -------------
Diluted earnings per share
 Income available to common shareholders
 plus assumed conversions                                           $     488,605        1,526,808       $    0.32
                                                                    =============    =============       =========

                        FIRST RELIANCE BANCSHARES, INC.

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 2 - Earnings Per Share -- continued

                                                                          Three Months Ended September 30, 2002
                                                                    ------------------------------------------------
                                                                        Income            Shares          Per Share
                                                                     (Numerator)      (Denominator)        Amount
                                                                    -------------     -------------      -----------
Basic earnings per share
 Income available to common shareholders                            $     251,469         1,448,830      $      0.17
                                                                                                         ===========
Effect of dilutive securities
 Stock options                                                                  -            73,292
                                                                    -------------     -------------
Diluted earnings per share
 Income available to common shareholders
 plus assumed conversions                                           $     251,469         1,522,112      $      0.17
                                                                    =============     =============      ===========


                                                                           Three Months Ended September 30, 2001
                                                                    ------------------------------------------------
                                                                        Income            Shares          Per Share
                                                                     (Numerator)      (Denominator)        Amount
                                                                    -------------     -------------      -----------
Basic earnings per share
 Income available to common shareholders                            $     132,039         1,447,548      $      0.09
                                                                                                         ===========
Effect of dilutive securities
 Stock options                                                                  -            66,786
                                                                    -------------     -------------
Diluted earnings per share
 Income available to common shareholders
 plus assumed conversions                                           $     132,039         1,514,334      $      0.09
                                                                    =============     =============      ===========

Note 3 - Comprehensive Income

Comprehensive income includes net income and other comprehensive income, which is defined as nonowner related transactions in equity. The following table sets forth the amounts of other comprehensive income included in equity along with the related tax effects for the nine month and three month periods ended September 30, 2002 and 2001:

                                                                       Pre-tax          (Expense)         Net-of-tax
                                                                       Amount            Benefit            Amount
                                                                    -------------     -------------      -----------
For the Nine Months Ended September 30, 2002:

Unrealized gains (losses) on securities available-for-sale          $     541,560     $    (223,563)     $   317,997
Plus: reclassification adjustment for (gains) losses realized
in net income                                                             (12,414)            4,475           (7,939)
                                                                    -------------     -------------      -----------
Net unrealized gains (losses) on securities                               529,146          (219,088)         310,058
                                                                    -------------     -------------      -----------
Other comprehensive income                                          $     529,146     $    (219,088)     $   310,058
                                                                    =============     =============      ===========

                         FIRST RELIANCE BANCSHARES, INC.

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 3 - Comprehensive Income (continued)

                                                                         Pre-tax          (Expense)       Net-of-tax
                                                                          Amount           Benefit          Amount
                                                                      ------------      -------------    ------------
For the Nine Months Ended September 30, 2001:

Unrealized gains (losses) on securities available-for-sale            $   142,631       $    (45,143)    $    97,488

Plus: reclassification adjustment for (gains) losses realized
 in net income                                                            (12,894)             4,087          (8,807)
                                                                      -----------       ------------     -----------

Net unrealized gains (losses) on securities                               129,737            (41,056)         88,681
                                                                      -----------       ------------     -----------

Other comprehensive income                                            $   129,737       $    (41,056)    $    88,681
                                                                      ===========       ============     ===========

                                                                         Pre-tax          (Expense)       Net-of-tax
                                                                          Amount           Benefit          Amount
                                                                      ------------      -------------    ------------
For the Three Months Ended September 30, 2002:

Unrealized gains (losses) on securities available-for-sale            $   388,516       $   (168,392)    $   220,124

Plus: reclassification adjustment for (gains) losses realized
 in net income                                                                  -                  -               -
                                                                      -----------       ------------     -----------

Net unrealized gains (losses) on securities                               388,516           (168,392)        220,124
                                                                      -----------       ------------     -----------

Other comprehensive income                                            $   388,516       $   (168,392)    $   220,124
                                                                      ===========       ============     ===========

                                                                         Pre-tax          (Expense)       Net-of-tax
                                                                          Amount           Benefit          Amount
                                                                      ------------      -------------    ------------
For the Three Months Ended September 30, 2001:

Unrealized gains (losses) on securities available-for-sale            $   224,375       $    (72,636)    $   151,739

Plus: reclassification adjustment for (gains) losses realized
 in net income                                                            (12,894)             4,087          (8,807)
                                                                      -----------       ------------     -----------
Net unrealized gains (losses) on securities                               211,481            (68,549)        142,932
                                                                      -----------       ------------     -----------

Other comprehensive income                                            $   211,481       $    (68,549)    $   142,932
                                                                      ===========       ============     ===========

Accumulated other comprehensive income consists solely of the unrealized gain on securities available-for-sale, net of the deferred tax effects.

Note 4 - Advances from the Federal Home Loan Bank

Advances from the Federal Home Loan Bank of Atlanta were $4,500,000 as of September 30, 2002. Of this amount, the following have scheduled maturities greater than one year:

        Maturing on           Interest Rate              Principal
         01/16/04                3.040%               $    500,000
         07/01/04                3.460%                    500,000
         07/01/05                4.120%                    500,000
         01/17/12                3.825%                  1,000,000
         07/05/12                4.080%                  1,000,000
                                                      ------------
                                                      $  3,500,000
                                                      ============

                        FIRST RELIANCE BANCSHARES, INC.

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 5 - Commitments

During our first three years of operations we have contracted the services of Jack Henry and Associates for outsourced data and item processing. This contract is set to expire in August, 2003. In anticipation of this expiring contract, we have entered into a new contract with Jack Henry and Associates to bring our data and item processing in-house during 2003.

We believe that because of the increases, and projected future increases, in the volume of transactions, this will lower our future expenses. Also, our current data processing expense is currently variable depending on monthly account and item volume. In-house processing will stabilize this expense and allow Management to more accurately forecast performance. The fixed cost of this project will be approximately $1,100,000 and should be completed during the first quarter of 2004. We paid 25% to Jack Henry and Associates in August 2002 and will pay the remainder of the cost over the life of the project. We are amortizing the cost of the project over three years.

During the second quarter of 2002, we purchased property for $275,000 with the intention of converting it to an operations center. Renovations have begun and are estimated to have a total cost of approximately $655,000. We plan to put the operations center in use during the first quarter of 2003.

Note 6 - Reorganization

At the annual meeting of the shareholders of the Bank held on June 7, 2001, the Bank's shareholders approved the reorganization (the "Reorganization") of the Bank into a holding company structure pursuant to the terms of a Plan of Reorganization and Exchange that provides for a statutory share exchange between the shareholders of the Bank and the Holding Company whereby each outstanding share of common stock of the Bank would be exchanged for one share of common stock of the Holding Company. The statutory share exchange took effect and the Reorganization was completed on April 1, 2002 and was accounted for as if it were a pooling of interests. As a result, the financial statements for the period ended September 30, 2002 are presented as if the Reorganization had occurred on January 1, 2002. The accompanying financial statements for the periods ended in 2001 are unchanged from the amounts previously reported by the Bank. For the period January 1, 2002 to March 31, 2002, the total revenue (total interest income plus total operating income) and the net income of the Bank were $1,967,897 and $189,935, respectively. The Holding Company had no revenue during such period, and its net income was ($17,947).

Note 7 - Shareholders' Equity

We declared a two-for-one stock split in the form of a stock dividend effected April 1, 2002. Share and per share data for all periods presented herein have been adjusted retroactively to give effect to the split.

                         FIRST RELIANCE BANCSHARES, INC.

Item 2. Management's Discussion and Analysis or Plan of Operation

The following is a discussion of our financial condition as of September 30, 2002 compared to December 31, 2001, and the results of operations for the three and nine months ended September 30, 2002 as compared to the three and nine months ended September 30, 2001. These comments should be read in conjunction with our condensed financial statements and accompanying footnotes appearing in this report. This report contains "forward-looking statements" relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on our beliefs, as well as assumptions made by and information currently available to our management. The words "expect," "estimate," "anticipate," and "believe," as well as similar expressions, are intended to identify forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements, and our operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in our filings with the Securities and Exchange Commission.

Results of Operations

Net Interest Income

For the nine months ended September 30, 2002, net interest income totaled $3,380,850, an increase of $984,015, or 41.05%, as compared to $2,396,835 for the nine months ended September 30, 2001. Total interest income for the nine months ended September 30, 2002 was $5,112,742 or 9.58% greater than the same period of the preceding year. The main component of interest income was generated from loans, including fees, which totaled $4,390,631 and $3,890,868 for the nine months ended September 30, 2002 and 2001, respectively. Although interest rates declined between the two periods, our volume of loans continued to increase. In addition, interest income on taxable securities totaled $490,430 for the nine months ended September 30, 2002, a decrease of $89,405 from the same period of the preceding year. This income was partially offset by interest expense on deposit accounts of $1,662,127 in 2002 and $2,193,821 in 2001. The significant decrease in our cost of funds allowed us to increase deposits and yet maintain a reduced amount of interest expense. The net interest margin, which is net interest income divided by average earning assets, realized on earning assets was 4.86% and 4.63% for the nine month periods ending September 30, 2002 and September 30, 2001, respectively and the interest rate spread was 4.40% and 3.75% during the same periods.

For the three months ended September 30, 2002, net interest income increased $427,279 to $1,207,043 compared to $779,764 for the three months ended September 30, 2001. Total interest income for the three months ended September 30, 2002 was $1,791,593 or $275,209 greater than the same period of the preceding year. Interest income totaling $1,537,298 was generated from loans, including fees for the three months ended September 30, 2002, which is 16.46% higher than for the third quarter of 2001. In addition, interest income on investment securities totaled $228,641 for the three months ended September 30, 2002 and $146,290 for the three months ended September 30, 2001. This income was partially offset by interest expense on deposit accounts of $564,621 for the period in 2002 and $716,685 in 2001. The interest rate environment had a significant impact on our interest earned on assets and the costs paid for liabilities.

Provision and Allowance for Loan Losses

The provision for loan losses is the charge to operating earnings that management feels is necessary to maintain the allowance for possible loan losses at an adequate level. For the nine months ended September 30, 2002 and September 30, 2001, the provision charged to expense was $328,533 and $252,000, respectively. For the three months ended September 30, 2002, the provision charged to expense was $110,372 as compared to $89,500 for the three months ended September 30, 2001. Based on present information, management believes the allowance for loan losses is adequate at September 30, 2002 to meet presently known and inherent risks in the loan portfolio. The allowance for loan losses was 1.48% of total loans at September 30, 2002 and was 1.66% of total loans as of September 30, 2001. There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. The Bank maintains an allowance for loan losses based on, among other things, historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. Management's judgment about the adequacy of the allowance is based upon a number of assumptions about future events, which it believes to be reasonable, but which may not prove to be accurate. Thus, there is a risk that charge-offs in future periods could exceed the allowance for loan losses or that substantial additional increases in the allowance for loan losses could be required. Additions to the allowance for loan losses would result in a decrease of our net income and, possibly, the Bank's capital.

                         FIRST RELIANCE BANCSHARES, INC.

Noninterest Income

Noninterest income during the nine months ended September 30, 2002 was $1,124,659 as compared to $1,047,974 for the first three quarters of 2001. The primary source of this income was from residential mortgage origination fees, which totaled $537,941 for the nine months ended September 30, 2002 compared to $512,491 for the nine months ended September 30, 2001. In addition, service charges on deposit accounts totaled $409,844 for the nine months ended September 30, 2002, an increase of $20,270 or 5.20% over the same period of the preceding year.

Noninterest income during the three months ended September 30, 2002 and September 30, 2001 was $452,247 and $377,914, respectively. The primary source of this income was from residential mortgage origination fees, which totaled $230,770 during the three months ended September 30, 2002. This represents an increase of $37,288 or 19.27% over the $193,482 in fees recognized during the third quarter of 2001. In addition, service charges on deposit accounts totaled $157,450 for the three months ended September 30, 2002 as compared to $113,651 for the three months ended September 30, 2001.

Noninterest Expense

Total noninterest expense for the nine months ended September 30, 2002 was $3,336,055. Total noninterest expense for the nine months ended September 30, 2001 was $2,438,089. The increase of $897,966 was primarily attributable to salaries and employee benefits which comprised the largest portion of these expenses totaling $1,933,427 and $1,368,672 for the nine months ending September 30, 2002 and 2001, respectively. The large increase in salaries was caused primarily by the increase in full time equivalent employees from 42 at September 30, 2001 to 53 at September 30, 2002. In addition, other operating expenses totaled $1,135,861 for the nine months ended September 30, 2002 as compared to $841,145 for the same period in 2001. Furniture and equipment expense increased $30,011 from $131,656 for the nine months ended September 30, 2001 to $161,667 for the same period in 2002.

Total noninterest expense for the three months ended September 30, 2002 and September 30, 2001 was $1,165,708 and $855,014, respectively. Salaries and employee benefits totaled $662,774 for the three months ended September 30, 2002, an increase of 39.54% as compared to the same period in the prior year. In addition, other operating expenses and furniture and equipment expenses totaled $417,771 and $49,986, respectively, for the three months ended September 30, 2002. Other operating expenses and furniture and equipment expenses totaled $275,137 and $62,942 respectively, for the three months ended September 30, 2001.

Income Taxes

The income tax provision for the nine months and three months ended September 30, 2002 was $261,037 and $131,741, respectively. The income tax provision for the nine months and three months ended September 30, 2001 was $266,115 and $81,125, respectively. The provisions for 2002 were based on effective tax rates of 31.04% and 34.38% for the nine months ended September 30, 2002 and for the three months ended September 30, 2002, respectively.

Net Income

The combination of the above factors resulted in net income for the nine months ended September 30, 2002 and September 30, 2001 of $579,884 and $488,605, respectively. The increase in net income is due to increases in both net interest income and noninterest income. The increase in volume of loans and decrease in cost of funds were the primary factors for the increased income.

The combination of the above factors resulted in net income for the quarter ended September 30, 2002 and September 30, 2001 of $251,469 and $132,039, respectively. As mentioned, the current interest rate environment led to the increase in net income over the two periods.

                         FIRST RELIANCE BANCSHARES, INC.

-----------------------------------------------------------------

Assets and Liabilities

During the first nine months of 2002, total assets increased $26,247,495, or 30.45%, when compared to December 31, 2001. The primary source of growth in assets was the increase of $14,414,011, or 22.22%, in loans receivable. In addition, securities available-for-sale increased $5,942,814, or 41.54%, from December 31, 2001 to $20,248,500 at September 30, 2002. Deposits increased $21,294,825, or 28.14%, to $96,981,469 as of September 30, 2002. The largest increase in deposits was in interest bearing transaction accounts, which increased $7,270,469, or 78.59%, to $16,521,850 at September 30, 2002. This
increase is attributable to a new interest bearing checking account recently introduced by us. In addition, we borrowed $4,500,000 from the Federal Home Loan Bank to help fund our loan growth during the first nine months of 2002.

Investment Securities

Investment securities totaled $20,498,500 at September 30, 2002, as compared to $14,448,086 at December 31, 2001. This increase is primarily attributable to the increase in securities available-for-sale of $5,942,814 from December 31, 2001 to September 30, 2002. The increase in securities was attributable to our purchases to assist us with our asset-liability position. There were no investment securities designated as held-to-maturity or trading at September 30, 2002.

Loans

Net loans increased $14,283,659, or 22.38%, during the first nine months of September 2002. The largest increase was in mortgage loans which increased from $39,406,432 at December 31, 2001 to $53,550,243 at September 30, 2002. This
represents an increase of $14,143,811, or 35.89%, from December 31, 2001 to September 30, 2002. Balances within the major loans receivable categories as of September 30, 2002 and December 31, 2001 are as follows:

                                               September 30,    December 31,
                                                   2002             2001
                                               -------------    ------------
 Mortgage loans on real estate:
   Residential 1-4 family                      $  17,118,004    $ 11,720,240
   Commercial                                     18,499,354      15,029,012
   Construction                                   10,540,921       6,748,992
   Second mortgages                                4,237,414       4,266,248
   Equity lines of credit                            177,183         180,793
                                               -------------    ------------
      Total mortgage loans                        53,550,243      39,406,432
 Commercial and industrial                        14,732,893      13,977,706
 Consumer                                         10,828,883      11,310,260
 Other, net                                          177,183         180,793
                                               -------------    ------------
      Total gross loans                        $  79,289,202    $ 64,875,191
                                               =============    ============

                        FIRST RELIANCE BANCSHARES, INC.

Risk Elements in the Loan Portfolio

The following is a summary of risk elements in the loan portfolio:

                                                                                  September 30,      December 31,
                                                                                      2002              2001
                                                                                ----------------     ------------
 Loans: Nonaccrual loans                                                        $        113,607     $      8,872

 Accruing loans more than 90 days past due                                      $        440,031     $    146,436

 Loans identified by the internal review mechanism:

   Classified                                                                   $      1,191,334     $    703,919

Activity in the Allowance for Loan Losses is as follows:

                                                                                            September 30,
                                                                                ---------------------------------
                                                                                      2002               2001
                                                                                ----------------     ------------
 Balance, January 1,                                                            $      1,045,014     $    780,407
 Provision for loan losses for the period                                                328,533          252,000
 Net loans (charged-off) recovered for the period                                       (198,181)         (49,283)
                                                                                ----------------     ------------
 Balance, end of period                                                         $      1,175,366     $    983,124
                                                                                ================     ============
 Gross loans outstanding, end of period                                         $     79,289,202     $ 59,372,421
                                                                                ================     ============

 Allowance for loan losses to loans outstanding                                             1.48%            1.66%

Deposits

Total deposits increased $21,294,825, or 28.14%, from December 31, 2001. The largest increase was in interest-bearing transaction accounts which increased $7,270,469, or 78.59%, to $16,521,850 at September 30, 2002. Expressed in
percentages, noninterest-bearing deposits increased 19.08% and interest-bearing deposits increased 29.88%.

Balances within the major deposit categories as of September 30, 2002 and December 31, 2001 are as follows:

                                                                                  September 30,      December 31,
                                                                                      2002               2001
                                                                                ----------------     ------------
 Noninterest-bearing transaction accounts                                       $     14,498,083     $ 12,175,551
 Interest-bearing demand deposits                                                     16,521,850        9,251,381
 Savings deposits                                                                     14,022,973       14,237,621
 Time deposits $100,000 and over                                                      21,682,052       14,874,927
 Other time deposits                                                                  30,256,511       25,147,164
                                                                                ----------------     ------------
     Total deposits                                                             $     96,981,469     $ 75,686,644
                                                                                ================     ============

                        FIRST RELIANCE BANCSHARES, INC.

Advances from Federal Home Loan Bank

Advances from the Federal Home Loan Bank of Atlanta were $4,500,000 as of September 30, 2002. Of this amount, the following have scheduled maturities greater than one year:

            Maturing on           Interest Rate          Principal
             01/16/04                3.040%             $   500,000
             07/01/04                3.460%                 500,000
             07/01/05                4.120%                 500,000
             01/17/12                3.825%               1,000,000
             07/05/12                4.080%               1,000,000
                                                        -----------
                                                        $ 3,500,000
                                                        ===========
Liquidity

Liquidity needs are met by us through scheduled maturities of loans and investments on the asset side and through pricing policies on the liability side for interest-bearing deposit accounts and advances from Federal Home Loan Bank. The level of liquidity is measured by the loan-to-total funds ratio, which was at 76.75% at September 30, 2002 and 83.59% at December 31, 2001.

Securities available-for-sale, which totaled $20,248,500 at September 30, 2002, serve as a ready source of liquidity. We also have lines of credit available with correspondent banks to purchase federal funds for periods from one to seven days. At September 30, 2002, unused lines of credit totaled $10,730,028.

Capital Resources

Total shareholders' equity increased $849,549 to $8,507,556 at September 30, 2002. This increase is the result of net income for the period of $579,884, unrealized gains of $310,058 on securities available-for-sale, and $3,000 from the exercise of 300 stock options. These increases to equity were offset by $43,393 in costs associated with the stock offering.

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

                        FIRST RELIANCE BANCSHARES, INC.

The following table summarizes the Bank's risk-based capital at September 30, 2002:

Shareholders' equity                                                         $ 8,592,042

Less: unrealized gains on available-for-sale securities                         (373,302)
                                                                             -----------
Tier 1 capital                                                                 8,218,740

Plus: allowance for loan losses (1)                                            1,032,150
                                                                             -----------

Total capital                                                                $ 9,250,890
                                                                             ===========

Gross risk-weighted assets                                                    82,572,000

Less: excess allowance for loan losses                                          (143,216)
                                                                             -----------

Total risk-weighted assets                                                   $82,428,784
                                                                             ===========

Risk-based capital ratios

   Tier 1 capital (to total risk-weighted assets)                                   9.97%

   Total capital (to total risk-weighted assets)                                   11.22%

   Tier 1 capital (to total average assets)                                         7.53%

(1) limited to 1.25% of risk-weighted assets

Off-Balance Sheet Risk

Through its operations, the Bank was made contractual commitments to extend credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to the Bank's customers at predetermined interest rates for a specified period of time. At September 30, 2002, the Bank had issued commitments to extend credit of $11,390,644 and standby letters of credit of $113,000 through various types of commercial lending arrangements. Approximately $8,476,494 of these commitments to extend credit had variable rates.

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at September 30, 2002.

                                                    After One     After Three
                                       Within        Through        Through         Within       Greater
                                         One          Three         Twelve           One           Than
                                        Month         Months        Months           Year        One Year         Total
                                     ----------   ------------   -------------  ------------   ------------   -------------
Unused commitments to extend credit   $523,940     $1,043,431     $4,698,778     $6,266,149     $4,857,851     $11,124,000
Standby letters of credit                    -         25,000        116,000        141,000              -         141,000
                                      --------     ----------     ----------     ----------     ----------     -----------
  Totals                              $523,940     $1,068,431     $4,814,778     $6,407,149     $4,857,851     $11,265,000

The Bank evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on its credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.

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

Regulatory Matters

We are not aware of any current recommendations by regulatory authorities which, if they were to be implemented, would have a material effect on liquidity, capital resources or operations.

                         FIRST RELIANCE BANCSHARES, INC.

Item 3.  Controls and Procedures.

(a) Based on their evaluation of the issuer's disclosure controls and procedures (as defined in 17 C.F.R. Sections 240.13a-14(c) and 240.15d-14(c)) as of a date within 90 days prior to the filing of this quarterly report, the issuer's chief executive officer and chief financial officer each concluded that the effectiveness of such controls and procedures was adequate.

(b) There were no significant changes in the issuer's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                         FIRST RELIANCE BANCSHARES, INC.

Part II - Other Information

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

     2.1 Plan of Reorganization and Exchange between First Reliance Bank and First Reliance Bancshares, Inc. (incorporated by reference to
               Exhibit 2 to the Registrant's Current Report on "Form 8-K12g-3" dated April 1, 2002 (the "Form 8-K12g-3")

     3.1       Articles of Incorporation (incorporated by reference to Exhibit
               3.1 to the Form 8-K12g-3)

     3.2       Bylaws (incorporated by reference to Exhibit 3.2 to the Form
               8-K12g-3)

     4.1 Specimen stock certificate (incorporated by reference to Exhibit 4 to the Form 8-K12g-3).

     10.1 1999 First Reliance Bank Employee Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2002)

     10.2 Amendment 1 to 1999 First Reliance Bank Employee Stock Option Plan (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2002)

     10.3 Amendment 2 to 1999 First Reliance Bank Employee Stock Option Plan (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002)

     10.4      Form of Option Agreement (incorporated by reference to Exhibit
               10.3 to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2002)

     10.5(a) Executive Employment Agreement between First Reliance Bank and First Reliance Bancshares, Inc. and F. R. Saunders, Jr. (incorporated by reference to Exhibit 10.4 of the Registrant's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2002.)

     10.5(b)   Amendment 1 to Executive Employment Agreement dated June 1, 2002
               - F.R. Saunders, Jr. (incorporated by reference to Exhibit 10.5(6) to the Registrant's quarterly report on Form 10-QSB for the quarter ended June 30, 2002)

     10.6(a) Executive Employment Agreement between First Reliance Bank and First Reliance Bancshares, Inc. and A. Dale Porter (incorporated by reference to Exhibit 10.5 of the Registrant's Quarterly Report on Form 10Q--SB for the quarter ended March 31, 2002.)

     10.6(b)   Amendment 1 to Executive Employment Agreement dated June 1, 2002
               - A. Dale Porter (incorporated by reference to Exhibit 10.6(b) to the Registrant's quarterly report on Form 10-QSB for the quarter ended June 30, 2002)

     10.7(a) Executive Employment Agreement between First Reliance Bank and First Reliance Bancshares, Inc. and Paul C. Saunders (incorporated by reference to Exhibit 10.6 of the Registrant's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2002.)

     10.7(b)   Amendment 1 to Executive Employment Agreement dated June 1, 2002
               - Paul C. Saunders (incorporated by reference to Exhibit 10.7(b) to the Registrant's quarterly report on Form 10-QSB for the quarter ended June 30, 2002)

(b) Reports on Form 8-K - There were no reports filed on Form 8-K during the quarter ended September 30, 2002:

                         FIRST RELIANCE BANCSHARES, INC.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         FIRST RELIANCE BANCSHARES, INC.


                                        By:  ___________________________________
                                             F. R. Saunders, Jr.
                                             President & Chief Executive Officer



Date: November 13, 2002                 By:  ___________________________________
                                             Jeffrey A. Paolucci
                                             Chief Financial Officer and
                                             Senior Vice President

                         FIRST RELIANCE BANCSHARES, INC.

                                  EXHIBIT INDEX

Item No. from
Item 601 of
Regulation S-B      Description

          2.1 Plan of Reorganization and Exchange between First Reliance Bank and First Reliance Bancshares, Inc. (incorporated by reference to Exhibit 2 to the Registrant's Current Report on "Form 8-K12g-3" dated April 1, 2002 (the "Form 8-K12g-3")

          3.2 Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Form 8-K12g-3)

          3.2 Bylaws (incorporated by reference to Exhibit 3.2 to the Form 8-K12g-3)

          4.1 Specimen stock certificate (incorporated by reference to Exhibit 4 to the Form 8-K12g-3).

          10.1 1999 First Reliance Bank Employee Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2002)

          10.2 Amendment 1 to 1999 First Reliance Bank Employee Stock Option Plan (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2002)

          10.3 Amendment 2 to 1999 First Reliance Bank Employee Stock Option Plan (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002)

          10.4      Form of Option Agreement (incorporated by reference to
                    Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2002)

          10.5(a) Executive Employment Agreement between First Reliance Bank and First Reliance Bancshares, Inc. and F. R. Saunders, Jr. (incorporated by reference to Exhibit 10.4 of the Registrant's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2002.)

          10.5(b) Amendment 1 to Executive Employment Agreement dated June 1, 2002 - F.R. Saunders, Jr. (incorporated by reference to
                    Exhibit 10.5(b) to the Registrant's quarterly report on Form 10-QSB for the quarter ended June 30, 2002)

          10.6(a) Executive Employment Agreement between First Reliance Bank and First Reliance Bancshares, Inc. and A. Dale Porter (incorporated by reference to Exhibit 10.5 of the Registrant's Quarterly Report on Form 10Q--SB for the quarter ended March 31, 2002.)

          10.6(b) Amendment 1 to Executive Employment Agreement dated June 1, 2002 - A. Dale Porter (incorporated by reference to Exhibit 10.6(b) to the Registrant's quarterly report on Form 10-QSB for the quarter ended June 30, 2002)

          10.7(a) Executive Employment Agreement between First Reliance Bank and First Reliance Bancshares, Inc. and Paul C. Saunders (incorporated by reference to Exhibit 10.6 of the Registrant's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2002.)

          10.7(b) Amendment 1 to Executive Employment Agreement dated June 1, 2002 - Paul C. Saunders (incorporated by reference to
                    Exhibit 10.7(b) to the Registrant's quarterly report on Form 10-QSB for the quarter ended June 30, 2002)

                        FIRST RELIANCE BANCSHARES, INC.

                                 CERTIFICATIONS

I, F. R. Saunders, Jr. certify that:

1. I have reviewed this quarterly report on Form 10-QSB of First Reliance Bancshares, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 13, 2002                   /s/ F.R. Saunders, Jr.
                                          ----------------------
                                          F. R. Saunders, Jr.
                                          President and Chief Executive Officer

                        FIRST RELIANCE BANCSHARES, INC.

                                 CERTIFICATIONS

I, Jeffrey A. Paolucci, certify that:

7. I have reviewed this quarterly report on Form 10-QSB of First Reliance Bancshares, Inc.;

8. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

9. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

10. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     d) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     e) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     f) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

11. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     c) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     d) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

12. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 13, 2002                        /s/ Jeffrey A. Paolucci
                                               -----------------------
                                               Jeffrey A. Paolucci
                                               Chief Financial Officer and
                                               Senior Vice President