Form 10KSB
period 2002-12-31
FIRST RELIANCE BANCSHARES INC
filed 2003-03-31
CIK 1172102

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For fiscal year ended December 31, 2002

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For  the transition period from               to
                                     --------------   --------------

     Commission file number 000-49757

                         FIRST RELIANCE BANCSHARES, INC.
                 (Name of small business issuer in its charter)

                South Carolina                            80-0030931
       (State or other jurisdiction of                 (I.R.S. Employer
       incorporation or organization)                 Identification No.)

2170 W. Palmetto Street, Florence, South Carolina           29501
     (Address of Principal Executive Offices)             (Zip Code)

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.01 Par Value.

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or a information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: $8,623,205

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days: $7,718,720 as of March 17, 2003

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 1,458,830 as of March 17, 2003

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 2002 are incorporated by reference into Parts I and II.

Portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders, to be held on June 19, 2003, are incorporated by reference into
Part III.

     Transitional Small Business Disclosure format (check one): Yes [ ]  No [X]

                                TABLE OF CONTENTS

PART I.........................................................................1

   ITEM 1.  DESCRIPTION OF BUSINESS............................................1
   ITEM 2.  DESCRIPTION OF PROPERTIES.........................................13
   ITEM 3.  LEGAL PROCEEDINGS.................................................14
   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............14

PART II.......................................................................14

   ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
               STOCKHOLDER MATTERS............................................14
   ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
               RESULTS OF OPERATIONS..........................................14
   ITEM 7.  FINANCIAL STATEMENTS..............................................14
   ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
               AND FINANCIAL DISCLOSURE.......................................15

PART III......................................................................15

   ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
               COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT..............15
   ITEM 10. EXECUTIVE COMPENSATION............................................15
   ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT.....................................................15
   ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................16
   ITEM 13. EXHIBITS, LISTS AND REPORTS ON FORM 10-KSB........................16
   ITEM 14. CONTROLS AND PROCEDURES...........................................17

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

         Special Cautionary Notice Regarding Forward-Looking Statements

     Various matters discussed in this document and in documents incorporated by reference herein, including matters discussed under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," may constitute forward-looking statements for purposes of the Securities Act and the Securities Exchange Act. These forward-looking statements may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of First Reliance Bancshares, Inc. (the "Company") or its wholly owned subsidiary, First Reliance Bank (the "Bank"), to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. The words "expect," "anticipate," "intend,' "plan," "believe," "seek,' "estimate," and similar expressions are intended to identify such forward-looking statements. The Company's and the Bank's actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, without limitation:

     .    The effects of future economic conditions;

     . Governmental monetary and fiscal policies, as well as legislative and regulatory changes;

     . The risks of changes in interest rates on the level and composition of deposits, loan demand, and the values of loan collateral, securities and interest rate protection agreements, as well as interest rate risks;

     . The effects of competition from other financial institutions and financial service providers operating in the Company's market area and elsewhere, including institutions operating locally, regionally, nationally and internationally, together with such competitors offering banking products and services by mail, telephone, and computer and the Internet; and

     . The failure of assumptions underlying the establishment of reserves for possible loan losses and estimations of values of collateral and various financial assets and liabilities.

All written or oral forward-looking statements attributable to the Company are expressly qualified in their entirety by these cautionary statements.

                         First Reliance Bancshares, Inc.

General

     The Company was incorporated under the laws of the State of South Carolina on April 12, 2001 to be the holding company for the Bank, and acquired all of the shares of the Bank on April 1, 2002 in a statutory share exchange. The Bank, a South Carolina banking corporation, is the Company's only subsidiary, and the Company conducts no business other than through its ownership of the Bank. The Company has no indirect subsidiaries or special purpose entities. The Bank commenced operations in August 1999 and currently operates out of its main office and one branch office. The Bank serves the Florence, South Carolina area as an independent, community-oriented commercial bank emphasizing high-quality, responsive and personalized service. The Bank provides a broad range of consumer and commercial banking services, concentrating on individuals and small and medium-sized businesses desiring a high level of personalized services.

Marketing Focus

     The Bank advertises aggressively, using popular forms of media and direct mail, to target market segments and emphasizes the Bank's substantial local ownership, community bank nature, locally oriented operations and ability to provide prompt, knowledgeable and personalized service.

Location and Service Area

     The executive or main office facilities of the Company and the Bank are located at 2170 W. Palmetto Street, Florence, South Carolina 29501. The Bank also has a branch located at 411 Second Loop Road, Florence,

South Carolina. The Bank's primary market area is the City of Florence and the surrounding area of Florence County, South Carolina. According to the South Carolina Department of Commerce, in 2000, Florence County had an estimated population of 125,761. Florence County, which covers approximately 805 square miles, is located in the eastern portion of South Carolina and is bordered by Darlington, Marlboro, Dillon, Williamsburg, Marion, Clarendon, Sumter and Lee Counties. Florence County has a number of large employers, including, Wellman, Inc., DuPont, Amana, Hoffman-LaRoche Pharmaceuticals and a Honda All-Terrain vehicle plant. The principal components of the economy of Florence County are the wholesale and retail trade sector, the manufacturing sector, the services sector and the financial, insurance and real estate sector.

                               First Reliance Bank

Banking Services

     The Bank strives to provide its customers with the breadth of products and services comparable to those offered by large regional banks, while maintaining the quick response and personal service of a locally owned and managed bank. In addition to offering a full range of deposit services and commercial and personal loans, the Bank offers investment services and products such as mortgage loan origination.

     The Bank seeks to promote continuous long-term relationships. Because management of the Bank is located in Florence, South Carolina, all credit and related decisions are made locally, which facilitates prompt responses by persons familiar with the borrower's local business environment.

     Deposit Services. The Bank offers a full range of deposit services that are typically available in most banks and savings and loan associations, including checking accounts, NOW accounts, savings accounts and other time deposits of various types, ranging from daily money market accounts to longer-term certificates of deposit. The transaction accounts and time certificates are tailored to the Bank's principal market area at rates competitive to those offered by other banks in the area. In addition, the Bank offers certain retirement account services, such as Individual Retirement Accounts. All deposit accounts are insured by the FDIC up to the maximum amount allowed by law. The Bank solicits these accounts from individuals, businesses, associations and organizations and governmental authorities.

     Loan Products. The Bank offers a full range of commercial and consumer loans, as well as real estate construction and acquisition loans as discussed below. Commercial loans are extended primarily to small and middle market customers. Such loans include both secured and unsecured loans for working capital needs (including loans secured by inventory and accounts receivable), business expansion (including acquisition of real estate and improvements), asset acquisition and agricultural purposes. Term loans will generally not exceed a five-year maturity with a ten-year amortization schedule. The extensions of term loans are based upon (1) the ability and stability of current management; (2) stable earnings and upward trends in cash flow to support repayment; (3) earnings projections based on reasonable assumptions; (4) the financial strength of the industry and the business itself and (5) the value and marketability of the collateral. In considering loans for accounts receivable and inventory, the Bank uses a declining scale for advances based on an aging report. Loans for inventory are limited to 50% for hard goods, 25% for soft goods and 0% for perishables. With respect to loans for the acquisition of equipment and other assets, the loan terms depend on the economic life of the respective assets.

     As of December 31, 2002, the classification of the commercial loans of the Bank and the respective percentage of the Bank's total loan portfolio of each are as follows:

                                               Total Oustanding           Percentage of
     Description                            as of December 31, 2002   Total Loan Portfolio
     -----------                            -----------------------   --------------------
 Loans to finance agricultural production
   and other farm loans                           $   264,714                  0.3%

   Commercial and industrial loans                $15,627,587                 19.2%

     Commercial loans involve a substantial amount of risk because there is generally a small market available for an asset that needs to be liquidated. Commercial loans for working capital needs are typically difficult to monitor.

     The Bank also offers a large variety of consumer non-real estate loans. Set forth below are the primary categories of consumer loans offered by the Bank and the respective limits imposed by the Bank:

     . Unsecured Loans - Limited to 10% of annual gross income or tangible net worth of the borrower.

     . Vehicles - Loan to value limit depends on borrower's financial strength.

     .    Boats and Recreational Vehicles - down payment of 25% required.

     .    Cash Value of Life Insurance - advances of up to 75% of cash value.

     .    Stocks - Loan to value limited to 70%.

     .    OTC Stock - Loan to value limited to 60%.

     .    US Government Bonds - Loan to value limited to 90%.

     .    Municipal Bonds - Loan to value limited to 60%.

     .    Deposit Loans - Loan to value limited to 95%.

     . Manufactured Housing - must be with real estate (loan to value limit vary with age of manufactured house).

     As of December 31, 2002, the classification of the consumer loans of the Bank and the respective percentage of the Bank's total loan portfolio of each are as follows:

                                               Total Outstanding          Percentage of
         Description                        as of December 31, 2002   Total Loan Portfolio
         -----------                        -----------------------   --------------------
Individuals (household, personal, single
    pay, installment and other)                   $10,109,057                 12.4%

Individuals (household, family, personal
    credit cards and overdraft protection)            124,864                  0.2%

All other consumer loans                              252,700                  0.3%

     The risks associated with consumer lending are largely related to economic conditions and increase during economic downturns. Other major risk factors relating to consumer loans include high debt to income ratios and poor loan-to-value ratios. The Bank does very little sub-prime lending. All of the consumer loans set forth above require a debt service income ratio of no greater than 36% based on gross income.

     The Bank's lending activities are subject to a variety of lending limits imposed by federal law. Under South Carolina law, loans by the Bank to a single customer may not exceed 10% of the Bank's unimpaired capital, except that by two-thirds vote of the directors of the Bank such limit may be increased to 15% of the Bank's unimpaired capital. The Bank's Board of Directors has approved that increase in its lending limit. Based on the Bank's unimpaired capital as of December 31, 2002, the Bank's lending limit to a single customer is approximately $1.25 million. Even with the increase, the size of the loans that the Bank is able to offer to potential customers is less than the size of the loans that the Bank's competitors with larger lending limits are able to offer. This limit affects the ability of the Bank to seek relationships with the area's larger businesses. However, the Bank may request other banks to participate in loans to customers when requested loan amounts exceed the Bank's legal lending limit.

     Mortgage Loan Division. The Bank has established a mortgage loan division through which it has broadened the range of services that it offers to its customers. The mortgage loan division originates secured real estate loans to purchase existing or to construct new homes and to refinance existing mortgages. The following are the types of real estate loans originated by the Bank and the general loan-to-value limits set by the Bank with respect to each type.

     .    Raw Land                                             65%
     .    Land Development                                     75%
     .    Commercial, multifamily and other nonresidential
          construction                                         80%
     .    One to four family residential construction          85%
     .    Improved property                                    85%
     .    Owner occupied, one to four family and home equity   90% (or less)
     .    Commercial property                                  80% (or less)

     As of December 31, 2002, the classification of the mortgage loans of the Bank and the respective percentage of the Bank's total loan portfolio of each are as follows:

                                             Total Amount            Percentage of
Description                             as of December 31, 2002   Total Loan Portfolio
-----------                             -----------------------   --------------------
Secured by non-farm, non-residential
   properties                                 $17,786,725                 21.8%

Construction and land development               9,799,409                 12.0%

Farmland (including farm residential
   and other improvements)                      1,394,397                  1.7%

Revolving, open end loans secured by
   1-4 family extended under line of
   credit                                       3,389,463                  4.2%

All other loans secured by 1-4 family
   residential (1st lien)                      17,113,017                 21.0%

All other loans secured by 1-4 family
   residential (junior lien)                    4,491,109                  5.5%

Secured by multi-family (5 or more)
   residential properties - condos
      and apartments                            1,205,782                  1.5%

     Of the loan types listed above, commercial real estate l oans are generally the most risky because they are the most difficult to liquidate and often involve environmental issues that must be resolved before closing. Construction loans also involve risks due to weather delays and cost overruns.

     The Bank generates additional fee income by selling most of its mortgage loans in the secondary market and cross-selling its other products and services to its mortgage customers. In 2002, the Bank sold mortgage loans in a total amount of approximately $46.5 million or 76.2% of the total number of mortgage loans originated by the Bank.

     All FHA, VA and State Housing loans sold by the Bank involve the right to recourse. The FHA and VA loans are subject to recourse if the loan shows 60 days or more past due in the first 4 months or goes in to foreclosure within the first 12 months. The State Housing loans are subject to recourse if the loan becomes delinquent prior to purchase by State Housing or if final documentation is not delivered within 90 days of purchase. All investors have a right to require the Bank to repurchase a loan in the event the loan involved fraud. In 2002, of the 456 loans sold by the Bank, 74 were FHA or VA loans and 90 were State Housing loans. Such loans represented 30.2% of the dollar volume or 36.0% of the total number of loans sold by the Bank in 2002.

     Other Banking Services. The Bank offers drive-through banking facilities. In 2001, the Bank implemented 24 Hour Telephone Banking and Online Banking, each of which allows the Bank's customers access to account information 24 hours a day, seven days a week. Other Bank services include cash management services, safe deposit boxes, travelers checks, direct deposit of payroll and social security checks and automatic drafts for various accounts. The Bank is associated with a shared network of automated teller machines that may be used by the Bank's customers throughout South Carolina and other regions. The Bank also offers MasterCard(R) and VISA(R) credit card services through a correspondent bank as an agent for the Bank. Management of the Bank has established and intends to maintain relationships with correspondent banks and other financial institutions to provide other services requested by its customers. The Bank does not provide trust services. Although the Bank may operate a trust department in the future, it cannot do so without first obtaining regulatory approval.

     Investments. In addition to its loan operations, the Bank makes other investments primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States and other taxable securities. The Bank also invests in certificates of deposits in other financial institutions. The amount invested in such time deposits, as viewed on an institution by institution basis, does not exceed $100,000. Therefore, the amounts invested in certificates of deposit are fully insured by the FDIC. No investment held by the Bank exceeds any applicable limitation imposed by law or regulation. Our asset and liability management committee reviews the investment portfolio on an ongoing basis to ascertain investment profitability and to verify compliance with the Bank's investment policies.

     Other Services. In addition to its banking services, the Bank offers securities brokerage services and life insurance products to its customers through a financial services division of the Bank. The Bank obtained an insurance agency license under South Carolina law to sell life insurance and has relationships with brokers and carriers. The Bank's financial services division uses professional money managers who diversify a client's portfolio into several different asset classes. Some of the products offered are mutual funds, annuities, stocks, bonds, insurance, IRAs and 401(k) rollovers.

Competition

     The Bank faces strong competition for deposits, loans and other financial services from numerous other banks, thrifts, credit unions, other financial institutions and other entities that provide financial services, some of which are not subject to the same degree of regulation as the Bank. Because South Carolina law permits statewide branching by banks and savings and loan associations, many financial institutions in the state have branch networks. In addition, subject to certain conditions, South Carolina law permits interstate banking. Reflecting this opportunity provided by law plus the growth prospects of the Florence market, all of the four largest (in terms of local deposits) commercial banks in the City of Florence are branches of or affiliated with regional or super-regional banks.

     As of December 31, 2002, 11 banks and three savings institutions operated 36 offices within the city limits of Florence. Most of those institutions also have other branch offices in Florence County, as do some other banks that do not have branches in the City of Florence. In addition, six finance companies and six credit unions have offices located in the City of Florence. All of these institutions aggressively compete for business in the Bank's market area. Most of these competitors have been in business for many years, have established customer bases, are substantially larger than the Bank, have substantially higher lending limits than the Bank has and are able to offer certain services, including trust and international banking services, that the Bank is able to offer only through correspondents, if at all.

     The Bank attempts to compete by providing its customers with high-quality, prompt and knowledgeable personalized service at competitive rates, which is a combination that the Bank believes customers generally find lacking at larger institutions. The Bank also attempts to offer a wide variety of financial products and services at fees that are competitive with other financial institutions.

Employees

     The Bank currently has 52 full-time employees and three part-time employees. The executive officers of the Company are the only officers of the Company, but they receive no compensation from the Company. The Company has no employees.

                           Supervision and Regulation

     Both the Company and the Bank are subject to extensive state and federal banking regulations that impose restrictions on and provide for general regulatory oversight of their operations. These laws are generally intended to protect depositors and not shareholders. The following discussion describes the material elements of the regulatory framework that applies to us.

First Reliance Bancshares, Inc.

     Since the Company owns all of the capital stock of the Bank, it is a bank holding company under the federal Bank Holding Company Act of 1956. As a result, the Company is primarily subject to the supervision, examination, and reporting requirements of the Bank Holding Company Act and the regulations of the Federal Reserve.

     Acquisitions of Banks. The Bank Holding Company Act requires every bank holding company to obtain the Federal Reserve's prior approval before:

          . acquiring direct or indirect ownership or control of any voting shares of any bank if, after the acquisition, the bank holding company will directly or indirectly own or control more than 5% of the bank's voting shares;

          .    acquiring all or substantially all of the assets of any bank; or

          .    merging or consolidating with any other bank holding company.

     Additionally, the Bank Holding Company Act provides that the Federal Reserve may not approve any of these transactions if it would result in or tend to create a monopoly or, substantially lessen competition or otherwise function as a restraint of trade, unless the anti-competitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the community to be served. The Federal Reserve's consideration of financial resources generally focuses on capital adequacy, which is discussed below.

     Under the Bank Holding Company Act, if adequately capitalized and adequately managed, the Company or any other bank holding company located in South Carolina may purchase a bank located outside of South Carolina. Conversely, an adequately capitalized and adequately managed bank holding company located outside of South Carolina may purchase a bank located inside South Carolina. In each case, however, restrictions may be placed on the acquisition of a bank that has only been in existence for a limited amount of time or will result in specified concentrations of deposits. For example, South Carolina law prohibits a bank holding company from acquiring control of a financial institution until the target financial institution has been incorporated for five years. As a result, no bank holding company may acquire control of the Company until after the fifth anniversary date of the Bank's incorporation. Because the Bank has not been incorporated for more than five years, this limitation does apply to the Bank and the Company.

     Change in Bank Control. Subject to various exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with related regulations, require Federal Reserve approval prior to any person or company acquiring "control" of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Control is refutably presumed to exist if a person or company acquires 10% or more, but less than 25%, of any class of voting securities and either:

          . the bank holding company has registered securities under Section 12 of the Securities Act of 1934; or

          . no other person owns a greater percentage of that class of voting securities immediately after the transaction.

Our common stock is registered under the Securities Exchange Act of 1934. The regulations provide a procedure for challenging any rebuttable presumption of control.

     Permitted Activities. A bank holding company is generally permitted under the Bank Holding Company Act, to engage in or acquire direct or indirect control of more than 5% of the voting shares of any company engaged in the following activities:

          .    Banking or managing or controlling banks; and

          . Any activity that the Federal Reserve determines to be so closely related to banking as to be a proper incident to the business of banking.

     Activities that the Federal Reserve has found to be so closely related to banking as to be a proper incident to the business of banking include:

          .    Factoring accounts receivable;

          . Making, acquiring, brokering or servicing loans and usual related activities;

          .    Leasing personal or real property;

          . Operating a non-bank depository institution, such as a savings association;

          .    Trust company functions;

          .    Financial and investment advisory activities;

          .    Conducting discount securities brokerage activities;

          . Underwriting and dealing in government obligations and money market instruments;

          . Providing specified management consulting and counseling activities;

          . Performing selected data processing services and support services;

          . Acting as agent or broker in selling credit life insurance and other types of insurance in connection with credit transactions; and

          .    Performing selected insurance underwriting activities.

     Despite prior approval, the Federal Reserve may order a bank holding company or its subsidiaries to terminate any of these activities or to terminate its ownership or control of any subsidiary when it has reasonable cause to believe that the bank holding company's continued ownership, activity or control constitutes a serious risk to the financial safety, soundness, or stability of it or any of its bank subsidiaries.

     In addition to the permissible bank holding company activities listed above, a bank holding company may qualify and elect to become a financial holding company, permitting the bank holding company to engage in additional activities that are financial in nature or incidental or complementary to financial activity. The Bank Holding Company Act expressly lists the following activities as financial in nature:

          .    Lending, trust and other banking activities;

          . Insuring, guaranteeing, or indemnifying against loss or harm, or providing and issuing annuities, and acting as principal, agent, or broker for these purposes, in any state;

          .    Providing financial, investment, or advisory services;

          . Issuing or selling instruments representing interests in pools of assets permissible for a bank to hold directly;

          .    Underwriting, dealing in or making a market in securities;

          . Other activities that the Federal Reserve may determine to be so closely related to banking or managing or controlling banks as to be a proper incident to managing or controlling banks;

          . Foreign activities permitted outside of the United States if the Federal Reserve has determined them to be usual in connection with banking operations abroad;

          .    Merchant banking through securities or insurance affiliates; and

          .    Insurance company portfolio investments.

     To qualify to become a financial holding company, the Bank and any other depository institution subsidiary of the Company must be well capitalized and well managed and must have a Community Reinvestment Act rating of at least "satisfactory." Additionally, the Company must file an election with the Federal Reserve to become a financial holding company and must provide the Federal Reserve with 30 days' written notice prior to engaging in a permitted financial activity. While the Company meets the qualification standards applicable to financial holding companies, the Company has not elected to become a financial holding company at this time.

     Support of Subsidiary Institutions. Under Federal Reserve policy, the Company is expected to act as a source of financial strength for the Bank and to commit resources to support the Bank. This support may be required at times when, without this Federal Reserve policy, the Company might not be inclined to provide it. In addition, any capital loans made by the Company to the Bank will be repaid only after its deposits and various other obligations are repaid in full. In the unlikely event of the Company's bankruptcy, any commitment by it to a federal bank regulatory agency to maintain the capital of the Bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

     South Carolina Law. As a bank holding company with its principal offices in South Carolina, the Company is subject to limitations on sale or merger and to regulation by the South Carolina State Board of Financial Institutions (the "State Board"). The Company must receive the approval of the State Board prior to acquiring control of a bank or bank holding company or all or substantially all of the assets of a bank or a bank holding company. The Company also must file with the State Board periodic reports with respect to its financial condition, operations and management, and the intercompany relationships between the Company and its subsidiaries.

First Reliance Bank

     The Bank is a state chartered bank insured by the FDIC and not a member of the Federal Reserve. As such, the Bank is subject to supervision and regulation by the FDIC and the State Board. Supervision, regulation and examination of banks by regulatory agencies are intended primarily for the protection of depositors rather than stockholders of the banks.

     South Carolina Law. Commercial banks chartered in South Carolina have only those powers granted by law or the regulations of the State Board. State law sets specific requirements for bank capital and regulates deposits in and loans and investments by banks, including the amounts, types and, in some cases, rates. In addition, the State Board regulates, among other activities, the payment of dividends, the opening of branches, loans to officers and directors, record keeping and the use of automated teller machines. The State Board periodically examines state banks to determine their compliance with the law and regulations, and state banks must make periodic reports of their condition to the State Board.

     Prompt Corrective Action. The Federal Deposit Insurance Corporation Improvement Act of 1991 establishes a system of prompt corrective action to resolve the problems of undercapitalized financial institutions. Under this system, the federal banking regulators have established five capital categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) in which all institutions are placed. Federal banking regulators are required to take various mandatory supervisory actions and are authorized to take other discretionary actions with respect to institutions in the three undercapitalized categories. The severity of the action depends upon the capital category in which the institution is placed. Generally, subject to a narrow exception, the banking regulator must appoint a receiver or conservator for an institution that is critically undercapitalized. The federal banking agencies have specified by regulation the relevant capital level for each category.

     An institution that is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. A bank holding company must guarantee that a subsidiary depository institution meets its capital restoration plan, subject to various limitations. The controlling holding company's obligation to fund a capital restoration plan is limited to the lesser of 5% of an undercapitalized subsidiary's assets at the time it became undercapitalized or the amount required to meet regulatory capital requirements. An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches or engaging in any new line of business, except under an accepted capital restoration plan or with FDIC approval. The regulations also establish procedures for downgrading an institution to a lower capital category based on supervisory factors other than capital.

     FDIC Insurance Assessments. The FDIC has adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The system assigns an institution to one of three capital categories: (1) well capitalized; (2) adequately capitalized; and (3) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the "undercapitalized" category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes. The FDIC also assigns an institution to one of three supervisory subgroups based on a supervisory evaluation that the institution's primary federal regulator provides to the FDIC and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. Assessments range from 0 to 27 cents per $100 of deposits, depending on the institution's capital group and supervisory subgroup. In addition, the FDIC imposes assessments to help pay off the $780 million in annual interest payments on the $8 billion Financing Corporation bonds issued in the late 1980s as part of the government rescue of the thrift industry. This assessment rate is adjusted quarterly and is set at 1.68 cents per $100 of deposits for the first quarter of 2003.

     The FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.

     Community Reinvestment Act. The Bank is subject to evaluation by the FDIC under the Community Reinvestment Act of 1977 ("CRA"). The Bank is evaluated under guidelines established for "small banks." These guidelines call for an evaluation of an institution's performance in meeting the credit needs of its entire community, including low- and moderate-income areas, consistent with the safe and sound operation of the institution. The relevant factors under these "small bank" guidelines include the bank's loan-to-deposit ratio within its community, the bank's percentage of loans and other lending activities within its community, the bank's record of lending to and engaging in other lending-related activities for borrowers of different income levels and businesses and farms of different sizes, the geographic distribution of the bank's loans and the bank's record of acting, if warranted, in response to written complaints about its performance in helping to meet credit needs in its community. The FDIC takes a bank's CRA performance into account in considering applications for approval of deposit insurance, establishment or relocation of branches and business combinations. Accordingly, failure to adequately meet these criteria could impose additional requirements and limitations on the Bank. Since our aggregate assets are not more than $250 million, under the Gramm-Leach-Bliley Act, we are generally subject to a Community Reinvestment Act examination only once every 60 months if we receive an "outstanding" rating, once every 48 months if we receive a "satisfactory" rating and as needed if our rating is "less than satisfactory." Additionally, we must publicly disclose the terms of various Community Reinvestment Act-related agreements.

     Other Regulations. Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws concerning interest rates. For example, under the Soldiers' and Sailors' Civil Relief Act of 1940, a lender is generally prohibited from charging an annual interest rate in excess of 6% on any obligation for which the borrower is a person on active duty with the United States military.

     The Bank's loan operations are also subject to federal laws applicable to credit transactions, such as the:

          . federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

          . Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

          . Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

          . Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;

          . Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;

          . Soldiers' and Sailors' Civil Relief Act of 1940, governing the repayment terms of, and property rights underlying, secured obligations of persons in military service; and

          . the rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

     The deposit operations of the Bank are subject to:

          . The Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

          . The Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve to implement that act, which govern automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.

Capital Adequacy

     The Company and the Bank are required to comply with the capital adequacy standards established by the Federal Reserve, in the case of the Company, and the FDIC, in the case of the Bank. The Federal Reserve has established a risk-based and a leverage measure of capital adequacy for bank holding companies. Since the Company's consolidated total assets are less than $150 million, under the Federal Reserve's capital guidelines, our capital adequacy is measured on a bank-only basis, as opposed to a consolidated basis. The Bank is also subject to risk-based and leverage capital requirements adopted by the FDIC, which are substantially similar to those adopted by the Federal Reserve for bank holding companies.

     The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance-sheet exposure, and to minimize disincentives for holding liquid assets. Assets and off-balance-sheet items, such as letters of credit and unfunded loan commitments, are assigned to broad risk categories, each with appropriate risk weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance-sheet items.

     The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. Total capital consists of two components, Tier 1 Capital and Tier 2 Capital. Tier 1 Capital generally consists of common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and other specified intangible assets. Tier 1 Capital must equal at least 4% of risk-weighted assets. Tier 2 Capital generally consists of subordinated debt, other preferred stock, and a limited amount of loan loss reserves. The total amount of Tier 2 Capital is limited to 100% of Tier 1 Capital. At December 31, 2002 our ratio of total capital to risk-weighted assets was 11.46% and our ratio of Tier 1 Capital to risk-weighted assets was 10.21%.

     In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve's risk-based capital measure for market risk. All other bank holding companies generally are required to maintain a leverage ratio of at least 4%. At December 31, 2002, our leverage ratio was 7.48%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without reliance on intangible assets. The Federal Reserve considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities.

     Failure to meet capital guidelines could subject a bank or bank holding company to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on accepting brokered deposits, and certain other restrictions on its business. As described above, significant additional restrictions can be imposed on FDIC-insured depository institutions that fail to meet applicable capital requirements.

Payment of Dividends

     The Company is a legal entity separate and distinct from the Bank. The principal sources of the Company's cash flow, including cash flow to pay dividends to its shareholders, are dividends that the Bank pays to its sole shareholder, the Company. Statutory and regulatory limitations apply to the Bank's payment of dividends to the Company as well as to the Company's payment of dividends to its shareholders.

     Under South Carolina law, the Bank is authorized to pay cash dividends up to 100% of net income in any calendar year without obtaining the prior approval of the State Board, provided that the Bank received a composite rating of one or two at the last examination conducted by a state or federal regulatory authority. All other cash dividends require prior approval by the State Board. South Carolina law requires each state nonmember bank to maintain the same reserves against deposits as are required for a state member bank under the Federal Reserve Act. This requirement is not expected to limit the ability of the Bank to pay dividends on its common stock.

     The payment of dividends by the Company and the Bank may also be affected by other factors, such as the requirement to maintain adequate capital above regulatory guidelines. If, in the opinion of the FDIC, the Bank were engaged in or about to engage in an unsafe or unsound practice, the FDIC could require, after notice and a hearing, that the Bank stop or refrain engaging in the practice. The federal banking agencies have indicated that paying dividends that deplete a depository institution's capital base to an inadequate level would be an unsafe and unsound banking practice. Under the Federal Deposit Insurance Corporation Improvement Act of 1991, a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. Moreover, the federal agencies have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings.

Restrictions on Transactions with Affiliates

     The Company and the Bank are subject to the provisions of Section 23A of the Federal Reserve Act. Section 23A places limits on the amount of:

     .    a bank's loans or extensions of credit to affiliates;

     .    a bank's investment in affiliates;

     . assets a bank may purchase from affiliates, except for real and personal property exempted by the Federal Reserve;

     . loans or extensions of credit to third parties collateralized by the securities or obligations of affiliates; and

     . a bank's guarantee, acceptance or letter of credit issued on behalf of an affiliate.

     The total amount of the above transactions is limited in amount, as to any one affiliate, to 10% of a bank's capital and surplus and, as to all affiliates combined, to 20% of a bank's capital and surplus. In addition to the limitation on the amount of these transactions, each of the above transactions must also meet specified collateral requirements. The Bank must also comply with other provisions designed to avoid the taking of low-quality assets.

     The Company and the Bank are also subject to the provisions of Section 23B of the Federal Reserve Act which, among other things, prohibit an institution from engaging in the above transactions with affiliates unless the transactions are on terms substantially the same, or at least as favorable to the institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies.

     The Bank is also subject to restrictions on extensions of credit to its executive officers, directors, principal shareholders and their related interests. These extensions of credit (1) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties, and (2) must not involve more than the normal risk of repayment or present other unfavorable features.

Privacy

     Financial institutions are required to disclose their policies for collecting and protecting confidential information. Customers generally may prevent financial institutions from sharing nonpublic personal financial information with nonaffiliated third parties except under narrow circumstances, such as the processing of transactions requested by the consumer or when the financial institution is jointly sponsoring a product or service with a nonaffiliated third party. Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing or other marketing to consumers.

Anti-Terrorism Legislation

     In the wake of the tragic events of September 11th, on October 26, 2001, the President signed the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (USA PATRIOT) Act of 2001. Under the USA PATRIOT Act, financial institutions are subject to prohibitions against specified financial transactions and account relationships as well as enhanced due diligence and "know your customer" standards in their dealings with foreign financial institutions and foreign customers. For example, the enhanced due diligence policies, procedures and controls generally require financial institutions to take reasonable steps:

     . to conduct enhanced scrutiny of account relationships to guard against money laundering and report any suspicious transaction;

     . to ascertain the identity of the nominal and beneficial owners of, and the source of funds deposited into, each account as needed to guard against money laundering and report any suspicious transactions;

     . to ascertain for any foreign bank, the shares of which are not publicly traded, the identity of the owners of the foreign bank and the nature and extent of the ownership interest of each such owner; and

     . to ascertain whether any foreign bank provides correspondent accounts to other foreign banks and, if so, the identity of those foreign banks and related due diligence information.

     Under the USA PATRIOT Act, financial institutions must establish anti-money laundering programs. The USA PATRIOT Act sets forth minimum standards for these programs, including:

     .    the development of internal policies, procedures and controls;

     .    the designation of a compliance officer;

     .    an ongoing employee training program; and

     .    an independent audit function to test the programs.

     Pursuant to the mandate of the USA PATRIOT Act, the Secretary of the Treasury issued regulations effective April 24, 2002 applicable to financial institutions. Because all federally insured depository institutions are required to have anti-money laundering programs, the regulations provide that a financial institution which is subject to regulation by a "federal functional" is in compliance with the regulations if it complies with the rules of its primary federal regulator governing the establishment and maintenance of anti-money laundering programs.

     Under the authority of the USA PATRIOT Act, the Secretary of the Treasury adopted rules on September 26, 2002 increasing the cooperation and information sharing between financial institutions, regulators and law enforcement authorities regarding individuals, entities and organizations engaged in, or reasonably suspected based on credible evidence of engaging in, terrorist acts or money laundering activities. Under the new rules, a financial institution is required to:

     . expeditiously search its records to determine whether it maintains or has maintained accounts, or engaged in transactions with individuals or entities, listed in a request submitted by the Financial Crimes Enforcement Network ("FinCEN");

     .    notify FinCEN if an account or transaction is identified;

     .    designate a contact person to receive information requests;

     . limit use of information provided by FinCEN to: (1) reporting to FinCEN, (2) determining whether to establish or maintain an account or engage in a transaction and (3) assisting the financial institution in complying with the Bank Secrecy Act; and

     . maintain adequate procedures to protect the security and confidentiality of FinCEN requests.

     Under the new rules, a financial institution may also share information regarding individuals, entities, organizations and countries for purposes of identifying and, where appropriate, reporting activities that it suspects may involve possible terrorist activity or money laundering. Such information-sharing is protected under a safe harbor if the financial institution:

     . notifies FinCEN of its intention to share information, even when sharing with an affiliated financial institution;

     . takes reasonable steps to verify that, prior to sharing, the financial institution or association of financial institutions with which it intends to share information has submitted a notice to FinCEN;

     . limits the use of shared information to identifying and reporting on money laundering or terrorist activities, determining whether to establish or maintain an account or engage in a transaction, or assisting it in complying with the Bank Security Act; and

     . maintains adequate procedures to protect the security and confidentiality of the information.

     Any financial institution complying with these rules will not be deemed to have violated the privacy requirements discussed above.

     The Secretary of the Treasury also adopted a new rule on September 26, 2002 intended to prevent money laundering and terrorist financing through correspondent accounts maintained by U.S. financial institutions on behalf of foreign banks. Under the new rule, financial institutions:

     . are prohibited from providing correspondent accounts to foreign shell banks;

     . are required to obtain a certification from foreign banks for which they maintain a correspondent account stating the foreign bank is not a shell bank and that it will not permit a foreign shell bank to have access to the U.S. account;

     . must maintain records identifying the owner of the foreign bank for which they may maintain a correspondent account and its agent in the Unites States designated to accept services of legal process;

     . must terminate correspondent accounts of foreign banks that fail to comply with or fail to contest a lawful request of the Secretary of the Treasury or the Attorney General of the United States, after being notified by the Secretary or Attorney General.

     The new rule applies to correspondent accounts established after October 28, 2002.

Enforcement Powers

     The Financial Institutions Reform, Recovery and Enforcement Act expanded and increased civil and criminal penalties available for use by the federal regulatory agencies against depository institutions and certain "institution-affiliated parties." Institution-affiliated parties primarily include management, employees and agents of a financial institution, as well as independent contractors and consultants such as attorneys and accountants and others who participate in the conduct of the financial institution's affairs. These practices can include the failure of an institution to timely file required reports or the filing of false or misleading information or the submission of inaccurate reports. For such violations, civil penalties may be as high as the lesser of $1,000,000 a day or $5,000,000. Criminal penalties for some financial institution crimes have been increased to 20 years. In addition, regulators are provided with greater flexibility to commence enforcement actions against institutions and institution-affiliated parties. Possible enforcement actions include the termination of deposit insurance. Furthermore, banking agencies' power to issue cease-and-desist orders were expanded. Such orders may, among other things, require affirmative action to correct any harm resulting from a violation or practice, including restitution, reimbursement, indemnification or guarantees against loss. A financial institution may also be ordered to restrict its growth, dispose of certain assets, rescind agreements or contracts, or take other actions as determined by the ordering agency to be appropriate.

Proposed Legislation and Regulatory Action

     New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations and competitive relationships of financial institutions operating and doing business in the United States. We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute.

Effect of Governmental Monetary Polices

     Our earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve Bank's monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve affect the levels of bank loans, investments and deposits through its control over the issuance of United States government securities, its regulation of the discount rate applicable to member banks and its influence over reserve requirements to which member banks are subject. We cannot predict the nature or impact of future changes in monetary and fiscal policies.

                        Selected Statistical Information

     The selected statistical information required by Item 1 is included in the Company's 2002 Annual Report to Shareholders under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated herein by reference.

ITEM 2. DESCRIPTION OF PROPERTIES

     The executive and main offices of the Company and the Bank are located at 2170 W. Palmetto Street in downtown Florence, South Carolina. The facility at that location is owned by the Bank. The Bank also owns an adjacent lot that is used as a parking lot. The headquarters building is a two-story building having approximately 12,000 square feet. The building has six inside teller stations, two teller stations servicing four drive-through lanes and a night depository and automated teller machine drive-through lane that is accessible after the Bank's normal business hours.

     On April 26, 2000, the Bank opened a branch at 411 Second Loop Road in Florence, South Carolina. The Second Loop branch facility, which is owned by the Bank, is located on approximately one acre of land and contains approximately 3,000 square feet.

     On May 15, 2002, the Bank purchased an additional facility located at 2145 Fernleaf Drive in Florence, South Carolina. The Fernleaf Drive site contains approximately 0.5 acres of land and includes a 7,500 square feet building. The facility will serve as additional space for the operational activities of the Bank, including data processing and auditing. No customer services will be conducted in this facility.

     Other than the Bank facility described in the preceding paragraph and the real estate-related loans funded by the Bank previously described in "Item 1. Description of Business--First Reliance Bank," the Company does not invest in real estate, interests in real estate, real estate mortgages, or securities of or interests in persons primarily engaged in real estate activities.

ITEM 3. LEGAL PROCEEDINGS

     The Company and the Bank are involved from time to time in routine legal proceedings occurring in the ordinary course of business. As of the date hereof, there are no material pending legal proceedings to which the Company is a party or of which any of its properties are subject, nor are there material proceedings known to the Company to be contemplated by any governmental authority. Additionally, the Company is unaware of any material proceedings, pending or contemplated, in which any director, officer or affiliate, or any principal security holder of the Company, or any associate of any of the foregoing, is a party or has an interest adverse to the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND
        RELATED STOCKHOLDER MATTERS

     (a) The response to this Item 5(a) is included in the Company's 2002 Annual Report to Shareholders under the heading, "Market for First Reliance Bancshares, Inc.'s Common Stock; Payment of Dividends," and is incorporated herein by reference.

     (b) The Company did not issue any unregistered securities during 2002.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The response to this Item is included in the Company's 2002 Annual Report to Shareholders under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated herein by reference.

ITEM 7. FINANCIAL STATEMENTS

     The following financial statements are included in the Company's 2002 Annual Report to Shareholders, and are incorporated herein by reference:

     .    Report of Independent Certified Public Accountants

     .    Financial Statements:

          1.   Consolidated Balance Sheets dated as of December 31, 2002 and
               2001.

          2. Consolidated Statements of Income for the Years Ended December 31, 2002, 2001 and 2000.

          3. Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income for the Years Ended December 31, 2002, 2001 and 2000.

          4. Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001 and 2000.

          6.   Notes to Consolidated Financial Statements.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Legislation and Securities Exchange Commission rules adopted in 2002 have significantly increased, and will continue to increase, the regulatory burdens on audit firms that audit the financial statements of companies that are subject to the reporting requirements of the Securities Exchange Act of 1934. Consequently, many smaller audit firms are deciding to limit their audit practice to companies that are not subject to the 1934 Act. Tourville, Simpson & Caskey, L.L.P., which served as the Company's principal independent accountant since the Company's inception, is one such firm. Accordingly, effective January 2, 2003, Tourville, Simpson & Caskey resigned as the Company's principal independent public accountant. Elliott Davis, LLC was engaged by the Company on January 2, 2003 to audit the Company's financial statements for the year ended December 31, 2002, and has also been selected to audit the Company's financial statements for the year ending December 31, 2003.

     Tourville, Simpson & Caskey, L.L.P.'s reports on the Company's financial statements for the years ended December 31, 2002, 2001 and 2000 neither contained an adverse opinion or disclaimer of opinion, nor was modified as to uncertainty, audit scope, or accounting principles. There were no disagreements with Tourville, Simpson & Caskey, L.L.P. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Tourville, Simpson & Caskey, L.L.P.'s satisfaction, would have caused it to make reference to the subject matter of the disagreement in this annual report on Form 10-KSB.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The responses to this Item are included in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on June 19, 2003, under the headings "Proposal: Election of Directors", "Security Ownership of Certain Beneficial Owners and Management" and "Section 16(a) Beneficial Ownership Reporting Compliance" and are incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION

     The responses to this Item are included in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on June 19, 2003, under the heading "Compensation of Executive Officers and Directors" and are incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table provides information regarding compensation plans under which equity securities of the Company are authorized for issuance. All data is presented as of December 31, 2002.

                                                Equity Compensation Plan Table
------------------------------------------------------------------------------------------------------------------------------
                                            (a)                              (b)                            (c)
------------------------------------------------------------------------------------------------------------------------------
                                                                                               Number of securities
                                                                                               remaining available for future
                                Number of securities to be                                     issuance under  equity
                                issued upon exercise of         Weighted-average exercise      compensation plans
                                outstanding options, warrants   price of outstanding options   excluding securities reflected
Plan category                   and rights                      , warrants and rights          in column (a))
------------------------------------------------------------------------------------------------------------------------------
Equity compensation plans
approved by security holders               234,000                          $5.21                           4,000
------------------------------------------------------------------------------------------------------------------------------
Equity compensation plans not
approved by security holders                 N/A                              N/A                            N/A
------------------------------------------------------------------------------------------------------------------------------
Total                                      234,000                          $5.21                           4,000
------------------------------------------------------------------------------------------------------------------------------

     The additional responses to this Item are included in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on June 19, 2003, under the heading "Security Ownership of Certain Beneficial Owners and Management" and are incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The responses to this Item are included in the Company's Proxy Statement for the Annual Meeting of Shareholders held on June 19, 2003, under the headings "Related Party Transactions" and "Compensation of Executive Officers and Directors" and are incorporated herein by reference.

ITEM 13. EXHIBITS, LISTS AND REPORTS ON FORM 10-KSB

(a)  Exhibits

Exhibit Number   Exhibit
--------------   -------

     n/a Certification pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended.

     2.1 Plan of Reorganization and Exchange between First Reliance Bancshares, Inc. and First Reliance Bank (incorporated by reference to the Registrant's current report on Form 8-K dated April 1, 2002).

     3.1 Articles of Incorporation (incorporated by reference to the Registrant's current report on Form 8-K dated April 1, 2002).

     3.2 Bylaws (incorporated by reference to the Registrant's current report on Form 8-K dated April 1, 2002).

     4.1 See Articles of Incorporation at Exhibit 3.1 hereto and Bylaws at Exhibit 3.2 hereto.

    10.1(a) Executive Employment Agreement dated August 21, 2001 - F. R. Saunders, Jr. (incorporated by reference to Exhibit 10.4 to the Registrant's quarterly report on Form 10-QSB for the quarter ended March 31, 2002).

    10.1(b) Amendment 1 to Executive Employment Agreement dated June 1, 2002 - F. R. Saunders, Jr. (incorporated by reference to
                 Exhibit 10.5(b) to the Registrant's quarterly report On Form 10-QSB for the quarter ended June 30, 2002).

    10.2(a) Executive Employment Agreement dated August 21, 2001- A. Dale Porter (incorporated by reference to Exhibit 10.5 to the Registrant's quarterly report on Form 10-QSB for the quarter ended March 31, 2002).

    10.2(b) Amendment 1 to Executive Employment Agreement dated June 1, 2002 - A. Dale Porter (incorporated by reference to Exhibit 10.6(b) to the Registrant's quarterly report On Form 10-QSB for the quarter ended June 30, 2002).

    10.3(a) Executive Employment Agreement dated August 21, 2001 - Paul C. Saunders (incorporated by reference to Exhibit 10.6 to the Registrant's quarterly report on Form 10-QSB for the quarter ended March 31, 2002).

    10.3(b) Amendment 1 to Executive Employment Agreement dated June 1, 2002 - Paul C. Saunders (incorporated by reference to Exhibit 10.7(b) to the Registrant's quarterly report On Form 10-QSB for the quarter ended June 30, 2002).

    10.4(a) 1999 First Reliance Bank Employee Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Registrant's quarterly report on Form 10-QSB for the quarter ended March 31,
                 2002).

    10.4(b) Amendment No. 1 to 1999 First Reliance Bank Employee Stock Option Plan (incorporated by reference to Exhibit 10.2 to the Registrant's quarterly report on Form 10-QSB for the quarter ended March 31, 2002).

    10.4(c) Amendment No. 2 to 1999 First Reliance Bank Employee Stock Option Plan (incorporated by reference to Exhibit 10.3 to the Registrant's quarterly report on Form 10-QSB for the quarter ended June 30, 2002).

    10.5         Employment Agreement dated September 27, 2002 - Jeffrey A.
                 Paolucci.

    13.1 First Reliance Bancshares, Inc. 2002 Annual Report to Shareholders. Except with respect to those portions specifically incorporated by reference into this Report, the Company's 2002 Annual Report to Shareholders is not deemed to be filed as part of this Report.

    21.1         Subsidiaries of First Reliance Bancshares, Inc.

    24.1 Power of Attorney (appears on the signature pages to this Annual Report on Form 10-KSB).

    99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K filed in the fourth quarter of 2002: None.

ITEM 14. CONTROLS AND PROCEDURES

     Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, and as a date within 90 days prior to the date of this report (the "Evaluation Date"), our management, including our Chief Executive Officer and Chief Financial Officer, reviewed the effectiveness and design of our disclosure controls and procedures under Exchange Act Rules 13a-14 and 15d-14. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer, concluded that such disclosure controls and procedures are adequate to ensure that material information relating to the Company, including its consolidated subsidiary, that is required to be included in its periodic filings with the Securities and Exchange Commission, is timely made known to them. There were no significant changes in internal controls, or to management's knowledge, in other factors that could significantly affect those internal controls subsequent to the Evaluation Date, and there has been no corrective action with respect to significant deficiencies or material weaknesses.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        FIRST RELIANCE BANCSHARES, INC.


                                        By:    /s/ F. R. Saunders, Jr.
                                               ---------------------------------
                                               F. R. Saunders, Jr.
                                               President and Chief
                                               Executive Officer

                                        Date:  March 20, 2003

                                POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears on the signature page to this Report constitutes and appoints F. R. Saunders, Jr. and Jeffrey A. Paolucci, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place, and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits hereto, and other documents in connection herewith with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as they might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature                         Title                     Date
----------------------------   ------------------------------   --------------


                               Director , President and Chief
                               Executive Officer
/s/ F. R. Saunders, Jr.        (Principal Executive Officer)    March 20, 2003
----------------------------
F. R. Saunders, Jr.


/s/ Paul C. Saunders                      Director              March 20, 2003
----------------------------
Paul C. Saunders


/s/ A. Dale Porter                        Director              March 20, 2003
----------------------------
A. Dale Porter


                                          Director
----------------------------
William P. Campbell


/s/ Leonard A. Hoogenboom                 Director              March 20, 2003
----------------------------
Leonard A. Hoogenboom


/s/ John M. Jebaily                       Director              March 20, 2003
----------------------------
John M. Jebaily

         Signature                         Title                     Date
----------------------------   ------------------------------   --------------


/s/ Wilie Jones                           Director              March 20, 2003
----------------------------
Wilie Jones


/s/ Andrew G. Kampiziones                 Director              March 20, 2003
----------------------------
Andrew G. Kampiziones


/s/ Nathaniel Lockhart                    Director              March 20, 2003
----------------------------
Nathaniel Lockhart


/s/ C. Dale Lusk                          Director              March 20, 2003
----------------------------
C. Dale Lusk


/s/ T. Daniel Turner                      Director              March 20, 2003
----------------------------
T. Daniel Turner


/s/ A. Joe Willis                         Director              March 20, 2003
----------------------------
A. Joe Willis


/s/ Jeffrey A. Paolucci        Senior Vice President and Chief
                               Financial Officer
----------------------------   (Principal Financial and
Jeffrey A. Paolucci            Accounting Officer)              March 20, 2003

                CERTIFICATIONS PURSUANT TO RULE 13a-14 UNDER THE
                   SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

I, F. R. Saunders, Jr., Chief Executive Officer, certify that:

1. I have reviewed this Form 10-KSB of First Reliance Bancshares, Inc. (the "Report");

2. Based on my knowledge, this Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Report;

3. Based on my knowledge, the financial statements, and other financial information included in this Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls, and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 20, 2003


/s/ F. R. Saunders, Jr.
------------------------------------
F. R. Saunders, Jr.
President and Chief Executive Officer

                CERTIFICATIONS PURSUANT TO RULE 13a-14 UNDER THE
                   SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

I, Jeffrey A. Paolucci, Chief Financial Officer, certify that:

1. I have reviewed this Form 10-KSB of First Reliance Bancshares, Inc. (the "Report");

2. Based on my knowledge, this Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Report;

3. Based on my knowledge, the financial statements, and other financial information included in this Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls, and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 20, 2003


/s/ Jeffrey A. Paolucci
------------------------------
Jeffrey A. Paolucci
Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit Number   Exhibit
--------------   -------

     n/a Certification pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended.

     2.1 Plan of Reorganization and Exchange between First Reliance Bancshares, Inc. and First Reliance Bank (incorporated by reference to the Registrant's current report on Form 8-K dated April 1, 2002).

     3.1 Articles of Incorporation (incorporated by reference to the Registrant's current report on Form 8-K dated April 1, 2002).

     3.2 Bylaws (incorporated by reference to the Registrant's current report on Form 8-K dated April 1, 2002).

     4.1 See Articles of Incorporation at Exhibit 3.1 hereto and Bylaws at Exhibit 3.2 hereto.

    10.1(a) Executive Employment Agreement dated August 21, 2001 - F. R. Saunders, Jr. (incorporated by reference to Exhibit 10.4 to the Registrant's quarterly report on Form 10-QSB for the quarter ended March 31, 2002).

    10.1(b) Amendment 1 to Executive Employment Agreement dated June 1, 2002 - F. R. Saunders, Jr. (incorporated by reference to
                 Exhibit 10.5(b) to the Registrant's quarterly report On Form 10-QSB for the quarter ended June 30, 2002).

    10.2(a) Executive Employment Agreement dated August 21, 2001- A. Dale Porter (incorporated by reference to Exhibit 10.5 to the Registrant's quarterly report on Form 10-QSB for the quarter ended March 31, 2002).

    10.2(b) Amendment 1 to Executive Employment Agreement dated June 1, 2002 - A. Dale Porter (incorporated by reference to Exhibit 10.6(b) to the Registrant's quarterly report On Form 10-QSB for the quarter ended June 30, 2002).

    10.3(a) Executive Employment Agreement dated August 21, 2001 - Paul C. Saunders (incorporated by reference to Exhibit 10.6 to the Registrant's quarterly report on Form 10-QSB for the quarter ended March 31, 2002).

    10.3(b) Amendment 1 to Executive Employment Agreement dated June 1, 2002 - Paul C. Saunders (incorporated by reference to
                 Exhibit 10.7(b) to the Registrant's quarterly report On Form 10-QSB for the quarter ended June 30, 2002).

    10.4(a) 1999 First Reliance Bank Employee Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Registrant's quarterly report on Form 10-QSB for the quarter ended March 31, 2002).

    10.4(b) Amendment No. 1 to 1999 First Reliance Bank Employee Stock Option Plan (incorporated by reference to Exhibit 10.2 to the Registrant's quarterly report on Form 10-QSB for the quarter ended March 31, 2002).

    10.4(c) Amendment No. 2 to 1999 First Reliance Bank Employee Stock Option Plan (incorporated by reference to Exhibit 10.3 to the Registrant's quarterly report on Form 10-QSB for the quarter ended June 30, 2002).

    10.5         Employment Agreement dated September 27, 2002 - Jeffrey A.
                 Paolucci.

    13.1 First Reliance Bancshares, Inc. 2002 Annual Report to Shareholders. Except with respect to those portions specifically incorporated by reference into this Report, the Company's 2002 Annual Report to Shareholders is not deemed to be filed as part of this Report.

    21.1         Subsidiaries of First Reliance Bancshares, Inc.

    24.1 Power of Attorney (appears on the signature pages to this Annual Report on Form 10-KSB).

    99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.