Form 10QSB
period 2003-03-31
FIRST RELIANCE BANCSHARES INC
filed 2003-05-14
CIK 1172102

                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                  FORM 10-QSB

(Mark One)

  [X]              QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2003

                                       OR

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

       1,458,830 shares of common stock, par value $0.01 per share, as of
                                 April 30, 2003

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                         FIRST RELIANCE BANCSHARES, INC.

                                      INDEX

                                                                                                           Page No.
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

        Condensed Consolidated Balance Sheets - March 31, 2003 and December 31, 2002..............................3

        Condensed Consolidated Statements of Income - Three months ended March 31, 2003 and 2002..................4

        Condensed Consolidated Statements of Shareholders' Equity and Comprehensive Income -
          Three months ended March 31, 2003 and 2002..............................................................5

        Condensed Consolidated Statements of Cash Flows - Three months ended March 31, 2003 and 2002..............6

        Notes to Condensed Consolidated Financial Statements....................................................7-9

Item 2. Management's Discussion and Analysis or Plan of Operation.............................................10-16

Item 3. Controls and Procedures..................................................................................17

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.......................................................................................18

Item 2.  Changes in Securities and Use of Proceeds...............................................................18

Item 3.  Defaults Upon Senior Securities.........................................................................18

Item 4.  Submission of Matters to a Vote of Securities Holders...................................................18

Item 5.  Other Information.......................................................................................18

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits.............................................................................................19

        (b) Reports on Form 8-K..................................................................................20

                         FIRST RELIANCE BANCSHARES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                          MARCH 31,           DECEMBER 31,
                                                                           2003                  2002
                                                                      ---------------       ---------------
                                                                         (Unaudited)
ASSETS
   Cash and cash equivalents:
     Cash and due from banks                                          $     2,917,993       $     3,789,927
     Federal funds sold                                                             -             2,856,000
                                                                      ---------------       ---------------
         Total cash and cash equivalents                                    2,917,993             6,645,927
                                                                      ---------------       ---------------
   Securities available-for-sale                                           22,119,028            23,448,775
   Nonmarketable equity securities                                            370,200               250,000
                                                                      ---------------       ---------------
         Total investment securities                                       22,489,228            23,698,775
   Loans receivable                                                        88,880,309            81,558,827
     Less allowance for loan losses                                        (1,166,948)           (1,137,337)
                                                                      ---------------       ---------------
         Loans, net                                                        87,713,361            80,421,490
                                                                      ---------------       ---------------
   Premises and equipment, net                                              5,204,265             3,993,363
   Accrued interest receivable                                                630,152               698,590
   Other real estate owned                                                    139,142               120,872
   Other assets                                                               222,372               497,574
                                                                      ---------------       ---------------
         Total assets                                                 $   119,316,513       $   116,076,591
                                                                      ===============       ===============
LIABILITIES AND SHAREHOLDERS' EQUITY
   Liabilities
     Deposits
       Noninterest-bearing transaction accounts                       $    16,598,665       $    16,470,767
       Interest-bearing transaction accounts                               18,936,055            16,489,757
       Savings                                                             15,317,821            15,492,740
       Time deposits $100,000 and over                                     22,205,285            21,525,185
       Other time deposits                                                 28,978,379            30,344,632
                                                                      ---------------       ---------------
         Total deposits                                                   102,036,205           100,323,081
                                                                      ---------------       ---------------
   Securities sold under agreement to repurchase                            3,325,602             1,881,750
   Advances from Federal Home Loan Bank                                     4,500,000             4,500,000
   Accrued interest payable                                                   433,977               376,961
   Other liabilities                                                          258,801               350,621
                                                                      ---------------       ---------------
         Total liabilities                                                110,554,585           107,432,413
                                                                      ---------------       ---------------
SHAREHOLDERS' EQUITY
   Common stock, $0.01 par value; 5,000,000 shares authorized,
    1,458,830 shares and 1,448,830 shares issued and outstanding
    at March 31, 2003 and December 31, 2002, respectively                      14,588                14,488
   Capital Surplus                                                          7,054,809             7,091,562
   Retained earnings                                                        1,615,539             1,309,803
   Accumulated other comprehensive income (loss)                               76,992               228,325
                                                                      ---------------       ---------------
         Total shareholders' equity                                         8,761,928             8,644,178
                                                                      ---------------       ---------------
         Total liabilities and shareholders' equity                   $   119,316,513       $   116,076,591
                                                                      ===============       ===============

           See notes to condensed consolidated financial statements.

                         FIRST RELIANCE BANCSHARES, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                       THREE MONTHS ENDED
                                                                            MARCH 31,
                                                              -------------------------------------
                                                                   2003                  2002
                                                              ---------------       ---------------
INTEREST INCOME
   Loans, including fees                                      $     1,601,233       $     1,401,654
   Investment securities
     Taxable                                                          143,374               160,269
     Nontaxable                                                        97,016                41,303
   Federal funds sold and other                                         9,197                21,851
                                                              ---------------       ---------------
         Total                                                      1,850,820             1,625,077
                                                              ---------------       ---------------
INTEREST EXPENSE
   Time deposits $100,000 and over                                    166,325               178,024
   Other deposits                                                     346,044               390,532
   Advances from Federal Home Loan Bank                                39,421                19,680
   Federal funds purchased and securities sold
     under agreements to repurchase                                     3,202                 5,541
                                                              ---------------       ---------------
         Total                                                        554,992               593,777
                                                              ---------------       ---------------
Net interest income                                                 1,295,828             1,031,300
Provision for loan losses                                              65,000                90,400
                                                              ---------------       ---------------
Net interest income after provision for loan losses                 1,230,828               940,900
                                                              ---------------       ---------------
NONINTEREST INCOME
   Residential mortgage origination fees                              204,878               163,894
   Service charges on deposit accounts                                216,519               119,155
   Securities and insurance brokerage commissions                      11,574                32,220
   Credit life insurance commissions                                   15,038                 7,605
   Other charges, commissions and fees                                 48,558                19,946
                                                              ---------------       ---------------
         Total                                                        496,567               342,820
                                                              ---------------       ---------------
NONINTEREST EXPENSES
   Salaries and benefits                                              743,660               583,726
   Occupancy expense                                                   43,693                24,906
   Furniture and equipment expense                                     51,547                56,661
   Loss on sale of other real estate                                        -                 7,334
   Other operating expenses                                           458,652               326,435
                                                              ---------------       ---------------
         Total                                                      1,297,552               999,062
                                                              ---------------       ---------------
Income before taxes                                                   429,843               284,658
Income tax provision                                                  124,107                94,723
                                                              ---------------       ---------------
Net income                                                    $       305,736       $       189,935
                                                              ===============       ===============
Basic earnings per share                                      $           .21       $          0.13
Diluted earnings per share                                    $           .20       $          0.13

            See notes to condensed consolidated financial statements

                         FIRST RELIANCE BANCSHARES, INC.

          CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND
                              COMPREHENSIVE INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (Unaudited)

                                                                                         ACCUMULATED
                                       COMMON STOCK                                         OTHER
                                 -------------------------   CAPITAL       RETAINED     COMPREHENSIVE
                                   SHARES        AMOUNT      SURPLUS       EARNINGS         INCOME         TOTAL
                                 -----------   ----------  -----------   -------------  --------------  ------------
Balance,
  December 31, 2001                1,448,044   $    11,488 $ 7,167,775   $     415,500  $       63,244  $  7,658,007

Net income                                                                     189,935                       189,935

Other comprehensive loss,
  net of tax benefit of $77,959                                                                (86,384)      (86,384)
                                                                                                        ------------

Comprehensive income                                                                                         103,551

Exercise of stock options                300         3,000                                                     3,000
                                 -----------   ----------- -----------   -------------  --------------  ------------

Balance,
  March 31, 2002                   1,448,344   $    14,488 $ 7,167,775   $     605,435  $      (23,140) $  7,764,558
                                 ===========   =========== ===========   =============  ==============  ============

Balance,
  December 31, 2002                1,448,830        14,488   7,091,562       1,309,803         228,325     8,644,178

Net income                                                                     305,736                       305,736

Other comprehensive income,
  net of tax benefit of $ 40,134                                                              (151,333)     (151,333)
                                                                                                        ------------

Comprehensive income                                                                                         154,403
                                                                                                        ------------

Stock issuance costs                                           (86,653)                                      (86,653)

Exercise of stock options             10,000           100      49,900                                        50,000
                                 -----------   ----------- -----------   -------------  --------------  ------------
Balance,
  March 31, 2003                   1,458,830   $    14,588 $ 7,054,809   $   1,615,539  $       76,992  $  8,761,928
                                 ===========   =========== ===========   =============  ==============  ============

                  See notes to condensed financial statements.

                         FIRST RELIANCE BANCSHARES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                          THREE MONTHS ENDED
                                                                                               MARCH 31,
                                                                                 -------------------------------------
                                                                                      2003                 2002
                                                                                 ---------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                     $       305,736     $         189,935
  Adjustments to reconcile net income to net cash provided
   by operating activities:
    Provision for loan losses                                                             65,000                90,400
    Depreciation and amortization expense                                                 59,726                66,314
    Accretion and premium amortization                                                    42,547                13,113
    Deferred income tax provision                                                          3,058                 4,791
    Losses on sales of other real estate                                                       -                 7,334
    Decrease in interest receivable                                                       68,438                51,170
    Increase (decrease) in interest payable                                               57,016                (4,378)
    Decrease (increase) in other assets                                                  116,937               (18,885)
    Decrease in other liabilities                                                        (91,821)             (193,666)
                                                                                 ---------------     -----------------
      Net cash provided by operating activities                                          626,637               206,128
                                                                                 ---------------     -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net increase in loans made to customers                                             (7,375,141)           (4,729,681)
  Purchases of securities available-for-sale                                                   -            (1,411,165)
  Maturities of securities available-for-sale                                          1,273,460             1,334,021
  Purchase of securities held-to-maturity                                                      -                     -
  Purchase of Federal Home Loan Bank stock                                              (120,200)               (7,600)
  Proceeds on sales of other real estate                                                       -                79,654
  Purchases of premises and equipment
                                                                                      (1,253,014)              (50,059)
                                                                                 ---------------     -----------------
    Net cash used by investing activities                                             (7,474,895)           (4,784,830)
                                                                                 ---------------     -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in demand deposits, interest-bearing transaction
   accounts and savings accounts                                                       2,399,277             5,040,927
  Net increase (decrease) in certificates of deposit and other time deposits            (686,153)            2,568,348
  Net increase (decrease) in securities sold under agreements to repurchase            1,443,852              (390,244)
  Advances from the Federal Home Loan Bank                                                     -             3,000,000
  Proceeds from the exercise of stock options                                            (36,652)                3,000
                                                                                 ---------------     -----------------
    Net cash provided by financing activities                                          3,120,324            10,222,031
                                                                                 ---------------     -----------------

Net increase (decrease) in cash and cash equivalents                                  (3,727,934)            5,643,329

Cash and cash equivalents, beginning                                                   6,645,927             3,044,594
                                                                                 ---------------     -----------------

Cash and cash equivalents, end                                                   $     2,917,993     $       8,687,923
                                                                                 ===============     =================

Cash paid during the period for:
Income taxes                                                                     $             -     $         198,667
Interest                                                                         $       497,976     $         598,155

           See notes to condensed consolidated financial statements.

                         FIRST RELIANCE BANCSHARES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit certain disclosures, which would appear in audited annual financial statements. The financial statements as of March 31, 2003 and for the interim periods ended March 31, 2003 and 2002 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. The financial information as of December 31, 2002 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in First Reliance Bancshares, Inc.'s 2002 audited financial statements in Form 10-KSB.

NOTE 2 - STOCK-BASED COMPENSATION

The Company has a stock-based employee compensation plan which is accounted for under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all stock options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share as if we had applied the fair value recognition provisions of Financial Accounting Standards Board ("FASB") SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                       THREE MONTHS ENDED MARCH 31,
                                                    ---------------------------------
                                                        2003                 2002
                                                    -------------       -------------
Net income, as reported                             $     305,736       $     189,935
Deduct: Total stock-based employee
  compensation expense determined
  under fair value based method
  for all awards, net of related tax effects               13,690              22,282
                                                    -------------       -------------

Pro forma net income                                $     292,046       $     167,653
                                                    =============       =============

Earnings per share:
  Basic - as reported                               $        0.21       $        0.13
                                                    =============       =============
  Basic - pro forma                                 $        0.20       $        0.12
                                                    =============       =============

  Diluted - as reported                             $        0.20       $        0.13
                                                    =============       =============
  Diluted - pro forma                               $        0.19       $        0.11
                                                    =============       =============

                         FIRST RELIANCE BANCSHARES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - EARNINGS PER SHARE

A reconciliation of the numerators and denominators used to calculate basic and diluted earnings per share for the three month periods ended March 31, 2003 and 2002 are as follows:

                                                                          Three Months Ended March 31, 2003
                                                                   -----------------------------------------------
                                                                       Income          Shares          Per Share
                                                                    (Numerator)    (Denominator)        Amount
                                                                   --------------  ---------------  --------------
Basic earnings per share                                           $      305,736        1,458,830  $         0.21
                                                                                                    ==============
Income available to common shareholders
Effect of dilutive securities                                                   -           67,533
                                                                   --------------  ---------------
Stock options
Diluted earnings per share                                         $      305,736        1,526,363  $         0.20
                                                                   ==============  ===============  ==============
Income available to common shareholders
 plus assumed conversions

                                                                          Three Months Ended March 31, 2002
                                                                   -----------------------------------------------
                                                                       Income          Shares         Per Share
                                                                    (Numerator)    (Denominator)       Amount
                                                                   --------------  ---------------  --------------
Basic earnings per share                                           $      189,935        1,448,344  $         0.13
                                                                                                    ==============
Income available to common shareholders

Effect of dilutive securities                                                   -          27,164
                                                                   --------------  --------------
Stock options

Diluted earnings per share                                         $      189,935        1,475,508  $         0.13
                                                                   ==============  ===============  ==============
Income available to common shareholders
 plus assumed conversions

                         FIRST RELIANCE BANCSHARES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - COMPREHENSIVE INCOME

Comprehensive income includes net income and other comprehensive income, which is defined as nonowner related transactions in equity. The following table sets forth the amounts of other comprehensive income included in equity along with the related tax effect.

                                                                   Pre-tax                             Net-of-tax
                                                                   Amount             Benefit            Amount
                                                              ----------------    ---------------   ----------------
FOR THE THREE MONTHS ENDED MARCH 31, 2003:

Unrealized gains (losses) on available-for-sale securities:
Unrealized holding gains (losses) arising during the period   $       (229,292)   $        77,959   $       (151,333)
Plus: reclassification adjustment for (gains) losses
 realized in net income                                                      -                  -                  -
                                                              ----------------    ---------------   ----------------
Net unrealized gains (losses) on securities                           (229,292)            77,959           (151,333)
                                                              ----------------    ---------------   ----------------

Other comprehensive income (loss)                             $       (229,292)   $        77,959   $       (151,333)
                                                              ================    ===============   ================

                                                                   Pre-tax                             Net-of-tax
                                                                   Amount             Benefit            Amount
                                                              ----------------    ---------------    ---------------
FOR THE THREE MONTHS ENDED MARCH 31, 2002:
Unrealized gains (losses) on available-for-sale securities:
Unrealized holding gains (losses) arising during the period   $       (126,518)   $        40,134   $        (86,384)
Plus: reclassification adjustment for (gains) losses
 realized in net income                                                      -                  -                  -
                                                              ----------------    ---------------   ----------------
Net unrealized gains (losses) on securities                           (126,518)            40,134            (86,384)
                                                              ----------------    ---------------   ----------------

Other comprehensive income (loss)                             $       (126,518)   $        40,134   $        (86,384)
                                                              ================    ===============   ================

Accumulated other comprehensive income (loss) consists solely of the unrealized gain (loss) on securities available-for-sale, net of the deferred tax effects.

NOTE 5 - ADVANCES FROM THE FEDERAL HOME LOAN BANK

Advances from the Federal Home Loan Bank of Atlanta were $4,500,000 as of March 31, 2003. Of this amount, the following have scheduled maturities greater than one year:

          MATURING ON                         INTEREST RATE                       PRINCIPAL
     ----------------------        -----------------------------------         ---------------
           07/01/04                3.460%                                      $       500,000
           01/16/05                2.240%                                              500,000
           07/01/05                4.120%                                              500,000
           01/17/12                3.825% - fixed, callable 01/17/05                 1,000,000
           07/05/12                4.080%                                            1,000,000
                                                                               ---------------

                                                                               $     3,500,000
                                                                               ===============

NOTE 6 - STOCK OFFERING

On November 12, 2002, the Company commenced a stock offering whereby a minimum of 125,000 shares and a maximum of 1,250,000 shares of common stock were offered to fund continued expansion through First Reliance Bank. The offering price is $8.00 per share. This is a best efforts offering we are conducting without an underwriter. At March 31, 2003, the Company had sold 736,698 shares and maintained the proceeds of this sale in an escrow account. Total proceeds in the escrow account were $5,893,584 at March 31, 2003.

                         FIRST RELIANCE BANCSHARES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion of financial condition as of March 31, 2003 compared to December 31, 2001, and the results of operations for the three months ended March 31, 2003 compared to the three months ended March 31, 2002 should be read in conjunction with the condensed financial statements and accompanying footnotes appearing in this report.

ADVISORY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this report on Form 10-QSB that are not historical facts are forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. We caution readers of this report that such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of us to be materially different from those expressed or implied by such forward-looking statements. Although we believe that our expectations of future performance is based on reasonable assumptions within the bounds of our knowledge of our business and operations, there can be no assurance that actual results will not differ materially from our expectations.

Factors which could cause actual results to differ from expectations include, among other things:

     . the challenges, costs and complications associated with the continued development of our branches;
     . the potential that loan charge-offs may exceed the allowance for loan losses or that such allowance will be increased as a result of factors beyond the control of us;
     .    our dependence on senior management;
     . competition from existing financial institutions operating in our market areas as well as the entry into such areas of new competitors with greater resources, broader branch networks and more comprehensive services;
     . adverse conditions in the stock market, the public debt market, and other capital markets (including changes in interest rate conditions);
     .    changes  in  deposit  rates,  the net  interest  margin,  and  funding sources;
     .    inflation, interest rate, market, and monetary fluctuations;
     . risks inherent in making loans including repayment risks and value of collateral;
     . the strength of the United States economy in general and the strength of the local economies in which we conduct operations may be different than expected resulting in, among other things, a deterioration in credit quality or a reduced demand for credit, including the resultant effect on our loan portfolio and allowance for loan losses;
     .    fluctuations in consumer spending and saving habits;
     .    the demand for our products and services;
     .    technological changes;
     . the challenges and uncertainties in the implementation of our expansion and development strategies;
     .    the ability to increase market share;
     .    the adequacy of expense projections and estimates of impairment loss;
     . the impact of changes in accounting policies by the Securities and Exchange Commission;
     .    unanticipated regulatory or judicial proceedings;
     . the potential negative effects of future legislation affecting financial institutions (including without limitation laws concerning taxes, banking, securities, and insurance);
     . the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System;
     . the timely development and acceptance of products and services, including products and services offered through alternative delivery channels such as the Internet;
     . the impact on our business, as well as on the risks set forth above, of various domestic or international military or terrorist activities or conflicts;
     . other factors described in this report and in other reports we have filed with the Securities and Exchange Commission; and
     .    our success at managing the risks involved in the foregoing.

Forward-looking statements speak only as of the date on which they are made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made to reflect the occurrence of unanticipated events.

                         FIRST RELIANCE BANCSHARES, INC.

CRITICAL ACCOUNTING POLICIES

We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements. Our significant accounting policies are described in the notes to the consolidated financial statements at December 31, 2002 as filed on our annual report on Form 10-KSB. Certain accounting policies involve significant judgments and assumptions by us which have a material impact on the carrying value of certain assets and liabilities. We consider these accounting policies to be critical accounting policies. The judgments and assumptions we use are based on the historical experience and other factors, which we believe to be reasonable under the circumstances. Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates which could have a major impact on our carrying values of assets and liabilities and our results of operations.

We believe the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in preparation of our consolidated financial statements. Refer to the portion of this discussion that addresses our allowance for loan losses for description of our processes and methodology for determining our allowance for loan losses.

REGULATORY MATTERS

We are not aware of any current recommendations by regulatory authorities which, if they were to be implemented, would have a material effect on liquidity, capital resources or operations.

RESULTS OF OPERATIONS

NET INTEREST INCOME

For the three months ended March 31, 2003, net interest income increased $264,528 or 25.65%, over the same period in 2002. Interest income from loans, including fees, increased $199,579, or 14.24%, from the three months ended March 31, 2002 to the comparable period in 2003 and is primarily due to an increase on our loan portfolio. Interest expense for the three months ended March 31, 2003 was $554,992 compared to $593,777 for the same period in 2002. Although there was an increase in interest-bearing deposits between the two periods of $2,446,298, interest expense decreased $38,785, or 6.54%, as a result of declining interest rates. The net interest margin realized on earning assets was 4.79% for the three months ended March 31, 2003, as compared to 4.93% for the three months ended March 31, 2002. The interest rate spread was 4.37% for the three months ended March 31, 2003 as compared to 4.40% for the three months ended March 31, 2002.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

The provision for loan losses is the charge to operating earnings that we feel is necessary to maintain the allowance for loan losses at an adequate level. For the three months ended March 31, 2003, the provision for loan losses was $65,000. For the three months ended March 31, 2002, the provision for loan losses was $90,400. Based on present information, we believe the allowance for loan losses was adequate at March 31, 2003 to meet presently known and inherent risks in the loan portfolio. The allowance for loan losses was 1.31% and 1.39% of total loans at March 31, 2002 and 2003, respectively. There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. The Bank maintains an allowance for loan losses based on, among other things, historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. The allowance is based upon a number of assumptions about future events, which management believes to be reasonable, but which may not prove to be accurate. Thus, there is a risk that charge-offs in future periods could exceed the allowance for loan losses or that substantial additional increases in the allowance for loan losses could be required. Additions to the allowance for loan losses would result in a decrease in net income and, possibly, in capital.

                         FIRST RELIANCE BANCSHARES, INC.

NONINTEREST INCOME

Noninterest income during the three months ended March 31, 2003 was $496,567, an increase of $153,747, or 44.85%, from the comparable period in 2002. The increase is primarily a result of an increase in residential mortgage origination fees from $163,894 for the three months ended March 31, 2002 to $204,878 for the three months ended March 31, 2003. Low interest rates continued to support the demand for home mortgage refinancings between the two periods. Service charges on deposit accounts increased $97,364 or 81.71% to $216,519 for the three months ended March 31, 2003, as compared to the same period in 2002. This was the result of increased deposits between the two periods.

NONINTEREST EXPENSE

Total noninterest expense for the three months ended March 31, 2003 was $1,297,552, or 29.88%, higher than the three months ended March 31, 2002. The primary reason was the $159,934 increase in salaries and employee benefits over the two periods as the Bank continued to hire employees in order to meet its growth of operations. In addition, other operating expenses increased $132,217, or 40.50%, for the three months ending March 31, 2003 as compared to the three months ending March 31, 2002. This increase is also primarily a result of additional expenses associated with the growth of the Bank.

INCOME TAXES

The income tax provision for the three months ended March 31, 2003 and for the three months ended March 31, 2002 was $124,107 and $94,723, respectively. The provision was based on an effective tax rate of 29% and 33% for the three months ended March 31, 2003 and for the three months ended March 31, 2002, respectively.

NET INCOME

The combination of the above factors resulted in net income, after income taxes provisions, for the three months ended March 31, 2003 and for the three months ended March 31, 2002 of $305,736 and $189,935, respectively. Net income before taxes for the two periods was $429,843 and $284,658, respectively. The net income results for both periods is primarily due to significant increases in loan volume and decreases in rates paid on deposit accounts during each respective period.

ASSETS AND LIABILITIES

During the first three months of 2003, total assets increased $3,239,922, or 2.79%, when compared to December 31, 2002. The primary source of growth in assets was the increase in loans receivable. Loans increased from $81,558,827 at December 31, 2002 to $88,880,309 at March 31, 2003. Total deposits increased $1,713,124 or 1.71%, over total deposits at December 31, 2002 to $102,036,205 at
March 31, 2003. The largest increase in deposits was in interest-bearing transaction accounts, which increased $2,446,298, or 14.84%, to $18,936,055 at March 31, 2003.

INVESTMENT SECURITIES

Investment securities classified as available for sale totaled $22,119,028 at March 31, 2003. This total represents a decrease of $1,329,747, or 5.67%, since December 31, 2002. The Bank also purchased an additional $120,200 of Federal Home Loan Bank stock during the quarter that brought the balance of nonmarketable equity securities to $370,200 at March 31, 2003.

                         FIRST RELIANCE BANCSHARES, INC.

LOANS

Net loans increased $7,291,871, or 9.1%, during the three months ended March 31, 2003. The primary reason for the significant growth is a result of the Bank's ability to compete favorably with other financial institutions in the area. Balances within the major loans receivable categories as of March 31, 2003 and December 31, 2002 are as follows:

                                                                         MARCH 31,          DECEMBER 31,
                                                                           2003                 2002
                                                                       -------------       -------------
Mortgage loans on real estate
     Residential 1-4 family                                            $  17,077,437       $  17,113,018
     Commercial                                                           22,490,760          20,632,111
     Construction                                                         11,200,029           9,799,410
     Second mortgages                                                      4,772,347           4,491,109
     Equity lines of credit                                                3,650,197           3,389,463
                                                                       -------------       -------------
       Total mortgage loans                                               59,190,770          55,425,111
                                                                       -------------       -------------
Commercial and industrial                                                 19,349,649          15,627,587
Consumer                                                                  10,177,325           9,944,293
Other, net                                                                   162,565             561,836
                                                                       -------------       -------------
       Total gross loans                                               $  88,880,309       $  81,558,827
                                                                       =============       =============

RISK ELEMENTS IN THE LOAN PORTFOLIO

The following is a summary of risk elements in the loan portfolio:

                                                                         MARCH 31,          DECEMBER 31,
                                                                           2003                 2002
                                                                       -------------       -------------
   Loans
     Nonaccrual loans                                                  $     357,438       $     292,724

       Accruing loans more than 90 days past due                             214,000             291,804

   Loans identified by the internal review mechanism
     Criticized                                                            1,142,976           1,848,666

     Classified                                                              898,457             740,367

Activity in the Allowance for Loan Losses is as follows:

                                                                                  MARCH 31,
                                                                       ---------------------------------
                                                                            2003                2002
                                                                       -------------       -------------
Balance, January 1,                                                    $   1,137,337       $   1,045,014
Provision for loan losses for the period                                      65,000              90,400
Net loans (charged-off) recovered for the period                             (35,389)            (36,114)
                                                                       -------------       -------------
Balance, end of period                                                 $   1,166,948       $   1,099,300
                                                                       =============       =============
Gross loans outstanding, end of period                                 $  88,880,309       $  69,568,758

Allowance for loan losses to loans outstanding                                  1.31%               1.58%

                        FIRST RELIANCE BANCSHARES, INC.

DEPOSITS

Total deposits increased $1,713,124, or 1.71%, from December 31, 2002. Other time deposits comprised the largest category of deposits, totaling $28,978,379 at March 31, 2003. Expressed in percentages, noninterest-bearing deposits increased .78% and all other interest-bearing deposits increased 1.89%.

Balances within the major deposit categories as of March 31, 2003 and December 31, 2002 are as follows:

                                                                       MARCH 31,          DECEMBER 31,
                                                                         2003                2002
                                                                    ---------------     ---------------
Noninterest-bearing transaction accounts                            $    16,598,665     $    16,470,767
Interest-bearing demand deposits                                         18,936,055          16,489,757
Savings deposits                                                         15,317,821          15,492,740
Time deposits $100,000 and over                                          22,205,285          21,525,185
Other time deposits                                                      28,978,379          30,344,632
                                                                    ---------------     ---------------

  Total deposits                                                    $   102,036,205     $   100,323,081
                                                                    ===============     ===============

ADVANCES FROM FEDERAL HOME LOAN BANK

Advances from the Federal Home Loan Bank of Atlanta were $4,500,000 as of March 31, 2003. Of this amount, the following have scheduled maturities greater than one year:

       MATURING ON                       INTEREST RATE                      PRINCIPAL
    ----------------          ---------------------------------          ---------------
        07/01/04              3.460%                                     $       500,000
        01/16/05              2.240%                                             500,000
        07/01/05              4.120%                                             500,000
        01/17/12              3.825% - fixed, callable 01/17/05                1,000,000
        07/05/12              4.080%                                           1,000,000
                                                                         ---------------
                                                                         $     3,500,000
                                                                         ===============

LIQUIDITY

Liquidity needs are met through scheduled maturities of loans and investments on the asset side and through pricing policies on the liability side for interest-bearing deposit accounts and advances from the Federal Home Loan Bank. The level of liquidity is measured by the loan-to-total funds ratio, which was at 80.90% at March 31, 2003 and 76.43% at December 31, 2002.

Securities available-for-sale, which totaled $22,119,028 at March 31, 2003, serve as a ready source of liquidity. We also have lines of credit available with correspondent banks to purchase federal funds for periods from one to fourteen days. At March 31, 2003, unused lines of credit totaled $3,061,000. We also have a line of credit to borrow funds from the Federal Home Loan Bank up to 10% of the Bank's total assets, which gave us the ability to borrow up to $11,931,651 as of March 31, 2003. As of March 31, 2003, we had borrowed $4,500,000 on this line.

                         FIRST RELIANCE BANCSHARES, INC.

CAPITAL RESOURCES

Total shareholders' equity increased $117,750 from December 31, 2002 to $8,761,928 at March 31, 2003. The main reason for this increase was net income, which totaled $305,736 for the three months ended March 31, 2003. In addition, costs related to the stock offering totaling $86,653 were charged against equity. Net income was negatively affected by the charge to equity as a result of the unrealized loss on securities of $151,333 for the same period.

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

The following summarizes the Bank's risk-based capital at March 31, 2003:

   Shareholders' equity                                       $     8,697,096
   Less: unrealized gain on available-for-sale securities             (76,992)
                                                              ---------------
   Tier 1 capital                                                   8,620,104

   Plus: allowance for loan losses /(1)/                            1,130,500
                                                              ---------------
   Total capital                                              $     9,750,604
                                                              ===============
   Risk-weighted assets                                       $    90,364,500
                                                              ===============
   Average total assets                                       $   117,866,500
                                                              ===============
   Risk-based capital ratios
     Tier 1 capital (to risk-weighted assets)                            9.54%

     Total capital (to risk-weighted assets)                            10.79%

     Leverage or Tier 1 capital (to total average assets)                7.31%

   /(1)/ Limited to 1.25% of gross risk-weighted assets

                        FIRST RELIANCE BANCSHARES, INC.

OFF-BALANCE SHEET RISK

Through its operations, the Bank has made contractual commitments to extend credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to the Bank's customers at predetermined interest rates for a specified period of time. At March 31, 2003 the Bank had issued commitments to extend credit of $13,316,000 and standby letters of credit of $94,000 through various types of commercial lending arrangements. Approximately $22,576,000 of these commitments to extend credit had variable rates.

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at March 31, 2003.

                                           AFTER ONE      AFTER THREE
                             WITHIN         THROUGH         THROUGH         WITHIN       GREATER
                              ONE            THREE          TWELVE           ONE           THAN
                             MONTH           MONTHS         MONTHS           YEAR        ONE YEAR        TOTAL
                          ------------    ------------    ------------    ----------    ----------    -----------
Unused commitments
 to extend credit         $        325    $        110    $      6,737    $    7,172    $    6,144    $    13,316
Standby letters
 of credit                          -               33              61            94             -             94
                          ------------    ------------    ------------    ----------    ----------    -----------
                          $        325    $        143    $      6,798    $    7,266    $    6,144    $    13,410
                          ============    ============    ============    ==========    ==========    ===========

The Bank evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on its credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.

                         FIRST RELIANCE BANCSHARES, INC.

ITEM 3.  CONTROLS AND PROCEDURES

(a) Based on their evaluation of the issuer's disclosure controls and procedures (as defined in 17 C.F.R. Sections 240.13a-14(c) and 240.15d-14(c)) as of a date within 90 days prior to the filing of this quarterly report, the issuer's chief executive officer and chief financial officer concluded that the effectiveness of such controls and procedures was adequate.

(b) There were no significant changes in the issuer's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                         FIRST RELIANCE BANCSHARES, INC.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There are no material, pending legal proceedings to which the Company or its subsidiary is a party or of which any of their property is the subject.

ITEM 2.  CHANGES IN SECURITIES

(a)  Not applicable
(b)  Not applicable
(c)  Not applicable
(d)  Not applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES

None.

ITEM 5.  OTHER INFORMATION

None.

                         FIRST RELIANCE BANCSHARES, INC.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

   Exhibit Number        Exhibit
   --------------        -------------------------------------------------------

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

        10.5             Employment Agreement dated September 27, 2002 - Jeffrey
                         A. Paolucci (incorporated by reference to Exhibit 10.5 to the Registrant's quarterly report on Form 10-KSB for the year ended December 31, 2002).

        99.1 Certification pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended.

        99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                         FIRST RELIANCE BANCSHARES, INC.

(b) Reports on Form 8-K. The following report was filed on Form 8-K during the quarter ended March 31, 2003.

The Company filed a Form 8-K on January 7, 2003 regarding the resignation of Tourville, Simpson, and Caskey, LLP as the company's certifying accountant and the engagement of Elliott Davis, LLC, certified public accountants, to audit the company's financial statements for the year ending December 31, 2002.

                         FIRST RELIANCE BANCSHARES, INC.

                                    SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            FIRST RELIANCE BANCSHARES, INC.


                               By:  /s/ F.R. SAUNDERS, JR.
                                    ---------------------------------------
                                    F.R. Saunders, Jr.
                                    President & Chief Executive Officer


Date:   May 13, 2003           By:  /s/ JEFFERY A. PAOLUCCI
                                    ---------------------------------------
                                    Jeffery A. Paolucci
                                    Senior Vice President and Chief Financial
                                    Officer