Form 10KSB/A
period 2002-12-31
FIRST RELIANCE BANCSHARES INC
filed 2003-06-02
CIK 1172102

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB
                                 Amendment No. 1


                                   (Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                     For fiscal year ended December 31, 2002

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

              For the transition period from           to
                                             ---------     ---------

                        Commission file number 000-49757

                         FIRST RELIANCE BANCSHARES, INC.
                 (Name of small business issuer in its charter)

         South Carolina                                          80-0030931
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                              Identification No.)

2170 W. Palmetto Street, Florence, South Carolina                   29501
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

PART II.......................................................................14

   ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
               MATTERS........................................................14
   ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
               RESULTS OF OPERATIONS..........................................14
   ITEM 7.  FINANCIAL STATEMENTS..............................................14
   ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
               AND FINANCIAL DISCLOSURE.......................................15

PART III......................................................................15

   ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
               COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT..............15
   ITEM 10. EXECUTIVE COMPENSATION............................................15
   ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT....15
   ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................16
   ITEM 13. EXHIBITS, LISTS AND REPORTS ON FORM 10-KSB........................16
   ITEM 14. CONTROLS AND PROCEDURES...........................................17

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

     .    Raw Land                                             65%
     .    Land Development                                     75%
     .    Commercial, multifamily and other nonresidential
             construction                                      80%
     .    One to four family residential construction          85%
             Improved property                                 85%
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

Of the loan types listed above, commercial real estate loans are generally the most risky because they are the most difficult to liquidate and often involve environmental issues that must be resolved before closing. Construction loans also involve risks due to weather delays and cost overruns.

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

                                                   Equity Compensation Plan Table
--------------------------------------------------------------------------------------------------------------------------------
                                               (a)                           (b)                               (c)
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                        Number of securities
                                                                                                  remaining available for future
                                    Number of securities to be                                         issuance under equity
                                      issued upon exercise of       Weighted-average exercise            compensation plans
                                  outstanding options, warrants   price of outstanding options,   excluding securities reflected
Plan category                              and rights                  warrants and rights                 in column (a))
--------------------------------------------------------------------------------------------------------------------------------
Equity compensation plans
   approved by security holders               234,000                       $5.21                              4,000
--------------------------------------------------------------------------------------------------------------------------------
Equity compensation plans not
   approved by security holders                   N/A                         N/A                                N/A
--------------------------------------------------------------------------------------------------------------------------------
Total                                         234,000                       $5.21                              4,000
--------------------------------------------------------------------------------------------------------------------------------

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

                                        FIRST RELIANCE BANCSHARES, INC.


                                        By:   /s/ F. R. Saunders, Jr.
                                              ----------------------------------
                                              F. R. Saunders, Jr.
                                              President and Chief
                                              Executive Officer

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

         Signature                         Title                     Date
----------------------------   ------------------------------   --------------


/s/ F. R. Saunders, Jr.        Director , President and Chief   March 20, 2003
----------------------------   Executive Officer
F. R. Saunders, Jr.            (Principal Executive Officer)


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


/s/ Nathaniel Lockhart         Director                         March 20, 2003
----------------------------
Nathaniel Lockhart


/s/ C. Dale Lusk               Director                         March 20, 2003
----------------------------
C. Dale Lusk


/s/ T. Daniel Turner           Director                         March 20, 2003
----------------------------
T. Daniel Turner


/s/ A. Joe Willis              Director                         March 20, 2003
----------------------------
A. Joe Willis


/s/ Jeffrey A. Paolucci        Senior Vice President and Chief  March 20, 2003
----------------------------   Financial Officer
Jeffrey A. Paolucci            (Principal Financial and
                               Accounting Officer)

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

    99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


    99.3         Independent Accountants Report for the year ended December
                 31, 2001