Form 10QSB
period 2003-06-30
FIRST RELIANCE BANCSHARES INC
filed 2003-08-13
CIK 1172102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the Quarterly Period Ended June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

(843) 662-8802

(Issuer’s telephone number, including area code)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

State the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

2,466,660 shares of common stock, $.01 par value, as of July 31, 2003

Transitional Small Business Disclosure Format (check one):    Yes  ☐  No  ☒

FIRST RELIANCE BANCSHARES, INC.

FIRST RELIANCE BANCSHARES, INC.

Condensed Consolidated Balance Sheets

	June 30, 2003	December 31, 2002
	(Unaudited)
Assets
Cash and cash equivalents
Cash and due from banks	$3,389,111	$3,789,927
Federal funds sold	5,990,000	2,856,000

Total cash and cash equivalents	9,379,111	6,645,927

Securities available-for-sale	26,213,749	23,448,775
Nonmarketable equity securities	528,100	250,000

Total investment securities	26,741,849	23,698,775

Loans receivable	108,104,238	81,558,827
Less allowance for loan losses	(1,323,709)	(1,137,337)

Loans, net	106,780,529	80,421,490

Premises and equipment, net	5,824,555	3,993,363
Other real estate owned	370,164	698,590
Accrued interest receivable	763,420	120,872
Other assets	816,145	497,574

Total assets	$150,675,773	$116,076,591

Liabilities and Shareholders’ Equity
Liabilities
Deposits
Noninterest-bearing transaction accounts	$17,668,735	$16,470,767
Interest-bearing transaction accounts	18,812,851	16,489,757
Savings	15,069,275	15,492,740
Time deposits $100,000 and over	36,033,854	21,525,185
Other time deposits	32,655,884	30,344,632

Total deposits	120,240,599	100,323,081

Securities sold under agreement to repurchase	2,142,272	1,881,750
Advances from Federal Home Loan Bank	9,500,000	4,500,000
Accrued interest payable	511,084	376,961
Other liabilities	840,632	350,621

Total liabilities	133,234,587	107,432,413

Shareholders’ Equity
Common stock, $.01 par value; 5,000,000 shares authorized, 2,466,660 and 1,448,830 shares issued and outstanding at June 30, 2003 and December 31, 2002, respectively	24,667	14,488
Surplus	15,106,061	7,091,562
Retained earnings	1,833,578	1,309,803
Accumulated other comprehensive income	476,880	228,325

Total shareholders’ equity	17,441,186	8,644,178

Total liabilities and shareholders’ equity	$150,675,773	$116,076,591

See notes to condensed consolidated financial statements.

FIRST RELIANCE BANCSHARES, INC.

Condensed Consolidated Statements of Income

(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2003	2002	2003	2002
Interest income:
Loans, including fees	$3,346,788	$2,853,333	$1,745,555	$1,451,679
Investment securities:
Taxable	325,041	326,201	181,667	165,932
Nontaxable	176,603	99,413	79,587	58,110
Nonmarketable equity securities	6,043	4,426	2,892	2,183
Federal funds sold and other	28,166	37,776	22,120	18,168

Total	3,882,641	3,321,149	2,031,821	1,696,072

Interest expense:
Deposits	1,052,029	1,097,506	539,660	528,950
Advances from Federal Home Loan Bank	99,583	39,637	60,162	19,957
Federal funds purchased and securities sold under agreements to repurchase	9,478	10,199	6,276	4,658

Total	1,161,090	1,147,342	606,098	553,565

Net interest income	2,721,551	2,173,807	1,425,723	1,142,507
Provision for loan losses	248,067	218,161	183,067	127,761

Net interest income after provision for loan losses	2,473,484	1,955,646	1,242,656	1,014,746

Other operating income:
Residential mortgage origination fees	440,405	307,171	235,527	143,277
Service charges on deposit accounts	449,782	252,394	233,263	133,239
Brokerage fees	19,286	46,856	7,712	14,636
Gain on sales of securities available for sale	—	12,414	—	12,414
Credit life insurance commissions	31,917	14,323	16,879	6,718
Other charges, commissions and fees	101,489	39,254	52,931	19,308

Total	1,042,879	672,412	546,312	329,592

Other operating expenses:
Salaries and employee benefits	1,546,850	1,270,653	803,190	686,927
Occupancy expense	90,004	62,589	46,311	37,683
Furniture and equipment expense	140,031	111,681	88,484	55,020
Loss on the sale of other real estate	2,279	7,334	2,279	—
Other operating expenses	1,009,748	718,090	551,096	362,939

Total	2,788,912	2,170,347	1,491,360	1,142,569

Income before income taxes	727,451	457,711	297,608	201,769
Income tax expense	203,676	129,296	79,569	45,342

Net income	$523,775	$328,415	$218,039	$156,427

Earnings per share
Basic earnings per share	$0.32	$0.23	$0.12	$0.11
Diluted earnings per share	$0.31	$0.22	$0.12	$0.10

See notes to condensed consolidated financial statements.

FIRST RELIANCE BANCSHARES, INC.

Condensed Consolidated Statement of Shareholders’ Equity and Comprehensive Income

For the six months ended June 30, 2003 and 2002

(Unaudited)

	Common Stock		Surplus	Retained Earnings	Accumulated Other Compre- hensive Income	Total
	Shares	Amount
Balance, December 31, 2001	724,115	$7,241	$7,172,022	$415,500	$63,244	$7,658,007

Net income for the period				328,415		328,415

Other comprehensive income (loss), net of tax expense of $50,696					89,934	89,934

Comprehensive income						418,349

Two for one stock split	724,415	7,244	(7,244)			—

Costs associated with stock offering			(23,884)			(23,884)

Exercise of stock options	300	3	2,997			3,000

Balance, June 30, 2002	1,448,830	$14,488	$7,143,891	$743,915	$153,178	$8,055,472

Balance, December 31, 2002	1,448,830	$14,488	$7,091,562	$1,309,803	$228,325	$8,644,178

Net income for the period				523,775		523,775

Other comprehensive income(loss), net of tax expense of $128,044					248,555	248,555

Comprehensive income						772,330

Proceeds from stock issuance	1,007,430	10,075	8,049,364			8,059,439

Costs associated with stock offering			(86,761)			(86,761)

Exercise of stock options	10,400	104	51,896			52,000

Balance, June 30, 2003	2,466,660	$24,667	$15,106,061	$1,833,578	$476,880	$17,441,186

See notes to condensed consolidated financial statements.

FIRST RELIANCE BANCSHARES, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2003	2002
Cash flows from operating activities:
Net income	$523,775	$328,415
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	248,067	218,161
Depreciation and amortization expense	186,355	144,943
Accretion and premium amortization	93,863	28,142
Deferred income tax provision	(253,523)	4,791
Gains on sale of securities available-for-sale	—	(12,414)
Losses on sales of other real estate	(2,279)	7,334
Increase in interest receivable	(64,830)	(44,619)
Increase (decrease) in interest payable	134,123	(2,155)
Increase (decrease) in other liabilities	490,011	(206,837)
(Increase) decrease in other assets	(235,698)	(67,059)

Net cash provided by operating activities	1,119,864	398,702

Cash flows from investing activities:
Net increase in loans to customers	(26,960,322)	(10,848,615)
Purchases of securities available-for-sale	(5,480,420)	(7,121,958)
Paydowns on securities available-for-sale	2,998,182	2,080,997
Proceeds on sales of securities available-for-sale	—	3,254,328
Purchases of Federal Home Loan Bank stock	(225,000)	(75,700)
Purchases of First Reliance Bank stock by the ESOP Plan	(53,100)	—
Proceeds on sales of other real estate	106,203	79,646
Purchases of premises and equipment	(1,974,941)	(413,517)

Net cash used by investing activities	(31,589,398)	(13,044,819)

Cash flows from financing activities:
Net increase in deposit accounts	19,917,518	10,494,780
Net increase in federal funds purchased	—	183,000
Net increase (decrease) in securities sold under agreements to repurchase	260,522	(587,602)
Advances from the Federal Home Loan Bank	5,000,000	3,000,000
Proceeds from stock offering	8,059,439	—
Stock issuance costs	(86,761)	(23,881)
Proceeds from the exercise of stock options	52,000	2,997

Net cash provided by financing activities	33,202,718	13,069,294

Net increase in cash and cash equivalents	2,733,184	423,177

Cash and cash equivalents, beginning of period	6,645,927	3,044,594

Cash and cash equivalents, end of period	$9,379,111	$3,467,771

Cash paid during the period for

Income taxes	$221,187	$381,167

Interest	$1,026,967	$1,149,497

See notes to condensed consolidated financial statements.

FIRST RELIANCE BANCSHARES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1—Basis of Presentation

The accompanying financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures, which would substantially duplicate those contained in the most recent annual report to shareholders. The financial statements as of June 30, 2003 and for the interim periods ended June 30, 2003 and 2002 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. The financial information as of December 31, 2002 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in First Reliance Bancshares, Inc.’s 2002 Annual Report on Form 10-KSB.

Note 2—Stock-Based Compensation

The Company has a stock-based employee compensation plan which is accounted for under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all stock options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share as if we had applied the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Six Months Ended June 30,
	2003	2002
Net income, as reported	$523,775	$328,415
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(13,690)	(44,564)

Pro forma net income	$510,085	$283,851

Earnings per share:
Basic—as reported	$0.32	$0.23

Basic—pro forma	$0.31	$0.20

Diluted—as reported	$0.31	$0.22

Diluted—pro forma	$0.30	$0.19

FIRST RELIANCE BANCSHARES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 2—Stock-Based Compensation—(continued)

	Three Months Ended March 31,
	2003	2002
Net income, as reported	$218,039	$156,427
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(13,690)	(22,282)

Pro forma net income	$204,349	$134,145

Earnings per share:
Basic—as reported	$0.12	$0.11

Basic—pro forma	$0.11	$0.09

Diluted—as reported	$0.12	$0.10

Diluted—pro forma	$0.11	$0.09

Note 3—Earnings Per Share

A reconciliation of the numerators and denominators used to calculate basic and diluted earnings per share for the three and six month periods ended June 30, 2003, and 2002 are as follows:

	Six Months Ended June 30, 2003
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per share
Income available to common shareholders	$523,775	1,624,216	$0.32

Effect of dilutive securities

Stock options	—	83,362

Diluted earnings per share
Income available to common shareholders plus assumed conversions	$523,775	1,707,578	$0.31

	Six Months Ended June 30, 2002
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per share
Income available to common shareholders	$328,415	1,448,588	$0.23

Effect of dilutive securities

Stock options	—	59,921

Diluted earnings per share
Income available to common shareholders plus assumed conversions	$328,415	1,508,509	$0.22

FIRST RELIANCE BANCSHARES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 3—Earnings Per Share—(continued)

	Three Months Ended June 30, 2003
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per share
Income available to common shareholders	$218,039	1,791,082	$0.12

Effect of dilutive securities
Stock options	—	81,332

Diluted earnings per share
Income available to common shareholders plus assumed conversions	$218,039	1,872,414	$0.12

	Three Months Ended June 30, 2002
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per share
Income available to common shareholders	$156,427	1,448,830	$0.11

Effect of dilutive securities
Stock options	—	67,944

Diluted earnings per share
Income available to common shareholders plus assumed conversions	$156,427	1,516,774	$0.10

Note 4—Comprehensive Income

Comprehensive income includes net income and other comprehensive income, which is defined as nonowner related transactions in equity. The following table sets forth the amounts of other comprehensive income included in equity along with the related tax effect for the six month and three month periods ended June 30, 2003 and 2002:

	Six Months Ended June 30, 2003
	Pre-tax Amount	(Expense) Benefit	Net-of-tax Amount
Unrealized gains (losses) on securities
Unrealized holding gains (losses) arising during the period	$376,599	$(128,044)	$248,555
Less reclassification adjustment for gains realized in net income	—	—	—

Net unrealized gains (losses) on securities	376,599	(128,044)	248,555

Other comprehensive income	$376,599	$(128,044)	$248,555

FIRST RELIANCE BANCSHARES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 4—Comprehensive Income—(continued)

	Six Months Ended June 30, 2002
	Pre-tax Amount	(Expense) Benefit	Net-of-tax Amount
Unrealized gains (losses) on securities
Unrealized holding gains (losses) arising during the period	$153,044	$(55,171)	$97,873
Less reclassification adjustment for gains realized in net income	(12,414)	4,475	(7,939)

Net unrealized gains (losses) on securities	140,630	(50,696)	89,934

Other comprehensive income	$140,630	$(50,696)	$89,934

	Three Months Ended June 30, 2003
	Pre-tax Amount	(Expense) Benefit	Net-of-tax Amount
Unrealized gains (losses) on securities
Unrealized holding gains (losses) arising during the period	$605,891	$(206,003)	$399,888
Less reclassification adjustment for gains realized in net income	—	—	—

Net unrealized gains (losses) on securities	605,891	(206,003)	399,888

Other comprehensive income	$605,891	$(206,003)	$399,888

	Three Months Ended June 30, 2002
	Pre-tax Amount	(Expense) Benefit	Net-of-tax Amount
Unrealized gains (losses) on securities
Unrealized holding gains (losses) arising during the period	$279,653	$(95,396)	$184,257
Less reclassification adjustment for gains realized in net income	(12,414)	4,475	(7,939)

Net unrealized gains (losses) on securities	267,239	(90,921)	176,318

Other comprehensive income	$267,239	$(90,921)	$176,318

FIRST RELIANCE BANCSHARES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 5—Advances from the Federal Home Loan Bank

Advances from the Federal Home Loan Bank of Atlanta were $ 9,500,000 as of June 30, 2003. Of this amount, the following have been scheduled maturities greater than one year.

Maturing on	Interest Rate	Principal
07/01/04	3.460%	$500,000
01/16/05	2.240%	500,000
04/08/05	2.040%	1,000,000
07/01/05	4.120%	500,000
04/10/06	2.600%	1,000,000
04/09/07	3.130%	1,000,000
04/08/08	3.460%	1,000,000
01/17/12	3.825%—fixed, callable 01/17/05	1,000,000
07/05/12	4.080%	1,000,000

		$7,500,000

Note 6—Shareholders’ Equity

Stock offering—The Company completed a stock offering on May 31, 2003, whereby 1,007,430 shares of the Company’s common stock were issued. The offering price was $8.00 per share, resulting in proceeds of $8,059,439. These proceeds were offset by costs to issue the stock, which totaled $86,761. The Company plans to use the proceeds to fund its growth in assets, especially loans.

FIRST RELIANCE BANCSHARES, INC.

Item 2. Management’s Discussion and Analysis or Plan of Operation

The following is a discussion of our financial condition as of June 30, 2003 compared to December 31, 2002, and the results of operations for the three and six months ended June 30, 2003 and 2002. These comments should be read in conjunction with our condensed financial statements and accompanying footnotes appearing in this report. Unless the context suggests otherwise, the use of the terms “we,” “our,” and “us” generally refer to First Reliance Bancshares, Inc. and First Reliance Bank; whereas, the term “Company” generally refers to only First Reliance Bancshares, Inc. and the term “Bank” refers to only First Reliance Bank.

Advisory Note Regarding Forward-Looking Statements

The statements contained in this report on Form 10-QSB that are not historical facts are “forward-looking statements” subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The words “expect,” “estimate,” “anticipate,” and “believe,” as well as similar expressions, are intended to identify forward-looking statements. We caution readers of this report that such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of us to be materially different from those expressed or implied by such forward-looking statements. Although we believe that our expectations of future performance is based on reasonable assumptions within the bounds of our knowledge of our business and operations, there can be no assurance that actual results will not differ materially from our expectations. Accordingly, our actual results may differ materially from the results discussed in the forward-looking statements, and our operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in our filings with the Securities and Exchange Commission.

Factors which could cause actual results to differ from expectations include, among other things:

•	the challenges, costs and complications associated with the continued development of our branches;

•	the potential that loan charge-offs may exceed the allowance for loan losses or that such allowance will be increased as a result of factors beyond the control of us;

•	our dependence on senior management;

•	competition from existing financial institutions operating in our market areas as well as the entry into such areas of new competitors with greater resources, broader branch networks and more comprehensive services;

•	adverse conditions in the stock market, the public debt market, and other capital markets (including changes in interest rate conditions);

•	changes in deposit rates, the net interest margin, and funding sources;

•	inflation, interest rate, market, and monetary fluctuations;

•	risks inherent in making loans including repayment risks and value of collateral;

•	the strength of the United States economy in general and the strength of the local economies in which we conduct operations may be different than expected resulting in, among other things, a deterioration in credit quality or a reduced demand for credit, including the resultant effect on our loan portfolio and allowance for loan losses;

•	fluctuations in consumer spending and saving habits;

•	the demand for our products and services;

•	technological changes;

•	the challenges and uncertainties in the implementation of our expansion and development strategies;

•	the ability to increase market share;

•	the adequacy of expense projections and estimates of impairment loss;

•	the impact of changes in accounting policies by the Securities and Exchange Commission;

•	unanticipated regulatory or judicial proceedings;

•	the potential negative effects of future legislation affecting financial institutions (including without limitation laws concerning taxes, banking, securities, and insurance);

•	the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System;

•	the timely development and acceptance of products and services, including products and services offered through alternative delivery channels such as the Internet;

•	the impact on our business, as well as on the risks set forth above, of various domestic or international military or terrorist

•	activities or conflicts;

•	other factors described in this report and in other reports we have filed with the Securities and Exchange Commission; and

•	our success at managing the risks involved in the foregoing.

FIRST RELIANCE BANCSHARES, INC.

Item 2. Management’s Discussion and Analysis or Plan of Operation—(continued)

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

Recently issued accounting standards

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-based Compensation—Transition and Disclosure,” an amendment of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and Accounting Pronouncement Board (“APB”) Opinion No. 28, “Interim Financial Reporting,” to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS No. 148 does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB Opinion No. 25. The provisions of SFAS No. 148 are effective for annual financial statements for fiscal years ending after December 15, 2003, and for financial reports containing condensed financial statements for interim period beginning after December 15, 2002. We have adopted the disclosure provisions of SFAS No. 148, which had no impact on our financial condition or operating results.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and loan commitments that relate to the origination of mortgage loans held for sale, and for hedging activities under SFAS No. 133. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 will not have a material impact on our financial condition or operating results.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 is generally effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on our financial condition or operating results.

FIRST RELIANCE BANCSHARES, INC.

Item 2. Management’s Discussion and Analysis or Plan of Operation—(continued)

Recently issued accounting standards—(continued)

In June 2003, the American Institute of Certified Public Accountants (AICPA) issued an exposure draft of a proposed Statement of Position (SOP), Allowance for Credit Losses. The proposed SOP addresses the recognition and measurement by creditors of the allowance for credit losses related to all loans, as that term is defined in SFAS No. 114, Accounting by Creditors for Impairment of a Loan. The proposed SOP provides that the allowance for credit losses reported on a creditor’s balance sheet should consist only of (1) a component for individual loan impairment recognized and measured pursuant to FASB Statement No. 114 and (2) one or more components of collective loan impairment recognized pursuant to FASB Statement No. 5, Accounting for Contingencies, and measured in accordance with the guidance in the proposed SOP. The provisions of the proposed SOP would be effective for financial statements for fiscal years beginning after December 15, 2003, with earlier application permitted. The effect of initially applying the provisions of the proposed SOP would be reported as a change in accounting estimate. Comments on the exposure draft are due by September 19, 2003. We have not determined the effect on our financial condition or operating results related to the adoption of this proposed SOP, but such effect would most likely be material.

Regulatory Matters

We are not aware of any current recommendations by regulatory authorities, which, if they were to be implemented, would have a material effect on liquidity, capital resources, or operations.

Results of Operations

Net Interest Income

For the six months ended June 30, 2003, net interest income, the major component of our net income, was $2,721,551, compared to $2,173,807 for the same period of 2002, an increase of $547,744. For the three months ended June 30, 2003, net interest income was $1,425,723, compared to $1,142,507 for the comparable period of 2002. The improvements in the 2003 periods were primarily attributable to increases in average earning assets and decreases on rates paid for deposits. The average rate realized on interest-earning assets decreased to 6.42% from 7.54%; however, average earning assets increased from $88,880,636 for the six months ended June 30, 2002 to $116,701,970 for the six months ended June 30, 2003. The average rate paid on interest-bearing liabilities decreased to 2.38% from 3.11% for the six month periods ended June 30, 2003 and 2002, respectively.

The net interest spread and net interest margin were 4.14% and 4.07%, respectively, for the six-month period ended June 30, 2003, compared to 4.43% and 4.93% for the six month period ended June 30, 2002. For the quarter ended June 30, 2003, the net interest spread and net interest margin were 3.91% and 3.92%, respectively as compared to 4.45% and 4.94%, respectively for the quarter ended June 30, 2002.

Provision and Allowance for Loan Losses

The provision for loan losses is the charge to operating earnings that management feels is necessary to maintain the allowance for loan losses at an adequate level. For the six months ended June 30, 2003 and 2002, the provision was $248,067 and $218,161, respectively. For the three months ended June 30, 2003 and 2002, the provision for loan losses was $183,067 and $127,761, respectively. Nonperforming loans totaled $187,640 at June 30, 2003 and $358,594 at June 30, 2002. Classified loans increased from $512,172 at June 30, 2002 to $1,133,361 at June 30, 2003. Based on present information, management believes the allowance for loan losses is adequate at June 30, 2003 to meet presently known and inherent risks in the loan portfolio. The allowance for loan losses is 1.22% of total loans at June 30, 2003. There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. We maintain an allowance for loan losses based on, among other things, historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. Management’s judgment about the adequacy of the allowance is based upon a number of assumptions about future events, which it believes to be reasonable, but which may not prove to be accurate. Thus, there is a risk that charge-offs in future periods could exceed the allowance for loan losses or that substantial additional increases in the allowance for loan losses could be required. Additions to the allowance for loan losses would result in a decrease of our net income and, possibly, our capital.

FIRST RELIANCE BANCSHARES, INC.

Item 2. Management’s Discussion and Analysis or Plan of Operation—(continued)

Risk Elements in the Loan Portfolio

The following is a summary of risk elements in the loan portfolio:

	June 30, 2003	December 31, 2002
Loans:
Nonaccrual loans	$—	$—
Accruing loans more than 90 days past due	187,640	941

	$187,640	$941

Activity in the allowance for loan losses is as follows:

	June 30,
	2003	2002
Balance, January 1,	$1,137,337	$1,045,014
Provision for loan losses for the period	248,067	218,161
Net loans (charged-off) recovered for the period	(61,695)	(137,436)

Balance, end of period	$1,323,709	$1,125,739

Gross loans outstanding, end of period	$108,104,238	$75,517,170

Allowance for loan losses to loans outstanding	1.22%	1.49%

Noninterest Income

Total noninterest income for the six months ended June 30, 2003 was $1,042,879, an increase of $370,467 compared to $672,412 for the six months ended June 30, 2002. Total noninterest income for the quarter ended June 30, 2003 was $546,312, an increase of $216,720, or 65.75%, from $329,592 in the second quarter of 2002.

Service charge income increased $197,388 from the six months ended June 30, 2002 to the six months ended June 30, 2003 and $100,024 from the three months ended June 30, 2002 to the three months June 30, 2003. These increases were the result of increases in all categories of deposit accounts. Residential mortgage origination fees increased from $307,171 to $440,405 for the six months ended June 30, 2003, compared to the six months ended June 30, 2002 and increased from $143,277 to $235,527 for the three months ended June 30, 2003, compared to the three months ended June 30, 2002. Mortgage originations have increased as rates have dropped and more customers are refinancing their mortgages. Other charges, commissions and fees increased $62,235 to $101,489 for the six months ended June 30, 2003 when compared to the same period in 2002. This increase is due to several factors including increased fees from ATM and debit cards, wire transfer fees and rental income from a nearby building purchased and subsequently leased.

Noninterest Expense

Total noninterest expense for the first six months of 2003 was $2,788,912, an increase of $618,565, or 28.50%, when compared to the first six months of 2002. For the quarter ended June 30, 2003, noninterest expense was $1,491,360, an increase of $348,791, or 30.53%, over the comparable period of 2002. The primary reasons for the increase in both periods was due to expenses associated with opening the new operations center and the addition of employees to support the growth of the Bank.

The primary component of noninterest expense is salaries and benefits, which were $1,546,850 and $1,270,653 for the six months ended June 30, 2003 and 2002, respectively and $803,190 and $686,927 for the three months ending June 30, 2003 and 2002, respectively. Since June 30, 2002, we have added several full time positions within the bank to meet the needs associated with our growth. Other operating expense increased $291,658 for the six month period ending June 30, 2003, an increase of 40.62% over the related period in 2002. This increase was also due to certain expenses associated with our new operations center and our normal growth.

FIRST RELIANCE BANCSHARES, INC.

Item 2. Management’s Discussion and Analysis or Plan of Operation—(continued)

Income Taxes

For the six months ended June 30, 2003 and 2002, the effective income tax rate was 28.00% and 28.25%, respectively, and the income tax provision was $203,676 and $129,296, respectively. For the quarter ended June 30, 2003, the effective tax rate was 26.74%, compared to 22.47% for the second quarter of 2002. The increases in income taxes were the result of an increase in income before taxes for the periods presented.

Net Income

The combination of the above factors resulted in net income of $523,775 for the six months ended June 30, 2003, compared to $328,415 for the comparable period in 2002. For the quarter ended June 30, 2003, net income was $218,039, an increase of $61,612 when compared to the second quarter of 2002.

Assets and Liabilities

During the first six months of 2003, total assets increased $34,599,182, or 29.81%, when compared to December 31, 2002. The primary source of growth in assets was the increase of $26,545,411, or 32.55%, in loans receivable. Investment securities also increased by $3,043,074 to $26,741,849 at June 30, 2003, when compared to December 31, 2002. Deposits increased $19,917,518, or 19.85%, to $120,240,599 as of June 30, 2003. The largest increase in deposits was in time deposits $100,000 and over, which increased $14,508,669, or 67.40%, to $36,033,854 at June 30, 2003. Advances from the Federal Home Loan Bank increased by $5,000,000 from December 31, 2002. These advances were used to fund our loan growth.

Investment Securities

Investment securities totaled $26,741,849 at June 30, 2003, compared to $23,698,775 at December 31, 2002. Investment securities totaling $26,213,749 were designated as available-for-sale. Nonmarketable equity securities totaled $528,100 at June 30, 2003.

Loans

Gross loans increased $26,545,411, or 32.55%, during the six months ended June 30, 2003. The largest increase in loans was in commercial loans secured by real estate, which increased $8,920,280, or 43.23%, to $29,552,391 at June 30, 2003. Balances within the major loans receivable categories as of June 30, 2003 and December 31, 2002 are as follows:

	June 30, 2003	December 31, 2002
Mortgage loans on real estate:
Residential 1-4 family	$25,839,706	$17,113,018
Commercial	29,552,391	20,632,111
Construction	14,178,961	9,799,410
Second mortgages	4,731,411	4,491,109
Equity lines of credit	4,286,593	3,389,463

	78,589,062	55,425,111

Commercial and industrial	15,758,413	15,627,587
Consumer	12,935,743	9,944,293
Other	821,020	561,836

	$108,104,238	$81,558,827

FIRST RELIANCE BANCSHARES, INC.

Item 2. Management’s Discussion and Analysis or Plan of Operation—(continued)

Deposits

Total deposits increased $19,917,518, or 19.85%, from December 31, 2002 to $120,240,599 at June 30, 2003. The largest increase was in time deposits $100,000 and over, which increased $14,508,669, or 67.40%, to $36,033,854 at June 30, 2003. Expressed in percentages, noninterest-bearing deposits increased 7.27% and interest-bearing deposits increased 22.32%. The majority of this increase was due to an increase in brokered deposits from $1,000,000 at December 31, 2002 to $11,032,000 at June 30, 2003. Additionally, the Bank offered two rate specials on CD’s during this period.

Balances within the major deposit categories as of June 30, 2002 and December 31, 2001 are as follows:

	June 30, 2003	December 31, 2002
Noninterest-bearing demand deposits	$17,668,735	$16,470,767
Interest-bearing demand deposits	18,812,851	16,489,757
Savings deposits	15,069,275	15,492,740
Time deposits $100,000 and over	36,033,854	21,525,185
Other time deposits	32,655,884	30,344,632

	$120,240,599	$100,323,081

Advances from Federal Home Loan Bank

Advances from the Federal Home Loan Bank of Atlanta were $9,500,000 as of June 30, 2003. The following schedule summarizes the maturities:

Maturing on	Interest Rate	Principal
07/16/03	2.530%	$500,000
01/16/04	3.040%	500,000
04/08/04	1.67%	1,000,000
07/01/04	3.46%	500,000
01/16/05	2.24%	500,000
04/08/05	2.04%	1,000,000
07/01/05	4.12%	500,000
04/10/06	2.60%	1,000,000
04/09/07	3.13%	1,000,000
04/08/08	3.46%	1,000,000
01/17/12	3.825%	1,000,000
07/05/12	4.08%	1,000,000

		$9,500,000

Liquidity

We meet our liquidity needs through scheduled maturities of loans and investments on the asset side and through pricing policies for interest-bearing deposit accounts on the liability side. The level of liquidity is measured by the loan-to-total funds ratio, which was at 81.97% at June 30, 2003 and 76.43% at December 31, 2002.

Securities available-for-sale, which totaled $26,213,749 at June 30, 2003, serve as a ready source of liquidity. We also have lines of credit available with correspondent banks to purchase federal funds for periods from one to seven days. At June 30, 2003, unused lines of credit totaled $10,600,000. We also have a line of credit to borrow funds from the Federal Home Loan Bank up to 10% of the Bank’s total assets, which gave us the ability to borrow up to $13,192,741 as of June 30, 2003. As of June 30, 2003, we had borrowed $9,500,000 on this line.

FIRST RELIANCE BANCSHARES, INC.

Item 2. Management’s Discussion And Analysis or Plan of Operation—(continued)

Capital Resources

Total shareholders’ equity increased $8,797,008 to $17,441,186 at June 30, 2003. This is the result of net income for the period of $523,775, unrealized gains on securities available-for-sale of $248,555, proceeds from stock issuance of $8,059,439, and $52,000 received from the exercise of stock options. These increases to shareholders’ equity were offset slightly by the $86,761 reduction to surplus for costs associated with the stock offering.

As discussed in Note 6, we completed our secondary stock offering on May 31, 2003, whereby 1,007,430 shares of the Company’s common stock were issued. Shares were sold at $8.00 per share, resulting in net proceeds of $8,059,439. We plan to use this additional capital to fund the continued growth of the Bank.

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum ratios of Tier 1 and total capital as a percentage of assets and off-balance-sheet exposures, adjusted for risk weights ranging from 0% to 100%. Tier 1 capital of the Bank consists of common stockholders’ equity, excluding the unrealized gain or loss on securities available-for-sale, minus certain intangible assets. The Bank’s Tier 2 capital consists of the allowance for loan losses subject to certain limitations. Total capital for purposes of computing the capital ratios consists of the sum of Tier 1 and Tier 2 capital. The regulatory minimum requirements are 4% for Tier 1 and 8% for total risk-based capital.

The Bank is also required to maintain capital at a minimum level based on adjusted quarterly average assets, which is known as the leverage ratio. Only the strongest banks are allowed to maintain capital at the minimum requirement of 3%. All others are subject to maintaining ratios 1% to 2% above the minimum.

The following table summarizes the Bank’s risk-based capital at June 30, 2003:

Shareholders’ equity	$17,320,000
Less: unrealized gains on available-for-sale securities	477,000

Tier 1 capital	16,843,000

Plus: allowance for loan losses (1)	1,324,000

Total capital	$18,167,000

Net risk-weighted assets	$107,797,000

Risk-based capital ratios
Tier 1 capital (to risk-weighted assets)	15.62%
Total capital (to risk-weighted assets)	16.85%
Tier 1 capital (to total average assets)	12.30%

(1)	Limited to 1.25% of gross risk-weighted assets

FIRST RELIANCE BANCSHARES, INC.

Item 2. Management’s Discussion And Analysis or Plan of Operation—(continued)

Off-Balance Sheet Risk

Through our operations, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At June 30, 2003, we had issued commitments to extend credit of $16,328,000 and standby letters of credit of $94,000 through various types of commercial lending arrangements. Approximately $10,939,490 of these commitments to extend credit had variable rates.

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at June 30, 2003.

(Dollars in thousands)	Within One Month	After One Through Three Months	After Three Through Twelve Months	Within One Year	Greater Than One Year	Total
Unused commitments to extend credit	$782	$1,006	$10,291	$12,079	$4,249	$16,328
Standby letters of credit	30	—	64	94	—	94

Total	$812	$1,006	$10,355	$12,173	$4,249	$16,422

We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.

Item 3. Controls and Procedures

(a)	Based on their evaluation of the Company’s disclosure controls and procedures (as defined in 17 C.F.R. Sections 240.13a-14(c) and 240.15d-14(c)) as of the end of the period covered by this report, the Company’s chief executive officer and chief financial officer concluded that the effectiveness of such controls and procedures was adequate to timely alert them to material information relating to the Company (including its consolidated subsidiary) that is required to be included in the Company’s periodic filings with the Securities and Exchange Commission.

(b)	There were no significant changes in the Company’s internal controls or, to the Company’s knowledge, in other factors that could significantly affect these controls subsequent to the date the Company carried out its evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

FIRST RELIANCE BANCSHARES, INC.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

There are no material, pending legal proceedings to which the Company or its subsidiary is a party or of which any of their property is the subject.

Item 2. Changes in Securities

(a)	Not applicable

(b)	Not applicable

(c)	Not applicable

(d)	On May 31, 2003, the Company received approximately $8.0 million in net proceeds from the sale of 1,007,430 shares of its common stock in connection with a public offering of its stock. The shares sold in the Company’s public offering were registered with the Securities and Exchange Commission pursuant to the Securities Act of 1933, as amended. Since receipt of the offering proceeds, the Company used the $8 million as a capital contribution to First Reliance Bank in order to fund the growth of the Bank. The remainder of the net proceeds used by the Company for other working capital purposes.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

On June 19, 2003, the Company held its annual meeting of shareholders for the purpose of electing two directors to each serve a three-year term.

Of the 1,458,830 outstanding shares of the Company’s common stock, the two nominees for directors each received the number of affirmative votes of shareholders required for each such nominee’s election. The following totals indicate the final vote tallies as to director elections:

	Votes For	Votes Against	Votes Withheld
Paul C. Saunders	820,058	—	6,000
Andrew G. Kampiziones	819,658	—	6,400

In the same meeting, a resolution was approved by the shareholders adopting the First Reliance Bancshares, Inc. 2003 Stock Incentive Plan. The following totals indicate the final vote tallies as to the adoption of the stock incentive plan:

	Votes For	PCT	Votes Against	PCT	Votes Withheld	PCT	Broker Non-Vote	PCT
2003 Stock Incentive Plan	665,066	80.5%	18,500	2.2%	20,100	2.4%	122,392	14.8%

Item 5. Other Information

None.

FIRST RELIANCE BANCSHARES, INC.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit Number		Exhibit

2.1		Plan of Reorganization and Exchange between First Reliance Bancshares, Inc. and First Reliance Bank (incorporated by reference to the Registrant’s current report on Form 8-K dated April 1, 2002).

3.1		Articles of Incorporation (incorporated by reference to the Registrant’s current report on Form 8-K dated April 1, 2002).

3.2		Bylaws (incorporated by reference to the Registrant’s current report on Form 8-K dated April 1, 2002).

4.1		See Articles of Incorporation at Exhibit 3.1 hereto and Bylaws at Exhibit 3.2 hereto.

10.1	(a)

Executive Employment Agreement dated August 21, 2001—F. R. Saunders, Jr. (incorporated by reference to Exhibit 10.4 to the Registrant’s quarterly report on Form 10-QSB for the quarter ended March 31, 2002).

10.1	(b)

Amendment 1 to Executive Employment Agreement dated June 1, 2002—F. R. Saunders, Jr. (incorporated by reference to Exhibit 10.5(b) to the Registrant’s quarterly report On Form 10-QSB for the quarter ended June 30, 2002).

10.2	(a)

Executive Employment Agreement dated August 21, 2001—A. Dale Porter (incorporated by reference to Exhibit 10.5 to the Registrant’s quarterly report on Form 10-QSB for the quarter ended March 31, 2002).

10.2	(b)

Amendment 1 to Executive Employment Agreement dated June 1, 2002—A. Dale Porter (incorporated by reference to Exhibit 10.6(b) to the Registrant’s quarterly report On Form 10-QSB for the quarter ended June 30, 2002).

10.3	(a)

Executive Employment Agreement dated August 21, 2001—Paul C. Saunders (incorporated by reference to Exhibit 10.6 to the Registrant’s quarterly report on Form 10-QSB for the quarter ended March 31, 2002).

10.3	(b)

Amendment 1 to Executive Employment Agreement dated June 1, 2002—Paul C. Saunders (incorporated by reference to Exhibit 10.7(b) to the Registrant’s quarterly report On Form 10-QSB for the quarter ended June 30, 2002).

10.4	(a)	1999 First Reliance Bank Employee Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s quarterly report on Form 10-QSB for the quarter ended March 31, 2002).

10.4	(b)

Amendment No. 1 to 1999 First Reliance Bank Employee Stock Option Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s quarterly report on Form 10-QSB for the quarter ended March 31, 2002).

10.4	(c)

Amendment No. 2 to 1999 First Reliance Bank Employee Stock Option Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s quarterly report on Form 10-QSB for the quarter ended June 30, 2002).

10.4	(d)	Employment Agreement dated April 23, 2003—Thomas C. Ewart, Sr.

10.5		Employment Agreement dated September 27, 2002—Jeffrey A. Paolucci (incorporated by reference to Exhibit 10.5 to the Registrant’s quarterly report on Form 10-KSB for the year ended December 31, 2002).

10.6		First Reliance Bancshares, Inc. 2003 Stock Incentive Plan

10.7		Form of stock option award under First Reliance Bancshares, Inc. 2003 Stock Incentive

FIRST RELIANCE BANCSHARES, INC.

31.1	Certification pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

FIRST RELIANCE BANCSHARES, INC.

Item 6. Exhibits and Reports on Form 8-K—(continued)

(b)	Reports on Form 8-K—The Company filed a Form 8-K on April 2, 2003 reporting earnings for the period ending June 30, 2003.

FIRST RELIANCE BANCSHARES, INC.

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST RELIANCE BANCSHARES, INC.

	By:	/s/ F. R. SAUNDERS, JR.
F. R. Saunders, Jr. President & Chief Executive Officer

Date: August 12, 2003	By:	/s/ JEFFERY A. PAOLUCCI
Jeffery A. Paolucci Senior Vice President and Chief Financial Officer