Form 10QSB
period 2003-09-30
FIRST RELIANCE BANCSHARES INC
filed 2003-11-12
CIK 1172102

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2003

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

2170 West Palmetto Street

Florence, South Carolina 29501

(Address of principal executive

offices, including zip code)

(843) 656-5000

(Issuer’s telephone number, including area code)

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

2,466,660 shares of common stock, $0.01 par value, as of October 31, 2003

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

See notes to condensed consolidated financial statements.

Condensed Consolidated Balance Sheets

	September 30, 2003	December 31, 2002
	(Unaudited)	(Audited)
Assets
Cash and cash equivalents:
Cash and due from banks	$1,864,850	$3,789,927
Federal funds sold	—	2,856,000

Total cash and cash equivalents	1,864,850	6,645,927

Investment securities:
Securities available-for-sale	22,295,602	23,448,775
Nonmarketable equity securities	795,600	250,000
Other investments	100,000	—

Total investment securities	23,191,202	23,698,775

Loans receivable	129,919,160	81,558,827
Less allowance for loan losses	(1,586,732)	(1,137,337)

Loans, net	128,332,428	80,421,490

Premises and equipment, net	5,799,103	3,993,363
Other real estate owned	313,954	120,872
Accrued interest receivable	737,713	698,590
Other assets	909,745	497,574

Total assets	$161,148,995	$116,076,591

Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing transaction accounts	$18,086,576	$16,470,767
Interest-bearing transaction accounts	17,653,182	16,489,757
Savings	17,653,873	15,492,740
Time deposits $100,000 and over	44,474,235	21,525,185
Other time deposits	29,502,475	30,344,632

Total deposits	127,370,341	100,323,081

Securities sold under agreement to repurchase	2,457,908	1,881,750
Advances from Federal Home Loan Bank	12,500,000	4,500,000
Accrued interest payable	429,880	376,961
Other liabilities	1,045,274	350,621

Total liabilities	143,803,403	107,432,413

Shareholders’ Equity
Common stock, $0.01 par value; 5,000,000 shares authorized, 2,466,660 and 1,448,830 shares issued and outstanding at September 30, 2003 and December 31, 2002, respectively	24,666	14,488
Surplus	15,106,069	7,091,562
Retained earnings	2,047,482	1,309,803
Accumulated other comprehensive income	167,375	228,325

Total shareholders’ equity	17,345,592	8,644,178

Total liabilities and shareholders’ equity	$161,148,995	$116,076,591

See notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Income

(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2003	2002	2003	2002
Interest income
Loans, including fees	$5,388,990	$4,390,631	$2,042,202	$1,537,298
Investment securities
Taxable	455,337	490,430	130,296	164,229
Nontaxable	267,116	160,970	90,513	61,557
Nonmarketable equity securities	11,390	7,281	5,347	2,855
Federal funds sold and other	31,217	63,430	3,051	25,654

Total	6,154,050	5,112,742	2,271,409	1,791,593

Interest expense
Deposits	1,611,185	1,662,127	559,156	564,621
Advances from Federal Home Loan Bank	170,012	55,175	70,429	15,538
Other interest expense	14,217	14,590	4,739	4,391

Total	1,795,414	1,731,892	634,324	584,550

Net interest income	4,358,636	3,380,850	1,637,085	1,207,043

Provision for loan losses	541,067	328,533	293,000	110,372

Net interest income after provision for loan losses	3,817,569	3,052,317	1,344,085	1,096,671

Other operating income
Residential mortgage origination fees	649,973	537,941	209,568	230,770
Service charges on deposit accounts	692,457	409,844	242,675	157,450
Brokerage fees	24,632	83,468	5,346	36,612
Gain on sales of securities available for sale	2,990	12,414	2,990	—
Credit life insurance commissions	44,823	21,018	12,906	6,695
Other charges, commissions and fees	149,847	59,974	48,358	20,720

Total	1,564,722	1,124,659	521,843	452,247

Other operating expenses
Salaries and employee benefits	2,447,470	1,933,427	900,620	662,774
Occupancy expense	163,281	97,766	73,277	35,177
Furniture and equipment expense	240,370	161,667	100,339	49,986
Loss on sale of other real estate	9,502	7,334	7,223	—
Other operating expenses	1,504,802	1,135,861	495,054	417,771

Total	4,365,425	3,336,055	1,576,513	1,165,708

Income before income taxes	1,016,866	840,921	289,415	383,210

Income tax expense	279,187	261,037	75,511	131,741

Net income	$737,679	$579,884	$213,904	$251,469

Earnings per share
Average shares outstanding	2,023,613	1,448,670	2,466,660	1,448,830

Basic earnings per share	$0.36	$0.40	$0.09	$0.17

Diluted earnings per share	$0.35	$0.38	$0.09	$0.17

See notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Shareholders’ Equity and Comprehensive Income

for the nine months ended September 30, 2003 and 2002

(Unaudited)

	Common Stock		Earnings	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Amount
Balance, December 31, 2001	724,115	$7,241	$7,172,022	$415,500	$63,244	$7,658,007

Net income for the period				579,884		579,884

Other comprehensive income, net of tax of $219,088					310,058	310,058

Comprehensive income						889,942

Two for one stock split	724,415	7,244	(7,244)			—

Costs associated with stock offering			(43,393)			(43,393)

Exercise of stock options	300	3	2,997	—	—	3,000

Balance, September 30, 2002	1,448,830	$14,488	$7,124,382	$995,384	$373,302	$8,507,556

Balance, December 31, 2002	1,448,830	$14,488	$7,091,562	$1,309,803	$228,325	$8,644,178

Net income for the period				737,679		737,679

Other comprehensive income, net of tax benefit of $33,460					(60,950)	(60,950)

Comprehensive income						676,729

Proceeds from stock issuance	1,007,430	10,074	8,049,364			8,059,438

Costs associated with stock offering			(86,753)			(86,753)

Exercise of stock options	10,400	104	51,896	—	—	52,000

Balance, September 30, 2003	2,466,660	$24,666	$15,106,069	$2,047,482	$167,375	$17,345,592

See notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2003	2002
Cash flows from operating activities:
Net income	$737,679	$579,884
Adjustments to reconcile net income to net cash used by operating activities:
Provision for loan losses	541,067	328,533
Depreciation and amortization expense	322,466	204,507
Accretion and premium amortization	155,468	54,202
Deferred income tax provision	(93,985)	(74,630)
Gain on sales of securities available-for-sale	(2,990)	(12,414)
Losses on sales of other real estate	(9,502)	7,334
(Increase) decrease in interest receivable	(39,123)	26,161
Increase (decrease) in interest payable	52,919	(126,015)
(Increase) decrease in other assets	(356,394)	(115,966)
(Decrease) increase in other liabilities	694,653	(171,792)

Net cash provided by operating activities	2,002,258	699,804

Cash flows from investing activities:
Net increase in loans made to customers	(48,691,795)	(14,942,612)
Purchases of securities available-for-sale	(5,480,420)	(13,018,838)
Maturities of securities available-for-sale	5,289,059	4,309,054
Proceeds on sales of securities available-for-sale	1,096,473	3,254,328
Purchase of Federal Home Loan Bank stock	(545,600)	(107,600)
Purchase of other investments	(100,000)	—
Proceeds on sales of other real estate	56,210	109,797
Purchases of premises and equipment	(2,055,365)	(434,089)

Net cash used by investing activities	(50,431,438)	(20,829,960)

Cash flows from financing activities:
Net increase in deposits	27,047,260	21,294,825
Net increase in securities sold under agreements to repurchase	576,158	(99,072)
Advances from the Federal Home Loan Bank	8,000,000	5,000,000
Repayments to the Federal Home Loan Bank	—	(500,000)
Proceeds from stock offering	8,059,438
Stock issuance costs	(86,753)	(43,393)
Proceeds from the exercise of stock options	52,000	3,000

Net cash provided by financing activities	43,648,103	25,655,360

Net increase in cash and cash equivalents	4,781,077	5,525,204
Cash and cash equivalents, beginning	6,645,927	3,044,594

Cash and cash equivalents, end	$1,864,850	$8,569,798

Cash paid during the period for:
Income taxes	$241,494	$523,667
Interest	$1,742,495	$1,857,907

See notes to condensed consolidated financial statements.

FIRST RELIANCE BANCSHARES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 - Basis of Presentation

The accompanying financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures, which would substantially duplicate those contained in the most recent annual report to shareholders. The financial statements as of September 30, 2003 and for the interim periods ended September 30, 2003 and 2002 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. The financial information as of December 31, 2002 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in First Reliance Bancshares, Inc.’s 2002 Annual Report on Form 10-KSB.

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

	Nine Months Ended September 30,
	2003	2002
Net income, as reported	$737,679	$579,884
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(64,293)	(62,348)

Pro forma net income	$673,386	$517,536

Earnings per share:
Basic - as reported	$0.36	$0.40

Basic - pro forma	$0.33	$0.36

Diluted - as reported	$0.35	$0.38

Diluted - pro forma	$0.32	$0.33

	Three Months Ended September 30,
	2003	2002
Net income, as reported	$213,904	$251,469
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(36,912)	(20,783)

Pro forma net income	$176,992	$230,686

Earnings per share:
Basic - as reported	$0.09	$0.17

Basic - pro forma	$0.07	$0.16

Diluted - as reported	$0.09	$0.17

Diluted - pro forma	$0.07	$0.15

FIRST RELIANCE BANCSHARES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 3 – Earnings Per Share

A reconciliation of the numerators and denominators used to calculate basic and diluted earnings per share for the three and nine month periods ended September 30, 2003 and 2002 are as follows:

	Nine Months Ended September 30, 2003
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per share	$737,679	2,023,612	$0.36

Income available to common shareholders
Effect of dilutive securities
Stock options	—	57,114

Diluted earnings per share
Income available to common shareholders plus assumed conversions	$737,679	2,080,726	$0.35

	Nine Months Ended September 30, 2002
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per share
Income available to common shareholders	$579,884	1,448,670	$0.40

Effect of dilutive securities
Stock options	—	65,089

Diluted earnings per share
Income available to common shareholders plus assumed conversions	$579,884	1,513,759	$0.38

FIRST RELIANCE BANCSHARES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 3 - Earnings Per Share — continued

	Three Months Ended September 30, 2003
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per share	$213,904	2,466,660	$0.09

Income available to common shareholders
Effect of dilutive securities
Stock options	—	37,934

Diluted earnings per share
Income available to common shareholders plus assumed conversions	$213,904	2,504,594	$0.09

	Three Months Ended September 30, 2002
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per share
Income available to common shareholders	$251,469	1,448,830	$0.17

Effect of dilutive securities
Stock options	—	73,292

Diluted earnings per share
Income available to common shareholders plus assumed conversions	$251,469	1,522,112	$0.17

Note 4 - Comprehensive Income

Comprehensive income includes net income and other comprehensive income, which is defined as nonowner related transactions in equity. The following table sets forth the amounts of other comprehensive income included in equity along with the related tax effects for the nine month and three month periods ended September 30, 2003 and 2002:

	Pre-tax Amount	(Expense) Benefit	Net-of-tax Amount
For the Nine Months Ended September 30, 2003:
Unrealized gains (losses) on securities available-for-sale	$(92,593)	$33,557	$(59,036)
Plus: reclassification adjustment for (gains) losses realized in net income	$(2,990)	$1,076	$(1,914)

Net unrealized gains (losses) on securities	(95,583)	34,633	(60,950)

Other comprehensive income	$(95,583)	$34,633	$(60,950)

FIRST RELIANCE BANCSHARES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 4 - Comprehensive Income (continued)

	Pre-tax Amount	(Expense) Benefit	Net-of-tax Amount
For the Nine Months Ended September 30, 2002:
Unrealized gains (losses) on securities available-for-sale	$541,560	$(223,563)	$317,997
Plus: reclassification adjustment for (gains) losses realized in net income	(12,414)	4,475	(7,939)

Net unrealized gains (losses) on securities	529,146	(219,088)	310,058

Other comprehensive income	$529,146	$(219,088)	$310,058

	Pre-tax Amount	(Expense) Benefit	Net-of-tax Amount
For the Three Months Ended September 30, 2003:
Unrealized gains (losses) on securities available-for-sale	$469,192	$(159,687)	$309,505
Plus: reclassification adjustment for (gains) losses realized in net income	$(2,990)	$1,076	$(1,914)

Net unrealized gains (losses) on securities	466,202	(158,611)	307,591

Other comprehensive income	$466,202	$(158,611)	$307,591

	Pre-tax Amount	(Expense) Benefit	Net-of-tax Amount
For the Three Months Ended September 30, 2002:
Unrealized gains (losses) on securities available-for-sale	$388,516	$(168,392)	$220,124
Plus: reclassification adjustment for (gains) losses realized in net income	—	—	—

Net unrealized gains (losses) on securities	388,516	(168,392)	220,124

Other comprehensive income	$388,516	$(168,392)	$220,124

Accumulated other comprehensive income consists solely of the unrealized gain on securities available-for-sale, net of the deferred tax effects.

FIRST RELIANCE BANCSHARES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 5 – Advances from the Federal Home Loan Bank

Advances from the Federal Home Loan Bank of Atlanta were $12,500,000 as of September 30, 2003. Of this amount, the following have scheduled maturities greater than one year:

Maturing on	Interest Rate	Principal
01/16/05	2.240%	$500,000
04/08/05	2.040%	1,000,000
07/01/05	4.120%	500,000
04/10/06	2.600%	1,000,000
04/09/07	3.130%	1,000,000
04/08/08	3.460%	1,000,000
01/17/12	3.825%	1,000,000
07/05/12	4.080%	1,000,000
10/10/06	0.610%	3,500,000

		$10,500,000

FIRST RELIANCE BANCSHARES, INC.

Item 2. Management’s Discussion and Analysis or Plan of Operation

The following is a discussion of our financial condition as of September 30, 2003 compared to December 31, 2002, and the results of operations for the three and nine months ended September 30, 2003 and 2002. These comments should be read in conjunction with our condensed financial statements and accompanying footnotes appearing in this report. Unless the context suggests otherwise, the use of the terms “we,” “our,” and “us” generally refer to First Reliance Bancshares, Inc. and First Reliance Bank; whereas, the term “Company” generally refers to only First Reliance Bancshares, Inc. and the term “Bank” refers to only First Reliance Bank.

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

FIRST RELIANCE BANCSHARES, INC.

Item 2. Management’s Discussion and Analysis or Plan of Operation - (continued)

Forward-looking statements speak only as of the date on which they are made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made to reflect the occurrence of unanticipated events.

Results of Operations

Net Interest Income

For the nine months ended September 30, 2003, net interest income totaled $ 4,358,636, an increase of $ 977,786, or 28.92%, as compared to $3,380,850 for the nine months ended September 30, 2002. Total interest income for the nine months ended September 30, 2003 was $ 6,154,050, or 20.37% greater than the same period of the preceding year. The main component of interest income was generated from loans, including fees, which totaled $5,388,990 and $4,390,631 for the nine months ended September 30, 2003 and 2002, respectively. Although interest rates declined between the two periods, our volume of loans continued to increase. In addition, interest income on taxable securities totaled $455,337 for the nine months ended September 30, 2003, a decrease of $35,093 from the same period of the preceding year. This income was partially offset by interest expense on deposit accounts of $1,611,185 in 2003 and $1,662,127 in 2002. The significant decrease in our cost of funds allowed us to increase deposits and yet maintain a reduced amount of interest expense. The net interest margin, which is net interest income divided by average earning assets, realized on earning assets was 3.43% and 4.86% for the nine month periods ending September 30, 2003 and September 30, 2002, respectively and the interest rate spread was 3.34% and 4.40% during the same periods.

For the three months ended September 30, 2003, net interest income increased $430,042 to $1,637,085, compared to $1,207,043 for the three months ended September 30, 2002. Total interest income for the three months ended September 30, 2003 was $2,271,409, or $479,816 greater than the same period of the preceding year. Interest income totaling $2,042,202 was generated from loans, including fees for the three months ended September 30, 2003, which is 32.84% higher than for the third quarter of 2002. In addition, interest income on investment securities totaled $226,156 for the three months ended September 30, 2003 and $228,641 for the three months ended September 30, 2002. This income was partially offset by interest expense on deposit accounts of $559,156 for the period in 2003 and $564,621 in 2002. The interest rate environment had a significant impact on our interest earned on assets and the costs paid for liabilities.

Provision and Allowance for Loan Losses

The provision for loan losses is the charge to operating earnings that management feels is necessary to maintain the allowance for loan losses at an adequate level. For the nine months ended September 30, 2003 and September 30, 2002, the provision charged to expense was $541,067 and $328,533, respectively. For the three months ended September 30, 2003, the provision charged to expense was $293,000 as compared to $110,372 for the three months ended September 30, 2002. Based on present information, management believes the allowance for loan losses is adequate at September 30, 2003 to meet presently known and inherent risks in the loan portfolio. The allowance for loan losses was 1.22% of total loans at September 30, 2003 and was 1.48% of total loans as of September 30, 2002. There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. The Bank maintains an allowance for loan losses based on, among other things, historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. Management’s judgment about the adequacy of the allowance is based upon a number of assumptions about future events, which it believes to be reasonable, but which may not prove to be accurate. Thus, there is a risk that charge-offs in future periods could exceed the allowance for loan losses or that substantial additional increases in the allowance for loan losses could be required. Additions to the allowance for loan losses would result in a decrease of our net income and, possibly, the Bank’s capital.

FIRST RELIANCE BANCSHARES, INC.

Item 2. Management’s Discussion And Analysis or Plan of Operation — continued

Noninterest Income

Noninterest income during the nine months ended September 30, 2003 was $1,564,722 as compared to $1,124,659 for the first nine months of 2002. The primary source of this income was from service charges on deposit accounts, which totaled $692,457 for the nine months ended September 30, 2003, compared to $409,844 for the nine months ended September 30, 2002. In addition, residential mortgage origination fees totaled $649,973 for the nine months ended September 30, 2003, an increase of $112,032, or 20.83%, over the same period of the preceding year. Noninterest income during the three months ended September 30, 2003 and September 30, 2002 was $521,843 and $452,247, respectively. The primary source of this income was from service charges on deposit accounts, which totaled $242,675 during the three months ended September 30, 2003. This represents an increase of $85,225 or 54.13%, over the $157,450 in service charges recognized during the third quarter of 2002.

Noninterest Expense

Total noninterest expense for the nine months ended September 30, 2003, was $4,365,425. Total noninterest expense for the nine months ended September 30, 2002 was $3,336,055. The increase of $1,029,370 was primarily attributable to salaries and employee benefits, which comprised the largest portion of these expenses totaling $2,447,470 and $1,933,427 for the nine months ending September 30, 2003 and 2002, respectively. The large increase in salaries was caused primarily by the an increase in full time equivalent employees between the two periods. In addition, other operating expenses totaled $1,504,802 for the nine months ended September 30, 2003, as compared to $1,135,861 for the same period in 2002. Furniture and equipment expense increased $78,703 from $161,677 for the nine months ended September 30, 2002 to $240,370 for the same period in 2003. Other operating expenses and furniture and equipment expenses increased as a result of the opening of our new operations center and the transition of our core data processing system to an in house system.

Total noninterest expense for the three months ended September 30, 2003 and September 30, 2002 was $1,576,513 and $1,165,708, respectively. Salaries and employee benefits totaled $900,620 for the three months ended September 30, 2003, an increase of 35.89% as compared to the same period in the prior year. In addition, other operating expenses and furniture and equipment expenses totaled $495,054 and $100,339 respectively, for the three months ended September 30, 2003. Other operating expenses and furniture and equipment expenses totaled $417,771 and $49,986 respectively, for the three months ended September 30, 2002.

Income Taxes

The income tax provision for the nine months and three months ended September 30, 2003 was $279,187 and $75,511, respectively. The income tax provision for the nine months and three months ended September 30, 2002 was $261,037 and $131,741, respectively. The provisions for 2003 were based on effective tax rates of 27.46% and 26.09% for the nine months ended September 30, 2003 and for the three months ended September 30, 2003, respectively.

Net Income

The combination of the above factors resulted in net income for the nine months ended September 30, 2003 and September 30, 2002 of $737,679 and $579,884, respectively. The increase in net income is due to increases in both net interest income and noninterest income. The increase in volume of loans and decrease in cost of funds were the primary factors for the increased income. The combination of the above factors resulted in net income for the quarter ended September 30, 2003 and September 30, 2002 of $213,904 and $251,469, respectively.

FIRST RELIANCE BANCSHARES, INC.

Item 2. Management’s Discussion And Analysis or Plan of Operation — continued

Assets and Liabilities

During the first nine months of 2003, total assets increased $45,072,404, or 38.83%, when compared to December 31, 2002. The primary source of growth in assets was the increase of $48,360,333, or 59.30%, in loans receivable. Deposits increased $27,047,260, or 26.96%, to $127,370,341 as of September 30, 2003. The largest increase in deposits was in time deposits greater than $100,000, which increased $22,949,050, or 106.61%, to $44,474,235 at September 30, 2003. Of this balance, $17,437,000 was in brokered deposits. In addition, we borrowed an additional $8,000,000 from the Federal Home Loan Bank to help fund our loan growth during the first nine months of 2003.

Investment Securities

Investment securities totaled $23,191,202 at September 30, 2003, as compared to $23,698,775 at December 31, 2002. This change is attributable to a decrease in securities available for sale of $1,153,173, along with increases in nonmarketable equity securities and other investments of $545,600 and $100,000, respectively, from December 31, 2002 to September 30, 2003. There were no investment securities designated as held-to-maturity or trading at September 30, 2003.

Loans

Net loans increased $47,910,938, or 59.57%, during the first nine months of September 2003. The largest increase was in mortgage loans, which increased from $55,425,111 at December 31, 2002 to $91,821,140 at September 30, 2003. This represents an increase of $36,396,029, or 65.67%, from December 31, 2002 to September 30, 2003. Balances within the major loans receivable categories as of September 30, 2003 and December 31, 2002 are as follows:

	September 30, 2003	December 31, 2002
Mortgage loans on real estate:
Residential 1-4 family	$32,798,496	$17,113,018
Commercial	32,849,219	20,632,111
Construction	16,642,591	9,799,410
Second mortgages	4,545,762	4,491,109
Equity lines of credit	4,985,072	3,389,463

Total mortgage loans	91,821,140	55,425,111

Commercial and industrial	24,829,545	15,627,587
Consumer	13,023,032	9,944,293
Other, net	245,443	561,836

Total gross loans	$129,919,160	$81,558,827

FIRST RELIANCE BANCSHARES, INC.

Item 2. Management’s Discussion And Analysis or Plan of Operation — continued

Risk Elements in the Loan Portfolio

The	following is a summary of risk elements in the loan portfolio:

	September 30, 2003	December 31, 2002
Loans:
Nonaccrual loans	$—	$241,725
Accruing loans more than 90 days past due	$248,807	$292,000

Loans identified by the internal review mechanism:
Criticized	$1,351,978	$1,848,666

Classified	$1,184,375	$740,367

Activity in the Allowance for Loan Losses is as follows:

	September 30,
	2003	2002
Balance, January 1,	$1,137,337	$1,045,014
Provision for loan losses for the period	541,067	328,533
Net loans (charged-off) recovered for the period	(91,672)	(198,181)

Balance, end of period	$1,586,732	$1,175,366

Gross loans outstanding, end of period	$129,919,160	$79,289,202

Allowance for loan losses to loans outstanding	1.22%	1.48%

Deposits

Total deposits increased $27,047,260, or 26.96%, from December 31, 2002. The largest increase was in time deposits greater than $100,000, which increased $22,949,050, or 106.61%, to $44,474,235 at September 30, 2003. Expressed in percentages, noninterest-bearing deposits increased 9.81% and interest-bearing deposits increased 30.33%.

Balances	within the major deposit categories as of September 30, 2003 and December 31, 2002 are as follows:

	September 30, 2003	December 31, 2002
Noninterest-bearing transaction accounts	$18,086,576	$16,470,767
Interest-bearing demand deposits	17,653,182	16,489,757
Savings deposits	17,653,873	15,492,740
Time deposits $100,000 and over	44,474,235	21,525,185
Other time deposits	29,502,475	30,344,632

Total deposits	$127,370,341	$100,323,081

FIRST RELIANCE BANCSHARES, INC.

Item 2. Management’s Discussion And Analysis or Plan of Operation — continued

Advances from Federal Home Loan Bank

Advances from the Federal Home Loan Bank of Atlanta were $12,500,000 as of September 30, 2003. Of this amount, the following have scheduled maturities greater than one year:

Maturing on	Interest Rate	Principal
01/16/05	2.240%	$500,000
04/08/05	2.040%	1,000,000
07/01/05	4.120%	500,000
04/10/06	2.600%	1,000,000
04/09/07	3.130%	1,000,000
04/08/08	3.460%	1,000,000
01/17/12	3.825%	1,000,000
07/05/12	4.080%	1,000,000
10/10/06	0.610%	3,500,000

		$10,500,000

Liquidity

Liquidity needs are met by us through scheduled maturities of loans and investments on the asset side and through pricing policies on the liability side for interest-bearing deposit accounts and advances from Federal Home Loan Bank. The level of liquidity is measured by the loan-to-total funds ratio, which was at 91.28% at September 30, 2003 and 76.43% at December 31, 2002.

Securities available-for-sale, which totaled $22,295,602 at September 30, 2003, serve as a ready source of liquidity. We also have lines of credit available with correspondent banks to purchase federal funds for periods from one to seven days. At September 30, 2003, unused lines of credit totaled $ 9,600,000. Based on qualifying collateral reports filed on a quarterly basis with the Federal Home Loan Bank, we also have a line of credit to borrow funds from the Federal Home Loan Bank of up to $24,000,000 as of September 30, 2003. As of September 30, 2003, we had borrowed $12,500,000.

Capital Resources

Total shareholders’ equity increased $8,701,414 to $17,345,592 at September 30, 2003. This increase is primarily the result of a stock offering completed during the second quarter which raised approximately $8,000,000 in capital, as well as net income for the period of $737,679.

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

FIRST RELIANCE BANCSHARES, INC.

Item 2. Management’s Discussion And Analysis or Plan of Operation — continued

Capital Resources (continued)

The	following table summarizes the Company’s risk-based capital at September 30, 2003:

Shareholders’ equity	$17,345,592
Less: unrealized gains on available-for-sale securities	(167,375)

Tier 1 capital	17,178,217

Plus: allowance for loan losses (1)	1,539,863

Total capital	$18,718,080

Gross risk-weighted assets	123,236,000
Less: excess allowance for loan losses	(47,000)

Total risk-weighted assets	$123,189,000

Risk-based capital ratios
Tier 1 capital (to total risk-weighted assets)	13.94%
Total capital (to total risk-weighted assets)	15.19%
Tier 1 capital (to total average assets)	11.14%

(1)	limited to 1.25% of risk-weighted assets

Off-Balance Sheet Risk

Through its operations, the Bank has made contractual commitments to extend credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to the Bank’s customers at predetermined interest rates for a specified period of time. At September 30, 2003, the Bank had issued commitments to extend credit of $19,671,000 and standby letters of credit of $119,000 through various types of commercial lending arrangements. Approximately $17,185,585 of these commitments to extend credit had variable rates.

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at September 30, 2003.

(dollars in thousands)	Within One Month	After One Through Three Months	After Three Through Twelve Months	Within One Year	Greater Than One Year	Total
Unused commitments to extend credit	$1,096	$760	$12,064	$13,920	$5,751	$19,671
Standby letters of credit	$25	$18	$76	$119	$—	$119

Totals	$1,121	$778	$12,140	$14,039	$5,751	$19,790

The Bank evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on its credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.

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

FIRST RELIANCE BANCSHARES, INC.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There are no material, pending legal proceedings to which the Company or its subsidiary is a party or of which any of their property is the subject.

Item 2. Changes in Securities

(a)	Not applicable.

(b)	Not applicable.

(c)	Not applicable.

(d)	Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

None.

FIRST RELIANCE BANCSHARES, INC.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit Number		Exhibit

2.1		Plan of Reorganization and Exchange between First Reliance Bancshares, Inc. and First Reliance Bank (incorporated by reference to the Registrant’s current report on Form 8-K dated April 1, 2002).

3.1		Articles of Incorporation (incorporated by reference to the Registrant’s current report on Form 8-K dated April 1, 2002).

3.2		Bylaws (incorporated by reference to the Registrant’s current report on Form 8-K dated April 1, 2002).

4.1		See Articles of Incorporation at Exhibit 3.1 hereto and Bylaws at Exhibit 3.2 hereto.

10.1	(a)	Executive Employment Agreement dated August 21, 2001 - F. R. Saunders, Jr. (incorporated by reference to Exhibit 10.4 to the Registrant’s quarterly report on Form 10-QSB for the quarter ended March 31, 2002).

10.1	(b)	Amendment 1 to Executive Employment Agreement dated June 1, 2002 - F. R. Saunders, Jr. (incorporated by reference to Exhibit 10.5(b) to the Registrant’s quarterly report On Form 10-QSB for the quarter ended June 30, 2002).

10.2	(a)	Executive Employment Agreement dated August 21, 2001 - A. Dale Porter (incorporated by reference to Exhibit 10.5 to the Registrant’s quarterly report on Form 10-QSB for the quarter ended March 31, 2002).

10.2	(b)	Amendment 1 to Executive Employment Agreement dated June 1, 2002 - A. Dale Porter (incorporated by reference to Exhibit 10.6(b) to the Registrant’s quarterly report On Form 10-QSB for the quarter ended June 30, 2002).

10.3	(a)	Executive Employment Agreement dated August 21, 2001 - Paul C. Saunders (incorporated by reference to Exhibit 10.6 to the Registrant’s quarterly report on Form 10-QSB for the quarter ended March 31, 2002).

10.3	(b)	Amendment 1 to Executive Employment Agreement dated June 1, 2002 - Paul C. Saunders (incorporated by reference to Exhibit 10.7(b) to the Registrant’s quarterly report On Form 10-QSB for the quarter ended June 30, 2002).

10.4	(a)	1999 First Reliance Bank Employee Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s quarterly report on Form 10-QSB for the quarter ended March 31, 2002).

10.4	(b)	Amendment No. 1 to 1999 First Reliance Bank Employee Stock Option Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s quarterly report on Form 10-QSB for the quarter ended March 31, 2002).

10.4	(c)	Amendment No. 2 to 1999 First Reliance Bank Employee Stock Option Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s quarterly report on Form 10-QSB for the quarter ended June 30, 2002).

10.4	(d)	Employment Agreement dated April 23, 2003 - Thomas C. Ewart, Sr.

10.5		Employment Agreement dated September 27, 2002 - Jeffrey A. Paolucci (incorporated by reference to Exhibit 10.5 to the Registrant’s quarterly report on Form 10-KSB for the year ended December 31, 2002).

10.6		First Reliance Bancshares, Inc. 2003 Stock Incentive Plan

10.7		Form of stock option award under First Reliance Bancshares, Inc. 2003 Stock Incentive

31.1		Certification pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended.

32.1		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

FIRST RELIANCE BANCSHARES, INC.

Item 6. Exhibits and Reports on Form 8-K - (continued)

(b)	Reports on Form 8-K – The Company filed a Form 8-K on July 2, 2003 reporting earnings for the period ending June 30, 2003.

FIRST RELIANCE BANCSHARES, INC.

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST RELIANCE BANCSHARES, INC.

By:	/s/ F. R. SAUNDERS, JR.
F. R. Saunders, Jr.
President & Chief Executive Officer

Date: November 12, 2003	By:	/s/ JEFFERY A. PAOLUCCI
Jeffery A. Paolucci
Senior Vice President and Chief Financial Officer