Form 10KSB
period 2003-12-31
FIRST RELIANCE BANCSHARES INC
filed 2004-03-30
CIK 1172102

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For fiscal year ended December 31, 2003

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or a information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.    ☒

State issuer’s revenues for its most recent fiscal year: $10,637,696

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant is $3,403,850 based on a price of $10.00 per share, the price at which the stock was traded on December 31, 2003, which is the last trade management is aware of prior to fiscal year-end.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 2,504,460 as of March 15, 2004

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Annual Report to Shareholders for the fiscal year ended December 31, 2003 are incorporated by reference into Parts I and II.

Portions of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders, to be held on June 17, 2004, are incorporated by reference into Part III.

Transitional Small Business Disclosure format (check one):    Yes  ☐    No  ☒

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Special Cautionary Notice Regarding Forward-Looking Statements

This Report contains statements that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and the Securities Exchange Act of 1934. Various matters discussed in this document and in documents incorporated by reference herein, including matters discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may constitute forward-looking statements for purposes of the Securities Act and the Securities Exchange Act. These forward-looking statements are based on many assumptions and estimates and are not guarantees of future performance, and may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of First Reliance Bancshares, Inc. (the “Company”) or its wholly owned subsidiary, First Reliance Bank (the “Bank”), to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. The words “expect,” “anticipate,” “intend,’ “plan,” “believe,” “seek,’ “estimate,” and similar expressions are intended to identify such forward-looking statements. The Company’s and the Bank’s actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, without limitation:

•	significant increases in competitive pressure in the banking and financial services industries;

•	changes in the interest rate environment that could reduce anticipated or actual margins;

•	changes in political conditions or the legislative or regulatory environment;

•	general economic conditions, either nationally or regionally and especially in our primary service area, becoming less favorable than expected resulting in, among other things, a deterioration in credit quality;

•	changes occurring in business conditions and inflation;

•	changes in technology;

•	changes in monetary and tax policies;

•	the level of allowance for loan loss;

•	the rate of delinquencies and amounts of charge-offs;

•	the rates of loan growth;

•	adverse changes in asset quality and resulting credit risk-related losses and expenses;

•	changes in the securities markets; and

•	other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission.

All written or oral forward-looking statements attributable to the Company are expressly qualified in their entirety by these cautionary statements.

PART I

ITEM 1. BUSINESS

General

The Company was incorporated under the laws of the State of South Carolina on April 12, 2001 to be the holding company for First Reliance Bank (the “Bank”), and acquired all of the shares of the Bank on April 1, 2002 in a statutory share exchange. The Bank, a South Carolina banking corporation, is the Company’s only subsidiary, and the Company conducts no business other than through its ownership of the Bank. The Company has no indirect subsidiaries or special purpose entities. The Bank commenced operations in August 1999 and currently operates out of its main office and one branch office. The Bank serves the Florence, South Carolina area as an independent, community-oriented commercial bank emphasizing high-quality, responsive and personalized service. The Bank announced in 2003 its intentions to open a branch in Lexington, South Carolina. The branch is expected to open for business in the second quarter of 2004. The Bank provides a broad range of consumer and commercial banking services, concentrating on individuals and small and medium-sized businesses desiring a high level of personalized services.

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

As of December 31, 2002, the classification of the commercial loans of the Bank and the respective percentage of the Bank’s total loan portfolio of each are as follows:

Description	Total Outstanding as of December 31, 2003	Percentage of Total Loan Portfolio
Loans to finance agricultural production and other farm loans	$234,171	0.2%
Commercial and industrial loans	$27,893,370	19.9%

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

The Bank also offers a large variety of consumer non-real estate loans. Set forth below are the primary categories of consumer loans offered by the Bank and the respective limits imposed by the Bank:

•	Unsecured Loans – Limited to 10% of annual gross income or tangible net worth of the borrower.

•	Vehicles – Loan to value limit depends on borrower’s financial strength.

•	Boats and Recreational Vehicles – down payment of 25% required.

•	Cash Value of Life Insurance – advances of up to 75% of cash value.

•	Stocks – Loan to value limited to 70%.

•	OTC Stock – Loan to value limited to 60%.

•	US Government Bonds – Loan to value limited to 90%.

•	Municipal Bonds – Loan to value limited to 60%.

•	Deposit Loans – Loan to value limited to 95%.

•	Manufactured Housing – must be with real estate (loan to value limit vary with age of manufactured house).

As of December 31, 2002, the classification of the consumer loans of the Bank and the respective percentage of the Bank’s total loan portfolio of each are as follows:

Description	Total Outstanding as of December 31, 2003	Percentage of Total Loan Portfolio
Individuals (household, personal, single pay, installment and other)	$12,181,799	8.7%
Individuals (household, family, personal credit cards and overdraft protection)	$1,018,189	0.7%
All other consumer loans	$0	0%

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

The Bank’s lending activities are subject to a variety of lending limits imposed by federal law. Under South Carolina law, loans by the Bank to a single customer may not exceed 10% of the Bank’s unimpaired capital, except that by two-thirds vote of the directors of the Bank such limit may be increased to 15% of the Bank’s unimpaired capital. The Bank’s Board of Directors has approved that increase in its lending limit. Based on the Bank’s unimpaired capital as of December 31, 2003, the Bank’s lending limit to a single customer is approximately $2.6 million. Even with the increase, the size of the loans that the Bank is able to offer to potential customers is less than the size of the loans that the Bank’s competitors with larger lending limits are able to offer. This limit affects the ability of the Bank to seek relationships with the area’s larger businesses. However, the Bank may request other banks to participate in loans to customers when requested loan amounts exceed the Bank’s legal lending limit.

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

•	Raw Land	65%
•	Land Development	75%
•	Commercial, multifamily and other nonresidential construction	80%
•	One to four family residential construction	85%
•	Improved property	85%
•	Owner occupied, one to four family and home equity	90% (or less)
•	Commercial property	80% (or less)

As of December 31, 2003, the classification of the mortgage loans of the Bank and the respective percentage of the Bank’s total loan portfolio of each are as follows:

Description	Total Amount as of December 31, 2003	Percentage of Total Loan Portfolio
Secured by non-farm, non-residential properties	$32,826,091	23.4%
Construction and land development	18,343,137	13.1%
Farmland (including farm residential and other improvements)	1,319,864	0.9%
Revolving, open end loans secured by 1-4 family extended under line of credit	5,799,778	4.1%
All other loans secured by 1-4 family residential (1st lien)	32,314,646	23.0%
All other loans secured by 1-4 family residential (junior lien)	5,124,025	3.7%
Secured by multi-family (5 or more) residential properties – condos and apartments	2,911,953	2.1%

Of the loan types listed above, commercial real estate loans are generally the most risky because they are the most difficult to liquidate and often involve environmental issues that must be resolved before closing. Construction loans also involve risks due to weather delays and cost overruns.

The Bank generates additional fee income by selling most of its mortgage loans in the secondary market and cross-selling its other products and services to its mortgage customers. In 2003, the Bank sold mortgage loans in a total amount of approximately $42,670,090 million or 64% of the total number of mortgage loans originated by the Bank.

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

All investors have a right to require the Bank to repurchase a loan in the event the loan involved fraud. In 2003, of the 388 loans sold by the Bank, 45 were FHA or VA loans and 86 were State Housing loans. Such loans represented 26.7% of the dollar volume or 33.8% of the total number of loans sold by the Bank in 2003.

In addition, an increase in interest rates may decrease the demand for consumer and commercial credit, including real estate loans. Interest rates have been at historically low levels in recent years, and the Mortgage Bankers Association of America has predicted that residential mortgage loan originations will decrease in 2004 and 2005 primarily due to an anticipated decrease in refinancings of mortgages. Residential mortgage originations generated $789,943.55, or 7.44%, of our gross revenue in 2003. We expect to originate fewer real estate loans. Accordingly, a period of rising interest rates could negatively affect our residential mortgage origination business.

Other Banking Services. The Bank offers drive-through banking facilities. In 2001, the Bank implemented 24 Hour Telephone Banking and Online Banking, each of which allows the Bank’s customers access to account information 24 hours a day, seven days a week. Other Bank services include cash management services, safe deposit boxes, travelers checks, direct deposit of payroll and social security checks and automatic drafts for various accounts. The Bank is associated with a shared network of automated teller machines that may be used by the Bank’s customers throughout South Carolina and other regions. The Bank also offers MasterCard® and VISA® credit card services through a correspondent bank as an agent for the Bank. Management of the Bank has established and intends to maintain relationships with correspondent banks and other financial institutions to provide other services requested by its customers. The Bank does not provide trust services. Although the Bank may operate a trust department in the future, it cannot do so without first obtaining regulatory approval.

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

As of December 31, 2003, 16 banks and three savings institutions operated 34 offices within the city limits of Florence. Most of those institutions also have other branch offices in Florence County, as do some other banks that do not have branches in the City of Florence. All of these institutions aggressively compete for business in the Bank’s market area. Most of these competitors have been in business for many years, have established customer bases, are substantially larger than the Bank, have substantially higher lending limits than the Bank has and are able to offer certain services, including trust and international banking services, that the Bank is able to offer only through correspondents, if at all.

The Bank attempts to compete by providing its customers with high-quality, prompt and knowledgeable personalized service at competitive rates, which is a combination that the Bank believes customers generally find lacking at larger institutions. The Bank also attempts to offer a wide variety of financial products and services at fees that are competitive with other financial institutions.

Employees

The Bank currently has 72 full-time employees and one part-time employee. The executive officers of the Company are the only officers of the Company, but they receive no compensation from the Company. The Company has no employees.

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

Additionally, In July 1994, South Carolina enacted legislation which effectively provided that, after June 30, 1996, out-of-state bank holding companies may acquire other banks or bank holding companies in South Carolina, subject to certain conditions. Accordingly, effective July 1, 1996, South Carolina law was amended to permit interstate branching but not de novo branching by an out-of-state bank. The Company believes that the foregoing legislation has increased takeover activity of South Carolina financial institutions by out-of-state financial institutions.

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

The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. Total capital consists of two components, Tier 1 Capital and Tier 2 Capital. Tier 1 Capital generally consists of common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and other specified intangible assets. Tier 1 Capital must equal at least 4% of risk-weighted assets. Tier 2 Capital generally consists of subordinated debt, other preferred stock, and a limited amount of loan loss reserves. The total amount of Tier 2 Capital is limited to 100% of Tier 1 Capital. At December 31, 2003, our ratio of total capital to risk-weighted assets was 13.9% and our ratio of Tier 1 Capital to risk-weighted assets was 12.6%.

In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve’s risk-based capital measure for market risk. All other bank holding companies generally are required to maintain a leverage ratio of at least 4%. At December 31, 2003, our leverage ratio was 10.3%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without reliance on intangible assets. The Federal Reserve considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities.

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

Under South Carolina law, the Bank is authorized to upstream to the Company, by way of a cash dividend, up to 100% of the Bank’s net income in any calendar year without obtaining the prior approval of the State Board, provided that the Bank received a composite rating of one or two at the last examination conducted by a state or federal regulatory authority. All other cash dividends require prior approval by the State Board. South Carolina law requires each state nonmember bank to maintain the same reserves against deposits as are required for a state member bank under the Federal Reserve Act. This requirement is not expected to limit the ability of the Bank to pay dividends on its common stock.

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

Consumer Credit Reporting

On December 4, 2003, the President signed the Fair and Accurate Credit Transactions Act (the FAIR Act), amending the federal Fair Credit Reporting Act (the FCRA). These amendments to the FCRA (the FCRA Amendments) will become effective as early as February 2004, but more likely in the third or fourth quarter of 2004, depending on implementing regulations to be issued by the Federal Trade Commission and the federal bank regulatory agencies.

The FCRA Amendments include, among other things:

•	new requirements for financial institutions to develop policies and procedures to identify potential identity theft and, upon the request of a consumer, place a fraud alert in the consumer’s credit file stating that the consumer may be the victim of identity theft or other fraud;

•	new consumer notice requirements for lenders that use consumer report information in connection with risk-based credit pricing programs;

•	for entities that furnish information to consumer reporting agencies (which would include the Bank, new requirements to implement procedures and policies regarding the accuracy and integrity of the furnished information, and regarding the correction of previously furnished information that is later determined to be inaccurate; and

•	a new requirement for mortgage lenders to disclose credit scores to consumers.

Prior to the effective date of the FCRA Amendments, the Company and its affected subsidiaries will implement policies and procedures to comply with the new rules.

The FCRA Amendments also will prohibit a business that receives consumer information from an affiliate from using that information for marketing purposes unless the consumer is first provided a notice and an opportunity to direct the business not to use the information for such marketing purposes (the “opt-out”), subject to certain exceptions. The Company and its subsidiaries also will implement procedures to comply with these new rules prior to the effective date of the rules. We do not plan to share consumer information among our affiliated companies for marketing purposes, except as may be allowed under exceptions to the notice and opt-out requirements. Because no affiliate of the Company is currently sharing consumer information with any other affiliate of the Company for marketing purposes, the new limitations on sharing of information for marketing purposes will not have a significant impact on the Company.

Anti-Terrorism Legislation

The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (USA PATRIOT) Act of 2001, signed by the President on October 26, 2001, imposed new requirements and limitations on specified financial transactions and account relationships, intended to guard against money laundering and terrorism. Most of these requirements and limitations took effect in 2002. Additional “know your customer” rules became effective in June 2003, requiring the Bank to establish a customer identification program under Section 326 of the USA PATRIOT Act. The Company and its subsidiaries implemented procedures and policies to comply with those rules prior to the effective date of each of the rules.

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

In addition to the federal and state laws noted above, South Carolina has adopted, effective January 1, 2004, laws imposing restrictions and procedural requirements on mortgage loans classified as “high-cost home loans” and on the “flipping” of consumer home loans. As drafted, these laws generally apply to most mortgage loans made in South Carolina. The Bank has implemented procedures necessary to comply with these new laws.

Selected Statistical Information

The selected statistical information required by Item 1 is included in the Company’s 2003 Annual Report to Shareholders, which is Exhibit 13.1 to this Report, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and is incorporated herein by reference.

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

The Bank announced in 2003 its intentions to open a branch in Lexington, South Carolina. As of January 1, 2004, the Bank had leased a parcel of land in which it plans to locate a temporary facility. The Lexington branch is expected to open for business in the second quarter of 2004.

Other than the Bank facilities described in the preceding paragraphs and the real estate-related loans funded by the Bank previously described in “Item 1. Description of Business—First Reliance Bank,” the Company does not invest in real estate, interests in real estate, real estate mortgages, or securities of or interests in persons primarily engaged in real estate activities.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) The response to this Item 5(a) is included in the Company’s 2003 Annual Report to Shareholders under the heading, “Market for First Reliance Bancshares, Inc.’s Common Stock; Payment of Dividends,” and is incorporated herein by reference. Pursuant to Section 4(2) of the Securities Act of 1933, the Company issued derivative securities to certain employees in connection with its qualified retirement plan(s) during 2003.

(b) In May 2003, the Company completed a secondary offering of its common stock to the public. This secondary offering was registered under the Securities Act of 1933, and raised $7,896,474 in net proceeds through the sale of 1,007,430 shares of common stock. Out of the net proceeds of the offering, $8,000,000 was used as a contribution to the Bank to fund its operations and growth, leaving $103,526 to be used for general corporate purposes of the Company.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The response to this Item is included in the Company’s 2003 Annual Report to Shareholders under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and is incorporated herein by reference.

ITEM 7. FINANCIAL STATEMENTS

The following financial statements are included in the Company’s 2003 Annual Report to Shareholders, and are incorporated herein by reference:

•	Report of Independent Certified Public Accountants

•	Financial Statements:

1.	Consolidated Balance Sheets dated as of December 31, 2003 and 2002.

2.	Consolidated Statements of Income for the Years Ended December 31, 2003, 2002 and 2001.

3.	Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income for the Years Ended December 31, 2003, 2002 and 2001.

4.	Consolidated Statements of Cash Flows for the Years Ended December 31, 2003, 2002 and 2001.

6.	Notes to Consolidated Financial Statements.

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

Tourville, Simpson & Caskey, L.L.P.’s reports on the Company’s financial statements for the years ended December 31, 2002 and 2001 neither contained an adverse opinion or disclaimer of opinion, nor was modified as to uncertainty, audit scope, or accounting principles. There were no disagreements with Tourville, Simpson & Caskey, L.L.P. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Tourville, Simpson & Caskey, L.L.P.’s satisfaction, would have caused it to make reference to the subject matter of the disagreement in this annual report on Form 10-KSB.

ITEM 8A. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, our management, including our Chief Executive Officer and Chief Financial Officer, reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-15. Based upon that evaluation, our Chief Executive Offier and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiary) that is required to be included in our periodic filings with the Securities and Exchange Commission. There have been no significant changes in our internal controls or, to management’s knowledge, in other factors that could significantly affect those internal controls subsequent to the date we carried out our evaluation, and there has been no corrective actions with respect to significant deficiencies or material weaknesses.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The Company has adopted a Code of Ethics that applies to its principal executive, financial and accounting officers. The Code of Ethics has been posted to the Company’s website at www.firstreliance.com. A copy may also be obtained, without charge, upon written request addressed to First Reliance Bancshares, Inc., 2170 W. Palmetto Street, P. O. Box 4250, Florence, South Carolina 29501, Attention: Corporate Secretary. The request may be delivered by letter to the address set forth above or by fax to the attention of the Company’s Corporate Secretary at 843-656-2099.

The remaining information for this Item is included in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on June 17, 2004, under the headings “Proposal: Election of Directors”, “Security Ownership of Certain Beneficial Owners and Management” and “Section 16(a) Beneficial Ownership Reporting Compliance” and are incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION

The responses to this Item are included in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on June 17, 2004, under the heading “Compensation of Executive Officers and Directors” and are incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table provides information regarding compensation plans under which equity securities of the Company are authorized for issuance. All data is presented as of December 31, 2003.

Equity Compensation Plan Table

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	378,118	$6.32	93,682
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	378,118	$6.32	93,682

The additional responses to this Item are included in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on June 17, 2004, under the heading “Security Ownership of Certain Beneficial Owners and Management” and are incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The responses to this Item are included in the Company’s Proxy Statement for the Annual Meeting of Shareholders held on June 17, 2004, under the headings “Related Party Transactions” and “Compensation of Executive Officers and Directors” and are incorporated herein by reference.

ITEM 13. EXHIBITS, LISTS AND REPORTS ON FORM 10-KSB

(a)	Exhibits

Exhibit Number	Exhibit
2.1	Plan of Reorganization and Exchange between First Reliance Bancshares, Inc. and First Reliance Bank (incorporated by reference to the Registrant’s current report on Form 8-K dated April 1, 2002).

3.1	Articles of Incorporation (incorporated by reference to the Registrant’s current report on Form 8-K dated April 1, 2002).

3.2	Bylaws (incorporated by reference to the Registrant’s current report on Form 8-K dated April 1, 2002).

4.1	See Articles of Incorporation at Exhibit 3.1 hereto and Bylaws at Exhibit 3.2 hereto.

10.1(a)	Executive Employment Agreement dated August 21, 2001 - F. R. Saunders, Jr. (incorporated by reference to Exhibit 10.4 to the Registrant’s quarterly report on Form 10-QSB for the quarter ended March 31, 2002).

10.1(b)	Amendment 1 to Executive Employment Agreement dated June 1, 2002 - F. R. Saunders, Jr. (incorporated by reference to Exhibit 10.5(b) to the Registrant’s quarterly report On Form 10-QSB for the quarter ended June 30, 2002).

10.2(a)	Executive Employment Agreement dated August 21, 2001 - A. Dale Porter (incorporated by reference to Exhibit 10.5 to the Registrant’s quarterly report on Form 10-QSB for the quarter ended March 31, 2002).

10.2(b)	Amendment 1 to Executive Employment Agreement dated June 1, 2002 - A. Dale Porter (incorporated by reference to Exhibit 10.6(b) to the Registrant’s quarterly report On Form 10-QSB for the quarter ended June 30, 2002).

10.3(a)	Executive Employment Agreement dated August 21, 2001 - Paul C. Saunders (incorporated by reference to Exhibit 10.6 to the Registrant’s quarterly report on Form 10-QSB for the quarter ended March 31, 2002).

10.3(b)	Amendment 1 to Executive Employment Agreement dated June 1, 2002 - Paul C. Saunders (incorporated by reference to Exhibit 10.7(b) to the Registrant’s quarterly report On Form 10-QSB for the quarter ended June 30, 2002).

10.4(a)	1999 First Reliance Bank Employee Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s quarterly report on Form 10-QSB for the quarter ended March 31, 2002).

10.4(b)	Amendment No. 1 to 1999 First Reliance Bank Employee Stock Option Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s quarterly report on Form 10-QSB for the quarter ended March 31, 2002).

10.4(c)	Amendment No. 2 to 1999 First Reliance Bank Employee Stock Option Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s quarterly report on Form 10-QSB for the quarter ended June 30, 2002).

10.5	Employment Agreement dated September 27, 2002 - Jeffrey A. Paolucci (incorporated by reference to Exhibit 10.5 to the Registrant’s annual report on Form 10-KSB for the year ended December 31, 2002).

10.6	First Reliance Bancshares, Inc. 2003 Stock Incentive Plan

10.7	Employment Agreement dated April 23, 2003, by and between First Reliance Bank and Thomas C. Ewart, Sr.

10.8	Employment Agreement dated October 31, 2003 by and between First Reliance Bank and Richard N. McIntyre

13.1	First Reliance Bancshares, Inc. 2003 Annual Report to Shareholders. Except with respect to those portions specifically incorporated by reference into this Report, the Company’s 2003 Annual Report to Shareholders is not deemed to be filed as part of this Report.

21.1	Subsidiaries of First Reliance Bancshares, Inc.

23.1	Consent of Elliott Davis, LLC

24.1	Power of Attorney (appears on the signature pages to this Annual Report on Form 10-KSB).

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K filed in the fourth quarter of 2003: The Company filed a Form 8-K on October 20, 2003 in connection with its third quarter 2003 earnings press release, which was disclosed under item 12.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the amounts paid by the Company to its independent auditors for the last two fiscal years.

Category	2003	2002
Audit Fees(1)	$33,925	$31,690
Audit Related Fees(2)	5,090	27,970
Tax Fees(3)	4,065	6,025
All Other Fees(4)	4,325	19,940

Total	$47,405	$85,625

(1)	Audit fees consisted primarily of the audit of the Company’s annual financial statements and for reviews of the financial statements included in the Company’s reports on Form 10-QSB. These fees include amounts paid or expected to be paid for each respective year’s audit.
(2)	Professional services related to the review of management’s discussion and analysis and Form 10-KSB and review of Regulation Statement on Form S-2 in 2002.
(3)	Preparation of Federal and State corporate income tax returns and assistance with tax estimates.
(4)	All other fees include assistance with the preparation of Form 5500, agreed upon procedures for Federal Home Loan Bank and in 2002 operational and EDP internal audits.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST RELIANCE BANCSHARES, INC.

By:	/s/ F. R. Saunders, Jr.
F. R. Saunders, Jr.
President and Chief Executive Officer

Date:	March 18, 2004

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

Signature	Title	Date
/s/ F. R. Saunders, Jr. F. R. Saunders, Jr.	Director, President and Chief Executive Officer (Principal Executive Officer)	March 18, 2004

/s/ Paul C. Saunders Paul C. Saunders	Director	March 18, 2004

/s/ A. Dale Porter A. Dale Porter	Director	March 18, 2004

/s/ Leonard A. Hoogenboom Leonard A. Hoogenboom	Chairman of the Board	March 18, 2004

/s/ John M. Jebaily John M. Jebaily	Director	March 18, 2004

Signature	Title	Date
/s/ Andrew G. Kampiziones Andrew G. Kampiziones	Director	March 18, 2004

/s/ C. Dale Lusk C. Dale Lusk	Director	March 18, 2004

/s/ T. Daniel Turner T. Daniel Turner	Director	March 18, 2004

/s/ A. Joe Willis A. Joe Willis	Director	March 18, 2004

/s/ Jeffrey A. Paolucci Jeffrey A. Paolucci	Director, Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 18, 2004

EXHIBIT INDEX

Exhibit Number	Exhibit
2.1	Plan of Reorganization and Exchange between First Reliance Bancshares, Inc. and First Reliance Bank (incorporated by reference to the Registrant’s current report on Form 8-K dated April 1, 2002).

3.1	Articles of Incorporation (incorporated by reference to the Registrant’s current report on Form 8-K dated April 1, 2002).

3.2	Bylaws (incorporated by reference to the Registrant’s current report on Form 8-K dated April 1, 2002).

4.1	See Articles of Incorporation at Exhibit 3.1 hereto and Bylaws at Exhibit 3.2 hereto.

10.1(a)	Executive Employment Agreement dated August 21, 2001 - F. R. Saunders, Jr. (incorporated by reference to Exhibit 10.4 to the Registrant’s quarterly report on Form 10-QSB for the quarter ended March 31, 2002).

10.1(b)	Amendment 1 to Executive Employment Agreement dated June 1, 2002 - F. R. Saunders, Jr. (incorporated by reference to Exhibit 10.5(b) to the Registrant’s quarterly report On Form 10-QSB for the quarter ended June 30, 2002).

10.2(a)	Executive Employment Agreement dated August 21, 2001- A. Dale Porter (incorporated by reference to Exhibit 10.5 to the Registrant’s quarterly report on Form 10-QSB for the quarter ended March 31, 2002).

10.2(b)	Amendment 1 to Executive Employment Agreement dated June 1, 2002 - A. Dale Porter (incorporated by reference to Exhibit 10.6(b) to the Registrant’s quarterly report On Form 10-QSB for the quarter ended June 30, 2002).

10.3(a)	Executive Employment Agreement dated August 21, 2001 - Paul C. Saunders (incorporated by reference to Exhibit 10.6 to the Registrant’s quarterly report on Form 10-QSB for the quarter ended March 31, 2002).

10.3(b)	Amendment 1 to Executive Employment Agreement dated June 1, 2002 - Paul C. Saunders (incorporated by reference to Exhibit 10.7(b) to the Registrant’s quarterly report On Form 10-QSB for the quarter ended June 30, 2002).

10.4(a)	1999 First Reliance Bank Employee Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s quarterly report on Form 10-QSB for the quarter ended March 31, 2002).

10.4(b)	Amendment No. 1 to 1999 First Reliance Bank Employee Stock Option Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s quarterly report on Form 10-QSB for the quarter ended March 31, 2002).

10.4(c)	Amendment No. 2 to 1999 First Reliance Bank Employee Stock Option Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s quarterly report on Form 10-QSB for the quarter ended June 30, 2002).

10.5	Employment Agreement dated September 27, 2002 - Jeffrey A. Paolucci (incorporated by reference to Exhibit 10.5 to the Registrant’s annual report on Form 10-KSB for the year ended December 31, 2002).

10.6	First Reliance Bancshares, Inc. 2003 Stock Incentive Plan

10.7	Employment Agreement dated April 23, 2003, by and between First Reliance Bank and Thomas C. Ewart, Sr.

10.8	Employment Agreement dated October 31, 2003 by and between First Reliance Bank and Richard N. McIntyre

13.1	First Reliance Bancshares, Inc. 2003 Annual Report to Shareholders. Except with respect to those portions specifically incorporated by reference into this Report, the Company’s 2003 Annual Report to Shareholders is not deemed to be filed as part of this Report.

21.1	Subsidiaries of First Reliance Bancshares, Inc.

23.1	Consent of Elliott Davis, LLC

24.1	Power of Attorney (appears on the signature pages to this Annual Report on Form 10-KSB).

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.