Form 10KSB/A
period 2003-12-31
FIRST RELIANCE BANCSHARES INC
filed 2004-05-12
CIK 1172102

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

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

FIRST RELIANCE BANCSHARES, INC.

By:	/s/ F. R. Saunders, Jr.
F. R. Saunders, Jr.
President and Chief Executive Officer

Date:	May 11, 2004

EXHIBIT INDEX

Exhibit Number	Exhibit
2.1	Plan of Reorganization and Exchange between First Reliance Bancshares, Inc. and First Reliance Bank (incorporated by reference to the Registrant’s current report on Form 8-K dated April 1, 2002).

3.1	Articles of Incorporation (incorporated by reference to the Registrant’s current report on Form 8-K dated April 1, 2002).

3.2	Bylaws (incorporated by reference to the Registrant’s current report on Form 8-K dated April 1, 2002).

4.1	See Articles of Incorporation at Exhibit 3.1 hereto and Bylaws at Exhibit 3.2 hereto.

10.1(a)	Executive Employment Agreement dated August 21, 2001 - F. R. Saunders, Jr. (incorporated by reference to Exhibit 10.4 to the Registrant’s quarterly report on Form 10-QSB for the quarter ended March 31, 2002).

10.1(b)	Amendment 1 to Executive Employment Agreement dated June 1, 2002 - F. R. Saunders, Jr. (incorporated by reference to Exhibit 10.5(b) to the Registrant’s quarterly report On Form 10-QSB for the quarter ended June 30, 2002).

10.2(a)	Executive Employment Agreement dated August 21, 2001- A. Dale Porter (incorporated by reference to Exhibit 10.5 to the Registrant’s quarterly report on Form 10-QSB for the quarter ended March 31, 2002).

10.2(b)	Amendment 1 to Executive Employment Agreement dated June 1, 2002 - A. Dale Porter (incorporated by reference to Exhibit 10.6(b) to the Registrant’s quarterly report On Form 10-QSB for the quarter ended June 30, 2002).

10.3(a)	Executive Employment Agreement dated August 21, 2001 - Paul C. Saunders (incorporated by reference to Exhibit 10.6 to the Registrant’s quarterly report on Form 10-QSB for the quarter ended March 31, 2002).

10.3(b)	Amendment 1 to Executive Employment Agreement dated June 1, 2002 - Paul C. Saunders (incorporated by reference to Exhibit 10.7(b) to the Registrant’s quarterly report On Form 10-QSB for the quarter ended June 30, 2002).

10.4(a)	1999 First Reliance Bank Employee Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s quarterly report on Form 10-QSB for the quarter ended March 31, 2002).

10.4(b)	Amendment No. 1 to 1999 First Reliance Bank Employee Stock Option Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s quarterly report on Form 10-QSB for the quarter ended March 31, 2002).

10.4(c)	Amendment No. 2 to 1999 First Reliance Bank Employee Stock Option Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s quarterly report on Form 10-QSB for the quarter ended June 30, 2002).

10.5	Employment Agreement dated September 27, 2002 - Jeffrey A. Paolucci (incorporated by reference to Exhibit 10.5 to the Registrant’s annual report on Form 10-KSB for the year ended December 31, 2002).

10.6	First Reliance Bancshares, Inc. 2003 Stock Incentive Plan

10.7	Employment Agreement dated April 23, 2003, by and between First Reliance Bank and Thomas C. Ewart, Sr.

13.1	First Reliance Bancshares, Inc. 2003 Annual Report to Shareholders. Except with respect to those portions specifically incorporated by reference into this Report, the Company’s 2003 Annual Report to Shareholders is not deemed to be filed as part of this Report.

21.1	Subsidiaries of First Reliance Bancshares, Inc.

23.1	Consent of Elliott Davis, LLC

24.1	Power of Attorney (appears on the signature pages to this Annual Report on Form 10-KSB).

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.