Form 10QSB
period 2004-03-31
FIRST RELIANCE BANCSHARES INC
filed 2004-05-14
CIK 1172102

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2004

OR

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

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date:

2,494,560 shares of common stock, par value $0.01 per share, as of April 30, 2004

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

FIRST RELIANCE BANCSHARES, INC.

FIRST RELIANCE BANCSHARES, INC.

Condensed Consolidated Balance Sheets

	March 31, 2004	December 31, 2003
	(Unaudited)	(Audited)
Assets
Cash and cash equivalents:
Cash and due from banks	$2,966,418	$4,693,102
Federal funds sold	1,499,000	100,000

Total cash and cash equivalents	4,465,418	4,793,102

Securities available-for-sale	26,558,428	27,688,992
Nonmarketable equity securities	1,120,000	1,055,000

Total investment securities	27,678,428	28,743,992
Loans held for sale	1,734,244	971,627
Loans receivable	151,165,366	139,389,064
Less allowance for loan losses	(1,781,804)	(1,752,282)

Loans, net	149,383,562	137,636,782

Premises and equipment, net	5,805,962	5,796,819
Accrued interest receivable	832,243	949,663
Other real estate owned	366,002	279,393
Other assets	4,342,843	1,192,505

Total assets	$194,608,702	$180,363,883

Liabilities and Shareholders’ Equity
Liabilities
Deposits
Noninterest-bearing transaction accounts	$20,310,063	$19,084,520
Interest-bearing transaction accounts	16,150,105	15,866,254
Savings	19,700,954	18,217,378
Time deposits $100,000 and over	64,272,328	54,364,004
Other time deposits	32,047,713	31,882,795

Total deposits	152,481,163	139,414,951

Securities sold under agreement to repurchase	2,244,760	2,363,570
Federal funds purchased	—	1,043,000
Advances from Federal Home Loan Bank	20,400,000	19,100,000
Accrued interest payable	530,820	442,233
Other liabilities	479,931	297,490

Total liabilities	176,136,674	162,661,244

Shareholders’ Equity
Common stock, $0.01 par value; 5,000,000 shares authorized, 2,494,560 shares and 2,466,660 shares issued and outstanding at March 31, 2004 and December 31, 2003, respectively	24,946	24,667
Capital Surplus	15,371,677	15,106,070
Retained earnings	2,646,776	2,325,602
Accumulated other comprehensive income	428,629	246,300

Total shareholders’ equity	18,472,028	17,702,639

Total liabilities and shareholders’ equity	$194,608,702	$180,363,883

See notes to condensed consolidated financial statements.

FIRST RELIANCE BANCSHARES, INC.

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended March 31,
	2004	2003
Interest income
Loans, including fees	$2,356,597	$1,601,233
Investment securities
Taxable	190,413	143,374
Nontaxable	101,147	97,016
Federal funds sold and other	1,395	9,197

Total	2,649,552	1,850,820

Interest expense
Time deposits $100,000 and over	336,876	166,325
Other deposits	314,821	346,044
Advances from Federal Home Loan Bank	117,958	39,421
Federal funds purchased and securities sold under agreements to repurchase	5,188	3,202

Total	774,843	554,992

Net interest income	1,874,709	1,295,828

Provision for loan losses	109,928	65,000

Net interest income after provision for loan losses	1,764,781	1,230,828

Noninterest income
Residential mortgage origination fees	99,005	204,878
Service charges on deposit accounts	248,387	216,519
Securities and insurance brokerage commissions	30,297	11,574
Credit life insurance commissions	22,879	15,038
Other charges, commissions and fees	90,374	48,558

Total	490,942	496,567

Noninterest expenses
Salaries and benefits	1,071,596	743,660
Occupancy expense	76,857	43,693
Furniture and equipment expense	143,488	51,547
Other operating expenses	503,361	458,652

Total	1,795,302	1,297,552

Income before taxes	460,421	429,843

Income tax provision	139,247	124,107

Net income	$321,174	$305,736

Basic earnings per share	$.13	$.21
Diluted earnings per share	$.13	$.20

See notes to condensed consolidated financial statements.

FIRST RELIANCE BANCSHARES, INC.

Condensed Consolidated Statements of Shareholders’ Equity and Comprehensive Income

For the Three Months Ended March 31, 2004 and 2003

(Unaudited)

	Common Stock		Capital surplus	Retained earnings	Accumulated other comprehensive income	Total
	Shares	Amount
Balance, December 31, 2002	1,448,830	$11,488	$7,091,562	$1,309,803	$228,325	$8,644,178

Net income				305,736		305,736

Other comprehensive loss, net of tax benefit of $77,959					(151,333)	(151,333)

Comprehensive income						154,403

Stock issuance costs			(86,653)			(85,653)

Exercise of stock options	10,000	100	49,900			50,000

Balance, March 31, 2003	1,458,830	$14,588	$7,054,809	$1,615,539	$76,992	$8,761,928

Balance, December 31, 2002	2,466,660	24,667	15,106,070	2,325,602	246,300	17,702,639

Net income				321,174		321,174

Other comprehensive income, net of tax expense of $93,926					182,329	182,329

Comprehensive income						503,503

Issuance of stock	27,900	279	265,607			265,886

Balance, March 31, 2004	2,494,560	$24,946	$15,371,677	$2,646,776	$428,629	$18,472,028

See notes to condensed consolidated financial statements

FIRST RELIANCE BANCSHARES, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Net income	$321,174	$305,736
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	(49,908)	65,000
Depreciation and amortization expense	130,460	59,726
Discount accretion and premium amortization	27,314	42,547
Deferred income tax provision	(205,772)	3,058
Decrease in interest receivable	117,420	68,438
Increase in interest payable	88,587	57,016
Disbursements for loans held for sale	(5,076,584)	(7,093,646)
Proceeds from loans held for sale	4,313,967	7,085,997
Decrease (increase) in other assets	(2,961,810)	116,937
Increase (decrease in other liabilities	88,515	(91,821)

Net cash provided by operating activities	(3,206,637)	618,988

Cash flows from investing activities:
Net increase in loans made to customers	(11,783,481)	(7,367,492)
Maturities of securities available-for-sale	1,379,505	1,273,460
Purchase of Federal Home Loan Bank stock	(65,000)	(120,200)
Purchases of premises and equipment	(122,359)	(1,253,014)

Net cash used by investing activities	(10,591,335)	(7,467,246)

Cash flows from financing activities:
Net increase in demand deposits, interest-bearing transaction accounts and savings accounts	2,992,970	2,399,277
Net increase (decrease) in certificates of deposit and other time deposits	10,073,242	(686,153)
Net increase (decrease) in securities sold under agreements to repurchase	(118,810)	1,443,852
Advances from the Federal Home Loan Bank	1,300,000	—
Federal funds purchased	(1,043,000)	—
Proceeds from the exercise of stock options	—	(36,652)
Proceeds from issuance of stock	265,886	—

Net cash provided by financing activities	13,470,288	3,120,324

Net increase (decrease) in cash and cash equivalents	(327,684)	(3,727,934)

Cash and cash equivalents, beginning	4,793,102	6,645,927

Cash and cash equivalents, end	$4,465,418	$2,917,993

Cash paid during the period for:
Income taxes	$90,136	$—
Interest	$686,256	$497,976

See notes to condensed consolidated financial statements

FIRST RELIANCE BANCSHARES, INC.

Notes to Condensed Consolidated Financial Statements

Note 1 - Basis of Presentation

The accompanying financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit certain disclosures, which would appear in audited annual financial statements. The financial statements as of March 31, 2004 and for the interim periods ended March 31, 2004 and 2003 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. The financial information as of December 31, 2003 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in First Reliance Bancshares, Inc.’s 2003 audited financial statements in Form 10-KSB.

Note 2 - Recently Issued Accounting Pronouncements

No recent authoritative pronouncements that affect accounting, reporting, and disclosure of financial information by us have occurred during the quarter ending March 31, 2004.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Note 3 - Stock-Based Compensation

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

	Three Months Ended March 31,
	2004	2003
Net income, as reported	$321,174	$305,736
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	48,263	13,690

Pro forma net income	$272,911	$292,046

Earnings per share:
Basic - as reported	$0.13	$0.21

Basic - pro forma	$0.10	$0.20

Diluted - as reported	$0.13	$0.20

Diluted - pro forma	$0.10	$0.19

FIRST RELIANCE BANCSHARES, INC.

Notes to Condensed Consolidated Financial Statements

Note 4 - Earnings Per Share

A reconciliation of the numerators and denominators used to calculate basic and diluted earnings per share for the three month periods ended March 31, 2004 and 2003 are as follows:

	Three Months Ended March 31, 2004
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per share
Income available to common shareholders	$321,174	2,470,646	$0.13

Effect of dilutive securities
Stock options	—	33,370

Diluted earnings per share
Income available to common shareholders plus assumed conversions	$321,174	2,504,016	$0.13

	Three Months Ended March 31, 2003
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per share
Income available to common shareholders	$305,736	1,458,830	$0.21

Effect of dilutive securities
Stock options	—	67,533

Diluted earnings per share
Income available to common shareholders plus assumed conversions	$305,736	1,526,363	$0.20

FIRST RELIANCE BANCSHARES, INC.

Notes to Condensed Consolidated Financial Statements

Note 5 - Comprehensive Income

Comprehensive income includes net income and other comprehensive income, which is defined as nonowner related transactions in equity. The following table sets forth the amounts of other comprehensive income included in equity along with the related tax effect.

	Pre-tax Amount	Income Tax Expense	Net-of-tax Amount
For the Three Months Ended March 31, 2004:
Unrealized gains (losses) on available-for-sale securities:
Unrealized holding gains (losses) arising during the period	$276,255	$(93,926)	$182,329
Plus: reclassification adjustment for (gains) losses realized in net income	—	—	—

Net unrealized gains (losses) on securities	276,255	(93,926)	182,329

Other comprehensive income (loss)	$276,255	$(93,926)	$182,329

	Pre-tax Amount	Income Tax Benefit	Net-of-tax Amount
For the Three Months Ended March 31, 2003:
Unrealized gains (losses) on available-for-sale securities:
Unrealized holding gains (losses) arising during the period	$(229,292)	$77,959	$(151,333)
Plus: reclassification adjustment for (gains) losses realized in net income	—	—	—

Net unrealized gains (losses) on securities	(229,292)	77,959	(151,333)

Other comprehensive income (loss)	$(229,292)	$77,959	$(151,333)

Accumulated other comprehensive income (loss) consists solely of the unrealized gain (loss) on securities available-for-sale, net of the deferred tax effects.

Note 6 - Advances from the Federal Home Loan Bank

Advances from the Federal Home Loan Bank of Atlanta were $20,400,000 as of March 31, 2004. Of this amount, the following have scheduled maturities greater than one year:

Maturing on	Interest Rate	Principal
04/08/05	2.040%	$1,000,000
07/01/05	4.120	500,000
04/10/06	2.600	1,000,000
10/12/06	0.640	3,500,000
12/19/06	2.870	1,500,000
04/09/07	3.130	1,000,000
12/19/07	3.440	1,500,000
04/08/08	3.400	1,000,000
03/19/09	2.480	3,000,000
01/17/12	3.825	1,000,000
07/05/12	4.080	1,000,000

		$16,000,000

FIRST RELIANCE BANCSHARES, INC.

Item 2. Management’s Discussion and Analysis or Plan of Operation

The following discussion of financial condition as of March 31, 2004 compared to December 31, 2003, and the results of operations for the three months ended March 31, 2004 compared to the three months ended March 31, 2003 should be read in conjunction with the condensed financial statements and accompanying footnotes appearing in this report.

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

FIRST RELIANCE BANCSHARES, INC.

Critical Accounting Policies

We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements. Our significant accounting policies are described in the notes to the consolidated financial statements at December 31, 2003 as filed on our annual report on Form 10-KSB. Certain accounting policies involve significant judgments and assumptions by us which have a material impact on the carrying value of certain assets and liabilities. We consider these accounting policies to be critical accounting policies. The judgments and assumptions we use are based on the historical experience and other factors, which we believe to be reasonable under the circumstances. Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates which could have a major impact on our carrying values of assets and liabilities and our results of operations.

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

Results of Operations

Net Interest Income

For the three months ended March 31, 2004, net interest income was $1,874,709, which is an increase of $578,881, or 44.67%, over the same period in 2003. Interest income from loans, including fees, increased $755,364, or 47.17%, from the three months ended March 31, 2003 to the comparable period in 2004 and is primarily due to an increase in our loan portfolio. Interest expense for the three months ended March 31, 2004 was $774,843 compared to $554,992 compared for the same period in 2003. The increase is primarily attributable to an increase in interest-bearing deposits. The net interest margin realized on earning assets was 4.13% for the three months ended March 31, 2004, as compared to 4.79% for the three months ended March 31, 2003. The interest rate spread was 3.71% for the three months ended March 31, 2004 as compared to 4.37% for the three months ended March 31, 2003. This decrease is primarily attributable to competitive market conditions in our area.

Provision and Allowance for Loan Losses

The provision for loan losses is the charge to operating earnings that we feel is necessary to maintain the allowance for loan losses at an adequate level. For the three months ended March 31, 2004, the provision for loan losses was $109,928. For the three months ended March 31, 2003, the provision for loan losses was $65,000. Based on present information, we believe the allowance for loan losses was adequate at March 31, 2004 to meet presently known and inherent risks in the loan portfolio. The allowance for loan losses was 1.31% and 1.18% of total loans at March 31, 2003 and 2004, respectively. There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. We maintain an allowance for loan losses based on, among other things, historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. The allowance is based upon a number of assumptions about future events, which management believes to be reasonable, but which may not prove to be accurate. Thus, there is a risk that charge-offs in future periods could exceed the allowance for loan losses or that substantial additional increases in the allowance for loan losses could be required. Additions to the allowance for loan losses would result in a decrease in net income and, possibly, in capital.

FIRST RELIANCE BANCSHARES, INC.

Noninterest Income

Noninterest income during the three months ended March 31, 2004 was $490,942, a decrease of $5,625, or 1.13%, from the comparable period in 2003. The decrease is primarily a result of a decrease in residential mortgage origination fees from $204,878 for the three months ended March 31, 2003 to $99,005 for the three months ended March 31, 2004. Record low interest rates in early 2003 led to a significant number of home mortgage refinancings. Refinancings leveled off during the fourth quarter of 2003 and remained that way during the first quarter of 2004. Service charges on deposit accounts increased $31,868, or 14.72%, to $248,387 for the three months ended March 31, 2004, as compared to the same period in 2003. This was the result of increased deposits between the two periods.

Noninterest Expense

Total noninterest expense for the three months ended March 31, 2004 was $1,795,302, or 38.36%, higher than the three months ended March 31, 2003. The primary reason was the $327,936 increase in salaries and employee benefits over the two periods as we continued to hire employees as we expand into the Lexington, South Carolina market. In addition, furniture and equipment expense increased $91,941, or 178.36%, for the three months ending March 31, 2004 as compared to the three months ending March 31, 2003. This increase is also primarily a result of additional expenses associated with the growth of the Bank through its expansion into the Lexington market.

Income Taxes

The income tax provision for the three months ended March 31, 2004 and for the three months ended March 31, 2003 was $136,246 and $124,107, respectively. The provision was based on an effective tax rate of 29% and 30% for the three months ended March 31, 2004 and for the three months ended March 31, 2003, respectively.

Net Income

The combination of the above factors resulted in net income, after income taxes provisions, for the three months ended March 31, 2004 and for the three months ended March 31, 2003 of $321,175 and $305,736, respectively. Net income before taxes for the two periods was $460,421 and $429,843, respectively. The net income results for both periods is primarily due to significant increases in loan volume and decreases in rates paid on deposit accounts during each respective period.

Assets and Liabilities

During the first three months of 2004, total assets increased $14,244,819, or 7.90%, when compared to December 31, 2003. The primary source of growth in assets was the increase in loans receivable. Net loans increased by $11,746,780, or 8.53%, during the first three months of 2004, from $137,636,782 at December 31, 2003 to $149,383,562 at March 31, 2004. Total deposits increased $13,066,212, or 9.37%, over total deposits at December 31, 2003 to $152,481,163 at March 31, 2004. The largest increase in deposits was in interest-bearing transaction accounts, which increased $11,840,669, or 9.84%, to $132,171,100 at March 31, 2004. The primary reasons for increases in our net loans and deposits are provided below.

Investment Securities

Investment securities classified as available for sale totaled $26,558,428 at March 31, 2004. This total represents a decrease of $1,130,564, or 4.08%, since December 31, 2003. We also purchased an additional $65,000 of Federal Home Loan Bank stock during the quarter that brought the balance of nonmarketable equity securities to $1,120,000 at March 31, 2004.

FIRST RELIANCE BANCSHARES, INC.

Loans

Net loans increased $11,746,780, or 8.53%, during the three months ended March 31, 2004. The primary reason for the significant growth is a result of our ability to compete favorably with other financial institutions in the area. Balances within the major loans receivable categories as of March 31, 2004 and December 31, 2003 are as follows:

	March 31, 2004	December 31, 2003
Mortgage loans on real estate
Residential 1-4 family	$33,313,227	$31,343,019
Commercial	34,521,402	32,826,091
Construction	22,317,040	18,343,137
Second mortgages	5,391,928	5,124,025
Equity lines of credit	6,316,678	5,799,778

Total mortgage loans	101,860,275	93,436,050

Commercial and industrial	30,662,888	27,893,370
Consumer	13,793,227	13,199,988
Other, net	4,848,976	4,859,656

Total gross loans	$151,165,366	$139,389,064

Risk Elements in the Loan Portfolio

The following is a summary of risk elements in the loan portfolio:
	March 31, 2004	December 31, 2003
Loans
Nonaccrual loans	$554,867	$357,438
Accruing loans more than 90 days past due	295,744	214,000
Loans identified by the internal review mechanism:
Criticized	2,428,440	1,142,976
Classified	1,472,945	898,457

Activity in the Allowance for Loan Losses is as follows:
	March 31,
	2004	2003
Balance, January 1,	$1,752,282	$1,137,337
Provision for loan losses for the period	109,928	65,000
Net loans (charged-off) recovered for the period	(80,406)	(35,389)

Balance, end of period	$1,781,804	$1,166,948

Gross loans outstanding, end of period	$151,165,366	$88,880,309

Allowance for loan losses to loans outstanding	1.18%	1.31%

FIRST RELIANCE BANCSHARES, INC.

Deposits

Total deposits increased $13,066,212, or 9.37%, from December 31, 2003. Time deposits $100,000 and over comprised the largest category of deposits, totaling $64,272,328 at March 31, 2004. Expressed in percentages, noninterest-bearing deposits increased 6.42% and all other interest-bearing deposits increased 9.84%.

Balances within the major deposit categories as of March 31, 2004 and December 31, 2003 are as follows:

	March 31, 2004	December 31, 2003
Noninterest-bearing transaction accounts	$20,310,063	$19,084,520
Interest-bearing demand deposits	16,150,105	15,866,254
Savings deposits	19,700,954	18,217,378
Time deposits $100,000 and over	64,272,328	54,364,004
Other time deposits	32,047,713	31,882,795

Total deposits	$152,481,163	$139,414,951

Included in total time deposits at March 31, 3004 and December 31, 2003 were brokered time deposits of $27,717,000 and $22,772,000, respectively.

Advances from Federal Home Loan Bank

Advances from the Federal Home Loan Bank of Atlanta totaled $20,400,000 as of March 31, 2004. Of this amount, the following have scheduled maturities greater than one year:

Maturing on	Interest Rate	Principal
04/08/05	2.040%	$1,000,000
07/01/05	4.120	500,000
04/10/06	2.600	1,000,000
10/12/06	0.640	3,500,000
12/19/06	2.870	1,500,000
04/09/07	3.130	1,000,000
12/19/07	3.440	1,500,000
04/08/08	3.400	1,000,000
03/19/09	2.480	3,000,000
01/17/12	3.825	1,000,000
07/05/12	4.080	1,000,000

		$16,000,000

Liquidity

Liquidity needs are met through scheduled maturities of loans and investments on the asset side and through pricing policies on the liability side for interest-bearing deposit accounts and advances from the Federal Home Loan Bank. The level of liquidity is measured by the loan-to-total funds ratio, which was at 86.32% at March 31, 2004 and 86.64% at December 31, 2003.

Securities available-for-sale, which totaled $26,558,428 at March 31, 2004, serve as a ready source of liquidity. We also have lines of credit available with correspondent banks to purchase federal funds for periods from one to fourteen days. At March 31, 2004, unused lines of credit totaled $23,597,229. Based on qualifying collateral reports filed on a quarterly basis with the Federal Home Loan Bank, we also have a line of credit to borrow funds from the Federal Home Loan Bank up to $29,526,000 as of March 31, 2004. As of March 31, 2004, we had borrowed $20,400,000 on this line.

FIRST RELIANCE BANCSHARES, INC.

Capital Resources

Total shareholders’ equity increased $769,389 from December 31, 2003 to $18,472,028 at March 31, 2004. The main reason for this increase was net income generated by the Bank’s operations, which totaled $321,175 for the three months ended March 31, 2004. In addition, we issued 27,900 shares of stock through our Employee Stock Ownership Plan which resulted in proceeds of $265,886. Also, the change in accumulated other comprehensive income resulted in a positive impact on equity of $182,329.

We are subject to various regulatory capital requirements administered by the federal banking agencies. Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum ratios of Tier 1 and total capital as a percentage of assets and off-balance-sheet exposures, adjusted for risk weights ranging from 0% to 100%. Our Tier 1 capital consists of common stockholders’ equity, excluding the unrealized gain or loss on securities available-for-sale, minus certain intangible assets. Our Tier 2 capital consists of the allowance for loan losses subject to certain limitations. Total capital for purposes of computing the capital ratios consists of the sum of Tier 1 and Tier 2 capital. The regulatory minimum requirements are 4% for Tier 1 and 8% for total risk-based capital.

We are also required to maintain capital at a minimum level based on adjusted quarterly average assets, which is known as the leverage ratio. Only the strongest banks are allowed to maintain capital at the minimum requirement of 3%. All others are subject to maintaining ratios 1% to 2% above the minimum.

The following summarizes the Bank’s risk-based capital at March 31, 2004:

Shareholders’ equity	$18,472,028
Less: unrealized gain on available-for-sale securities	428,629

Tier 1 capital	18,043,399
Plus: allowance for loan losses (1)	1,781,804

Total capital	$19,825,203

Risk-weighted assets	$152,613,000

Average total assets	$185,791,000

Risk-based capital ratios
Tier 1 capital (to risk-weighted assets)	11.80%
Total capital (to risk-weighted assets)	12.97%
Leverage or Tier 1 capital (to total average assets)	9.71%

(1)	Limited to 1.25% of gross risk-weighted assets

FIRST RELIANCE BANCSHARES, INC.

Off-Balance Sheet Risk

Through its operations, the Bank has made contractual commitments to extend credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to the Bank’s customers at predetermined interest rates for a specified period of time. At March 31, 2004 the Bank had issued commitments to extend credit of $20,271,350 and standby letters of credit of $202,660 through various types of commercial lending arrangements. Approximately $16,461,451 of these commitments to extend credit had variable rates.

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at March 31, 2004.

	Within One Month	After One Through Three Months	After Three Through Twelve Months	Within One Year	Greater Than One Year	Total
(Dollars in thousands)
Unused commitments to extend credit	$2,727	$1,222	$9,238	$13,187	$7,084	$20,271
Standby letters of credit	—	58	145	203	—	203

Totals	$2,727	$1,280	$9,383	$13,390	$7,084	$20,474

The Bank evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on its credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.

Item 3. Controls and Procedures

As of the end of the period covered by this report, our management, including our Chief Executive Officer and Chief Financial Officer, reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiary) that is required to be included in our periodic filings with the Securities and Exchange Commission. There have been no significant changes in our internal controls or, to management’s knowledge, in other factors that could significantly affect those internal controls subsequent to the date we carried out our evaluation, and there has been no corrective actions with respect to significant deficiencies or material weaknesses.

FIRST RELIANCE BANCSHARES, INC.

Part II - Other Information

Item 1. Legal Proceedings

There are no material, pending legal proceedings to which the Company or its subsidiary is a party or of which any of their property is the subject.

Item 2. Changes in Securities

(a)	Not applicable
(b)	Not applicable
(c)	Not applicable

The information required for limitations upon payment of dividends is incorporated herein by reference to the Company’s annual report on Form 10-KSB, filed with the Securities and Exchange Commission for the year ended December 31, 2003.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Securities

None.

Item 5. Other Information

None.

FIRST RELIANCE BANCSHARES, INC.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit Number	Exhibit
2.1	Plan of Reorganization and Exchange between First Reliance Bancshares, Inc. and First Reliance Bank (incorporated by reference to the Registrant’s current report on Form 8-K dated April 1, 2002).

3.1	Articles of Incorporation (incorporated by reference to the Registrant’s current report on Form 8-K dated April 1, 2002).

3.2	Bylaws (incorporated by reference to the Registrant’s current report on Form 8-K dated April 1, 2002).

4.1	See Articles of Incorporation at Exhibit 3.1 hereto and Bylaws at Exhibit 3.2 hereto.

10.1(a)	Executive Employment Agreement dated August 21, 2001 - F. R. Saunders, Jr. (incorporated by reference to Exhibit 10.4 to the Registrant’s quarterly report on Form 10-QSB for the quarter ended March 31, 2002).

10.1(b)	Amendment 1 to Executive Employment Agreement dated June 1, 2002 - F. R. Saunders, Jr. (incorporated by reference to Exhibit 10.5(b) to the Registrant’s quarterly report On Form 10-QSB for the quarter ended June 30, 2002).

10.2(a)	Executive Employment Agreement dated August 21, 2001 - A. Dale Porter (incorporated by reference to Exhibit 10.5 to the Registrant’s quarterly report on Form 10-QSB for the quarter ended March 31, 2002).

10.2(b)	Amendment 1 to Executive Employment Agreement dated June 1, 2002 - A. Dale Porter (incorporated by reference to Exhibit 10.6(b) to the Registrant’s quarterly report On Form 10-QSB for the quarter ended June 30, 2002).

10.3(a)	Executive Employment Agreement dated August 21, 2001 - Paul C. Saunders (incorporated by reference to Exhibit 10.6 to the Registrant’s quarterly report on Form 10-QSB for the quarter ended March 31, 2002).

10.3(b)	Amendment 1 to Executive Employment Agreement dated June 1, 2002 - Paul C. Saunders (incorporated by reference to Exhibit 10.7(b) to the Registrant’s quarterly report On Form 10-QSB for the quarter ended June 30, 2002).

10.4(a)	1999 First Reliance Bank Employee Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s quarterly report on Form 10-QSB for the quarter ended March 31, 2002).

10.4(b)	Amendment No. 1 to 1999 First Reliance Bank Employee Stock Option Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s quarterly report on Form 10-QSB for the quarter ended March 31, 2002).

10.4(c)	Amendment No. 2 to 1999 First Reliance Bank Employee Stock Option Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s quarterly report on Form 10-QSB for the quarter ended June 30, 2002).

10.5	Employment Agreement dated September 27, 2002 - Jeffrey A. Paolucci (incorporated by reference to Exhibit 10.5 to the Registrant’s quarterly report on Form 10-KSB for the year ended December 31, 2002).

31.1	Certification pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended.

31.2	Certification pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

FIRST RELIANCE BANCSHARES, INC.

Item 6. Exhibits and Reports on Form 8-K - continued

(b) Reports on Form 8-K. The following reports were filed on Form 8-K during the quarter ended March 31, 2004.

The Company filed a report on Form 8-K on January 10, 2004 to announce earnings for the year ended December 31, 2003.

FIRST RELIANCE BANCSHARES, INC.

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST RELIANCE BANCSHARES, INC.

	By:	/s/ F.R. SAUNDERS, JR.
F. R. Saunders, Jr.
President & Chief Executive Officer

Date: May 13, 2004	By:	/s/ JEFFERY A. PAOLUCCI
Jeffery A. Paolucci
Senior Vice President and Chief Financial Officer