Form 10QSB
period 2004-06-30
FIRST RELIANCE BANCSHARES INC
filed 2004-08-16
CIK 1172102

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2004

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

2,496,260.00 shares of common stock, $.01 par value, as of July 31, 2004

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

FIRST RELIANCE BANCSHARES, INC.

FIRST RELIANCE BANCSHARES, INC.

Condensed Consolidated Balance Sheets

	June 30, 2004	December 31, 2003
	(Unaudited)	(Audited)
Assets
Cash and cash equivalents
Cash and due from banks	$3,354,526	$4,693,102
Federal funds sold	2,300,000	100,000

Total cash and cash equivalents	5,654,526	4,793,102

Securities available-for-sale	24,018,542	27,688,992
Nonmarketable equity securities	1,240,725	1,055,000

Total investment securities	25,259,267	28,743,992

Loans held for sale	1,656,217	971,627

Loans receivable	176,236,611	139,389,064
Less allowance for loan losses	(2,087,299)	(1,752,282)

Loans, net	174,149,312	137,636,782

Premises and equipment, net	5,788,877	5,796,819
Other real estate owned	488,297	949,663
Accrued interest receivable	981,140	279,393
Other assets	4,435,218	1,192,505

Total assets	$218,412,854	$180,363,883

Liabilities and Shareholders’ Equity
Liabilities
Deposits
Noninterest-bearing transaction accounts	$22,239,499	$19,084,520
Interest-bearing transaction accounts	16,544,728	15,866,254
Savings	24,400,184	18,217,378
Time deposits $100,000 and over	81,892,752	54,364,004
Other time deposits	32,389,206	31,882,795

Total deposits	177,466,369	139,414,951

Securities sold under agreement to repurchase	2,095,810	2,363,570
Federal funds purchased	—	1,043,000
Advances from Federal Home Loan Bank	20,000,000	19,100,000
Accrued interest payable	500,917	442,233
Other liabilities	209,324	297,490

Total liabilities	200,272,420	162,661,244

Shareholders’ Equity
Common stock, $.01 par value; 5,000,000 shares authorized, 2,496,260 and 2,466,660 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively	24,963	24,667
Capital surplus	15,387,861	15,106,070
Retained earnings	2,891,973	2,325,602
Accumulated other comprehensive income (loss)	(164,363)	246,300

Total shareholders’ equity	18,140,434	17,702,639

Total liabilities and shareholders’ equity	$218,412,854	$180,363,883

See notes to condensed consolidated financial statements.

FIRST RELIANCE BANCSHARES, INC.

Condensed Consolidated Statements of Income

(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2004	2003	2004	2003
Interest income:
Loans, including fees	$5,049,119	$3,346,788	$2,692,522	$1,745,555
Investment securities:
Taxable	339,862	325,041	149,449	181,667
Nontaxable	202,193	176,603	101,046	79,587
Nonmarketable equity securities	16,728	6,043	16,728	2,892
Federal funds sold and other	2,028	28,166	633	22,120

Total	5,609,930	3,882,641	2,960,378	2,031,821

Interest expense:
Deposits	1,380,255	1,052,029	728,558	539,660
Advances from Federal Home Loan Bank	239,683	99,583	121,725	60,162
Federal funds purchased and securities sold under agreements to repurchase	8,005	9,478	2,817	6,276

Total	1,627,943	1,161,090	853,100	606,098

Net interest income	3,981,987	2,721,551	2,107,278	1,425,723
Provision for loan losses	478,262	248,067	368,334	183,067

Net interest income after provision for loan losses	3,503,725	2,473,484	1,738,944	1,242,656

Noninterest income:
Residential mortgage origination fees	242,623	440,405	143,618	235,527
Service charges on deposit accounts	557,379	449,782	308,992	233,263
Brokerage fees	82,167	19,286	51,870	7,712
Gain on sales of securities available for sale	2,703	—	2,703	—
Credit life insurance commissions	49,844	31,917	26,965	16,879
Other charges, commissions and fees	189,574	101,489	99,200	52,931

Total	1,124,290	1,042,879	633,348	546,312

Noninterest expenses:
Salaries and employee benefits	2,233,323	1,546,850	1,161,727	803,190
Occupancy expense	167,416	90,004	90,559	46,311
Furniture and equipment expense	301,022	140,031	157,534	88,484
Other operating expenses	1,124,373	1,012,027	621,012	553,375

Total	3,826,134	2,788,912	2,030,832	1,491,360

Income before income taxes	801,881	727,451	341,460	297,608
Income tax expense	235,510	203,676	96,264	79,569

Net income	$566,371	$523,775	$245,196	$218,039

Earnings per share
Basic earnings per share	$0.23	$0.32	$0.10	$0.12
Diluted earnings per share	$0.21	$0.31	$0.09	$0.12

See notes to condensed consolidated financial statements.

FIRST RELIANCE BANCSHARES, INC.

Condensed Consolidated Statement of Shareholders’ Equity and Comprehensive Income

For the six months ended June 30, 2004 and 2003

(Unaudited)

	Common Stock		Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance, December 31, 2002	1,448,830	$14,488	$7,091,562	$1,309,803	$228,325	$8,644,178
Net income for the period				523,775		523,775
Other comprehensive income, net of tax expense of $128,044					248,555	248,555

Comprehensive income						772,330

Proceeds from stock issuance	1,007,430	10,075	8,049,364			8,059,439
Costs associated with stock offering			(86,761)			(86,761)
Exercise of stock options	10,400	104	51,896			52,000

Balance, June 30, 2003	2,466,660	$24,667	$15,106,061	$1,833,578	$476,880	$17,441,186

Balance, December 31, 2003	2,466,660	$24,667	$15,106,070	$2,325,602	$246,300	$17,702,639
Net income for the period				566,371		566,371
Other comprehensive loss, net of tax benefit of $211,553					(410,663)	(410,663)

Comprehensive income						155,708

Sale of ESOP shares	29,600	296	281,791			282,087

Balance, June 30, 2004	2,496,260	$24,963	$15,387,861	$2,891,973	$(164,363)	$18,140,434

See notes to condensed consolidated financial statements.

FIRST RELIANCE BANCSHARES, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Net income	$566,371	$523,775
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	478,262	248,067
Depreciation and amortization expense	338,933	186,355
Accretion and premium amortization	21,131	93,863
Disbursements from mortgages held-for-sale	(11,548,982)	(19,466,170)
Proceeds from sales of mortgages held-for-sale	10,244,982	19,757,601
Deferred income tax provision	173,712	(253,523)
Gains on sale of securities available-for-sale	(2,703)	—
Losses on sales of other real estate	348	(2,279)
Increase in interest receivable	(31,477)	(64,830)
Increase in interest payable	58,684	134,123
Increase (decrease) in other liabilities	(88,167)	490,011
(Increase) decrease in other assets	(3,307,755)	(235,698)

Net cash provided (used) by operating activities	(3,096,661)	1,411,295

Cash flows from investing activities:
Net increase in loans to customers	(36,660,198)	(27,251,753)
Purchases of securities available-for-sale	(978,000)	(5,480,420)
Paydowns on securities available-for-sale	3,006,832	2,998,182
Proceeds on sales of securities available-for-sale	1,000,313	—
Purchases of Federal Home Loan Bank stock	(185,725)	(225,000)
Purchases of First Reliance Bank stock by the ESOP Plan	—	(53,100)
Proceeds on sales of other real estate	79,564	106,203
Purchases of premises and equipment	(227,446)	(1,974,941)

Net cash used by investing activities	(33,964,660)	(31,880,829)

Cash flows from financing activities:
Net increase in deposit accounts	38,051,418	19,917,518
Net increase in federal funds purchased	(1,043,000)	—
Net increase (decrease) in securities sold under agreements to repurchase	(267,760)	260,522
Advances from the Federal Home Loan Bank	900,000	5,000,000
Proceeds from stock offering	296	8,059,439
Proceeds from stock issuance	281,791	—
Stock issuance costs	—	(86,761)
Proceeds from the exercise of stock options	—	52,000

Net cash provided by financing activities	37,922,745	33,202,718

Net increase in cash and cash equivalents	861,424	2,733,184

Cash and cash equivalents, beginning of period	4,793,102	6,645,927

Cash and cash equivalents, end of period	$5,654,526	$9,379,111

Cash paid during the period for

Income taxes	$501,503	$221,187

Interest	$1,569,259	$1,026,967

See notes to condensed consolidated financial statements.

FIRST RELIANCE BANCSHARES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 - Basis of Presentation

The accompanying financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures, which would substantially duplicate those contained in the most recent annual report to shareholders. The financial statements as of June 30, 2004 and 2003 and for the interim periods then ended are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. The financial information as of December 31, 2003 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in First Reliance Bancshares, Inc.’s 2003 Annual Report on Form 10-KSB.

Note 2 - Recently Issued Accounting Pronouncements

No recent authoritative pronouncements that affect accounting, reporting, and disclosure of financial information by us have occurred during the quarter ending June 30, 2004, other than the Exposure Draft discussed below.

In March 2004, the FASB issued an exposure draft on “Share-Based Payment”. The proposed Statement addresses the accounting for transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. This proposed Statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and generally would require instead that such transactions be accounted for using a fair-value-based method. This Statement, if approved, will be effective for awards that are granted, modified, or settled in fiscal years beginning after a) December 15, 2004 for public entities and nonpublic entities that used the fair-value-based method of accounting under the original provisions of Statement 123 for recognition or pro forma disclosure purposes and b) December 15, 2005 for all other nonpublic entities. Earlier application is encouraged provided that financial statements for those earlier years have not yet been issued. Retrospective application of this Statement is not permitted. The adoption of this Statement, if approved, could have an impact on the Company’s financial position or results of operations.

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

	Six Months Ended June 30,
	2004	2003
Net income, as reported	$566,371	$523,775
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(96,526)	(13,690)

Pro forma net income	$469,845	$510,085

Earnings per share:
Basic - as reported	$0.23	$0.32

Basic - pro forma	$0.19	$0.31

Diluted - as reported	$0.21	$0.31

Diluted - pro forma	$0.18	$0.30

	Three Months Ended March 31,
	2004	2003
Net income, as reported	$245,196	$218,039
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(48,263)	(13,690)

Pro forma net income	$196,933	$204,349

Earnings per share:
Basic - as reported	$0.10	$0.12

Basic - pro forma	$0.08	$0.11

Diluted - as reported	$0.09	$0.12

Diluted - pro forma	$0.07	$0.11

FIRST RELIANCE BANCSHARES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 4 - Earnings Per Share

A reconciliation of the numerators and denominators used to calculate basic and diluted earnings per share for the three and six month periods ended June 30, 2004 and 2003 are as follows:

	Six Months Ended June 30, 2004
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per share
Income available to common shareholders	$566,371	2,483,182	$0.23

Effect of dilutive securities
Stock options	—	163,500

Diluted earnings per share
Income available to common shareholders plus assumed conversions	$566,371	2,646,682	$0.21

	Six Months Ended June 30, 2003
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per share
Income available to common shareholders	$523,775	1,624,216	$0.32

Effect of dilutive securities
Stock options	—	83,362

Diluted earnings per share
Income available to common shareholders plus assumed conversions	$523,775	1,707,578	$0.31

	Three Months Ended June 30, 2004
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per share
Income available to common shareholders	$245,196	2,495,718	$0.10

Effect of dilutive securities
Stock options	—	154,805

Diluted earnings per share
Income available to common shareholders plus assumed conversions	$245,196	2,650,523	$0.09

	Three Months Ended June 30, 2003
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per share
Income available to common shareholders	$218,039	1,791,082	$0.12

Effect of dilutive securities
Stock options	—	81,332

Diluted earnings per share
Income available to common shareholders plus assumed conversions	$218,039	1,872,414	$0.12

FIRST RELIANCE BANCSHARES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 5 - Comprehensive Income

Comprehensive income includes net income and other comprehensive income, which is defined as nonowner related transactions in equity. The following table sets forth the amounts of other comprehensive income included in equity along with the related tax effect for the six month and three month periods ended June 30, 2004 and 2003:

	Six Months Ended June 30, 2004
	Pre-tax Amount	(Expense) Benefit	Net-of-tax Amount
Unrealized gains (losses) on securities
Unrealized holding gains (losses) arising during the period	$(619,513)	$210,634	$(408,879)
Less reclassification adjustment for gains realized in net income	(2,703)	919	(1,784)

Net unrealized gains (losses) on securities	(622,216)	211,553	(410,663)

Other comprehensive income	$(622,216)	$211,553	$(410,663)

	Six Months Ended June 30, 2003
	Pre-tax Amount	(Expense) Benefit	Net-of-tax Amount
Unrealized gains (losses) on securities
Unrealized holding gains (losses) arising during the period	$376,599	$(128,044)	$248,555
Less reclassification adjustment for gains realized in net income	—	—	—

Net unrealized gains (losses) on securities	376,599	(128,044)	248,555

Other comprehensive income	$376,599	$(128,044)	$248,555

	Three Months Ended June 30, 2004
	Pre-tax Amount	(Expense) Benefit	Net-of-tax Amount
Unrealized gains (losses) on securities
Unrealized holding gains (losses) arising during the period	$(895,769)	$304,561	$(591,208)
Less reclassification adjustment for gains realized in net income	(2,703)	919	(1,784)

Net unrealized gains (losses) on securities	(898,472)	305,480	(592,992)

Other comprehensive income	$(898,472)	$305,480	$(592,992)

	Three Months Ended June 30, 2003
	Pre-tax Amount	(Expense) Benefit	Net-of-tax Amount
Unrealized gains (losses) on securities
Unrealized holding gains (losses) arising during the period	$605,891	$(206,003)	$399,888
Less reclassification adjustment for gains realized in net income	—	—	—

Net unrealized gains (losses) on securities	605,891	(206,003)	399,888

Other comprehensive income	$605,891	$(206,003)	$399,888

FIRST RELIANCE BANCSHARES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 6 - Advances from the Federal Home Loan Bank

Advances from the Federal Home Loan Bank of Atlanta were $20,000,000 as of June 30, 2004. Of this amount, the following have scheduled maturities of greater than one year.

Maturing on	Interest Rate	Principal
07/01/05	4.12%	$500,000
04/10/06	2.60	1,000,000
10/12/06	0.64	3,500,000
12/19/06	2.87	1,500,000
04/09/07	3.13	1,000,000
12/19/07	3.44	1,500,000
04/08/08	3.46	1,000,000
03/19/09	2.48	3,000,000
01/17/12	3.83	1,000,000
07/05/12	4.08	1,000,000

		$15,000,000

Note 7 - Deposits

Time deposits $100,000 and over included $46,298,000 and $22,772,000 in brokered deposits at June 30, 2004 and December 31, 2003, respectively. Balances within the major deposit categories as of June 30, 2004 and December 31, 2003 are as follows:

	June 30, 2004	December 31, 2003
Noninterest-bearing demand deposits	$22,239,499	$19,084,520
Interest-bearing demand deposits	16,544,728	15,866,254
Savings deposits	24,400,184	18,217,378
Time deposits $100,000 and over	81,892,752	54,364,004
Other time deposits	32,389,206	31,882,795

	$177,466,369	$139,414,951

FIRST RELIANCE BANCSHARES, INC.

Item 2. Management’s Discussion and Analysis or Plan of Operation

The following discussion of financial condition as of June 30, 2004 compared to December 31, 2003, and the results of operations for the three and six months ended June 30, 2004 and 2003 should be read in conjunction with the condensed financial statements and accompanying footnotes appearing in this report.

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

FIRST RELIANCE BANCSHARES, INC.

Item 2. Management’s Discussion and Analysis or Plan of Operation - continued

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

Results of Operations

Net Interest Income

For the six months ended June 30, 2004, net interest income, the major component of our net income, was $3,981,987, compared to $2,721,551 for the same period of 2003, an increase of $1,260,436. For the three months ended June 30, 2004, net interest income was $2,107,278, compared to $1,425,723 for the comparable period of 2003. The rise in net interest income over the 2003 periods referenced were primarily attributable to increases in average earning assets and decreases on rates paid for deposits. The average rate realized on interest-earning assets decreased to 6.02% from 6.42%; however, average earning assets increased from $116,701,970 for the six months ended June 30, 2003 to $183,610,261 for the six months ended June 30, 2004. The average rate paid on interest-bearing liabilities decreased to 2.08% from 2.38% for the six month periods ended June 30, 2004 and 2003, respectively.

The net interest spread and net interest margin were 4.04% and 4.34%, respectively, for the six month period ended June 30, 2004, compared to 4.14% and 4.07%, respectively, for the six-month period ended June 30, 2003. For the quarter ended June 30, 2004, the net interest spread and net interest margin were 3.96% and 4.36%, respectively, as compared to 3.91% and 3.92%, respectively, for the quarter ended June 30, 2003.

FIRST RELIANCE BANCSHARES, INC.

Item 2. Management’s Discussion and Analysis or Plan of Operation - continued

Provision and Allowance for Loan Losses

The provision for loan losses is the charge to operating earnings that management feels is necessary to maintain the allowance for loan losses at an adequate level. For the six months ended June 30, 2004 and 2003, the provision was $478,262 and $248,067, respectively. For the three months ended June 30, 2004 and 2003, the provision for loan losses was $368,334 and $183,067, respectively. Nonperforming loans totaled $474,982 at June 30, 2004 and $187,640 at June 30, 2003. Classified loans increased from $1,133,361 at June 30, 2003 to $1,286,661 at June 30, 2004. Based on present information, management believes the allowance for loan losses is adequate at June 30, 2004 to meet presently known and inherent risks in the loan portfolio. The allowance for loan losses is 1.18% of total loans at June 30, 2004. There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. We maintain an allowance for loan losses based on, among other things, historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. Management’s judgment about the adequacy of the allowance is based upon a number of assumptions about future events, which it believes to be reasonable, but which may not prove to be accurate. Thus, there is a risk that charge-offs in future periods could exceed the allowance for loan losses or that substantial additional increases in the allowance for loan losses could be required. Additions to the allowance for loan losses would result in a decrease of our net income and, possibly, our capital.

Risk Elements in the Loan Portfolio

The following is a summary of risk elements in the loan portfolio:

	June 30, 2004	December 31, 2003
Loans:
Nonaccrual loans	$474,982	$—
Accruing loans more than 90 days past due	444,823	433,622

Loans identified by the internal review mechanism:
Criticized	3,002,385	2,455,334

Classified	1,286,661	1,225,625

Activity in the allowance for loan losses is as follows:

	June 30,
	2004	2003
Balance, January 1,	$1,752,282	$1,137,337
Provision for loan losses for the period	478,262	248,067
Net loans (charged-off) recovered for the period	(143,245)	(61,695)

Balance, end of period	$2,087,299	$1,323,709

Gross loans outstanding, end of period	$176,236,611	$108,104,238

Allowance for loan losses to loans outstanding	1.18%	1.22%

FIRST RELIANCE BANCSHARES, INC.

Item 2. Management’s Discussion and Analysis or Plan of Operation - continued

Noninterest Income

Total noninterest income for the six months ended June 30, 2004 was $1,124,290, an increase of $81,411 compared to $1,042,879 for the six months ended June 30, 2003. Total noninterest income for the quarter ended June 30, 2004 was $633,348, an increase of $87,036, or 15.93%, from $546,312 in the second quarter of 2003.

Service charge income increased $107,597 from the six months ended June 30, 2003 to the six months ended June 30, 2004 and $75,729 from the three months ended June 30, 2003 to the three months June 30, 2004. These increases were the result of increases in all categories of deposit accounts. Residential mortgage origination fees decreased from $440,405 to $242,623 for the six months ended June 30, 2004, compared to the six months ended June 30, 2003 and decreased from $235,527 to $143,618 for the three months ended June 30, 2004, compared to the three months ended June 30, 2003. Mortgage originations have decreased as rates have risen and less customers are refinancing their mortgages. Other charges, commissions and fees increased $88,085 to $189,574 for the six months ended June 30, 2004 when compared to the same period in 2003. This increase is due to several factors, including increased fees from ATM and debit cards, wire transfer fees, and rental income from a nearby building purchased and subsequently leased.

Noninterest Expense

Total noninterest expense for the first six months of 2004 was $3,826,134, an increase of $1,037,222, or 37.19%, when compared to the first six months of 2003. For the quarter ended June 30, 2004, noninterest expense was $2,030,832, an increase of $539,472, or 36.17%, over the comparable period of 2003. The primary reasons for the increase between the two periods were expenses associated with opening the new branch in Lexington and the addition of employees to support the growth of the Bank.

The primary component of noninterest expense is salaries and benefits, which were $2,233,323 and $1,546,850 for the six months ended June 30, 2004 and 2003, respectively and $1,161,727 and $803,190 for the three months ending June 30, 2004 and 2003, respectively. Since June 30, 2003, we have added several full time positions within the bank to meet the needs associated with our growth. Other operating expenses increased $112,346 for the six month period ending June 30, 2004, an increase of 11.10% over the related period in 2003. This increase was also due to certain expenses associated with our new branch in Lexington (which opened in June 2004) and our normal growth.

Income Taxes

For the six months ended June 30, 2004 and 2003, the effective income tax rate was 29.37% and 28.00%, respectively, and the income tax provision was $235,510 and $203,676, respectively. For the quarter ended June 30, 2004, the effective tax rate was 28.19%, compared to 26.74% for the second quarter of 2003. The increases in income taxes were the result of an increase in income before taxes for the periods presented.

Net Income

The combination of the above factors resulted in net income of $566,371 for the six months ended June 30, 2004, compared to $523,775 for the comparable period in 2003. For the quarter ended June 30, 2004, net income was $245,196, an increase of $27,157 when compared to the second quarter of 2003.

Assets and Liabilities

During the first six months of 2004, total assets increased $38,048,971, or 21.10%, when compared to December 31, 2003. The primary source of growth in assets was the increase of $36,847,547, or 26.44%, in loans receivable. Deposits increased $38,051,418, or 27.29%, to $177,466,369 as of June 30, 2004. The largest increase in deposits was in time deposits $100,000 and over, which increased $27,528,748, or 50.64%, to $81,892,752 at June 30, 2004. Advances from the Federal Home Loan Bank increased by $900,000 from December 31, 2003. These advances were used to fund our loan growth.

FIRST RELIANCE BANCSHARES, INC.

Item 2. Management’s Discussion and Analysis or Plan of Operation - continued

Investment Securities

Investment securities totaled $25,259,267 at June 30, 2004, compared to $28,743,992 at December 31, 2003. Investment securities totaling $24,018,542 were designated as available-for-sale. Nonmarketable equity securities totaled $1,240,725 at June 30, 2004.

Loans

Gross loans increased $36,847,547, or 26.44%, during the six months ended June 30, 2004. The largest increase in loans was in construction loans, which increased $8,962,656, or 48.86%, to $27,305,793 at June 30, 2004. Balances within the major loans receivable categories as of June 30, 2004 and December 31, 2003 are as follows:

	June 30, 2004	December 31, 2003
Mortgage loans on real estate:
Residential 1-4 family	$38,464,540	$31,343,019
Commercial	41,378,496	32,826,091
Construction	27,305,793	18,343,137
Second mortgages	5,680,104	5,124,025
Equity lines of credit	9,332,122	5,799,778

	122,151,055	93,436,050

Commercial and industrial	34,948,359	27,893,370
Consumer	13,063,482	13,199,988
Other	6,073,715	4,859,656

	$176,236,611	$139,389,064

Deposits

Total deposits increased $38,051,418, or 27.29%, from December 31, 2003 to $177,466,369 at June 30, 2004. The largest increase was in time deposits $100,000 and over, which increased $27,528,748, or 50.64%, to $81,892,752 at June 30, 2004. Expressed in percentages, noninterest-bearing deposits increased 16.53% and interest-bearing deposits increased 29.00%. The majority of this increase was due to an increase in brokered deposits from $22,772,000 at December 31, 2003 to $46,298,000 at June 30, 2004. Additionally, the Bank offered two rate specials on CD’s during this period.

Balances within the major deposit categories as of June 30, 2004 and December 31, 2003 are as follows:

	June 30, 2004	December 31, 2003
Noninterest-bearing demand deposits	$22,239,499	$19,084,520
Interest-bearing demand deposits	16,544,728	15,866,254
Savings deposits	24,400,184	18,217,378
Time deposits $100,000 and over	81,892,752	54,364,004
Other time deposits	32,389,206	31,882,795

	$177,466,369	$139,414,951

FIRST RELIANCE BANCSHARES, INC.

Item 2. Management’s Discussion and Analysis or Plan of Operation - continued

Advances from Federal Home Loan Bank

Advances from the Federal Home Loan Bank of Atlanta were $20,000,000 as of June 30, 2004. The following schedule summarizes the maturities:

Maturing on	Interest Rate	Principal
Daily Rate Credit	Variable	$3,000,000
01/16/05	2.24%	500,000
04/08/05	2.04	1,000,000
07/01/05	4.12	500,000
04/10/06	2.60	1,000,000
10/12/06	0.64	3,500,000
12/19/06	2.87	1,500,000
04/09/07	3.13	1,000,000
07/02/07	3.56	500,000
12/19/07	3.44	1,500,000
04/08/08	3.46	1,000,000
03/19/09	2.48	3,000,000
01/17/12	3.83	1,000,000
07/05/12	4.08	1,000,000

		$20,000,000

Liquidity

We meet our liquidity needs through scheduled maturities of loans and investments on the asset side and through pricing policies for interest-bearing deposit accounts on the liability side. The level of liquidity is measured by the loan-to-total funds ratio, which was at 88.31% at June 30, 2004 and 86.08% at December 31, 2003.

Securities available-for-sale, which totaled $24,018,542 at June 30, 2004, serve as a ready source of liquidity. We also have lines of credit available with correspondent banks to purchase federal funds for periods from one to seven days. At June 30, 2004, unused lines of credit totaled $23,000,000. We also have a line of credit to borrow funds from the Federal Home Loan Bank up to 20% of the Bank’s total assets, which gave us the ability to borrow up to $34,955,860 as of June 30, 2004. As of June 30, 2004, we had borrowed $20,000,000 on this line.

FIRST RELIANCE BANCSHARES, INC.

Item 2. Management’s Discussion And Analysis or Plan of Operation - continued

Capital Resources

Total shareholders’ equity increased $437,795 to $18,140,434 at June 30, 2004. This is the result of net income for the period of $566,371 and unrealized losses on securities available-for-sale of $410,663. In addition, we issued 29,600 shares of stock through our Employer Stock Ownership Plan which resulted in proceeds of $282,087.

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

The following table summarizes the Company’s risk-based capital at June 30, 2004:

Shareholders’ equity	$18,140,434
Less: unrealized losses on available-for-sale securities	(164,363)

Tier 1 capital	18,304,797

Plus: allowance for loan losses (1)	2,087,299

Total capital	20,392,096

Net risk-weighted assets	$17,932,000

Risk-based capital ratios
Tier 1 capital (to risk-weighted assets)	10.29%
Total capital (to risk-weighted assets)	11.46%
Tier 1 capital (to total average assets)	8.90%

(1)	Limited to 1.25% of gross risk-weighted assets

FIRST RELIANCE BANCSHARES, INC.

Item 2. Management’s Discussion And Analysis or Plan of Operation - continued

Off-Balance Sheet Risk

Through our operations, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At June 30, 2004, we had issued commitments to extend credit of $26,232,237 and standby letters of credit of $200,992 through various types of commercial lending arrangements. Approximately $20,074,900 of these commitments to extend credit had variable rates.

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at June 30, 2004.

(Dollars in thousands)	Within One Month	After One Through Three Months	After Three Through Twelve Months	Within One Year	Greater Than One Year	Total
Unused commitments to extend credit	$541	$835	$12,323	$13,699	$12,533	$26,232
Standby letters of credit	5	—	168	173	28	201

Total	$546	$835	$12,491	$13,872	$12,561	$26,433

We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.

Item 3. Controls and Procedures

As of the end of the period covered by this report, our management, including our Chief Executive Officer and Chief Financial Officer, reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiary) that is required to be included in our periodic filings with the Securities and Exchange Commission. There have been no changes in the Company’s internal control over financial reporting during the Company’s quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

FIRST RELIANCE BANCSHARES, INC.

Part II - Other Information

Item 1. Legal Proceedings

There are no material, pending legal proceedings to which the Company or its subsidiary is a party or of which any of their property is the subject.

Item 2. Changes in Securities

(a)	Not applicable
(b)	Not applicable
(c)	Not applicable
(d)	Not applicable
(e)	Not applicable

The information required for limitations upon payment of dividends is incorporated herein by reference to the Company’s annual report on Form 10-KSB, filed with the Securities and Exchange Commission for the year ended December 31, 2003.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

On June 17, 2004, the Company held its annual meeting of shareholders for the purpose of the following three proposals:

1). Election of Class C Directors to each serve a three-year term. 2). Ratification of Class B Director. 3). Proposed Amendment to increase First Reliance Bancshares, Inc. Articles of Incorporation to Increase the Number of Authorized Shares of Common Stock.

We have received 1,773,125 votes by proxy, representing or 71.0% of the shares of total stock outstanding at April 16,2004, The record date for the meeting. The following totals indicate the final vote tallies as to director elections:

	Votes For	Votes Against	Votes Withheld
A. Dale Porter	1,769,453	—	3,672
C. Dale Lusk	1,769,625	—	3,500
John M. Jebaily	1,765,490	—	7,635
A. Joe. Willis	1,769,425	—	3,700

In the same meeting, Jeffrey A. Paolucci was ratified as Class B Director for a two-year term. The following totals indicate the final vote tallies.

	Votes For	Votes Against	Votes Withheld
Jeffrey A. Paolucci	1,746,387	—	26,738

The Proposed Amendment to First Reliance Bancshares, Inc.’s Articles of Incorporation to Increase the Number of Authorized Shares of Common Stock was approved. The following totals indicate the final vote tallies.

	No. Of Votes	Percent of Outstanding Shares
For:	1,734,044	69.5%
Against:	26,775	1.1%
Abstain:	12,306	0.5%

FIRST RELIANCE BANCSHARES, INC.

Item 5. Other Information

None.

FIRST RELIANCE BANCSHARES, INC.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit Number	Exhibit
2.1	Plan of Reorganization and Exchange between First Reliance Bancshares, Inc. and First Reliance Bank (incorporated by reference to the Registrant’s current report on Form 8-K dated April 1, 2002).

3.1	Articles of Incorporation (incorporated by reference to the Registrant’s current report on Form 8-K dated April 1, 2002).

3.2	Bylaws (incorporated by reference to the Registrant’s current report on Form 8-K dated April 1, 2002).

4.1	See Articles of Incorporation at Exhibit 3.1 hereto and Bylaws at Exhibit 3.2 hereto.

10.1(a)	Executive Employment Agreement dated August 21, 2001 - F. R. Saunders, Jr. (incorporated by reference to Exhibit 10.4 to the Registrant’s quarterly report on Form 10-QSB for the quarter ended March 31, 2002).

10.1(b)	Amendment 1 to Executive Employment Agreement dated June 1, 2002 - F. R. Saunders, Jr. (incorporated by reference to Exhibit 10.5(b) to the Registrant’s quarterly report On Form 10-QSB for the quarter ended June 30, 2002).

10.2(a)	Executive Employment Agreement dated August 21, 2001 - A. Dale Porter (incorporated by reference to Exhibit 10.5 to the Registrant’s quarterly report on Form 10-QSB for the quarter ended March 31, 2002).

10.2(b)	Amendment 1 to Executive Employment Agreement dated June 1, 2002 - A. Dale Porter (incorporated by reference to Exhibit 10.6(b) to the Registrant’s quarterly report On Form 10-QSB for the quarter ended June 30, 2002).

10.3(a)	Executive Employment Agreement dated August 21, 2001 - Paul C. Saunders (incorporated by reference to Exhibit 10.6 to the Registrant’s quarterly report on Form 10-QSB for the quarter ended March 31, 2002).

10.3(b)	Amendment 1 to Executive Employment Agreement dated June 1, 2002 - Paul C. Saunders (incorporated by reference to Exhibit 10.7(b) to the Registrant’s quarterly report On Form 10-QSB for the quarter ended June 30, 2002).

10.4(a)	1999 First Reliance Bank Employee Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s quarterly report on Form 10-QSB for the quarter ended March 31, 2002).

10.4(b)	Amendment No. 1 to 1999 First Reliance Bank Employee Stock Option Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s quarterly report on Form 10-QSB for the quarter ended March 31, 2002).

10.4(c)	Amendment No. 2 to 1999 First Reliance Bank Employee Stock Option Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s quarterly report on Form 10-QSB for the quarter ended June 30, 2002).

10.4(d)	Employment Agreement dated April 23, 2003 - Thomas C. Ewart, Sr. (incorporated by reference to Exhibit 10.4(d) to the Registrant’s quarterly report on Form 10-KSB for the year ended December 31, 2002).

10.5	Employment Agreement dated September 27, 2002 - Jeffrey A. Paolucci (incorporated by reference to Exhibit 10.5 to the Registrant’s quarterly report on Form 10-KSB for the year ended December 31, 2002).

31.1	Certification pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended.

FIRST RELIANCE BANCSHARES, INC.

31.2	Certification pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Item 6. Exhibits and Reports on Form 8-K - continued

(b) Reports on Form 8-K. The following reports were filed on Form 8-K during the quarter ended June 30, 2004.

The Company filed a report on Form 8-K on April 9, 2004 to announce earnings for the quarter ended March 31, 2004.

FIRST RELIANCE BANCSHARES, INC.

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST RELIANCE BANCSHARES, INC.

	By:	/s/ F. R. SAUNDERS, JR.
F. R. Saunders, Jr.
President & Chief Executive Officer

Date: August 13, 2004	By:	/s/ JEFFERY A. PAOLUCCI
Jeffery A. Paolucci
Senior Vice President and Chief Financial Officer