Form 10QSB
period 2004-09-30
FIRST RELIANCE BANCSHARES INC
filed 2004-11-15
CIK 1172102

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2004

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

2,798,355 shares of common stock, $0.01 par value, as of October 31, 2004

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

FIRST RELIANCE BANCSHARES, INC.

FIRST RELIANCE BANCSHARES, INC.

Condensed Consolidated Balance Sheets

	September 30, 2004	December 31, 2003
	(Unaudited)	(Audited)
Assets
Cash and cash equivalents
Cash and due from banks	$4,078,010	$4,693,102
Federal funds sold	2,620,000	100,000

Total cash and cash equivalents	6,698,010	4,793,102

Securities available-for-sale	28,955,920	27,688,992
Nonmarketable equity securities	1,115,725	1,055,000

Total investment securities	30,071,645	28,743,992
Loans held for sale	1,742,151	971,627
Loans receivable	207,350,839	139,389,064
Less allowance for loan losses	(2,456,655)	(1,752,282)

Loans, net	204,894,184	137,636,782

Premises and equipment, net	5,900,265	5,796,819
Other real estate owned	673,528	279,393
Accrued interest receivable	1,222,019	949,663
Other assets	4,781,271	1,192,505

Total assets	$255,983,073	$180,363,883

Liabilities and Shareholders’ Equity
Liabilities
Deposits
Noninterest-bearing transaction accounts	$25,657,889	$19,084,520
Interest-bearing transaction accounts	16,438,391	15,866,254
Savings	39,915,189	18,217,378
Time deposits $100,000 and over	84,332,588	54,364,004
Other time deposits	42,619,224	31,882,795

Total deposits	208,963,281	139,414,951

Securities sold under agreement to repurchase	2,929,998	2,363,570
Federal funds purchased	—	1,043,000
Advances from Federal Home Loan Bank	20,000,000	19,100,000
Accrued interest payable	606,431	442,233
Other liabilities	1,014,687	297,490

Total liabilities	233,514,397	162,661,244

Shareholders’ Equity
Common stock, $.01 par value; 5,000,000 shares authorized, 2,798,355 and 2,466,660 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively	27,984	24,667
Capital surplus	18,785,525	15,106,070
Retained earnings	3,327,283	2,325,602
Accumulated other comprehensive income	327,884	246,300

Total shareholders’ equity	22,468,676	17,702,639

Total liabilities and shareholders’ equity	$255,983,073	$180,363,883

See notes to condensed consolidated financial statements.

FIRST RELIANCE BANCSHARES, INC.

Condensed Consolidated Statements of Income

(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2004	2003	2004	2003
Interest income:
Loans, including fees	$8,322,963	$5,388,990	$3,273,844	$2,042,202
Investment securities
Taxable	537,239	455,337	197,377	130,296
Nontaxable	297,062	267,116	94,869	90,513
Nonmarketable equity securities	26,310	11,390	9,582	5,347
Federal funds sold and other	2,313	31,217	285	3,051

Total	9,185,887	6,154,050	3,575,957	2,271,409

Interest expense:
Deposits	2,379,843	1,611,185	999,588	559,156
Advances from Federal Home Loan Bank	360,924	170,012	121,241	70,429
Other interest expense	13,064	14,217	5,059	4,739

Total	2,753,831	1,795,414	1,125,888	634,324

Net interest income	6,432,056	4,358,636	2,450,069	1,637,085
Provision for loan losses	846,762	541,067	368,500	293,000

Net interest income after provision for loan losses	5,585,294	3,817,569	2,081,569	1,344,085
Noninterest income:

Residential mortgage origination fees	407,008	649,973	164,385	209,568
Service charges on deposit accounts	895,291	692,457	337,912	242,675
Brokerage fees	103,728	24,632	21,561	5,346
Gain on sales of securities available for sale	3,808	2,990	1,105	2,990
Gain on sale of other real estate	5,447	—	5,447	—
Credit life insurance commissions	66,723	44,823	16,879	12,906
Other charges, commissions and fees	305,512	149,847	115,938	48,358

Total	1,787,517	1,564,722	663,227	521,843

Noninterest expenses:
Salaries and employee benefits	3,486,375	2,447,470	1,253,052	900,620
Occupancy expense	276,838	163,281	109,422	73,277
Furniture and equipment expense	446,168	240,370	145,146	100,339
Loss on sale of other real estate	—	9,502	—	7,223
Other operating expenses	1,736,941	1,504,802	612,568	495,054

Total	5,946,322	4,365,425	2,120,188	1,576,513

Income before income taxes	1,426,489	1,016,866	624,608	289,415
Income tax expense	424,808	279,187	189,298	75,511

Net income	$1,001,681	$737,679	$435,310	$213,904

Earnings per share
Average shares outstanding	2,492,197	2,023,613	2,501,237	2,466,660
Basic earnings per share	$0.40	$0.36	$0.17	$0.09
Diluted earnings per share	$0.37	$0.35	$0.16	$0.09

See notes to condensed consolidated financial statements.

FIRST RELIANCE BANCSHARES, INC.

Condensed Consolidated Statements of Shareholders’ Equity and Comprehensive Income

For the nine months ended September 30, 2004 and 2003

(Unaudited)

	Common Stock		Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance, December 31, 2002	1,448,830	$14,488	$7,091,562	$1,309,803	$228,325	$8,644,178
Net income for the period				737,659		737,659
Other comprehensive income, net of tax benefit of $33,460					(60,950)	(60,950)

Comprehensive income						676,729

Proceeds from stock issuance	1,007,430	10,074	8,049,364			8,059,438
Costs associated with stock offering			(86,753)			(86,753)
Exercise of stock options	10,400	104	51,896			52,000

Balance, September 30, 2003	2,466,660	$24,667	$15,106,070	$2,047,482	$167,375	$17,345,592

Balance, December 31, 2003	2,466,660	$24,667	$15,106,070	$2,325,602	$246,300	$17,702,639
Net income for the period				$1,001,681		$1,001,681
Other comprehensive income, net of tax expense of $42,027					81,584	81,584

Comprehensive income						1,083,265

Issuance of shares to ESOP	33,400	334	317,967			318,301
Proceeds from stock issuance	298,295	2,983	3,427,410			3,430,393
Costs associated with stock offering			(65,922)			(65,922)

Balance, September 30, 2004	2,798,355	$27,984	$18,785,525	$3,327,283	$327,884	$22,468,676

See notes to condensed consolidated financial statements.

FIRST RELIANCE BANCSHARES, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net income	$1,001,681	$737,679
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Provision for loan losses	846,762	541,067
Depreciation and amortization expense	543,381	322,466
Accretion and premium amortization	54,774	155,468
Disbursements from mortgages held-for-sale	(18,253,922)	(28,370,939)
Proceeds from sale of mortgages held-for-sale	17,483,399	29,156,687
Deferred income tax provision	(83,613)	(93,985)
Gains on sale of securities available-for-sale	(3,808)	(2,990)
Losses on sales of other real estate	—	(9,502)
Increase in interest receivable	(272,356)	(39,123)
Increase in interest payable	164,198	52,919
Increase in other assets	(3,712,191)	(356,394)
Increase in other liabilities	717,196	694,653

Net cash provided (used) by operating activities	(1,514,499)	2,788,006

Cash flows from investing activities:
Net increase in loans made to customers	(68,627,725)	(49,477,543)
Purchases of securities available-for-sale	(7,197,566)	(5,480,420)
Maturities of securities available-for-sale	3,695,095	5,289,059
Proceeds on sales of securities available-for-sale	2,308,188	1,096,473
Purchases of nonmarketable equity securities	(185,725)	(645,600)
Proceeds on sales of nonmarketable equity securities	125,000	—
Proceeds on sales of other real estate	129,426	56,210
Purchases of premises and equipment	(481,816)	(2,055,365)

Net cash used by investing activities	(70,235,123)	(51,217,186)

Cash flows from financing activities:
Net increase in deposits	69,548,330	2,047,260
Net decrease in federal funds purchased	(1,043,000)	—
Net increase in securities sold under agreements to repurchase	566,428	576,158
Advances from the Federal Home Loan Bank	900,000	8,000,000
Proceeds from issuance of shares to ESOP	318,301	—
Proceeds from stock issuance	3,430,393	8,059,438
Stock issuance costs	(65,922)	(86,753)
Proceeds from the exercise of stock options	—	52,000

Net cash provided by financing activities	73,654,530	43,648,103

Net increase (decrease) in cash and cash equivalents	1,904,908	(4,781,077)
Cash and cash equivalents, beginning of period	4,793,102	6,645,927

Cash and cash equivalents, end of period	$6,698,010	$1,864,850

Cash paid during the period for:
Income taxes	$337,097	$241,494

Interest	$2,589,633	$1,742,495

See notes to condensed consolidated financial statements.

FIRST RELIANCE BANCSHARES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 - Basis of Presentation

The accompanying financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures, which would substantially duplicate those contained in the most recent annual report to shareholders. The financial statements as of September 30, 2004 and for the interim periods ended September 30, 2004 and 2003 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. The financial information as of December 31, 2003 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in First Reliance Bancshares, Inc.’s 2003 Annual Report on Form 10-KSB.

Note 2 - Recently Issued Accounting Pronouncements

No recent authoritative pronouncements that affect accounting, reporting, and disclosure of financial information by us have occurred during the quarter ending September 30, 2004, other than the items described below.

In November 2003, the Emerging Issues Task Force (“EITF”) reached a consensus that certain quantitative and qualitative disclosures should be required for debt and marketable equity securities classified as available for sale or held to maturity under SFAS No. 115 and SFAS No. 124 that are impaired at the balance sheet date but for which other-than-temporary impairment has not been recognized. Accordingly EITF issued EITF No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” This issue addresses the meaning of other-than-temporary impairment and its application to investments classified as either available for sale or held to maturity under SFAS No. 115 and provides guidance determining the amount of impairment and additional quantitative and qualitative disclosures. The guidance for determining the amount of impairment was scheduled to be effective for periods ending after June 15, 2004, but has been delayed indefinitely pending implementation guidance by the FASB. The disclosure provisions of EITF No. 03-1 were effective for fiscal years ending after December 15, 2003. Adopting the disclosure provisions of EITF No. 03-1 did not have any impact on the Company’s financial position or results of operations.

In March 2004, the FASB issued an exposure draft on “Share-Based Payment”. The proposed Statement addresses the accounting for transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. This proposed Statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and generally would require instead that such transactions be accounted for using a fair-value-based method. This Statement, if approved, was scheduled to be effective for awards that are granted, modified, or settled in fiscal years beginning after a) December 15, 2004 for public entities and nonpublic entities that used the fair-value-based method of accounting under the original provisions of Statement 123 for recognition or pro forma disclosure purposes and b) December 15, 2005 for all other nonpublic entities. On October 16, 2004, the FASB delayed the effective date of this proposal by six months and anticipates it will be effective for by the third quarter of 2005. Retrospective application of this Statement is not permitted. The adoption of this Statement, if approved, could have an impact on the Company’s financial position or results of operations.

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

	Nine Months Ended September 30,
	2004	2003
Net income, as reported	$1,001,681	$737,679
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(177,963)	(64,293)

Pro forma net income	$823,718	$673,386

Earnings per share:
Basic - as reported	$0.40	$0.36

Basic - pro forma	$0.33	$0.33

Diluted - as reported	$0.37	$0.35

Diluted - pro forma	$0.31	$0.32

	Three Months Ended September 30,
	2004	2003
Net income, as reported	$435,310	$213,904
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(59,321)	(36,912)

Pro forma net income	$375,489	$176,992

Earnings per share:
Basic - as reported	$0.17	$0.09

Basic - pro forma	$0.15	$0.07

Diluted - as reported	$0.16	$0.09

Diluted - pro forma	$0.14	$0.07

FIRST RELIANCE BANCSHARES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 4 - Earnings Per Share

A reconciliation of the numerators and denominators used to calculate basic and diluted earnings per share for the three and nine month periods ended September 30, 2004 and 2003 are as follows:

	Nine Months Ended September 30, 2004
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per share
Income available to common shareholders	$1,001,681	2,492,197	$0.40

Effect of dilutive securities
Stock options	—	186,041

Diluted earnings per share
Income available to common shareholders plus assumed conversions	$1,001,681	2,678,238	$0.37

	Nine Months Ended September 30, 2003
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per share
Income available to common shareholders	$737,679	2,023,612	$0.36

Effect of dilutive securities
Stock options	—	57,114

Diluted earnings per share
Income available to common shareholders plus assumed conversions	$737,679	2,080,726	$0.35

	Three Months Ended September 30, 2004
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per share
Income available to common shareholders	$435,310	2,501,237	$0.17

Effect of dilutive securities
Stock options	—	199,837

Diluted earnings per share
Income available to common shareholders plus assumed conversions	$435,310	2,701,074	$0.16

	Three Months Ended September 30, 2003
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per share
Income available to common shareholders	$213,904	2,466,660	$0.09

Effect of dilutive securities
Stock options	—	37,934

Diluted earnings per share
Income available to common shareholders plus assumed conversions	$213,904	2,504,594	$0.09

FIRST RELIANCE BANCSHARES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 5 - Comprehensive Income

Comprehensive income includes net income and other comprehensive income, which is defined as nonowner related transactions in equity. The following table sets forth the amounts of other comprehensive income included in equity along with the related tax effects for the nine month and three month periods ended September 30, 2004 and 2003:

	Nine Months Ended September 30, 2004
	Pre-tax Amount	(Expense) Benefit	Net-of-tax Amount
Unrealized gains (losses) on securities
Unrealized holding gains (losses) arising during the period	$127,419	$(43,322)	$84,097
Less reclassification adjustment for gains realized in net income	(3,808)	1,295	(2,513)

Net unrealized gains (losses) on securities	123,611	(42,027)	81,584

Other comprehensive income	$123,611	$(42,027)	$81,584

	Nine Months Ended September 30, 2003
	Pre-tax Amount	(Expense) Benefit	Net-of-tax Amount
Unrealized gains (losses) on securities
Unrealized holding gains (losses) arising during the period	$(92,593)	$33,557	$(59,036)
Less reclassification adjustment for gains realized in net income	(2,990)	1,076	(1,914)

Net unrealized gains (losses) on securities	(95,583)	34,633	(60,950)

Other comprehensive income	$(95,583)	$34,633	$(60,950)

	Three Months Ended September 30, 2004
	Pre-tax Amount	(Expense) Benefit	Net-of-tax Amount
Unrealized gains (losses) on securities
Unrealized holding gains (losses) arising during the period	$746,933	$(253,957)	$492,976
Less reclassification adjustment for gains realized in net income	(1,105)	376	(729)

Net unrealized gains (losses) on securities	745,828	(253,581)	492,247

Other comprehensive income	$745,828	$(253,581)	$492,247

	Three Months Ended September 30, 2003
	Pre-tax Amount	(Expense) Benefit	Net-of-tax Amount
Unrealized gains (losses) on securities
Unrealized holding gains (losses) arising during the period	$469,192	$(159,687)	$309,505
Less reclassification adjustment for gains realized in net income	(2,990)	1,076	(1,914)

Net unrealized gains (losses) on securities	466,202	(158,611)	307,591

Other comprehensive income	$466,602	$(158,611)	$307,591

Accumulated other comprehensive income consists solely of the unrealized gains and losses on securities available-for-sale, net of the deferred tax effects.

FIRST RELIANCE BANCSHARES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 6 - Advances from the Federal Home Loan Bank

Advances from the Federal Home Loan Bank of Atlanta were $20,000,000 as of September 30, 2004. Of this amount, the following have scheduled maturities greater than one year:

Maturing on	Interest Rate	Principal
04/10/06	2.60%	1,000,000
10/12/06	2.66	3,500,000
12/19/06	2.87	1,500,000
04/09/07	3.13	1,000,000
12/19/07	3.44	1,500,000
07/02/07	3.56	500,000
04/08/08	3.46	1,000,000
03/19/09	2.48	3,000,000
01/17/12	3.83	1,000,000
07/05/12	4.08	1,000,000

		$15,000,000

FIRST RELIANCE BANCSHARES, INC.

Item 2.	Management’s Discussion and Analysis or Plan of Operation

The following is a discussion of our financial condition as of September 30, 2004 compared to December 31, 2003, and the results of operations for the three and nine months ended September 30, 2004 and 2003. These comments should be read in conjunction with our condensed financial statements and accompanying footnotes appearing in this report.

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

Results of Operations

Net Interest Income

For the nine months ended September 30, 2004, net interest income totaled $6,432,056, an increase of $2,073,420, or 47.57%, as compared to $4,358,636 for the nine months ended September 30, 2003. Total interest income for the nine months ended September 30, 2004 was $9,185,887, or 49.27% greater than the same period of the preceding year. The main component of interest income was generated from loans, including fees, which totaled $8,322,963 and $5,388,990 for the nine months ended September 30, 2004 and 2003, respectively. This increase is a result of the significant growth in our loan portfolio as a result of our expansion into the Lexington market as well as continued growth in the Florence market. In addition, interest income on taxable securities totaled $537,239 for the nine months ended September 30, 2004, an increase of $81,902 from the same period of the preceding year. This income was partially offset by interest expense on deposit accounts of $2,379,843 in 2004 and $1,611,185 in 2003. The net interest margin, which is net interest income divided by average earning assets, realized on earning assets was 4.11% and 3.43% for the nine month periods ending September 30, 2004 and September 30, 2003, respectively, and the interest rate spread was 3.80% and 3.34% during the same periods.

For the three months ended September 30, 2004, net interest income increased $812,984 to $2,450,069, compared to $1,637,085 for the three months ended September 30, 2003. Total interest income for the three months ended September 30, 2004 was $3,575,957, or $1,304,548 greater than the same period of the preceding year. Interest income totaling $3,273,844 was generated from loans, including fees for the three months ended September 30, 2004, which is 60.31% higher than for the third quarter of 2003. This increase is a result of the significant growth in our loan portfolio as a result of our expansion into the Lexington market as well as continued growth in the Florence market. In addition, interest income on investment securities totaled $292,246 for the three months ended September 30, 2004 and $220,809 for the three months ended September 30, 2003. This income was partially offset by interest expense on deposit accounts of $999,588 for the period in 2004 and $559,156 in 2003. The interest rate environment had a significant impact on our interest earned on assets and the costs paid for liabilities.

FIRST RELIANCE BANCSHARES, INC.

Item 2.	Management’s Discussion And Analysis or Plan of Operation - continued

Provision and Allowance for Loan Losses

The provision for loan losses is the charge to operating earnings that management feels is necessary to maintain the allowance for loan losses at an adequate level. For the nine months ended September 30, 2004 and September 30, 2003, the provision for loan losses charged to expense was $846,762 and $541,067, respectively. For the three months ended September 30, 2004, the provision charged to expense was $368,500 as compared to $293,000 for the three months ended September 30, 2003. The allowance for loan losses was 1.18% of total loans at September 30, 2004 and was 1.22% of total loans as of September 30, 2003. There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. The Bank maintains an allowance for loan losses based on, among other things, historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. Based on present information, management believes the allowance for loan losses is adequate at September 30, 2004 to meet presently known and inherent risks in the loan portfolio. Management’s judgment about the adequacy of the allowance is based upon a number of assumptions about future events, which it believes to be reasonable, but which may not prove to be accurate. Thus, there is a risk that charge-offs in future periods could exceed the allowance for loan losses or that substantial additional increases in the allowance for loan losses could be required. Additions to the allowance for loan losses would result in a decrease of our net income and, possibly, the Bank’s capital.

Risk Elements in the Loan Portfolio

The following is a summary of risk elements in the loan portfolio:

	September 30, 2004	December 31, 2003
Loans:
Nonaccrual loans	$266,932	$—
Accruing loans more than 90 days past due	549,976	433,622
Loans identified by the internal review mechanism:
Criticized	3,670,847	2,455,334
Classified	995,292	1,225,625

Activity in the allowance for loan losses is as follows:

	September 30,
	2004	2003
Balance, January 1,	$1,752,282	$1,137,337
Provision for loan losses for the period	846,762	541,067
Net loans (charged-off) recovered for the period	(142,389)	(91,672)

Balance, end of period	$2,456,655	$1,586,732

Gross loans outstanding, end of period	$207,350,839	$129,919,162

Allowance for loan losses to loans outstanding	1.18%	1.22%

Noninterest Income

Noninterest income during the nine months ended September 30, 2004 was $1,787,517 as compared to $1,564,722 for the first nine months of 2003. The primary source of this income was from service charges on deposit accounts, which totaled $895,291 for the nine months ended September 30, 2004, compared to $692,457 for the nine months ended September 30, 2003. Income from service charges increased as a result of the growth in deposits over the two periods. In addition, other charges, commissions and fees totaled $305,512 for the nine months ended September 30, 2004, an increase of $155,655, or 103.88%, over the same period of the preceding year. The primary reason for this increase was $97,801 from income in the new bank-owned life insurance policies. Noninterest income during the three months ended September 30, 2004 and September 30, 2003 was $663,227 and $521,843, respectively. The primary source of this income was from service charges on deposit accounts, which totaled $337,912 during the three months ended September 30, 2004. This represents an increase of $95,237 or 39.24%, over the $242,675 in service charges recognized during the third quarter of 2003. Increases in various sources of noninterest income was partially offset by decreases in residential mortgage origination fees due to fewer mortgage refinancings during 2004.

FIRST RELIANCE BANCSHARES, INC.

Item 2.	Management’s Discussion And Analysis or Plan of Operation - continued

Noninterest Expense

Total noninterest expense for the nine months ended September 30, 2004, was $5,946,322. Total noninterest expense for the nine months ended September 30, 2003 was $4,365,425. The increase of $1,580,897 was primarily attributable to salaries and employee benefits, which comprised the largest portion of these expenses totaling $3,486,375 and $2,447,470 for the nine months ending September 30, 2004 and 2003, respectively. The increase in salaries was primarily a result of the opening of our new branch office in Lexington, South Carolina, and an increase in full time equivalent employees between the two periods. In addition, other operating expenses totaled $1,736,941 for the nine months ended September 30, 2004, as compared to $1,504,802 for the same period in 2003. Furniture and equipment expense increased $205,798 from $240,370 for the nine months ended September 30, 2003 to $446,168 for the same period in 2004. Other operating expenses and furniture and equipment expenses increased primarily as a result of the opening of our new branch office in Lexington, South Carolina.

Total noninterest expense for the three months ended September 30, 2004 and September 30, 2003 was $2,120,188 and $1,576,513, respectively. Salaries and employee benefits totaled $1,253,052 for the three months ended September 30, 2004, an increase of 39.13% as compared to the same period in the prior year. In addition, other operating expenses totaled $612,568 and $495,054, respectively, for the three months ended September 30, 2004 and 2003. Furniture and equipment expenses totaled $145,146 and $100,339, respectively, for the three months ended September 30, 2004 and 2003. Increases in all categories of noninterest expense, over the two periods, is related to the opening of the new Lexington branch office and the overall growth of the Bank.

Income Taxes

The income tax provision for the nine months and three months ended September 30, 2004 was $424,808 and $189,298, respectively. The income tax provision for the nine months and three months ended September 30, 2003 was $279,187 and $75,511, respectively. The income tax provisions for 2004 were based on effective tax rates of 29.78% and 30.31% for the nine months ended September 30, 2004 and for the three months ended September 30, 2004, respectively.

Net Income

The combination of the above factors resulted in net income for the nine months ended September 30, 2004 and September 30, 2003 of $1,001,681 and $737,679, respectively. The increase in net income is due to increases in both net interest income and noninterest income. The increase in volume of loans and decrease in cost of funds were the primary factors for the increased income. The combination of the above factors resulted in net income for the quarter ended September 30, 2004 and September 30, 2003 of $435,310 and $213,904, respectively.

Assets and Liabilities

During the first nine months of 2004, total assets increased $75,619,190, or 41.93%, when compared to December 31, 2003. The primary source of growth in assets was the increase of $67,961,775, or 48.76%, in loans receivable. Deposits increased $69,548,330, or 49.89%, to $208,963,281 as of September 30, 2004. The largest increase in deposits was in time deposits greater than $100,000, which increased $29,698,584, or 54.36%, to $84,332,588 at September 30, 2004. Advances from the Federal Home Loan Bank increased by $900,000 from December 31, 2003. These advances were used to fund our loan growth. The growth in assets and liabilities was partially attributable to the opening of our new Lexington branch in the second quarter of 2004.

Investment Securities

Investment securities totaled $30,071,645 at September 30, 2004, as compared to $28,743,992 at December 31, 2003. Investment securities totaling $28,955,920 were designated as available for sale. Nonmarketable equity securities totaled $1,115,725 at September 30, 2004.

FIRST RELIANCE BANCSHARES, INC.

Item 2.	Management’s Discussion And Analysis or Plan of Operation - continued

Loans

Net loans increased $67,257,402, or 48.87%, during the first nine months of September 2004. The largest increase was in commercial loans, which increased from $32,826,091 at December 31, 2003 to $52,624,928 at September 30, 2004. This represents an increase of $19,798,837, or 60.31%, from December 31, 2003 to September 30, 2004. Balances within the major loans receivable categories as of September 30, 2004 and December 31, 2003 are as follows:

	September 30, 2004	December 31, 2003
Mortgage loans on real estate:
Residential 1-4 family	$40,896,842	$31,343,019
Commercial	52,624,928	32,826,091
Construction	34,054,243	18,343,137
Second mortgages	5,811,369	5,124,025
Equity lines of credit	11,956,454	5,799,778

	145,343,836	93,436,050

Commercial and industrial	43,225,312	27,893,370
Consumer	13,537,684	13,199,988
Other	5,244,007	4,859,656

	$207,350,839	$139,389,064

Deposits

Total deposits increased $69,548,330, or 49.89%, from December 31, 2003. The largest increase was in time deposits greater than $100,000, which increased $29,698,584, or 54.36%, to $84,332,588 at September 30, 2004. Expressed in percentages, noninterest-bearing deposits increased 34.44% and interest-bearing deposits increased 52.34%. Time deposits less than $100,000 and over consists of $44,092,000 and $22,607,082 at September 30, 2004 and December 31, 2003, respectively.

Balances within the major deposit categories as of September 30, 2004 and December 31, 2003 are as follows:

	September 30, 2004	December 31, 2003
Noninterest-bearing demand deposits	$25,657,889	$19,084,520
Interest-bearing demand deposits	16,438,391	15,866,254
Savings deposits	39,915,189	18,217,378
Time deposits $100,000 and over	84,332,588	54,364,004
Other time deposits	42,619,224	31,882,795

	$208,963,281	$139,414,951

FIRST RELIANCE BANCSHARES, INC.

Item 2.	Management’s Discussion And Analysis or Plan of Operation - continued

Advances from Federal Home Loan Bank

Advances from the Federal Home Loan Bank of Atlanta were $20,000,000 as of September 30, 2004. The following schedule summarizes the maturities:

Maturing on	Interest Rate	Principal
Daily Rate Credit	Variable	$3,000,000
01/16/05	2.24%	500,000
04/08/05	2.04	1,000,000
07/01/05	4.12	500,000
04/10/06	2.60	1,000,000
10/12/06	2.66	3,500,000
12/19/06	2.87	1,500,000
04/09/07	3.13	1,000,000
07/02/07	3.56	500,000
12/19/07	3.44	1,500,000
04/08/08	3.46	1,000,000
03/19/09	2.48	3,000,000
01/17/12	3.83	1,000,000
07/05/12	4.08	1,000,000

		$20,000,000

Liquidity

Our liquidity needs are met through scheduled maturities of loans and investments on the asset side and through pricing policies on the liability side for interest-bearing deposit accounts and advances from Federal Home Loan Bank. The level of liquidity is measured by the loan-to-total funds ratio, which was at 89.41% at September 30, 2004 and 86.08% at December 31, 2003.

Securities available-for-sale, which totaled $28,955,920 at September 30, 2004, serve as a ready source of liquidity. We also have lines of credit available with correspondent banks to purchase federal funds for periods from one to seven days. At September 30, 2004, unused lines of credit totaled $26,000,000. Based on qualifying collateral reports filed on a quarterly basis with the Federal Home Loan Bank, we also have a line of credit to borrow funds from the Federal Home Loan Bank of up to $45,396,205 as of September 30, 2004. As of September 30, 2004, we had borrowed $20,000,000.

Capital Resources

Total shareholders’ equity increased $4,766,037 to $22,468,676 at September 30, 2004. This increase is primarily the result of a stock offering completed during the third quarter which raised approximately $3,364,471 in capital and from net income of the period of $1,001,681. The additional capital will be used to fund our growth in the Lexington market and for other general corporate and operating purposes.

The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum ratios of Tier 1 and total capital as a percentage of assets and off-balance-sheet exposures, adjusted for risk weights ranging from 0% to 100%. Tier 1 capital of the Company consists of common stockholders’ equity, excluding the unrealized gain or loss on securities available-for-sale, minus certain intangible assets. The Company’s Tier 2 capital consists of the allowance for loan losses subject to certain limitations. Total capital for purposes of computing the capital ratios consists of the sum of Tier 1 and Tier 2 capital. The regulatory minimum requirements are 4% for Tier 1 and 8% for total risk-based capital.

FIRST RELIANCE BANCSHARES, INC.

Item 2.	Management’s Discussion And Analysis or Plan of Operation - continued

Capital Resources - continued

The following table summarizes the Company’s risk-based capital at September 30, 2004:

Shareholders’ equity	$22,468,676
Less: unrealized gain on available-for-sale securities	327,884

Tier 1 capital	22,140,793
Plus: allowance for loan losses (1)	2,456,655

Total capital	24,597,448

Net risk-weighted assets	$206,921,000

Risk-based capital ratios
Tier 1 capital (to risk-weighted assets)	10.70%
Total capital (to risk-weighted assets)	11.89%
Tier 1 capital (to total average assets)	9.16%

(1)	Limited to 1.25% of gross risk-weighted assets

Off-Balance Sheet Risk

Through its operations, the Bank has made contractual commitments to extend credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to the Bank’s customers at predetermined interest rates for a specified period of time. At September 30, 2004, the Bank had issued commitments to extend credit of $27,022,000 and standby letters of credit of $428,000 through various types of commercial lending arrangements. Approximately $20,269,000 of these commitments to extend credit have variable rates.

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at September 30, 2004.

(Dollars in thousands)	Within One Month	After One Through Three Months	After Three Through Twelve Months	Within One Year	Greater Than One Year	Total
Unused commitments to extend credit	$935	$2,072	$9,428	$12,435	$14,587	$27,022
Standby letters of credit	40	—	263	303	125	428

Total	$975	$2,072	$9,691	$12,738	$14,712	$27,450

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

As of the end of the period covered by this report, our management, including our Chief Executive Officer and Chief Financial Officer, reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiary) that is required to be included in our periodic filings with the Securities and Exchange Commission. There have been no changes in the Company’s internal control over financial reporting during the Company’s quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.	Other Information

Not applicable.

FIRST RELIANCE BANCSHARES, INC.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit Number	Exhibit
2.1	Plan of Reorganization and Exchange between First Reliance Bancshares, Inc. and First Reliance Bank (incorporated by reference to the Registrant’s current report on Form 8-K dated April 1, 2002).

3.1	Articles of Incorporation (incorporated by reference to the Registrant’s current report on Form 8-K dated April 1, 2002).

3.2	Bylaws (incorporated by reference to the Registrant’s current report on Form 8-K dated April 1, 2002).

4.1	See Articles of Incorporation at Exhibit 3.1 hereto and Bylaws at Exhibit 3.2 hereto.

10.1(a)	Executive Employment Agreement dated August 21, 2001—F. R. Saunders, Jr. (incorporated by reference to Exhibit 10.4 to the Registrant’s quarterly report on Form 10-QSB for the quarter ended March 31, 2002).

10.1(b)	Amendment 1 to Executive Employment Agreement dated June 1, 2002—F. R. Saunders, Jr. (incorporated by reference to Exhibit 10.5(b) to the Registrant’s quarterly report On Form 10-QSB for the quarter ended June 30, 2002).

10.2(a)	Executive Employment Agreement dated August 21, 2001— A. Dale Porter (incorporated by reference to Exhibit 10.5 to the Registrant’s quarterly report on Form 10-QSB for the quarter ended March 31, 2002).

10.2(b)	Amendment 1 to Executive Employment Agreement dated June 1, 2002—A. Dale Porter (incorporated by reference to Exhibit 10.6(b) to the Registrant’s quarterly report On Form 10-QSB for the quarter ended June 30, 2002).

10.3(a)	Executive Employment Agreement dated August 21, 2001—Paul C. Saunders (incorporated by reference to Exhibit 10.6 to the Registrant’s quarterly report on Form 10-QSB for the quarter ended March 31, 2002).

10.3(b)	Amendment 1 to Executive Employment Agreement dated June 1, 2002—Paul C. Saunders (incorporated by reference to Exhibit 10.7(b) to the Registrant’s quarterly report On Form 10-QSB for the quarter ended June 30, 2002).

10.4(a)	1999 First Reliance Bank Employee Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s quarterly report on Form 10-QSB for the quarter ended March 31, 2002).

10.4(b)	Amendment No. 1 to 1999 First Reliance Bank Employee Stock Option Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s quarterly report on Form 10-QSB for the quarter ended March 31, 2002).

10.4(c)	Amendment No. 2 to 1999 First Reliance Bank Employee Stock Option Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s quarterly report on Form 10-QSB for the quarter ended June 30, 2002).

10.4(d)	Employment Agreement dated April 23, 2003—Thomas C. Ewart, Sr.

10.5	Employment Agreement dated September 27, 2002—Jeffrey A. Paolucci (incorporated by reference to Exhibit 10.5 to the Registrant’s quarterly report on Form 10-KSB for the year ended December 31, 2002).

10.6	First Reliance Bancshares, Inc. 2003 Stock Incentive Plan

10.7	Form of stock option award under First Reliance Bancshares, Inc. 2003 Stock Incentive

31.1	Certification pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K - The Company filed a Form 8-K on July 9, 2004 reporting earnings for the period ending June 30, 2004.

FIRST RELIANCE BANCSHARES, INC.

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

	By:	/s/ F. R. SAUNDERS, JR.
F. R. Saunders, Jr.
President & Chief Executive Officer

Date: November 10, 2004	By:	/s/ JEFFERY A. PAOLUCCI
Jeffery A. Paolucci
Senior Vice President and Chief Financial Officer