Form 10KSB
period 2004-12-31
FIRST RELIANCE BANCSHARES INC
filed 2005-03-31
CIK 1172102

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For fiscal year ended December 31, 2004

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or a information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

State issuer’s revenues for its most recent fiscal year: $ 15,670,004

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant is $40,209,472 based on a price of $12.55 per share, the price at which the stock was traded on December 31, 2004, which is the last trade management is aware of prior to fiscal year-end.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 3,219,369 as of March 1, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Annual Report to Shareholders for the fiscal year ended December 31, 2004 are incorporated by reference into Parts I and II.

Portions of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders, to be held on June 16, 2005, are incorporated by reference into Part III.

Transitional Small Business Disclosure format (check one):    Yes  ☐    No  ☒

FIRST RELIANCE BANCSHARES, INC. AND SUBSIDIARY

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

PART I

ITEM 1. BUSINESS

General

The Company was incorporated under the laws of the State of South Carolina on April 12, 2001 to be the holding company for First Reliance Bank (the “Bank”), and acquired all of the shares of the Bank on April 1, 2002 in a statutory share exchange. The Bank, a South Carolina banking corporation, is the Company’s only subsidiary, and the Company conducts no business other than through its ownership of the Bank. The Company has no indirect subsidiaries or special purpose entities. The Bank commenced operations in August 1999 and currently operates out of its main office and two branch offices. The Bank serves the Florence, Lexington, and Charleston, South Carolina areas as an independent, community-oriented commercial bank emphasizing high-quality, responsive and personalized service. The Bank provides a broad range of consumer and commercial banking services, concentrating on individuals and small and medium-sized businesses desiring a high level of personalized services.

Marketing Focus

The Bank advertises aggressively, using popular forms of media and direct mail, to target market segments and emphasizes the Bank’s substantial local ownership, community bank nature, locally oriented operations and ability to provide prompt, knowledgeable and personalized service.

Location and Service Area

The executive or main office facilities of the Company and the Bank are located at 2170 W. Palmetto Street, Florence, South Carolina 29501. The Bank also has branches located at 411 Second Loop Road, Florence, South Carolina and 709 North Lake Drive, Lexington, South Carolina. The Bank’s primary market areas are the Cities of Florence and Lexington and the surrounding areas of Florence and Lexington Counties, South Carolina.

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

First Reliance Bank opened a branch office at 709 North Lake Drive, Lexington, South Carolina in 2004. Lexington County had an estimated population in 2003 of 226,528. The primary market area is the City of Lexington and the surrounding areas of Lexington County, South Carolina. Lexington County is centrally located in the Midlands of South Carolina just outside the capital city in Columbia and is bordered by Richland, Newberry, Saluda, Aiken, Orangeburg and Calhoun Counties. Lexington County has a number of large employers, including, Westinghouse Electric Corporation, Michelin North America, Mack Trucks, Inc.-Winnsboro Assembly Opera, Amick Farms, Inc., and Bose Corporation. Lexington County is a major transportation crossroads for the Midlands with I-26, I-77 and I-20 bordering or running through the county. The Columbia Metropolitan Airport is located in Lexington County, just 10 miles from the town of Lexington, and is the Southeastern hub for United Parcel Service. The principal components of the economy of Lexington County are the wholesale and retail trade sector, the manufacturing sector, the government sector, the services sector and the financial, insurance and real estate sector.

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

The Bank seeks to promote continuous long-term relationships. Because management of the Bank is located in Florence and Lexington, South Carolina, all credit and related decisions are made locally, which facilitates prompt responses by persons familiar with the borrower’s local business environment.

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

As of December 31, 2004, the classification of the commercial loans of the Bank and the respective percentage of the Bank’s total loan portfolio of each are as follows:

Description	Total Outstanding as of December 31, 2004	Percentage of Total Loan Portfolio
Loans to finance agricultural production and other farm loans	$9,355.12	0%

Commercial and industrial loans	$47,890,104.06	19.98%

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

As of December 31, 2004, the classification of the consumer loans of the Bank and the respective percentage of the Bank’s total loan portfolio of each are as follows:

Description	Total Outstanding as of December 31, 2004	Percentage of Total Loan Portfolio
Individuals (household, personal, single pay, installment and other)	$12,528,011.88	5.23%
Individuals (household, family, personal credit cards and overdraft protection)	$1,403,120.99	0.59%
All other consumer loans	$767,771.97	0.32%

The risks associated with consumer lending are largely related to economic conditions and increase during economic downturns. Other major risk factors relating to consumer loans include high debt to income ratios and poor loan-to-value ratios. All of the consumer loans set forth above require a debt service income ratio of no greater than 36% based on gross income.

The Bank’s lending activities are subject to a variety of lending limits imposed by federal law. Under South Carolina law, loans by the Bank to a single customer may not exceed 10% of the Bank’s unimpaired capital, except that by two-thirds vote of the directors of the Bank such limit may be increased to 15% of the Bank’s unimpaired capital. The Bank’s Board of Directors has approved that increase in its lending limit. Based on the Bank’s unimpaired capital as of December 31, 2004, the Bank’s lending limit to a single customer is approximately $4.1 million. Even with the increase, the size of the loans that the Bank is able to offer to potential customers is less than the size of the loans that the Bank’s competitors with larger lending limits are able to offer. This limit affects the ability of the Bank to seek relationships with the area’s larger businesses. However, the Bank may request other banks to participate in loans to customers when requested loan amounts exceed the Bank’s legal lending limit.

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

As of December 31, 2004, the classification of the mortgage loans of the Bank and the respective percentage of the Bank’s total loan portfolio of each are as follows:

Description	Total Amount as of December 31, 2004	Percentage of Total Loan Portfolio
Secured by non-farm, non-residential properties	$63,188,726.01	26.36%
Construction and land development	39,023,384.70	16.28%
Farmland (including farm residential and other improvements)	2,177,325.46	0.91%

Description	Total Amount as of December 31, 2004	Percentage of Total Loan Portfolio
Revolving, open end loans secured by 1-4 family extended under line of credit	14,179,437.17	5.92%
All other loans secured by 1-4 family residential (1st lien)	50,429,754.07	21.04%
All other loans secured by 1-4 family residential (junior lien)	5,311,537.37	2.22%
Secured by multi-family (5 or more) residential properties – condos and apartments	2,786,453.32	1.15%

Of the loan types listed above, commercial real estate loans are generally the most risky because they are the most difficult to liquidate and often involve environmental issues that must be resolved before closing. Construction loans also involve risks due to weather delays and cost overruns.

The Bank generates additional fee income by selling most of its mortgage loans in the secondary market and cross-selling its other products and services to its mortgage customers. In 2004, the Bank sold mortgage loans in a total amount of approximately $31,697,270 or 21.78% of the total number of mortgage loans originated by the Bank.

All FHA, VA and State Housing loans sold by the Bank involve the right to recourse. The FHA and VA loans are subject to recourse if the loan shows 60 days or more past due in the first 4 months or goes in to foreclosure within the first 12 months. The State Housing loans are subject to recourse if the loan becomes delinquent prior to purchase by State Housing or if final documentation is not delivered within 90 days of purchase. All investors have a right to require the Bank to repurchase a loan in the event the loan involved fraud. In 2004, of the 267 loans sold by the Bank, 13 were FHA or VA loans and 65 were State Housing loans. Such loans represented 22.9% of the dollar volume or 30.3% of the total number of loans sold by the Bank in 2004.

In addition, an increase in interest rates may decrease the demand for consumer and commercial credit, including real estate loans. Interest rates have been at historically low levels in recent years, and the Mortgage Bankers Association of America has predicted that residential mortgage loan originations will decrease in 2005 primarily due to an anticipated decrease in refinancings of mortgages. Residential mortgage originations generated $504 thousand, or 3.22%, of our gross revenue in 2004. We expect to originate fewer real estate loans. Accordingly, a period of rising interest rates could negatively affect our residential mortgage origination business.

Other Banking Services. First Reliance Bank focuses heavily on personal customer service and offers a full range of financial services. Personal products include checking and savings accounts, money market accounts, CDs and IRAs, and personal mortgage loans, while business products include checking and savings accounts, commercial lending services, money market accounts, and a new deposit courier service. In September 2004, the Company began offering Wholesale Mortgage Services and Title Insurance Services. In December of 2004, the company began offering business customers a courier service. The Company also provides Internet banking, electronic bill paying services and an overdraft privilege to its customers. The Company’s stock is traded on the OTC Bulletin Board under the symbol “FSRL”. Information about the Company is available on our website at http://firstreliance.com.

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

Competition

The Bank faces strong competition for deposits, loans and other financial services from numerous other banks, thrifts, credit unions, other financial institutions and other entities that provide financial services, some of which are not subject to the same degree of regulation as the Bank. Because South Carolina law permits statewide branching by banks and savings and loan associations, many financial institutions in the state have branch networks. In addition, subject to certain conditions, South Carolina law permits interstate banking. Reflecting this opportunity provided by law plus the growth prospects of the Florence and Lexington markets, all of the five largest (in terms of local deposits) commercial banks in our market are branches of or affiliated with regional or super-regional banks.

As of June 30, 2004, 18 banks and five savings institutions operated 106 offices within Florence and Lexington Counties. All of these institutions aggressively compete for business in the Bank’s market area. Most of these competitors have been in business for many years, have established customer bases, are substantially larger than the Bank, have substantially higher lending limits than the Bank has and are able to offer certain services, including trust and international banking services, that the Bank is able to offer only through correspondents, if at all.

The Bank attempts to compete by providing its customers with high-quality, prompt and knowledgeable personalized service at competitive rates, which is a combination that the Bank believes customers generally find lacking at larger institutions. The Bank also attempts to offer a wide variety of financial products and services at fees that are competitive with other financial institutions.

Employees

The Bank currently has 86 full-time employees and 5 part-time employee. The executive officers of the Company are the only officers of the Company, but they receive no compensation from the Company. The Company has no employees.

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

The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. Total capital consists of two components, Tier 1 Capital and Tier 2 Capital. Tier 1 Capital generally consists of common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and other specified intangible assets. Tier 1 Capital must equal at least 4% of risk-weighted assets. Tier 2 Capital generally consists of subordinated debt, other preferred stock, and a limited amount of loan loss reserves. The total amount of Tier 2 Capital is limited to 100% of Tier 1 Capital. At December 31, 2004, our ratio of total capital to risk-weighted assets was 12.52% and our ratio of Tier 1 Capital to risk-weighted assets was 11.36%.

In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve’s risk-based capital measure for market risk. All other bank holding companies generally are required to maintain a leverage ratio of at least 4%. At December 31, 2004, our leverage ratio was 10.11%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without reliance on intangible assets. The Federal Reserve considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities.

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

Consumer Credit Reporting

On December 4, 2003, President Bush signed the Fair and Accurate Credit Transactions Act, amending the federal Fair Credit Reporting Act. These amendments to the Fair Credit Reporting Act (the “Amendments”) became effective in 2004.

The Amendments include, among other things:

•	requirements for financial institutions to develop policies and procedures to identify potential identity theft and, upon the request of a consumer, place a fraud alert in the consumer’s credit file stating that the consumer may be the victim of identity theft or other fraud;

•	consumer notice requirements for lenders that use consumer report information in connection with risk-based credit pricing programs;

•	for entities that furnish information to consumer reporting agencies (which would include the Bank), requirements to implement procedures and policies regarding the accuracy and integrity of the furnished information and regarding the correction of previously furnished information that is later determined to be inaccurate; and

•	a requirement for mortgage lenders to disclose credit scores to consumers.

The Amendments also prohibit a business that receives consumer information from an affiliate from using that information for marketing purposes unless the consumer is first provided a notice and an opportunity to direct the business not to use the information for such marketing purposes (the “opt-out”), subject to certain exceptions. We do not share consumer information among our affiliated companies for marketing purposes, except as allowed under exceptions to the notice and opt-out requirements.

Anti-Terrorism and Money Laundering Legislation

The Bank is subject to the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (the “USA PATRIOT Act”), the Bank Secrecy Act, and rules and regulations of the Office of Foreign Assets Control (the “OFAC”). These statutes and related rules and regulations impose requirements and limitations on specified financial transactions and account relationships, intended to guard against money laundering and terrorism financing. The Bank has established a customer identification program pursuant to Section 326 of the USA PATRIOT Act and the Bank Secrecy Act., and otherwise have implemented policies and procedures to comply with the foregoing rules.

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

In addition to the federal and state laws noted above, South Carolina adopted, effective January 1, 2004, laws imposing restrictions and procedural requirements on mortgage loans classified as “high-cost home loans” and on the “flipping” of consumer home loans. As drafted, these laws generally apply to most mortgage loans made in South Carolina. The Bank has implemented procedures necessary to comply with these new laws.

Selected Statistical Information

The selected statistical information required by Item 1 is included in the Company’s 2004 Annual Report to Shareholders, which is Exhibit 13.1 to this Report, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and is incorporated herein by reference.

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

On June 17, 2004, the Bank opened a branch at 709 North Lake Drive in Lexington, South Carolina. The Lexington branch facility, which is owned by the Bank, is located on approximately one acre of land and contains approximately 2,000 square feet.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) The response to this Item 5(a) is included in the Company’s 2004 Annual Report to Shareholders under the heading, “Market for First Reliance Bancshares, Inc.’s Common Stock; Payment of Dividends,” and is incorporated herein by reference.

(b) Not Applicable

(c) Issuer Purchases of Equity Securities

The following table sets forth information regarding the Company’s purchases of its common stock on a monthly basis during 2004.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Appropriate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October	0	n/a	0	0
November	200	$11.99	0	0
December	400	$12.50	0	0

Total	600	$12.33	0	0

All shares repurchased by the Company during 2004 were made in a series of unsolicited private transactions and were not effected from or through a broker or dealer or through an inter-dealer quotation system.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The response to this Item is included in the Company’s 2004 Annual Report to Shareholders under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and is incorporated herein by reference.

ITEM 7. FINANCIAL STATEMENTS

The following financial statements are included in the Company’s 2004 Annual Report to Shareholders, and are incorporated herein by reference:

• Report of Independent Certified Public Accountants

• Financial Statements:

1.	Consolidated Balance Sheets dated as of December 31, 2004 and 2003.

2.	Consolidated Statements of Income for the Years Ended December 31, 2004 and 2003.

3.	Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income for the Years Ended December 31, 2004 and 2003.

4.	Consolidated Statements of Cash Flows for the Years Ended December 31, 2004 and 2003.

5.	Notes to Consolidated Financial Statements.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable

ITEM 8A. CONTROLS AND PROCEDURES

As of the end of the period covered by this Annual Report on Form 10-K, our principal executive officer and principal financial officer have evaluated the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”). Disclosure Controls, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Our management, including the CEO and CFO, does not expect that our Disclosure Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based upon their controls evaluation, our CEO and CFO have concluded that our Disclosure Controls are effective at a reasonable assurance level.

There have been no changes in our internal controls over financial reporting during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

Not Applicable.

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

The remaining information for this Item is included in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on June 16, 2005, under the headings “Proposal: Election of Directors”, “Security Ownership of Certain Beneficial Owners and Management” and “Section 16(a) Beneficial Ownership Reporting Compliance” and are incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION

The responses to this Item are included in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on June 16, 2005, under the heading “Compensation of Executive Officers and Directors” and are incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table provides information regarding compensation plans under which equity securities of the Company are authorized for issuance. All data is presented as of December 31, 2004.

Equity Compensation Plan Table

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	398,118	$6.49	73,682
Equity compensation plans not approved by security holders	10,945	$10.35	N/A
Total	409,063	$6.59	73,682

The equity compensation plans not approved by our shareholders consist of non-qualified option grants to four employees of the Company to purchase a total of 10,945 shares of the Company’s common stock. Each of the awards provide that half of the granted options vest on the second anniversary of the grant, with the remaining half vesting on the third anniversary of the grant. Additionally, each option provides that the grant becomes fully vested upon a change-in-control of the Company. Each option award provides for the expiration of the option on the tenth anniversary of the grant date or in the event the employee leaves the Company. The table below breaks down the exercise prices of the non-qualified options that have been granted by the Company.

Price	Number of Options
$9.32	2,800
$10.25	3,145
$11.00	5,000

The additional responses to this Item are included in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on June 16, 2005, under the heading “Security Ownership of Certain Beneficial Owners and Management” and are incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The responses to this Item are included in the Company’s Proxy Statement for the Annual Meeting of Shareholders held on June 16, 2005, under the headings “Related Party Transactions” and “Compensation of Executive Officers and Directors” and are incorporated herein by reference.

ITEM 13. EXHIBITS, LISTS AND REPORTS ON FORM 10-KSB

Exhibits

Exhibit Number	Exhibit
2.1	Plan of Reorganization and Exchange between First Reliance Bancshares, Inc. and First Reliance Bank (incorporated by reference to the Registrant’s current report on Form 8-K dated April 1, 2002).

3.1	Articles of Incorporation (incorporated by reference to the Registrant’s current report on Form 8-K dated April 1, 2002).

3.2	Bylaws (incorporated by reference to the Registrant’s current report on Form 8-K dated April 1, 2002).

4.1	See Articles of Incorporation at Exhibit 3.1 hereto and Bylaws at Exhibit 3.2 hereto.

10.1(a)*	Executive Employment Agreement dated August 21, 2001 - F. R. Saunders, Jr. (incorporated by reference to Exhibit 10.4 to the Registrant’s quarterly report on Form 10-QSB for the quarter ended March 31, 2002).

10.1(b)*	Amendment 1 to Executive Employment Agreement dated June 1, 2002 - F. R. Saunders, Jr. (incorporated by reference to Exhibit 10.5(b) to the Registrant’s quarterly report on Form 10-QSB for the quarter ended June 30, 2002).

10.2(a)*	Executive Employment Agreement dated August 21, 2001 - A. Dale Porter (incorporated by reference to Exhibit 10.5 to the Registrant’s quarterly report on Form 10-QSB for the quarter ended March 31, 2002).

10.2(b)*	Amendment 1 to Executive Employment Agreement dated June 1, 2002 - A. Dale Porter (incorporated by reference to Exhibit 10.6(b) to the Registrant’s quarterly report On Form 10-QSB for the quarter ended June 30, 2002).

10.3(a)*	Executive Employment Agreement dated August 21, 2001 - Paul C. Saunders (incorporated by reference to Exhibit 10.6 to the Registrant’s quarterly report on Form 10-QSB for the quarter ended March 31, 2002).

10.3(b)*	Amendment 1 to Executive Employment Agreement dated June 1, 2002 - Paul C. Saunders (incorporated by reference to Exhibit 10.7(b) to the Registrant’s quarterly report On Form 10-QSB for the quarter ended June 30, 2002).

10.4(a)*	1999 First Reliance Bank Employee Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s quarterly report on Form 10-QSB for the quarter ended March 31, 2002).

10.4(b)*	Amendment No. 1 to 1999 First Reliance Bank Employee Stock Option Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s quarterly report on Form 10-QSB for the quarter ended March 31, 2002).

10.4(c)*	Amendment No. 2 to 1999 First Reliance Bank Employee Stock Option Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s quarterly report on Form 10-QSB for the quarter ended June 30, 2002).

10.5*	Employment Agreement dated September 27, 2002 - Jeffrey A. Paolucci (incorporated by reference to Exhibit 10.5 to the Registrant’s annual report on Form 10-KSB for the year ended December 31, 2002).

10.6*	First Reliance Bancshares, Inc. 2003 Stock Incentive Plan (incorporated by reference to Appendix A to the Registrants definitive proxy statement for the Annual Meeting of Shareholders held on June 19, 2003, as filed on April 23, 2003.)

10.7*	Employment Agreement dated April 23, 2003, by and between First Reliance Bank and Thomas C. Ewart, Sr. (incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2003).

13.1	First Reliance Bancshares, Inc. 2004 Annual Report to Shareholders. Except with respect to those portions specifically incorporated by reference into this Report, the Company’s 2004 Annual Report to Shareholders is not deemed to be filed as part of this Report.

21.1	Subsidiaries of First Reliance Bancshares, Inc. (incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2003).

23.1	Consent of Elliott Davis, LLC

24.1	Power of Attorney (appears on the signature pages to this Annual Report on Form 10-KSB).

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contract or compensatory plan or arrangement

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The responses to this Item are included in the Company Proxy Statement for the Annual Meeting of Shareholders to be held on June 16, 2005, under the heading “Independent Registered Public Accounting Firm” and are incorporated herein by reference.

FIRST RELIANCE BANCSHARES, INC. AND SUBSIDIARY

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST RELIANCE BANCSHARES, INC.

By:	/s/ F. R. Saunders, Jr.
F. R. Saunders, Jr.
President and Chief
Executive Officer

Date:	March 17, 2005

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

Signature	Title	Date
/s/ F. R. Saunders, Jr. F. R. Saunders, Jr.	Director, President and Chief Executive Officer (Principal Executive Officer)	March 17, 2005
/s/ Paul C. Saunders	Director	March 17, 2005
Paul C. Saunders /s/ A. Dale Porter	Director	March 17, 2005
A. Dale Porter /s/ Leonard A. Hoogenboom	Chairman of the Board	March 17, 2005
Leonard A. Hoogenboom /s/ John M. Jebaily	Director	March 17, 2005
John M. Jebaily

Signature	Title	Date
/s/ Andrew G. Kampiziones	Director	March 17, 2005
Andrew G. Kampiziones /s/ C. Dale Lusk	Director	March 17, 2005
C. Dale Lusk /s/ T. Daniel Turner	Director	March 17, 2005
T. Daniel Turner /s/ A. Joe Willis	Director	March 17, 2005
A. Joe Willis /s/ Jeffrey A. Paolucci	Director, Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 17, 2005
Jeffrey A. Paolucci

FIRST RELIANCE BANCSHARES, INC. AND SUBSIDIARY

EXHIBIT INDEX

Exhibits

Exhibit Number	Exhibit
2.1	Plan of Reorganization and Exchange between First Reliance Bancshares, Inc. and First Reliance Bank (incorporated by reference to the Registrant’s current report on Form 8-K dated April 1, 2002).

3.1	Articles of Incorporation (incorporated by reference to the Registrant’s current report on Form 8-K dated April 1, 2002).

3.2	Bylaws (incorporated by reference to the Registrant’s current report on Form 8-K dated April 1, 2002).

4.1	See Articles of Incorporation at Exhibit 3.1 hereto and Bylaws at Exhibit 3.2 hereto.

10.1(a)*	Executive Employment Agreement dated August 21, 2001 - F. R. Saunders, Jr. (incorporated by reference to Exhibit 10.4 to the Registrant’s quarterly report on Form 10-QSB for the quarter ended March 31, 2002).

10.1(b)*	Amendment 1 to Executive Employment Agreement dated June 1, 2002 - F. R. Saunders, Jr. (incorporated by reference to Exhibit 10.5(b) to the Registrant’s quarterly report on Form 10-QSB for the quarter ended June 30, 2002).

10.2(a)*	Executive Employment Agreement dated August 21, 2001 - A. Dale Porter (incorporated by reference to Exhibit 10.5 to the Registrant’s quarterly report on Form 10-QSB for the quarter ended March 31, 2002).

10.2(b)*	Amendment 1 to Executive Employment Agreement dated June 1, 2002 - A. Dale Porter (incorporated by reference to Exhibit 10.6(b) to the Registrant’s quarterly report On Form 10-QSB for the quarter ended June 30, 2002).

10.3(a)*	Executive Employment Agreement dated August 21, 2001 - Paul C. Saunders (incorporated by reference to Exhibit 10.6 to the Registrant’s quarterly report on Form 10-QSB for the quarter ended March 31, 2002).

10.3(b)*	Amendment 1 to Executive Employment Agreement dated June 1, 2002 - Paul C. Saunders (incorporated by reference to Exhibit 10.7(b) to the Registrant’s quarterly report On Form 10-QSB for the quarter ended June 30, 2002).

10.4(a)*	1999 First Reliance Bank Employee Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s quarterly report on Form 10-QSB for the quarter ended March 31, 2002).

10.4(b)*	Amendment No. 1 to 1999 First Reliance Bank Employee Stock Option Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s quarterly report on Form 10-QSB for the quarter ended March 31, 2002).

10.4(c)*	Amendment No. 2 to 1999 First Reliance Bank Employee Stock Option Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s quarterly report on Form 10-QSB for the quarter ended June 30, 2002).

10.5*	Employment Agreement dated September 27, 2002 - Jeffrey A. Paolucci (incorporated by reference to Exhibit 10.5 to the Registrant’s annual report on Form 10-KSB for the year ended December 31, 2002).

10.6*	First Reliance Bancshares, Inc. 2003 Stock Incentive Plan (incorporated by reference to Appendix A to the Registrants definitive proxy statement for the Annual Meeting of Shareholders held on June 19, 2003, as filed on April 23, 2003.)

10.7*	Employment Agreement dated April 23, 2003, by and between First Reliance Bank and Thomas C. Ewart, Sr. (incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2003).

13.1	First Reliance Bancshares, Inc. 2004 Annual Report to Shareholders. Except with respect to those portions specifically incorporated by reference into this Report, the Company’s 2004 Annual Report to Shareholders is not deemed to be filed as part of this Report.

21.1	Subsidiaries of First Reliance Bancshares, Inc. (incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2003).

23.1	Consent of Elliott Davis, LLC

24.1	Power of Attorney (appears on the signature pages to this Annual Report on Form 10-KSB).

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contract or compensatory plan or arrangement