Form 10QSB
period 2005-03-31
FIRST RELIANCE BANCSHARES INC
filed 2005-05-16
CIK 1172102

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2005

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

3,229,369 shares of common stock, par value $0.01 per share, as of April 30, 2005

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

FIRST RELIANCE BANCSHARES, INC.

FIRST RELIANCE BANCSHARES, INC.

Condensed Consolidated Balance Sheets

	March 31, 2005	December 31, 2004
	(Unaudited)	(Audited)
Assets
Cash and cash equivalents:
Cash and due from banks	$5,972,453	$3,803,535
Federal funds sold	7,595,000	1,042,000

Total cash and cash equivalents	13,567,453	4,845,535

Securities available-for-sale	28,142,501	28,567,666
Nonmarketable equity securities	2,469,600	1,714,700

Total investment securities	30,612,101	30,282,366

Loans held for sale	1,331,952	1,332,890

Loans receivable	275,681,928	238,362,092
Less allowance for loan losses	(2,954,120)	(2,758,225)

Loans, net	272,727,808	235,603,867

Premises and equipment, net	7,159,172	5,891,402
Accrued interest receivable	1,500,645	1,458,673
Other real estate owned	342,509	320,598
Cash surrender value life insurance	3,451,582	3,415,582
Other assets	1,877,637	1,819,970

Total assets	$332,570,859	$284,970,883

Liabilities and Shareholders’ Equity
Liabilities
Deposits
Noninterest-bearing transaction accounts	$31,877,012	$27,560,581
Interest-bearing transaction accounts	17,380,363	15,525,590
Savings	64,522,914	46,299,198
Time deposits $100,000 and over	96,003,028	93,975,912
Other time deposits	51,299,038	42,132,546

Total deposits	261,082,355	225,493,827

Securities sold under agreement to repurchase	3,195,332	3,061,903
Advances from Federal Home Loan Bank	39,000,000	27,900,000
Accrued interest payable	689,868	742,017
Other liabilities	993,355	414,487

Total liabilities	304,960,910	257,612,234

Shareholders’ Equity
Common stock, $0.01 par value; 20,000,000 shares authorized, 3,229,369 and 3,203,942 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	32,294	32,039
Capital surplus	23,597,787	23,428,034
Treasury stock	(9,896)	(7,396)
Retained earnings	4,049,900	3,664,301
Accumulated other comprehensive income (loss)	(60,136)	241,671

Total shareholders’ equity	27,609,949	27,358,649

Total liabilities and shareholders’ equity	$332,570,859	$284,970,883

See notes to condensed consolidated financial statements.

FIRST RELIANCE BANCSHARES, INC.

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Interest income
Loans, including fees	$4,305,702	$2,356,597
Investment securities
Taxable	194,124	190,413
Nontaxable	125,971	101,147
Federal funds sold and other	7,713	1,395

Total	4,632,970	2,649,552

Interest expense
Deposits	1,337,825	651,697
Advances from Federal Home Loan Bank	239,502	117,958
Federal funds purchased and securities sold under agreements to repurchase	15,135	5,188

Total	1,592,462	774,843

Net interest income	3,040,508	1,874,709

Provision for loan losses	172,552	109,928

Net interest income after provision for loan losses	2,867,956	1,764,781

Noninterest income
Residential mortgage origination fees	152,774	99,005
Service charges on deposit accounts	328,605	248,387
Brokerage fees	31,002	30,297
Gain (loss) on sale of other real estate	(30,025)	—
Credit life insurance commissions	7,661	22,879
Other charges, commissions and fees	115,493	90,374

Total	605,510	490,942

Noninterest expenses
Salaries and benefits	1,706,080	1,071,596
Occupancy expense	158,395	76,857
Furniture and equipment expense	174,218	143,488
Other operating expenses	876,265	503,361

Total	2,914,958	1,795,302

Income before taxes	558,508	460,421

Income tax provision	172,909	139,247

Net income	$385,599	$321,174

Basic earnings per share	$.12	$.13
Diluted earnings per share	$.11	$.13

See notes to condensed consolidated financial statements.

FIRST RELIANCE BANCSHARES, INC.

Condensed Consolidated Statements of Shareholders’ Equity and Comprehensive Income

For the Three Months Ended March 31, 2005 and 2004

(Unaudited)

	Common Stock		Capital surplus	Treasury stock	Retained earnings	Accumulated other comprehensive income	Total
	Shares	Amount
Balance, December 31, 2003	2,466,660	$24,667	$15,106,070	$—	$2,325,602	$246,300	$17,702,639
Net income					321,174		321,174
Other comprehensive income, net of tax expense of $93,926						182,329	182,329

Comprehensive income							503,503

Issuance of stock	27,900	279	265,607				265,886

Balance, March 31, 2004	$2,494,560	$24,946	$15,371,677	$—	$2,646,776	$428,629	$18,472,028

Balance, December 31, 2004	$3,203,942	$32,039	$23,428,034	$(7,396)	$3,664,301	$241,671	$27,358,649
Net income					385,599		385,599
Other comprehensive loss, net of tax benefit of ($155,474)						(301,807)	(301,807)

Comprehensive income							83,792

Issuance of shares to ESOP	5,427	55	69,953				70,008

Treasury Stock				(2,500)			(2,500)
Exercise of stock options	20,000	200	99,800				100,000

Balance, March 31, 2005	3,229,369	$32,294	$23,597,787	$(9,896)	$4,049,900	$(60,136)	$27,609,949

See notes to condensed consolidated financial statements.

FIRST RELIANCE BANCSHARES, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net income	$385,599	$321,174
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	172,552	(49,908)
Depreciation and amortization expense	152,225	130,460
Writedown of other real estate owned	51,787	—
Discount accretion and premium amortization	21,491	27,314
Deferred income tax benefit	(5,087)	(205,772)
Decrease in interest receivable	(41,972)	117,420
Increase in interest payable	(52,149)	88,587
Disbursements for loans held for sale	(8,137,389)	(5,076,584)
Proceeds from loans held for sale	8,138,327	4,313,967
Decrease (increase) in other assets	66,896	(2,961,810)
Increase (decrease) in other liabilities	578,868	88,515

Net cash provided(used) by operating activities	1,309,657	(3,206,637)

Cash flows from investing activities:
Purchases of securities available-for-sale	(1,188,954)	—
Net increase in loans receivable	(37,415,565)	(11,783,481)
Maturities of securities available-for-sale	1,135,345	1,379,505
Sales of other real estate owned	45,374	—
Purchase of Federal Home Loan Bank stock	(754,900)	(65,000)
Proceeds from disposal of premises, furniture, and equipment	17,595	—
Purchases of premises and equipment	(1,398,504)	(122,359)

Net cash used by investing activities	(39,577,204)	(10,591,335)

Cash flows from financing activities:
Net increase in demand deposits, interest-bearing transaction accounts and savings accounts	24,394,920	2,992,970
Net increase (decrease) in certificates of deposit and other time deposits	11,193,608	10,073,242
Net increase (decrease) in securities sold under agreements to repurchase	133,429	(118,810)
Advances from the Federal Home Loan Bank	11,100,000	1,300,000
Proceeds from issuance of shares to ESOP	70,008	—
Purchase of treasury stock	(2,500)	—
Federal funds purchased	—	(1,043,000)
Proceeds from the exercise of stock options	100,000	—
Proceeds from issuance of stock	—	265,886

Net cash provided by financing activities	46,989,465	13,470,288

Net increase (decrease) in cash and cash equivalents	8,721,918	(327,684)

Cash and cash equivalents, beginning	4,845,535	4,793,102

Cash and cash equivalents, end	$13,567,453	$4,465,418

Cash paid during the period for:
Income taxes	$155,476	$90,136

Interest	$1,644,611	$686,256

See notes to condensed consolidated financial statements.

FIRST RELIANCE BANCSHARES, INC.

Notes to Condensed Consolidated Financial Statements

Note 1 - Basis of Presentation

The accompanying financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit certain disclosures, which would appear in audited annual financial statements. The financial statements as of March 31, 2005 and for the interim periods ended March 31, 2005 and 2004 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. The financial information as of December 31, 2004 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in First Reliance Bancshares, Inc.’s 2004 audited financial statements in Form 10-KSB.

Note 2 - Recently Issued Accounting Pronouncements

The following is a summary of recent authoritative pronouncements that affect accounting, reporting, and disclosure of financial information by the Company:

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”). SFAS No. 123(R) will require companies to measure all employee stock-based compensation awards using a fair value method and record such expense in its financial statements. In addition, the adoption of SFAS No. 123(R) requires additional accounting and disclosure related to the income tax and cash flow effects resulting from share-based payment arrangements. SFAS No. 123(R) is effective beginning as of the first annual reporting period beginning after December 15, 2005. The Company is currently evaluating the impact that the adoption of SFAS No. 123(R) will have on its financial position, results of operations and cash flows.

In April 2005, the Securities and Exchange Commission’s Office of the Chief Accountant and its Division of Corporation Finance has released Staff Accounting Bulletin (SAB) No. 107 to provide guidance regarding the application of FASB Statement No.123 (revised 2004), Share-Based Payment. Statement No.123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SAB 107 provides interpretive guidance related to the interaction between Statement No. 123R and certain SEC rules and regulations, as well as the staff’s views regarding the valuation of share-based payment arrangements for public companies. SAB 107 also reminds public companies of the importance of including disclosures within filings made with the SEC relating to the accounting for share-based payment transactions, particularly during the transition to Statement No. 123R.

In December 2003, the FASB issued FIN No. 46 (revised), “Consolidation of Variable Interest Entities” (“FIN No. 46(R)”), which addresses consolidation by business enterprises of variable interest entities. FIN No. 46(R) requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns, or both. FIN No. 46(R) also requires disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. FIN No. 46(R) provides guidance for determining whether an entity qualifies as a variable interest entity by considering, among other considerations, whether the entity lacks sufficient equity or its equity holders lack adequate decision-making ability. The consolidation requirements of FIN No. 46(R) applied immediately to variable interest entities created after January 31, 2003. The consolidation requirements applied to the Company’s existing variable interest entities in the first reporting period ending after December 15, 2004. Certain of the disclosure requirements applied to all financial statements issued after December 31, 2003, regardless of when the variable interest entity was established. The adoption of FIN No. 46(R) did not have any impact on the Company’s financial position or results of operations.

FIRST RELIANCE BANCSHARES, INC.

Notes to Condensed Consolidated Financial Statements

Note 2 - Recently Issued Accounting Pronouncements, continued

In November 2003, the Emerging Issues Task Force (“EITF”) reached a consensus that certain quantitative and qualitative disclosures should be required for debt and marketable equity securities classified as available for sale or held to maturity under SFAS No. 115 and SFAS No. 124 that are impaired at the balance sheet date but for which other-than-temporary impairment has not been recognized. Accordingly the EITF issued EITF No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” This issue addresses the meaning of other-than-temporary impairment and its application to investments classified as either available for sale or held to maturity under SFAS No. 115 and provides guidance on quantitative and qualitative disclosures. The disclosure requirements of EITF No. 03-1 are effective for annual financial statements for fiscal years ending after June 15, 2004. The effective date for the measurement and recognition guidance of EITF No. 03-1 has been delayed. The FASB staff has issued a proposed Board-directed FASB Staff Position (“FSP”), FSP EITF 03-1-a, “Implementation Guidance for the Application of Paragraph 16 of Issue No. 03-1.” The proposed FSP would provide implementation guidance with respect to debt securities that are impaired solely due to interest rates and/or sector spreads and analyzed for other-than-temporary impairment under the measurement and recognition requirements of EITF No. 03-1. The delay of the effective date for the measurement and recognition requirements of EITF No. 03-1 will be superseded concurrent with the final issuance of FSP EITF 03-1-a. Adopting the disclosure provisions of EITF No. 03-1 did not have any impact on the Company’s financial position or results of operations.

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

	Three Months Ended March 31,
	2005	2004
Net income, as reported	$385,599	$321,174
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	366,619	48,263

Pro forma net income	$18,980	$272,911

Earnings per share:
Basic - as reported	$0.12	$0.13

Basic - pro forma	$0.01	$0.10

Diluted - as reported	$0.11	$0.13

Diluted - pro forma	$0.01	$0.10

FIRST RELIANCE BANCSHARES, INC.

Notes to Condensed Consolidated Financial Statements

Note 4 - Earnings Per Share

A reconciliation of the numerators and denominators used to calculate basic and diluted earnings per share for the three month periods ended March 31, 2005 and 2004 are as follows:

	Three Months Ended March 31, 2005
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per share
Income available to common shareholders	$385,599	3,221,202	$0.12

Effect of dilutive securities
Stock options	—	271,873

Diluted earnings per share
Income available to common shareholders plus assumed conversions	$385,599	3,493,075	$0.11

	Three Months Ended March 31, 2004
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per share
Income available to common shareholders	$321,174	2,470,646	$0.13

Effect of dilutive securities
Stock options	—	33,370

Diluted earnings per share
Income available to common shareholders plus assumed conversions	$321,174	2,504,016	$0.13

Note 5 - Comprehensive Income

Comprehensive income includes net income and other comprehensive income, which is defined as nonowner related transactions in equity. The following table sets forth the amounts of other comprehensive income included in equity along with the related tax effect.

	Pre-tax Amount	(Expense) Benefit	Net-of-tax Amount
For the Three Months Ended March 31, 2005
Unrealized gains (losses) on securities available-for-sale:
Unrealized holding gains (losses) arising during the period	$457,283	$(155,476)	$(301,807)
Plus - reclassification adjustment for (gains) losses realized in net income	—	—	—

Net unrealized gains (losses) on securities	457,283	(155,476)	(301,807)

Other comprehensive income (loss)	$457,283	$(155,4746)	$(301,807)

FIRST RELIANCE BANCSHARES, INC.

Notes to Condensed Consolidated Financial Statements

Note 5 - Comprehensive Income, continued

	Pre-tax Amount	(Expense) Benefit	Net-of-tax Amount
For the Three Months Ended March 31, 2004
Unrealized gains (losses) on securities available-for-sale:
Unrealized holding gains (losses) arising during the period	$276,255	$(93,926)	$182,329
Plus - reclassification adjustment for (gains) losses realized in net income	—	—	—

Net unrealized gains (losses) on securities	276,255	(93,926)	182,329

Other comprehensive income (loss)	$276,255	$(93,926)	$182,329

Accumulated other comprehensive income (loss) consists solely of the unrealized gain (loss) on securities available-for-sale, net of the deferred tax effects.

Note 6 - Advances from the Federal Home Loan Bank

Advances from the Federal Home Loan Bank of Atlanta were $39,000,000 as of March 31, 2005. Of this amount, the following have scheduled maturities greater than one year:

Maturing on	Interest Rate	Principal
04/10/06	2.60%	$1,000,000
04/09/07	3.130	1,000,000
04/08/08	3.460	1,000,000
12/19/06	2.870	1,500,000
12/19/07	3.440	1,500,000
07/02/07	3.560	500,000
01/12/07	3.720	2,000,000
07/05/12	4.080	1,000,000
03/12/12	3.440	6,000,000
03/19/09	2.480	3,000,000
12/10/09	2.560	4,000,000

		$22,500,000

FIRST RELIANCE BANCSHARES, INC.

Item 2. Management’s Discussion and Analysis or Plan of Operation

The following discussion of financial condition as of March 31, 2005 compared to December 31, 2004, and the results of operations for the three months ended March 31, 2005 compared to the three months ended March 31, 2004 should be read in conjunction with the condensed financial statements and accompanying footnotes appearing in this report.

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

FIRST RELIANCE BANCSHARES, INC.

Critical Accounting Policies

We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements. Our significant accounting policies are described in the notes to the consolidated financial statements at December 31, 2004 as filed on our annual report on Form 10-KSB. Certain accounting policies involve significant judgments and assumptions by us which have a material impact on the carrying value of certain assets and liabilities. We consider these accounting policies to be critical accounting policies. The judgments and assumptions we use are based on the historical experience and other factors, which we believe to be reasonable under the circumstances. Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates which could have a major impact on our carrying values of assets and liabilities and our results of operations.

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

Results of Operations

Net Interest Income

For the three months ended March 31, 2005, net interest income was $3,040,508, which is an increase of $1,165,799, or 62.19%, over the same period in 2004. Interest income from loans, including fees, increased $1,949,105, or 82.71%, from the three months ended March 31, 2004 to the comparable period in 2005 and is primarily due to an increase in our loan portfolio. Interest expense for the three months ended March 31, 2005 was $1,592,462 compared to $774,843 for the same period in 2004. The increase is primarily attributable to an increase in interest-bearing deposits. The net interest margin realized on earning assets was 4.17% for the three months ended March 31, 2005, as compared to 4.13% for the three months ended March 31, 2004. The interest rate spread was 3.84% for the three months ended March 31, 2005 as compared to 3.71% for the three months ended March 31, 2004. The margin and spread increases were due to the increase in rates on interest earning assets outpacing the increase in rates on interest paying liabilities.

Provision and Allowance for Loan Losses

The provision for loan losses is the charge to operating earnings that we feel is necessary to maintain the allowance for loan losses at an adequate level. For the three months ended March 31, 2005, the provision for loan losses was $172,552. For the three months ended March 31, 2004, the provision for loan losses was $109,928. Based on present information, we believe the allowance for loan losses was adequate at March 31, 2005 to meet presently known and inherent risks in the loan portfolio. The allowance for loan losses was 1.07% and 1.18% of total loans at March 31, 2005 and 2004, respectively. There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. We maintain an allowance for loan losses based on, among other things, historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. The allowance is based upon a number of assumptions about future events, which management believes to be reasonable, but which may not prove to be accurate. Thus, there is a risk that charge-offs in future periods could exceed the allowance for loan losses or that substantial additional increases in the allowance for loan losses could be required. Additions to the allowance for loan losses would result in a decrease in net income and, possibly, in capital.

FIRST RELIANCE BANCSHARES, INC.

Noninterest Income

Noninterest income during the three months ended March 31, 2005 was $605,510, an increase of $114,568, or 23.34%, from the comparable period in 2004. The increase is primarily a result of an increase in service charges on deposit accounts from $248,387 for the three months ended March 31, 2004 to $328,605 for the three months ended March 31, 2005. Residential mortgage origination fees increased $53,769, or 54.31%, to $152,774 for the three months ended March 31, 2005, as compared to the same period in 2004. This was the result of increased deposits between the two periods.

Noninterest Expense

Total noninterest expense for the three months ended March 31, 2005 was $2,914,958, or 62.37% over the three months ended March 31, 2004. The primary reason was the $634,484 increase in salaries and employee benefits over the two periods as we continued to hire employees as we expand into the Charleston, South Carolina market. In addition, furniture and equipment expense increased $30,730, or 21.42%, for the three months ending March 31, 2005 as compared to the three months ending March 31, 2004. This increase is also primarily a result of additional expenses associated with the growth of the Bank through its expansion into the Charleston market. We opened a new branch in Charleston on March 15, 2005.

Income Taxes

The income tax provision for the three months ended March 31, 2005 and for the three months ended March 31, 2004 was $172,909 and $139,247, respectively. The provision was based on an effective tax rate of 31% and 30% for the three months ended March 31, 2005 and for the three months ended March 31, 2004, respectively.

Net Income

The combination of the above factors resulted in net income, after income tax provisions, for the three months ended March 31, 2005 and for the three months ended March 31, 2004 of $385,599 and $321,174, respectively. Net income before taxes for the two periods was $558,508 and $460,421, respectively. The net income results for both periods are primarily due to significant increases in loan volume during each respective period.

Assets and Liabilities

During the first three months of 2005, total assets increased $47,599,976, or 16.70%, when compared to December 31, 2004. The primary source of growth in assets was the increase in loans receivable. Net loans increased by $37,123,491, or 15.76%, during the first three months of 2005, from $235,603,867 at December 31, 2004 to $272,727,808 at March 31, 2005. Total deposits increased $35,588,528, or 15.78%, over total deposits at December 31, 2004 to $261,082,355 at March 31, 2005. The largest increase in deposits was in savings accounts, which increased $18,253,716, or 39.43%, to $64,522,914 at March 31, 2005. The primary reasons for increases in our net loans and deposits are provided below.

Investment Securities

Investment securities classified as available for sale totaled $28,142,501 at March 31, 2005. This total represents a decrease of $425,165, or 1.49%, since December 31, 2004. We also purchased an additional $754,900 of Federal Home Loan Bank stock during the quarter that brought the balance of nonmarketable equity securities to $2,469,600 at March 31, 2005.

FIRST RELIANCE BANCSHARES, INC.

Loans

Net loans increased $37,123,941, or 15.76%, during the three months ended March 31, 2005. The primary reason for the significant growth is a result of our ability to compete favorably with other financial institutions in our market areas. Balances within the major loans receivable categories as of March 31, 2005 and December 31, 2004 are as follows:

	March 31, 2005	December 31, 2004
Mortgage loans on real estate
Residential 1-4 family	$59,172,917	$50,429,754
Multifamily	4,722,068	2,786,453
Commercial	82,866,278	63,188,726
Construction	44,264,486	39,023,385
Second mortgages	5,370,386	5,311,537
Equity lines of credit	17,667,844	14,179,437

Total mortgage loans	214,063,979	174,919,292

Commercial and industrial	48,186,307	47,890,104
Consumer	14,116,844	13,931,133
Other, net	2,314,798	1,621,563

Total gross loans	$278,681,928	$238,362,092

Risk Elements in the Loan Portfolio

The following is a summary of risk elements in the loan portfolio:

	March 31, 2005	December 31, 2004
Loans

Nonaccrual loans	$825,009	$1,025,687
Accruing loans more than 90 days past due	144,308	59,147

Loans identified by the internal review mechanism:
Criticized	5,511,261	2,105,345

Classified	2,096,394	2,153,221

Activity in the Allowance for Loan Losses is as follows:

	March 31,
	2005	2004
Balance, January 1,	$2,758,340	$1,752,282
Provision for loan losses for the period	172,552	109,928
Net loans (charged-off) recovered for the period	23,343	(80,406)

Balance, end of period	$2,954,120	$1,781,804

Gross loans outstanding, end of period	$275,681,928	$151,165,366

Allowance for loan losses to loans outstanding	1.07%	1.18%

FIRST RELIANCE BANCSHARES, INC.

Deposits

Total deposits increased $35,588,528, or 15.78%, from December 31, 2004. Time deposits $100,000 and over comprised the largest category of deposits, totaling $96,003,028 at March 31, 2005. Expressed in percentages, noninterest-bearing deposits increased 15.66% and all other interest-bearing deposits increased 15.80%.

Balances within the major deposit categories as of March 31, 2005 and December 31, 2004 are as follows:

	March 31, 2005	December 31, 2004
Noninterest-bearing transaction accounts	$31,877,012	$27,560,581
Interest-bearing demand deposits	17,380,363	15,525,590
Savings deposits	64,522,914	46,299,198
Time deposits $100,000 and over	96,003,028	93,975,912
Other time deposits	51,299,038	42,132,546

Total deposits	$261,082,355	$225,493,827

Advances from Federal Home Loan Bank

Advances from the Federal Home Loan Bank of Atlanta totaled $39,000,000 as of March 31, 2005. The following schedule summarizes the maturities

Maturing on	Interest Rate	Principal
Daily Rate Credit	Variable	$3,000,000
07/01/05	4.120%	500,000
04/08/05	2.040	1,000,000
07/26/05	3.130	4,000,000
02/03/06	3.400	5,000,000
05/25/05	3.090	3,000,000
04/10/06	2.600	1,000,000
04/09/07	3.130	1,000,000
04/08/08	3.460	1,000,000
12/19/06	2.870	1,500,000
12/19/07	3.440	1,500,000
07/02/07	3.560	500,000
01/12/07	3.720	2,000,000
07/05/12	4.080	1,000,000
03/12/12	3.440	6,000,000
03/19/09	2.480	3,000,000
12/10/09	2.560	4,000,000

		$39,000,000

Liquidity

Liquidity needs are met through scheduled maturities of loans and investments on the asset side and through pricing policies on the liability side for interest-bearing deposit accounts and advances from the Federal Home Loan Bank. The level of liquidity is measured by the loan-to-total funds ratio, which was at 102% at March 31, 2005 and 104% at December 31, 2004.

Securities available-for-sale, which totaled $28,142,501 at March 31, 2005, serve as a ready source of liquidity. We also have lines of credit available with correspondent banks to purchase federal funds for periods from one to fourteen days. At March 31, 2005, unused lines of credit totaled $29,490,226. Based on qualifying collateral reports filed on a quarterly basis with the Federal Home Loan Bank, we also have a line of credit to borrow funds from the Federal Home Loan Bank up to $66,472,713 as of March 31, 2005. As of March 31, 2005, we had borrowed $39,000,000 on this line.

FIRST RELIANCE BANCSHARES, INC.

Capital Resources

Total shareholders’ equity increased $251,300 from December 31, 2004 to $27,609,949 at March 31, 2005. The main reason for this increase was net income generated by the Bank’s operations, which totaled $385,599 for the three months ended March 31, 2005.

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

The following summarizes the Company and Bank’s risk-based capital at March 31, 2005:

	Company	Bank
Shareholders’ equity	$27,609,949	$26,942,286
Add: unrealized loss on available-for-sale securities	60,136	60,136

Tier 1 capital	27,670,085	27,002,422

Plus: allowance for loan losses (1)	2,954,120	2,954,120

Total capital	$30,624,205	$29,956,542

Risk-weighted assets	$276,405,000	$276,075,000

Average total assets	$307,408,000	$307,408,000

Risk-based capital ratios
Tier 1 capital (to risk-weighted assets)	10.01%	9.78%

Total capital (to risk-weighted assets)	11.08%	10.85%

Leverage or Tier 1 capital (to total average assets)	9.00%	8.78%

(1)	Limited to 1.25% of gross risk-weighted assets

FIRST RELIANCE BANCSHARES, INC.

Off-Balance Sheet Risk

Through its operations, the Bank has made contractual commitments to extend credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to the Bank’s customers at predetermined interest rates for a specified period of time. At March 31, 2005 the Bank had issued commitments to extend credit of $34,657,185 and standby letters of credit of $810,739 through various types of commercial lending arrangements. Approximately $30,231,068 of these commitments to extend credit had variable rates.

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at March 31, 2005:

(Dollars in thousands)	Within One Month	After One Through Three Months	After Three Through Twelve Months	Within One Year	Greater Than One Year	Total
Unused commitments to extend credit	$1,975	$1,506	$12,723	$16,204	$18,453	$34,657
Standby letters of credit	92	92	519	703	108	811

Totals	$2,067	$1,598	$13,242	$16,907	$18,561	$35,468

The Bank evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on its credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.

Item 3. Controls and Procedures

As of the end of the period covered by this report, our management, including our Chief Executive Officer and Chief Financial Officer, reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiary) that is required to be included in our periodic filings with the Securities and Exchange Commission. There have been no changes in the Company’s internal control over financial reporting during the three-months ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

FIRST RELIANCE BANCSHARES, INC.

Part II - Other Information

Item 1. Legal Proceedings

There are no material, pending legal proceedings to which the Company or its subsidiary is a party or of which any of their property is the subject.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable

(b)	Not applicable

(c)	Not applicable

The information required for limitations upon payment of dividends is incorporated herein by reference to the Company’s annual report on Form 10-KSB, filed with the Securities and Exchange Commission for the year ended December 31, 2004.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Securities

None.

Item 5. Other Information

None.

FIRST RELIANCE BANCSHARES, INC.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit Number	Exhibit
2.1	Plan of Reorganization and Exchange between First Reliance Bancshares, Inc. and First Reliance Bank (incorporated by reference to the Registrant’s current report on Form 8-K dated April 1, 2002).

3.1	Articles of Incorporation (incorporated by reference to the Registrant’s current report on Form 8-K dated April 1, 2002).

3.2	Bylaws (incorporated by reference to the Registrant’s current report on Form 8-K dated April 1, 2002).

4.1	See Articles of Incorporation at Exhibit 3.1 hereto and Bylaws at Exhibit 3.2 hereto.

10.1(a)	Executive Employment Agreement dated August 21, 2001 - F. R. Saunders, Jr. (incorporated by reference to Exhibit 10.4 to the Registrant’s quarterly report on Form 10-QSB for the quarter ended March 31, 2002).

10.1(b)	Amendment 1 to Executive Employment Agreement dated June 1, 2002 - F. R. Saunders, Jr. (incorporated by reference to Exhibit 10.5(b) to the Registrant’s quarterly report On Form 10-QSB for the quarter ended June 30, 2002).

10.2(a)	Executive Employment Agreement dated August 21, 2001 - A. Dale Porter (incorporated by reference to Exhibit 10.5 to the Registrant’s quarterly report on Form 10-QSB for the quarter ended March 31, 2002).

10.2(b)	Amendment 1 to Executive Employment Agreement dated June 1, 2002 - A. Dale Porter (incorporated by reference to Exhibit 10.6(b) to the Registrant’s quarterly report On Form 10-QSB for the quarter ended June 30, 2002).

10.3(a)	Executive Employment Agreement dated August 21, 2001 - Paul C. Saunders (incorporated by reference to Exhibit 10.6 to the Registrant’s quarterly report on Form 10-QSB for the quarter ended March 31, 2002).

10.3(b)	Amendment 1 to Executive Employment Agreement dated June 1, 2002 - Paul C. Saunders (incorporated by reference to Exhibit 10.7(b) to the Registrant’s quarterly report On Form 10-QSB for the quarter ended June 30, 2002).

10.4(a)	1999 First Reliance Bank Employee Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s quarterly report on Form 10-QSB for the quarter ended March 31, 2002).

10.4(b)	Amendment No. 1 to 1999 First Reliance Bank Employee Stock Option Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s quarterly report on Form 10-QSB for the quarter ended March 31, 2002).

10.4(c)	Amendment No. 2 to 1999 First Reliance Bank Employee Stock Option Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s quarterly report on Form 10-QSB for the quarter ended June 30, 2002).

10.5	Employment Agreement dated September 27, 2002 - Jeffrey A. Paolucci (incorporated by reference to Exhibit 10.5 to the Registrant’s quarterly report on Form 10-KSB for the year ended December 31, 2002).

31.1	Certification pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (CEO).

31.2	Certification pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (CFO).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

FIRST RELIANCE BANCSHARES, INC.

Item 6. Exhibits and Reports on Form 8-K - continued

(b) Reports on Form 8-K. The following reports were filed on Form 8-K during the quarter ended March 31, 2005.

The Company filed a report on Form 8-K on January 20, 2005 to announce earnings for the year ended December 31, 2004.

FIRST RELIANCE BANCSHARES, INC.

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST RELIANCE BANCSHARES, INC.

	By:	/s/ F.R. SAUNDERS, JR.
F. R. Saunders, Jr.
President & Chief Executive Officer

Date: May 13, 2005	By:	/s/ JEFFERY A. PAOLUCCI
Jeffery A. Paolucci
Senior Vice President and Chief Financial Officer