Form 10QSB
period 2005-06-30
FIRST RELIANCE BANCSHARES INC
filed 2005-08-15
CIK 1172102

U.S. SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2005

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

3,266,685 shares of common stock, $.01 par value, as of June 30, 2005

Transitional Small Business Disclosure Format (check one):  Yes    ☐   No   ☒

FIRST RELIANCE BANCSHARES, INC.

FIRST RELIANCE BANCSHARES, INC.
Condensed Consolidated Balance Sheets

	June 30, 2005	December 31, 2004

	(Unaudited)	(Audited)
Assets
Cash and cash equivalents
Cash and due from banks	$2,953,765	$3,803,535
Federal funds sold	12,671,000	1,042,000

Total cash and cash equivalents	15,624,765	4,845,535

Securities available-for-sale	27,551,306	28,567,666
Nonmarketable equity securities	2,128,350	1,714,700

Total investment securities	29,679,656	30,282,366
Loans held for sale	1,778,172	1,332,890
Loans receivable	303,977,537	238,362,092
Less allowance for loan losses	(3,310,741)	(2,758,225)

Loans, net	300,666,796	235,603,867

Premises and equipment, net	7,432,841	5,891,402
Accrued interest receivable	1,881,583	1,458,673
Other real estate owned	180,533	320,598
Cash surrender value life insurance	3,682,057	3,415,582
Other assets	1,850,244	1,819,970

Total assets	$362,776,647	$284,970,883

Liabilities and Shareholders’ Equity
Liabilities
Deposits
Noninterest-bearing transaction accounts	$33,735,936	$27,560,581
Interest-bearing transaction accounts	20,508,017	15,525,590
Savings	69,700,582	46,299,198
Time deposits $100,000 and over	108,052,285	93,975,912
Other time deposits	64,787,211	42,132,546

Total deposits	296,784,031	225,493,827

Securities sold under agreement to repurchase	3,752,863	3,061,903
Advances from Federal Home Loan Bank	32,000,000	27,900,000
Accrued interest payable	783,789	742,017
Other liabilities	879,413	414,487

Total liabilities	334,200,096	257,612,234

Shareholders’ Equity
Common stock, $.01 par value; 5,000,000 shares authorized, 3,266,685 and 3,203,942 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	32,767	32,039
Capital surplus	23,866,450	23,428,034
Treasury stock	(9,896)	(7,396)
Retained earnings	4,479,303	3,664,301
Accumulated other comprehensive income	207,927	241,671

Total shareholders’ equity	28,576,551	27,358,649

Total liabilities and shareholders’ equity	$362,776,647	$284,970,883

See notes to condensed consolidated financial statements.

FIRST RELIANCE BANCSHARES, INC.
Condensed Consolidated Statements of Income
(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,

	2005	2004	2005	2004

Interest income:
Loans, including fees	$9,534,875	$5,049,119	$5,229,173	$2,692,522
Investment securities:
Taxable	351,478	339,862	169,193	149,449
Nontaxable	253,621	202,193	127,650	101,046
Nonmarketable equity securities	32,749	16,728	20,910	16,728
Federal funds sold and other	80,551	2,028	73,378	633

Total	10,253,274	5,609,930	5,620,304	2,960,378

Interest expense:
Deposits	3,167,558	1,380,255	1,829,733	728,558
Advances from Federal Home Loan Bank	527,671	239,683	288,169	121,725
Federal funds purchased and securities sold under agreements to repurchase	38,707	8,005	23,572	2,817

Total	3,733,936	1,627,943	2,141,474	853,100

Net interest income	6,519,338	3,981,987	3,478,830	2,107,278
Provision for loan losses	566,152	478,262	393,600	368,334

Net interest income after provision for loan losses	5,953,186	3,503,725	3,085,230	1,738,944

Noninterest income:
Residential mortgage origination fees	444,620	242,623	291,846	143,618
Service charges on deposit accounts	674,447	557,379	345,842	308,992
Brokerage fees	69,896	82,167	38,894	51,870
Gain on sales of securities available for sale		2,703		2,703
Loss on sale of other real estate	(63,341)		(33,316)
Loss on sale of fixed assets	(287)
Credit life insurance commissions	15,277	49,844	7,616	26,965
Other charges, commissions and fees	245,797	189,574	130,017	99,200

Total	1,386,409	1,124,290	780,899	633,348

Noninterest expenses:
Salaries and employee benefits	3,578,170	2,233,323	1,872,090	1,161,727
Occupancy expense	382,071	167,416	223,676	90,559
Furniture and equipment expense	360,464	301,022	186,246	157,534
Other operating expenses	1,872,309	1,124,373	996,044	621,012

Total	6,193,014	3,826,134	3,278,056	2,030,832

Income before income taxes	1,146,581	801,881	588,073	341,460
Income tax expense	331,579	235,510	158,670	96,264

Net income	$815,002	$566,371	$429,403	$245,196

Earnings per share
Basic earnings per share	$0.25	$0.23	$0.13	$0.10
Diluted earnings per share	$0.24	$0.21	$0.13	$0.09

See notes to condensed consolidated financial statements.

FIRST RELIANCE BANCSHARES, INC.
Condensed Consolidated Statements of Shareholders’ Equity and Comprehensive Income
For the six months ended June 30, 2005 and 2004
(Unaudited)

			Surplus	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Common Stock

	Shares	Amount

Balance, December 31, 2003	2,466,660	$24,667	$15,106,070	$—	$2,325,602	$246,300	$17,702,639
Net income for the period					566,371		566,371
Other comprehensive loss, net of tax benefit of $211,553						(410,663)	(410,663)

Comprehensive income							155,708

Sale of ESOP shares	29,600	296	281,791				282,087

Balance, June 30, 2004	2,496,260	$24,963	$15,387,861	$—	$2,891,973	$(164,363)	$18,140,434

Balance, December 31, 2004	3,203,942	$32,039	$23,428,034	$(7,396)	$3,664,301	$241,671	$27,358,649
Net income for the period					815,002		815,002
Other comprehensive loss, net of tax benefit of $17,383	.					(33,744)	(33,744)
Comprehensive income							781,258
Issuance of shares to ESOP	8,743	88	112,696				112,784
Purchase of treasury stock				(2,500)			(2,500)
Exercise of stock options	64,000	640	325,720				326,360

Balance, June 30, 2005	3,276,685	$32,767	$23,866,450	$(9,896)	$4,479,303	$207,927	$28,576,551

See notes to condensed consolidated financial statements.

FIRST RELIANCE BANCSHARES, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,

	2005	2004

Cash flows from operating activities:
Net income	$815,002	$566,371
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	566,152	478,262
Depreciation and amortization expense	395,690	338,933
Writedown of other real estate owned	75,550	—
Accretion and premium amortization	43,244	21,131
Disbursements from loans held-for-sale	(25,876,576)	(11,548,982)
Proceeds from sales of mortgages held-for-sale	25,431,294	10,244,982
Deferred income tax provision	(13,566)	173,712
Gains on sale of securities available-for-sale	—	(2,703)
Losses on sales of other real estate	—	348
(Increase) in interest receivable	(422,910)	(31,477)
Increase in interest payable	41,772	58,684
Increase (decrease) in other liabilities	464,926	(88,167)
(Increase) decrease in other assets	(385,463)	3,307,755

Net cash provided (used) by operating activities	1,135,115	(3,096,661)

Cash flows from investing activities:
Net increase in loans to customers	(65,759,008)	(36,660,198)
Purchases of securities available-for-sale	(1,577,004)	(978,000)
Calls and Maturities on securities available-for-sale	2,498,993	3,006,832
Proceeds on sales of securities available-for-sale	—	1,000,313
Purchases of Non Marketable Equity Securities	(413,650)	(185,725)
Proceeds on sales of other real estate	194,442	79,564
Purchases of premises and equipment	(1,817,466)	(227,446)

Net cash used by investing activities	(66,873,643)	(33,964,660)

Cash flows from financing activities:
Net increase in deposit accounts	71,290,204	38,051,418
Net increase in federal funds purchased	—	(1,043,000)
Net increase (decrease) in securities sold under agreements to repurchase	690,960	(267,760)
Advances from the Federal Home Loan Bank	4,100,000	900,000
Proceeds from stock offering	—	296
Proceeds from stock issuance	439,114	281,791
Purchase of treasury stock	(2,500)	—
Net cash provided by financing activities	76,517,808	37,922,745

Net increase in cash and cash equivalents	10,779,230	861,424
Cash and cash equivalents, beginning of period	4,845,535	4,793,102

Cash and cash equivalents, end of period	$15,624,765	$5,654,526

Cash paid during the period for
Income taxes	$287,308	$501,503

Interest	$3,692,164	$1,569,259

See notes to condensed consolidated financial statements.

FIRST RELIANCE BANCSHARES, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1 - Basis of Presentation

The accompanying financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures, which would substantially duplicate those contained in the most recent annual report to shareholders.  The financial statements as of June 30, 2005 and 2004 and for the interim periods then ended are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation.  The financial information as of December 31, 2004 has been derived from the audited financial statements as of that date.  For further information, refer to the financial statements and the notes included in First Reliance Bancshares, Inc.’s 2004 Annual Report on Form 10-KSB.

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

In April 2005, the Securities and Exchange Commission’s Office of the Chief Accountant and its Division of Corporation Finance has released Staff Accounting Bulletin (SAB) No. 107 to provide guidance regarding the application of FASB Statement No. 123 (revised 2004), Share-Based Payment.  Statement No. 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.  SAB 107 provides interpretive guidance related to the interaction between Statement No. 123R and certain SEC rules and regulations, as well as the staff’s views regarding the valuation of share-based payment arrangements for public companies. SAB 107 also reminds public companies of the importance of including disclosures within filings made with the SEC relating to the accounting for share-based payment transactions, particularly during the transition to Statement No. 123R.

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

Due to the projected impact on the company’s future earnings as a result of the adoption of the aforementioned SFASNo.123(R), the company’s board of directors has chosen to accelerate the vesting of all currently outstanding stock options. The effective date for the acceleration of this vesting is June 30, 2005

	Six Months Ended June 30,

	2005	2004

Net income, as reported	$815,002	$566,371
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	767,326	(96,526)

Pro forma net income (loss)	$47,676	$469,845

Earnings (loss) per share:
Basic - as reported	$0.25	$0.23

Basic - pro forma	$0.01	$0.19

Diluted - as reported	$0.24	$0.21

Diluted - pro forma	$0.01	$0.18

FIRST RELIANCE BANCSHARES, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 3 - Stock-Based Compensation - continued

	Three Months Ended March 31,

	2005	2004

Net income, as reported	$429,403	$245,196
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	400,707	(48,263)

Pro forma net income (loss)	$28,696	$196,933

Earnings (loss) per share:
Basic - as reported	$0.13	$0.10

Basic - pro forma	$0.01	$0.08

Diluted - as reported	$0.13	$0.09

Diluted - pro forma	$0.01	$0.07

Note 4 - Earnings Per Share

A reconciliation of the numerators and denominators used to calculate basic and diluted earnings per share for the three and six month periods ended June 30, 2005 and 2004 are as follows:

	Six Months Ended June 30, 2005

	Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic earnings per share
Income available to common shareholders	$815,002	3,234,456	$0.25

Effect of dilutive securities
Stock options	—	187,085

Diluted earnings per share
Income available to common shareholders plus assumed conversions	$815,002	3,421,541	$0.24

	Six Months Ended June 30, 2004

	Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic earnings per share
Income available to common shareholders	$566,371	2,483,182	$0.23

Effect of dilutive securities
Stock options	—	163,500

Diluted earnings per share
Income available to common shareholders plus assumed conversions	$566,371	2,646,682	$0.21

FIRST RELIANCE BANCSHARES, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 4 - Earnings Per Share - continued

	Three Months Ended June 30, 2005

	Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic earnings per share
Income available to common shareholders	$429,403	3,252,018	$0.13

Effect of dilutive securities
Stock options	—	169,224

Diluted earnings per share
Income available to common shareholders plus assumed conversions	$429,403	3,421,243	$0.13

	Three Months Ended June 30, 2004

	Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic earnings per share
Income available to common shareholders	$245,196	2,495,718	$0.10

Effect of dilutive securities
Stock options	—	154,805

Diluted earnings per share
Income available to common shareholders plus assumed conversions	$245,196	2,650,523	$0.09

Note 5 - Comprehensive Income

Comprehensive income includes net income and other comprehensive income, which is defined as nonowner related transactions in equity.  The following table sets forth the amounts of other comprehensive income included in equity along with the related tax effect for the six month and three month periods ended June 30, 2005 and 2004:

	Six Months Ended June 30, 2005

	Pre-tax Amount	(Expense) Benefit	Net-of-tax Amount

Unrealized gains (losses) on securities
Unrealized holding gains (losses) arising during the period	$(51,127)	$17,383	$(33,744)
Less reclassification adjustment for gains realized in net income

Net unrealized gains (losses) on securities	(51,127)	17,383	(33,744)

Other comprehensive income	$(51,127)	$17,383	$(33,744)

FIRST RELIANCE BANCSHARES, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 5 - Comprehensive Income - continued

	Six Months Ended June 30, 2004

	Pre-tax Amount	(Expense) Benefit	Net-of-tax Amount

Unrealized gains (losses) on securities
Unrealized holding gains (losses) arising during the period	$(619,513)	$210,634	$(408,879)
Less reclassification adjustment for gains realized in net income	(2,703)	919	(1,784)

Net unrealized gains (losses) on securities	(622,216)	211,553	(410,663)

Other comprehensive income	$(622,216)	$211,553	$(410,663)

	Three Months Ended June 30, 2005

	Pre-tax Amount	(Expense) Benefit	Net-of-tax Amount

Unrealized gains (losses) on securities
Unrealized holding gains (losses) arising during the period	$406,154	$(138,091)	$268,063

Less reclassification adjustment for gains realized in net income	—	—	—

Net unrealized gains (losses) on securities	406,154	(138,091)	268,063

Other comprehensive income	$406,154	$(138,091)	$268,063

	Three Months Ended June 30, 2004

	Pre-tax Amount	(Expense) Benefit	Net-of-tax Amount

Unrealized gains (losses) on securities
Unrealized holding gains (losses) arising during the period	$(895,769)	$304,561	$(591,208)
Less reclassification adjustment for gains realized in net income	(2,703)	919	(1,784)

Net unrealized gains (losses) on securities	(898,472)	305,480	(592,992)

Other comprehensive income	$(898,472)	$305,480	$(592,992)

FIRST RELIANCE BANCSHARES, INC.

Item 2. Management’s Discussion and Analysis or Plan of Operation

The following discussion of  financial condition as of June 30, 2005 compared to December 31, 2004, and the results of operations for the three and six months ended June 30, 2005 and 2004 should be read in conjunction with the condensed financial statements and accompanying footnotes appearing in this report.

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

Results of Operations

Net Interest Income

For the six months ended June 30, 2005, net interest income, the major component of our net income, was $6,519,338, compared to $3,981,987 for the same period of 2004, an increase of $2,537,351.  For the three months ended June 30, 2005 net interest income was $3,478,830, compared to $2,107,278 for the comparable period of 2004.  The rise in net interest income over the 2004 periods referenced were primarily attributable to increases in average earning assets. The average rate realized on interest-earning assets increased to 6.55% from 6.02%; however, average earning assets increased from $183,610,261 for the six months ended June 30, 2004 to $313,310,428 for the six months ended June 30, 2005. This increase is primarily attributable to an increase in the quantity of loans.  The average rate paid on interest-bearing liabilities increased to 2.75% from 2.08% for the six month periods ended June 30, 2005 and 2004, respectively.

The net interest spread and net interest margin were 3.79% and 4.16%, respectively, for the six month period ended June 30, 2005, compared to 4.04% and 4.34%, respectively, for the six-month period ended June 30, 2004.  For the quarter ended June 30, 2005, the net interest spread and net interest margin were 3.55% and 4.15%, respectively, as compared to 3.96% and 4.36%, respectively, for the quarter ended June 30, 2004.

FIRST RELIANCE BANCSHARES, INC.

Item 2. Management’s Discussion and Analysis or Plan of Operation - continued

Provision and Allowance for Loan Losses

The provision for loan losses is the charge to operating earnings that management feels is necessary to maintain the allowance for loan losses at an adequate level.  For the six months ended June 30, 2005 and 2004, the provision was $566,152 and $478,262, respectively.  For the three months ended June 30, 2005 and 2004, the provision for loan losses was $393,600 and $368,334, respectively.  Nonperforming loans totaled $1,466,214 at June 30, 2005 and $474,982 at June 30, 2004. Based on present information, management believes the allowance for loan losses is adequate at June 30, 2005 to meet presently known and inherent risks in the loan portfolio.  The allowance for loan losses is 1.09% of total loans at June 30, 2005.  There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral.  We maintain an allowance for loan losses based on, among other things, historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality.  Management’s judgment about the adequacy of the allowance is based upon a number of assumptions about future events, which it believes to be reasonable, but which may not prove to be accurate.  Thus, there is a risk that charge-offs in future periods could exceed the allowance for loan losses or that substantial additional increases in the allowance for loan losses could be required. Additions to the allowance for loan losses would result in a decrease of our net income and, possibly, our capital.

Risk Elements in the Loan Portfolio

The following is a summary of risk elements in the loan portfolio:

	June 30, 2005	December 31, 2004

Loans:
Nonaccrual loans	$913,792	$1,186,183
Accruing loans more than 90 days past due	552,422	59,148

Activity in the allowance for loan losses is as follows:

	June 30,

	2005	2004

Balance, January 1,	$2,758,225	$1,752,282
Provision for loan losses for the period	566,152	478,262
Net loans (charged-off) recovered for the period	(13,636)	(143,245)

Balance, end of period	$3,310,741	$2,087,299

Gross loans outstanding, end of period	$303,977,537	$176,236,611

Allowance for loan losses to loans outstanding	1.09%	1.18%

FIRST RELIANCE BANCSHARES, INC.

Item 2. Management’s Discussion and Analysis or Plan of Operation - continued

Noninterest Income

Total noninterest income for the six months ended June 30, 2005 was $1,386,409, an increase of $262,119 compared to $1,124,290 for the six months ended June 30, 2004.  Total noninterest income for the quarter ended June 30, 2005 was $780,899, an increase of $147,551, or 23.30%, from $633,348 in the second quarter of 2004.

Service charge income increased $117,068 from the six months ended June 30, 2004 to the six months ended June 30, 2005 and $36,850 from the three months ended June 30, 2004 to the three months June 30, 2005.  These increases were the result of increases in all categories of deposit accounts. Service charge on deposit accounts increased from $557,379 to $674,447 for the six months ended June 30, 2005, compared to the six months ended June 30, 2004 and increased from $308,992 to $345,842 for the three months ended June 30, 2005, compared to the three months ended June 30, 2004. Other charges, commissions and fees increased $56,223 to $245,797 for the six months ended June 30, 2005 when compared to the same period in 2004.  This increase is primarily due to an increase in transaction volume of deposits.

Noninterest Expense

Total noninterest expense for the first six months of 2005 was $6,193,014, an increase of $2,366,880, or 61.86%, when compared to the first six months of 2004.  For the quarter ended June 30, 2005, noninterest expense was $3,278,056, an increase of $1,247,224, or 61.41%, over the comparable period of 2004.  The primary reasons for the increase between the two periods were expenses associated with opening a new branch in Charleston in March, 2005, and the addition of employees to support the growth of the Bank.

The primary components of noninterest expense are salaries and benefits, which were $3,578,170 and $2,233,323 for the six months ended June 30, 2005 and 2004, respectively and $1,872,090 and $1,161,727 for the three months ending June 30, 2005 and 2004, respectively.  Since June 30, 2004, we have added several full time positions within the Bank to meet the needs associated with our growth.  Other operating expenses increased $747,936 for the six month period ending June 30, 2005, an increase of 66.52% over the related period in 2004.  This increase was also due to certain expenses associated with our new branch in Charleston and our normal growth.

Income Taxes

For the six months ended June 30, 2005 and 2004, the effective income tax rate was 28.92% and 29.37%, respectively, and the income tax provision was $331,579 and $235,510, respectively.  For the quarter ended June 30, 2005, the effective tax rate was 26.98%, compared to 28.19% for the second quarter of 2004.  The increases in income taxes were the result of an increase in income before taxes for the periods presented.

Net Income

The combination of the above factors resulted in net income of $815,002 for the six months ended June 30, 2005, compared to $566,371 for the comparable period in 2004.  For the quarter ended June 30, 2005, net income was $429,403, an increase of $184,207 when compared to the second quarter of 2004.

Assets and Liabilities

During the first six months of 2005, total assets increased $77,805,764, or 27.30%, when compared to December 31, 2004.  The primary source of growth in assets was the increase of $65,615,445, or 27.53%, in loans receivable.  Deposits increased $71,290,204, or 31.62%, to $296,784,031 as of June 30, 2005.  The largest increase in deposits was in time deposits $100,000 and over, which increased $14,076,373, or 14.98%, to $108,052,285 at June 30, 2005.  Advances from the Federal Home Loan Bank increased by $4,100,000 from December 31, 2004.  These advances were used to fund our loan growth.

FIRST RELIANCE BANCSHARES, INC.

Item 2. Management’s Discussion and Analysis or Plan of Operation - continued

Investment Securities

Investment securities totaled $29,679,656 at June 30, 2005, compared to $30,282,366 at December 31, 2004.  Investment securities totaling $27,551,306 were designated as available-for-sale.  Nonmarketable equity securities totaled $2,128,350 at June 30, 2005.

Loans

Gross loans increased $65,615,445, or 27.53%, during the six months ended June 30, 2005.  The largest increase in loans was in commercial loans, which increased $32,789,996, or 51.89%, to $95,978,722 at June 30, 2005. Increase in loan volume is primarily attributable to the expansion into new markets.  Balances within the major loans receivable categories as of June 30, 2004 and December 31, 2003 are as follows:

	June 30, 2005	December 31, 2004

Mortgage loans on real estate:
Residential 1-4 family	$58,892,572	$50,429,754
Multifamily	5,526,603	2,786,453
Commercial	95,978,722	63,188,726
Construction	48,597,239	39,023,385
Second mortgages	4,327,316	5,311,537
Equity lines of credit	22,224,421	14,179,437

Total mortgage loans	235,546,893	174,919,292

Commercial and industrial	52,923,608	47,890,104
Consumer	14,499,304	13,931,133
Other	1,007,752	1,621,563

	$303,977,537	$238,362,092

Deposits

Total deposits increased $71,290,204, or 31.62%, from December 31, 2004 to $296,784,031 at June 30, 2005.  The largest increase was in time deposits $100,000 and over, which increased $14,076,373, or 14.98%, to $108,052,285 at June 30, 2005. Time deposits $100,000 and over included $44,831,703 and $44,718,672 in out of market deposits at June 30, 2005 and December 31, 2004, respectively. Balances within the major deposit categories as of June 30, 2005 and December 31, 2004. Expressed in percentages, noninterest-bearing deposits increased 22.41% and interest-bearing deposits increased 32.90%. The majority of this increase was due to an increase in time deposits from $42,132,546 at December 31, 2004 to $64,787,211 at June 30, 2005.  The primary reason for the increase in deposits is expansion into new markets. Additionally, the Bank offered several rate specials on CDs during this period.

Balances within the major deposit categories as of June 30, 2005 and December 31, 2004 are as follows:

	June 30, 2005	December 31, 2004

Noninterest-bearing demand deposits	$33,735,936	$27,560,581
Interest-bearing demand deposits	20,508,017	15,525,590
Savings deposits	69,700,582	46,299,198
Time deposits $100,000 and over	108,052,285	93,975,912
Other time deposits	64,787,211	42,132,546

	$296,784,031	$225,493,827

FIRST RELIANCE BANCSHARES, INC.

Item 2. Management’s Discussion and Analysis or Plan of Operation - continued

Advances from Federal Home Loan Bank

Advances from the Federal Home Loan Bank of Atlanta were $32,000,000 as of June 30, 2005.  Of this amount $21,500,000 have scheduled maturities greater than one year, with an average rate of 3.28%. Management anticipates the reduction of FHLB advances as we expand our services into new markets.

Liquidity

We meet our liquidity needs through scheduled maturities of loans and investments on the asset side and through pricing policies for interest-bearing deposit accounts on the liability side.  The level of liquidity is measured by the loan-to-total funds ratio, which was at 91.41% at June 30, 2005 and 92.94% at December 31, 2004.

Securities available-for-sale, which totaled $27,551,306 at June 30, 2005, serve as a ready source of liquidity.  We also have lines of credit available with correspondent banks to purchase federal funds for periods from one to seven days.  At June 30, 2005, unused lines of credit totaled $31,000,000.  We also have a line of credit to borrow funds from the Federal Home Loan Bank up to 20% of the Bank’s total assets, which gave us the ability to borrow up to $72,506,923 as of June 30, 2005.  As of June 30, 2005, we had borrowed $32,000,000 on this line.

FIRST RELIANCE BANCSHARES, INC.

Item 2. Management’s Discussion And Analysis or Plan of Operation - continued

Capital Resources

Total shareholders’ equity increased $1,217,902 to $28,576,551 at June 30, 2005.  This is the result of net income for the period of $815,002 and unrealized losses on securities available-for-sale of $33,744. Stock options totaling 64,000 shares were exercised during the period, which resulted in proceeds of $326,360. In addition, we issued 8,743 shares of stock through our Employee Stock Ownership Plan which resulted in proceeds of $112,784.

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

The following table summarizes the Company’s risk-based capital at June 30, 2005:

Shareholders’ equity	$28,576,551
Less: unrealized losses on available-for-sale securities	207,927

Tier 1 capital	28,368,624
Plus: allowance for loan losses (1)	3,310,741

Total capital	31,679,365

Net risk-weighted assets	$308,038,000

Risk-based capital ratios
Tier 1 capital (to risk-weighted assets)	9.21%
Total capital (to risk-weighted assets)	10.28%
Tier 1 capital (to total average assets)	8.62%

(1) Limited to 1.25% of gross risk-weighted assets

FIRST RELIANCE BANCSHARES, INC.

Item 2. Management’s Discussion And Analysis or Plan of Operation - continued

Off-Balance Sheet Risk

Through our operations, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time.  At June 30, 2005, we had issued commitments to extend credit of $48,756,937 and standby letters of credit of $844,894 through various types of commercial lending arrangements.  Approximately $39,216,516 of these commitments to extend credit had variable rates.

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at June 30, 2005.

(Dollars in thousands)	Within One Month	After One Through Three Months	After Three Through Twelve Months	Within One Year	Greater Than One Year	Total

Unused commitments to extend credit	$3,318	$210	$12,002	$15,530	$33,227	$48,757
Standby letters of credit	125	367	245	737	108	845

Total	$3,443	$577	$12,247	$16,267	$33,335	$49,602

We evaluate each customer’s credit worthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower.  Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.

Item 3. Controls and Procedures

As of the end of the period covered by this report, our management, including our Chief Executive Officer and Chief Financial Officer, reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiary) that is required to be included in our periodic filings with the Securities and Exchange Commission.  There have been no changes in the Company’s internal control over financial reporting during the Company’s quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 4.  Submission of Matters to a Vote of Securities

In connection with the Annual Meeting of Shareholders held June 16, 2005, the following votes are hereby certified by the undersigned.  Each vote represents one share of common stock.

          We received 1,650,139 votes by proxy, representing or 51.2% of the shares of common stock outstanding at April 28, 2005, the record date for the meeting.  The outcome of the voting is as follows:

PROPOSAL 1:  Election of Class A Directors

Director Nominee:  F. R. Saunders, Jr.

	No. of Votes	Percent of Outstanding Shares

For:	1,646,139	99.8%

Withhold:	4,000	0.20%

Director Nominee:  Leonard A. Hoogenboom

	No. of Votes	Percent of Outstanding Shares

For:	1,645,639	99.7%

Withhold:	4,500	0.30

Director Nominee:  T. Daniel Turner

	No. of Votes	Percent of Outstanding Shares

For:	1,645,889	99.7

Withhold:	4,250	0.30%

Item 5.  Other Information

NONE

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

 (b)          Reports on Form 8-K.  NONE

FIRST RELIANCE BANCSHARES, INC.

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST RELIANCE BANCSHARES, INC.

	By:	/s/ F. R. SAUNDERS, JR.

F. R. Saunders, Jr. President & Chief Executive Officer

Date: __________, 2005	By:	/s/ JEFFERY A. PAOLUCCI

Jeffery A. Paolucci
Senior Vice President and Chief Financial Officer