Form 10QSB
period 2005-09-30
FIRST RELIANCE BANCSHARES INC
filed 2005-11-15
CIK 1172102

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from __________ to __________

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

State the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

3,281,931 shares of common stock, $0.01 par value, as of September 30, 2005

Transitional Small Business Disclosure Format (check one):

Yes ☐	No ☒

FIRST RELIANCE BANCSHARES, INC.

FIRST RELIANCE BANCSHARES, INC.

Condensed Consolidated Balance Sheets

	September 30, 2005	December 31, 2004

	(Unaudited)	(Audited)
Assets
Cash and cash equivalents
Cash and due from banks	$7,424,120	$3,803,535
Federal funds sold	18,057,000	1,042,000

Total cash and cash equivalents	25,481,120	4,845,535

Securities available-for-sale	32,183,744	28,567,666
Nonmarketable equity securities	1,925,850	1,714,700

Total investment securities	34,109,594	30,282,366
Loans held for sale	5,734,851	1,332,890
Loans receivable	306,521,358	238,362,092
Less allowance for loan losses	(3,372,891)	(2,758,225)

Loans, net	303,148,467	235,603,867

Premises and equipment, net	7,540,764	5,891,402
Other real estate owned	340,350	320,598
Accrued interest receivable	1,798,507	1,458,673
Cash surrender value life insurance	3,717,417	3,415,582
Other assets	1,985,176	1,819,970

Total assets	$383,856,246	$284,970,883

Liabilities and Shareholders’ Equity
Liabilities
Deposits
Noninterest-bearing transaction accounts	$37,647,945	$27,560,581
Interest-bearing transaction accounts	22,786,963	15,525,590
Savings	78,137,005	46,299,198
Time deposits $100,000 and over	108,682,388	93,975,912
Other time deposits	65,157,162	42,132,546

Total deposits	312,411,463	225,493,827

Securities sold under agreement to repurchase	3,375,260	3,061,903
Advances from Federal Home Loan Bank	27,500,000	27,900,000
Junior Subordinated Debt	10,000,000	—
Accrued interest payable	461,804	742,017
Other liabilities	1,088,300	414,487

Total liabilities	354,836,827	257,612,234

Shareholders’ Equity
Common stock, $.01 par value; 20,000,000 shares authorized, 3,281,931 and 3,203,942 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	32,819	32,039
Capital surplus	23,934,041	23,428,034
Treasury stock	(9,896)	(7,396)
Retained earnings	4,969,731	3,664,301
Accumulated other comprehensive income	92,724	241,671

Total shareholders’ equity	29,019,419	27,358,649

Total liabilities and shareholders’ equity	$383,856,246	$284,970,883

See notes to condensed consolidated financial statements.

FIRST RELIANCE BANCSHARES, INC.

Condensed Consolidated Statements of Income
(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,

	2005	2004	2005	2004

Interest income:
Loans, including fees	$15,247,645	$8,322,963	$5,712,770	$3,273,844
Investment securities
Taxable	529,973	537,239	178,495	197,377
Nontaxable	400,923	297,062	147,302	94,869
Nonmarketable equity securities	56,666	26,310	23,917	9,582
Federal funds sold and other	247,424	2,313	166,403	285

Total	16,482,631	9,185,887	6,229,357	3,575,957

Interest expense:
Deposits	5,259,338	2,379,843	2,091,780	999,588
Advances from Federal Home Loan Bank	770,976	360,924	243,305	121,241
Other interest expense	63,073	13,064	24,366	5,059

Total	6,093,387	2,753,831	2,359,451	1,125,888

Net interest income	10,389,244	6,432,056	3,869,906	2,450,069
Provision for loan losses	(1,016,545)	(846,762)	(450,393)	(368,500)

Net interest income after provision for loan losses	9,372,699	5,585,294	3,419,513	2,081,569

Noninterest income:
Residential mortgage origination fees	847,248	407,008	402,628	164,385
Service charges on deposit accounts	1,020,408	895,291	345,961	337,912
Brokerage fees	122,294	103,728	52,398	21,561
Gain on sales of securities available for sale	—	3,808	—	1,105
Gain (loss) on sale of other real estate	(66,815)	5,447	(3,474)	5,447
Gain (loss) on sale of fixed assets	(287)	—	—	—
Credit life insurance commissions	22,598	66,723	7,321	16,879
Other charges, commissions and fees	367,244	305,512	121,447	115,938

Total	2,312,690	1,787,517	926,281	663,227

Noninterest expenses:
Salaries and employee benefits	5,486,807	3,486,375	1,908,637	1,253,052
Occupancy expense	642,838	276,838	260,767	109,422
Furniture and equipment expense	523,862	446,168	163,398	145,146
Other operating expenses	3,188,548	1,736,941	1,316,239	612,568

Total	9,842,055	5,946,322	3,649,041	2,120,188

Income before income taxes	1,843,334	1,426,489	696,753	624,608
Income tax expense	537,904	424,808	206,325	189,298

Net income	$1,305,430	$1,001,681	$490,428	$435,310

Earnings per share
Average shares outstanding	3,249,698	2,492,197	3,280,182	2,501,237
Basic earnings per share	$0.40	$0.40	$0.15	$0.17
Diluted earnings per share	$0.38	$0.37	$0.14	$0.16

See notes to condensed consolidated financial statements.

FIRST RELIANCE BANCSHARES, INC.

Condensed Consolidated Statements of Shareholders’ Equity and Comprehensive Income
For the nine months ended September 30, 2005 and 2004
(Unaudited)

	Common Stock		Surplus	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

	Shares	Amount

Balance, December 31, 2003	2,466,660	$24,667	$15,106,070	$—	$2,325,602	$246,300	$17,702,639
Net income for the period					1,001,681		1,001,681
Other comprehensive loss, net of tax benefit of $42,027						81,584	81,584

Comprehensive income							1,083,265

Proceeds from stock issuance	298,295	2,983	3,427,410				3,430,393
Cost associated with stock offering			(65,922)				(65,922)
Issuance of shares to ESOP	33,400	334	317,967				318,301

Balance, Sep 30, 2004	2,798,355	$27,984	$18,785,525	$—	$3,327,283	$327,884	$22,468,676

Balance, December 31, 2004	3,203,942	$32,039	$23,428,034	$(7,396)	$3,664,301	$241,671	$27,358,649
Net income for the period					1,305,430		1,305,430
Other comprehensive loss, net of tax benefit of $76,724						(148,947)	(148,947)

Comprehensive income							1,156,483

Issuance of shares to ESOP	13,989	140	180,287				180,427
Purchase of treasury stock				(2,500)			(2,500)
Exercise of stock options	64,000	640	325,720				326,360

Balance, Sept 30, 2005	3,281,931	$32,819	$23,934,041	$(9,896)	$4,969,731	$92,724	$29,019,419

See notes to condensed consolidated financial statements.

FIRST RELIANCE BANCSHARES, INC.

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,

	2005	2004

Cash flows from operating activities:
Net income	$1,305,430	$1,001,681
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Provision for loan losses	1,016,545	846,762
Depreciation and amortization expense	616,029	543,381
Writedown of other real estate owned	75,550	—
Accretion and premium amortization	66,581	54,774
Disbursements from mortgages held-for-sale	(51,804,647)	(18,253,922)
Proceeds from sale of mortgages held-for-sale	47,402,686	17,483,399
Deferred income tax provision	(75,258)	(83,613)
Gains on sale of securities available-for-sale	—	(3,808)
Increase in interest receivable	(339,834)	(272,356)
Decrease in interest payable	(280,213)	164,198
Increase in other assets	(506,795)	(3,712,191)
Increase in other liabilities	673,813	717,196

Net cash provided (used) by operating activities	(1,850,113)	(1,514,499)

Cash flows from investing activities:
Net increase in loans made to customers	(68,941,589)	(68,627,725)
Purchases of securities available-for-sale	(7,840,442)	(7,197,566)
Maturities of securities available-for-sale	3,932,107	3,695,095
Proceeds on sales of securities available-for-sale	—	2,308,188
Purchases of nonmarketable equity securities	(1,660,150)	(185,725)
Proceeds on sales of nonmarketable equity securities	1,449,000	125,000
Proceeds on sales of other real estate	285,142	129,426
Proceeds on sale of premises and equipment	70,137	—
Purchases of premises and equipment	(2,143,787)	(481,816)

Net cash used by investing activities	(74,849,582)	(70,235,123)

Cash flows from financing activities:
Net increase in deposits	86,917,636	69,548,330
Net decrease in federal funds purchased	—	(1,043,000)
Net increase in securities sold under agreements to repurchase	313,357	566,428
Advances from the Federal Home Loan Bank	(400,000)	900,000
Jr Subordinated Debentures	10,000,000	—
Proceeds from issuance of shares to ESOP	—	318,301
Proceeds from stock issuance	506,787	3,430,393
Purchase of Treasury Stock	(2,500)	—
Stock issuance costs	—	(65,922)
Proceeds from the exercise of stock options	—	—

Net cash provided by financing activities	97,335,280	73,654,530

Net increase (decrease) in cash and cash equivalents	20,635,585	1,904,908
Cash and cash equivalents, beginning of period	4,793,102	4,793,102

Cash and cash equivalents, end of period	$25,481,120	$6,698,010

Cash paid during the period for:
Income taxes	$588,308	$337,097

Interest	$6,437,697	$2,589,633

See notes to condensed consolidated financial statements.

FIRST RELIANCE BANCSHARES, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1 - Basis of Presentation

The accompanying financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures, which would substantially duplicate those contained in the most recent annual report to shareholders.  The financial statements as of September 30, 2005 and for the interim periods ended September 30, 2005 and 2004 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation.  The financial information as of December 31, 2004 has been derived from the audited financial statements as of that date.  For further information, refer to the financial statements and the notes included in First Reliance Bancshares, Inc.’s 2004 Annual Report on Form 10-KSB.

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

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption. In November 2004, the Emerging Issues Task Force (“EITF” or the “Task Force”) published Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The Task Force discussed the meaning of other-than-temporary impairment and its application to certain investments carried at cost. The Task Force requested that the FASB staff consider other impairment models within U.S. Generally Accepted Accounting Principles (“GAAP”) when developing its views. The Task Force also requested that the scope of the impairment issue be expanded to include equity investments and investments subject to FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and that the issue be addressed by the Task Force as a separate EITF issue. At the EITF meeting, the Task Force reached a consensus on one issue that certain quantitative and qualitative disclosures should be required for securities accounted for under Statement 115 that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. The Financial Accounting Standards Board (“FASB”) ratified the consensus on that one issue at its November 25, 2004 meeting. In September 2004, FASB directed the FASB staff to issue two proposed FASB Staff Positions (“FSP”): Proposed FSP EITF Issue 03-1-a, which provides guidance for the application of paragraph 16 of EITF Issue 03-1 to debt securities that are impaired because of interest rate and/or sector spread increases, and Proposed FSP EITF Issue 03-1-b, which delays the effective date of Issue 03-1 for debt securities that are impaired because of interest rate and/or sector spread increases. In June 2005, the FASB reached a decision whereby they declined to provide additional guidance on the meaning of other-than-temporary impairment. The Board directed the FASB staff to issue EITF 03-1a as final and to draft a new FSP that will replace EITF 03-01. The final FSP (retitled FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and it Application to Certain Investments”) would be effective for other-than-temporary impairment analysis conducted in periods beginning after September 15, 2005. The Corporation does not anticipate this revision will have a material effect on its financial statements

FIRST RELIANCE BANCSHARES, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 3 - Stock-Based Compensation

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

	Nine Months Ended September 30,

	2005	2004

Net income, as reported	$1,305,430	$1,001,681
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(767,326)	(177,963)

Pro forma net income	$538,104	$823,718

Earnings per share:
Basic - as reported	$0.40	$0.40

Basic - pro forma	$0.17	$0.33

Diluted - as reported	$0.38	$0.37

Diluted - pro forma	$0.16	$0.31

	Three Months Ended September 30,

	2005	2004

Net income, as reported	$490,428	$435,310
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	—	(59,321)

Pro forma net income	$490,428	$375,489

Earnings per share:
Basic - as reported	$0.15	$0.17

Basic - pro forma	$0.15	$0.15

Diluted - as reported	$0.14	$0.16

Diluted - pro forma	$0.14	$0.14

FIRST RELIANCE BANCSHARES, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 4 - Earnings Per Share

A reconciliation of the numerators and denominators used to calculate basic and diluted earnings per share for the three and nine month periods ended September 30, 2005 and 2004 are as follows:

	Nine Months Ended September 30, 2005

	Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic earnings per share
Income available to common shareholders	$1,305,430	3,249,698	$0.40

Effect of dilutive securities
Stock options		183,060

Diluted earnings per share
Income available to common shareholders plus assumed conversions	$1,305,430	3,432,758	$0.38

	Nine Months Ended September 30, 2004

	Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic earnings per share
Income available to common shareholders	$1,001,681	2,492,197	$0.40

Effect of dilutive securities
Stock options	—	186,041

Diluted earnings per share
Income available to common shareholders plus assumed conversions	$1,001,681	2,678,238	$0.37

	Three Months Ended September 30, 2005

	Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic earnings per share
Income available to common shareholders	$490,428	3,280,182	$0.15

Effect of dilutive securities
Stock options		178,343

Diluted earnings per share
Income available to common shareholders plus assumed conversions	$490,428	3,458,525	$0.14

	Three Months Ended September 30, 2004

	Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic earnings per share
Income available to common shareholders	$435,310	2,501,237	$0.17

Effect of dilutive securities
Stock options	—	199,837

Diluted earnings per share
Income available to common shareholders plus assumed conversions	$435,310	2,701,074	$0.16

FIRST RELIANCE BANCSHARES, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 5 - Comprehensive Income

Comprehensive income includes net income and other comprehensive income, which is defined as nonowner related transactions in equity.  The following table sets forth the amounts of other comprehensive income included in equity along with the related tax effects for the nine month and three month periods ended September 30, 2005 and 2004:

	Nine Months Ended September 30, 2005

	Pre-tax Amount	(Expense) Benefit	Net-of-tax Amount

Unrealized gains (losses) on securities
Unrealized holding gains (losses) arising during the period	$(225,676)	$76,729	$(148,947)
Less reclassification adjustment for gains realized in net income	—	—	—

Net unrealized gains (losses) on securities	(225,676)	76,729	(148,947)

Other comprehensive income	$(225,676)	$76,729	$(148,947)

	Nine Months Ended September 30, 2004

	Pre-tax Amount	(Expense) Benefit	Net-of-tax Amount

Unrealized gains (losses) on securities
Unrealized holding gains (losses) arising during the period	$127,419	$(43,322)	$84,097
Less reclassification adjustment for gains realized in net income	(3,808)	1,295	(2,513)

Net unrealized gains (losses) on securities	123,611	(42,027)	81,584

Other comprehensive income	$123,611	$(42,027)	$81,584

	Three Months Ended September 30, 2005

	Pre-tax Amount	(Expense) Benefit	Net-of-tax Amount

Unrealized gains (losses) on securities
Unrealized holding gains (losses) arising during the period	$(174,544)	$59,341	$(115,203)
Less reclassification adjustment for gains realized in net income	—	—	—

Net unrealized gains (losses) on securities	(174,544)	59,341	(115,203)

Other comprehensive income	$(174,544)	$59,341	$(115,203)

	Three Months Ended September 30, 2004

	Pre-tax Amount	(Expense) Benefit	Net-of-tax Amount

Unrealized gains (losses) on securities
Unrealized holding gains (losses) arising during the period	$746,933	$(253,957)	$492,976
Less reclassification adjustment for gains realized in net income	(1,105)	376	(729)

Net unrealized gains (losses) on securities	745,828	(253,581)	492,247

Other comprehensive income	$745,828	$(253,581)	$492,247

Accumulated other comprehensive income consists solely of the unrealized gains and losses on securities available-for-sale, net of the deferred tax effects.

FIRST RELIANCE BANCSHARES, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Item 2. Management’s Discussion and Analysis or Plan of Operation

The following is a discussion of our financial condition as of September 30, 2005 compared to December 31, 2004, and the results of operations for the three and nine months ended September 30, 2005 and 2004.  These comments should be read in conjunction with our condensed financial statements and accompanying footnotes appearing in this report.

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

Results of Operations

Net Interest Income

For the nine months ended September 30, 2005, net interest income totaled $10,389,244, an increase of $3,957,188, or 62%, as compared to $6,432,056 for the nine months ended September 30, 2004.  Total interest income for the nine months ended September 30, 2005 was $16,482,631, or 79% greater than the same period of the preceding year.  The main component of interest income was generated from loans, including fees, which totaled $15,247,645 and $8,322,963 for the nine months ended September 30, 2005 and 2004, respectively.  This increase is a result of the significant growth in our loan portfolio as a result of our increased presence in Lexington and our expansion into the Charleston market.  In addition, interest income on taxable securities totaled $529,973 for the nine months ended September 30, 2005, a decrease of $7,266 from the same period of the preceding year.  Other reasons for significant interest income growth were a 35% increase in non-taxable securities and an increase from $2,313 to $246,954 in Federal Funds sold. The net interest margin, which is net interest income divided by average earning assets, realized on earning assets was 4.26% and 4.11% for the nine month periods ending September 30, 2005 and September 30, 2004, respectively, and the interest rate spread was 3.89% and 3.80% during the same periods.

For the three months ended September 30, 2005, net interest income increased $1,419,837 to $3,869,906, compared to $2,450,069 for the three months ended September 30, 2004.  Total interest income for the three months ended September 30, 2005 was $6,229,357, or $2,653,400 greater than the same period of the preceding year.  Interest income totaling $5,712,770 was generated from loans, including fees for the three months ended September 30, 2005, which is 74% higher than for the third quarter of 2004.  This increase is also due to our increased presence in Lexington and our expansion in Charleston.  In addition, interest income on investment securities totaled $325,797 for the three months ended September 30, 2005 and $292,246 for the three months ended September 30, 2004.  This income was partially offset by interest expense on deposit accounts of $2,091,780 for the period in 2005 and $999,588 in 2004.  The interest rate environment had a significant impact on our interest earned on assets and the costs paid for liabilities.

FIRST RELIANCE BANCSHARES, INC.

Item 2. Management’s Discussion And Analysis or Plan of Operation - continued

Provision and Allowance for Loan Losses

The provision for loan losses is the charge to operating earnings that management feels is necessary to maintain the allowance for loan losses at an adequate level.  For the nine months ended September 30, 2005 and September 30, 2004, the provision charged to expense was $1,016,545 and $846,762, respectively.  For the three months ended September 30, 2005, the provision charged to expense was $450,393 as compared to $368,500 for the three months ended September 30, 2004.  Based on present information, management believes the allowance for loan losses is adequate at September 30, 2005 to meet presently known and inherent risks in the loan portfolio.  The allowance for loan losses was 1.10% of total loans at September 30, 2005 and was 1.18% of total loans as of September 30, 2004.  There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral.  The Bank maintains an allowance for loan losses based on, among other things, historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality.  Management’s judgment about the adequacy of the allowance is based upon a number of assumptions about future events, which it believes to be reasonable, but which may not prove to be accurate.  Thus, there is a risk that charge-offs in future periods could exceed the allowance for loan losses or that substantial additional increases in the allowance for loan losses could be required.  Additions to the allowance for loan losses would result in a decrease of our net income and, possibly, the Bank’s capital.

Risk Elements in the Loan Portfolio

The following is a summary of risk elements in the loan portfolio:

	September 30, 2005	December 31, 2004

Loans:
Nonaccrual loans	$1,513,551	$1,186,183
Accruing loans more than 90 days past due	718,174	59,148

Activity in the allowance for loan losses is as follows:

	September 30,

	2005	2004

Balance, January 1,	$2,758,225	$1,752,282
Provision for loan losses for the period	1,016,545	846,762
Net loans (charged-off) recovered for the period	(401,878)	(142,389)

Balance, end of period	$3,372,891	$2,456,655

Gross loans outstanding, end of period	$306,521,358	$207,350,839

Allowance for loan losses to loans outstanding	1.10%	1.18%

Noninterest Income

Noninterest income during the nine months ended September 30, 2005 was $2,312,690 as compared to $1,787,517 for the first nine months of 2004.  The primary source of this income was from service charges on deposit accounts, which totaled $1,020,408 for the nine months ended September 30, 2005, compared to $895,291 for the nine months ended September 30, 2004.  Income from service charges increased as a result of the growth in deposits between the two periods.  In addition, other charges, commissions and fees totaled $367,244 for the nine months ended September 30, 2005, an increase of $61,732, or 20%, over the same period of the preceding year.  The primary reason for this increase was $97,801 of income from the new bank-owned life insurance policies.  Noninterest income during the three months ended September 30, 2005 and September 30, 2004 was $926,281 and $663,227, respectively.  The primary source of this income was from residential mortgage origination fees, which totaled $402,628 during the three months ended September 30, 2005.  This represents an increase of $238,243 or 145%, over the $164,385 in mortgage origination fees recognized during the third quarter of 2004.  Increases in various sources of noninterest income were partially offset by decreases in credit life insurance commissions and losses on sales of other real estate, and by an increase in occupancy expenses.

FIRST RELIANCE BANCSHARES, INC.

Item 2. Management’s Discussion And Analysis or Plan of Operation - continued

Noninterest Expense

Total noninterest expense for the nine months ended September 30, 2005, was $9,842,055.  Total noninterest expense for the nine months ended September 30, 2004 was $5,946,322.  Just over half of the $3,895,733 change was due to an increase in salaries and employee benefits, which comprises the largest portion of these expenses totaling $5,486,807 and $3,486,375 for the nine months ending September 30, 2005 and 2004, respectively.  The large increase in salaries was a result of the opening of our new branch in Mt. Pleasant  and increasing our current operations.  In addition, other operating expenses totaled $3,188,548 for the nine months ended September 30, 2005, as compared to $1,736,941 for the same period in 2004.  Furniture and equipment expense increased $77,694 from $446,168 for the nine months ended September 30, 2004 to $523,862 for the same period in 2005.  Other operating expenses and furniture and equipment expenses increased as a result of the opening of our new branch in Mt. Pleasant, South Carolina.

Total noninterest expense for the three months ended September 30, 2005 and September 30, 2004 was $3,649,041 and $2,120,188, respectively.  Salaries and employee benefits totaled $1,908,637 for the three months ended September 30, 2005, an increase of 52% as compared to the same period in the prior year.  In addition, other operating expenses totaled $1,316,239 and $612,568, respectively, for the three months ended September 30, 2005 and 2004.  Furniture and equipment expenses totaled $163,398 and $145,146, respectively, for the three months ended September 30, 2005 and 2004.  Increases in all categories of noninterest expense, over the two periods, is primarily related to the opening of the new Mt. Pleasant branch and the overall growth of the Bank.

Income Taxes

The income tax provision for the nine months and three months ended September 30, 2005 was $537,904 and $206,325, respectively.  The income tax provision for the nine months and three months ended September 30, 2004 was $424,808 and $189,298, respectively.  The provisions for 2005 were based on effective tax rates of 29.18% and 29.61% for the nine months ended September 30, 2005 and for the three months ended September 30, 2005, respectively.

Net Income

The combination of the above factors resulted in net income for the nine months ended September 30, 2005 and September 30, 2004 of $1,305,430 and $1,001,681, respectively.  The increase in net income is primarily due to increases in net interest income.  The large increase in loans and an increase in residential mortgage origination fees were the primary factors for the increased income.  The combination of the above factors resulted in net income for the quarter ended September 30, 2005 and September 30, 2004 of $490,428 and $435,310, respectively.

Assets and Liabilities

During the first nine months of 2005, total assets increased $98,885,363, or 34.70%, when compared to December 31, 2004. The largest single source of growth in assets was the increase of $68,159,266, or 28.59%, in loans receivable.  Deposits increased $86,917,636, or 38.55%, to $312,411,463 as of September 30, 2005. Advances from the Federal Home Loan Bank decreased by $400,000 from December 31, 2004.The largest increase in deposits was in savings, which increased $31,837,807, or 68.77%, to $78,137,005 at September 30, 2005.  This was due to successful money market campaigns where we offered higher-than-normal yields to attract new customers in our new market areas. The company also completed a transaction where $10,000,000 in junior subordinated debt was obtained during the third quarter of 2005. The growth in assets and liabilities was partially attributable to the opening of our new Mt. Pleasant branch in the third quarter of 2005.

Investment Securities

Investment securities totaled $34,109,594 at September 30, 2005, as compared to $30,282,366 at December 31, 2004.  Investment securities totaling $32,183,744 were designated as available for sale.  Nonmarketable equity securities totaled $1,925,850 at September 30, 2005.

FIRST RELIANCE BANCSHARES, INC.

Item 2. Management’s Discussion And Analysis or Plan of Operation - continued

Loans

Net loans increased $67,544,600, or 28.67%, during the first nine months of September 2005.  The largest increase was in commercial loans, which increased from $63,188,726 at December 31, 2004 to $99,295,784 at September 30, 2005.  This represents an increase of $36,107,058, or 57.14%, from December 31, 2004 to September 30, 2005.  Balances within the major loans receivable categories as of September 30, 2005 and December 31, 2004 are as follows:

	September 30, 2005	December 31, 2004

Mortgage loans on real estate:
Residential 1-4 family	$53,723,401	$50,429,754
Multi Family	5,930,335	2,786,453
Commercial	99,295,784	63,188,726
Construction	51,774,429	39,023,385
Second mortgages	4,657,483	5,311,537
Equity lines of credit	23,626,115	14,179,437

	239,007,547	174,919,292

Commercial and industrial	52,169,847	47,890,104
Consumer	14,319,135	13,931,133
Other	1,024,829	1,621,563

	$306,521,358	$238,362,092

Deposits

Total deposits increased $86,917,636, or 38.55%, from December 31, 2004.  The largest increase was in time deposits greater than $100,000, which increased $14,706,476, or 15.65%% to $108,682,388 at September 30, 2005.  Expressed in percentages, noninterest-bearing deposits increased 36.60% and interest-bearing deposits increased 46.77%.  Time deposits $100,000 and over consists of $108,682,388 and $93,975,912 at September 30, 2005 and December 31, 2004, respectively.

Balances within the major deposit categories as of September 30, 2005 and December 31, 2004 are as follows:

	September 30, 2005	December 31, 2004

Noninterest-bearing demand deposits	$37,647,945	$27,560,581
Interest-bearing demand deposits	22,786,963	15,525,590
Savings deposits	78,137,005	46,299,198
Time deposits $100,000 and over	108,682,388	93,975,912
Other time deposits	65,157,162	42,132,546

	$312,411,463	$225,493,827

FIRST RELIANCE BANCSHARES, INC.

Item 2. Management’s Discussion And Analysis or Plan of Operation - continued

Advances from Federal Home Loan Bank

Advances from the Federal Home Loan Bank of Atlanta were $27,500,000 as of September 30, 2005.  The following schedule summarizes the maturities:

Maturing on	Interest Rate	Principal

04/10/06	2.60	1,000,000
12/19/06	2.87	1,500,000
04/09/07	3.13	1,000,000
07/02/07	3.56	500,000
12/19/07	3.44	1,500,000
04/08/08	3.46	1,000,000
03/19/09	2.48	3,000,000
07/05/12	4.08	1,000,000
1/12/07	3.72	2,000,000
2/3/06	3.40	5,000,000
3/12/12	3.44	6,000,000
12/10/09	2.56	4,000,000
		$27,500,000

Junior Subordinated Debentures

On June 30, 2005 the Company formed First Reliance Capital Trust I (the “Trust”) for the purposed of issuing trust preferred securities, which enable the Company to obtain Tier 1 capital on a consolidated basis for regulatory purposes.  On July 1, 2005, the Company closed a private offering of $10,000,000 of floating rate preferred securities offered and sold by the Trust.  The proceeds from such issuance, together with the proceeds from a related issuance of common securities of the Trust purchased by the Company in the amount of $310,000, were invested by the Trust in floating rate Junior Subordinated Notes issued by the Company (the “Notes”) totaling $10.3 million.  The Notes are due and payable on November 23, 2035 and may be redeemed by the Company after five years, and sooner in certain specific events, including in the event that certain circumstances render the Notes ineligible for treatment as Tier 1 capital, subject to prior approval by the Federal Reserve Board, if then required.  The Notes presently qualify as Tier 1 capital for regulatory reporting.  The sole assets of the Trust are the Notes.  The Company owns 100% of the common securities of the Trust.  The Notes are unsecured and rank junior to all senior debt of the Company.  For the quarter ended September 30, 2005, the floating rate preferred securities and the Notes had an annual interest rate of 5.93%.  This interest rate is fixed until August 23, 2010, when the interest rate will adjust quarterly.  After August 23, 2010, the interest rate will equal three-month LIBOR plus 1.83%.

Liquidity

Liquidity needs are met by us through scheduled maturities of loans and investments on the asset side and through pricing policies on the liability side for interest-bearing deposit accounts and advances from Federal Home Loan Bank.  The level of liquidity is measured by the loan-to-total funds ratio, which was at 87% at September 30, 2005 and 93% at December 31, 2004.

Securities available-for-sale, which totaled $32,183,744 at September 30, 2005, serve as a ready source of liquidity.  We also have lines of credit available with correspondent banks to purchase federal funds for periods from one to seven days.  At September 30, 2005, unused lines of credit totaled $33,500,000.  Based on qualifying collateral reports filed on a quarterly basis with the Federal Home Loan Bank, we also have a line of credit to borrow funds from the Federal Home Loan Bank up to $63,309,850 as of September 30, 2005.  As of September 30, 2005, we had borrowed $27,500,000.

Capital Resources

Total shareholders’ equity increased $1,660,770 to $29,019,419 at September 30, 2005.  This increase is primarily the result net income during the period of $1,305,430.

FIRST RELIANCE BANCSHARES, INC.

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

The Company is also required to maintain capital at a minimum level based on adjusted quarterly average assets, which is known as the leverage ratio.  Only the strongest banks are allowed to maintain capital at the minimum requirement of 3%.  All others are subject to maintaining ratios 1% to 2% above the minimum.

FIRST RELIANCE BANCSHARES, INC.

Item 2. Management’s Discussion And Analysis or Plan of Operation - continued

Capital Resources - continued

The following table summarizes the Company’s risk-based capital at September 30, 2005:

Shareholders’ equity	$29,019,419
Less: unrealized gain on available-for-sale securities	92,724

Tier 1 capital	28,926,695
Plus: allowance for loan losses (1)	3,372,891

Total capital	32,299,586

Net risk-weighted assets	$319,851,201

Risk-based capital ratios
Tier 1 capital (to risk-weighted assets)	9.04%
Total capital (to risk-weighted assets)	10.10%
Tier 1 capital (to total average assets)	7.63%

(1) Limited to 1.25% of gross risk-weighted assets

Off-Balance Sheet Arrangements

Through its operations, the Bank has made contractual commitments to extend credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to the Bank’s customers at predetermined interest rates for a specified period of time.  At September 30, 2005, the Bank had issued commitments to extend credit of $58,358,465 and standby letters of credit of $1,297,857 through various types of commercial lending arrangements. Approximately $50,807,305 of these commitments to extend credit had variable rates.

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at September 30, 2005:

(Dollars in thousands)	Within One Month	After One Through Three Months	After Three Through Twelve Months	Within One Year	Greater Than One Year	Total

Unused commitments to extend credit	$3,846	$182	$8,818	$12,846	$45,512	$58,358
Standby letters of credit	50	50	968	1,068	230	1,298

Total	$3,896	$232	$9,786	$13,914	$45,742	$59,656

The Bank evaluates each customer’s credit worthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on its credit evaluation of the borrower.  Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.

FIRST RELIANCE BANCSHARES, INC.

Item 3. Controls and Procedures

As of the end of the period covered by this report, our management, including our Chief Executive Officer and Chief Financial Officer, reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiary) that is required to be included in our periodic filings with the Securities and Exchange Commission.  There have been no changes in the Company’s internal control over financial reporting during the Company’s quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.  Other Information

Employment Agreement Summary:

On September 30, 2005, the Bank entered into a First Amendment to Employment Agreement with Jeffrey A. Paolucci, the Company’s Senior Vice President and Chief Financial Officer.  The Amendment revised Mr. Paolucci’s existing Employment Agreement, dated September 30, 2002, to extend the term of the Employment Agreement until September 30, 2008.  All other provisions of the Employment Agreement remained unchanged.

Lease Summary:

On March 24, 2005, the bank successfully obtained land for future expansion of the corporate campus plan. The Bank, as tenant entered into a Lease Agreement with SP Financial, LLC, as landlord, which is a single asset limited liability company having as its only two members F. R. Saunders, Jr., and Jeff Paolucci, who are both corporate officers of the Bank and the Company.  The Bank believes it is in compliance with Regulation O. The Lease is for 5.31 acres located at 2211 West Palmetto Street, Florence, SC.  The Lease is for a 39 year term and initial base rent is payable in $24,000 per month installments, plus taxes and other costs, subject to adjustment based upon various factors, including the commencement of improvements to the property or the change of control of the Bank.  The Bank has a right of first refusal to purchase the property upon landlord’s proposed sale.

FIRST RELIANCE BANCSHARES, INC.

Item 6. Exhibits

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

10.6	First Reliance Bancshares, Inc. 2003 Stock Incentive Plan

10.7	Form of stock option award under First Reliance Bancshares, Inc. 2003 Stock Incentive

31.1	Certification pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended.

31.2	Certification pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

10.5(a)

Amendment 1 to Executive Employment Agreement dated September 27, 2002 – Jeffrey A. Paolucci (incorporated by reference to Exhibit 10.5 to the Registrant’s quarterly report On Form 10-KSB for the year ended December 31, 2002).

FIRST RELIANCE BANCSHARES, INC.

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

	By:	/s/ F. R. SAUNDERS, JR.

F. R. Saunders, Jr.
President & Chief Executive Officer

Date: November __, 2005	By:	/s/ JEFFERY A. PAOLUCCI

Jeffery A. Paolucci
Senior Vice President and Chief Financial Officer