Form 10KSB
period 2005-12-31
FIRST RELIANCE BANCSHARES INC
filed 2006-03-31
CIK 1172102

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C.  20549

FORM 10-KSB

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_______to_______

Commission File Number:  000-49757

FIRST RELIANCE BANCHSARES, INC.
(Exact Name of Small Business Issuer in its Charter)

South Carolina	80-0030931
(State of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2170 W. Palmetto Street, Florence, South Carolina	29501
(Address of Principal Executive Offices)	(Zip Code)

(843) 656-5000
(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:
None

Securities Registered Pursuant to Section 12(g) of the Act:
Common Stock, $0.01 Par Value

          Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.           ☐

          Check whether the issuer:  (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

          Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.           ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

          The issuer’s revenue for its most recent fiscal year was approximately $26,002,399.  As of December 31, 2005, there were 3,306,117 shares of common stock issued and outstanding.  The aggregate market value of the registrant’s outstanding common stock held by nonaffiliates of the registrant as of December 31, 2005, was approximately $45,179,726.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated

Annual Report to Shareholders for the Year Ended December 31, 2005	Part II

Proxy Statement for the Annual Meeting of Shareholders to be held June 15, 2006	Part III

Transitional Small Business Disclosure Format (check one):	Yes ☐ No ☒

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

Location and Service Area

          The executive or main office facilities of the Company and the Bank are located at 2170 W. Palmetto Street, Florence, South Carolina 29501.  The Bank also has branches located at 411 Second Loop Road, Florence, South Carolina, 709 North Lake Drive, Lexington, South Carolina, 800 South Shelmore Blvd., Mount Pleasant, South Carolina and 51 State Street, Suite 101, Charleston, South Carolina.  The Bank’s primary market areas are the Cities of Florence, Lexington, and Charleston and the surrounding areas of Florence, Lexington, and Charleston Counties, South Carolina.

          According to the South Carolina Department of Commerce, in 2000, Florence County had an estimated population of 125,761.  Florence County, which covers approximately 805 square miles, is located in the eastern portion of South Carolina and is bordered by Darlington, Marlboro, Dillon, Williamsburg, Marion, Clarendon, Sumter and Lee Counties.  Florence County has a number of large employers, including, Wellman, Inc., Honda, Nan Ya Plastics, ESAB, and McLeod Regional Medical Center.  The principal components of the economy of Florence County are the wholesale and retail trade sector, the manufacturing sector, the services sector and the financial, insurance and real estate sector.

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

          First Reliance Bank opened a branch office in Mount Pleasant, South Carolina as well a branch office in Charleston, South Carolina in 2005.  Charleston County has a population of 309,969 and the Metro Area has a population of 549,033 according to the 2000 census.  Charleston is located on the central and southern east coast surrounded by Berkley and Dorchester counties.  Major employers in the area include US Navy, Medical University of South Carolina, and the Charleston Air Force Base.

Banking Services

          The Bank strives to provide its customers with the breadth of products and services comparable to those offered by large regional banks, while maintaining the quick response and personal service of a locally owned and managed bank.  In addition to offering a full range of deposit services and commercial and personal loans, the Bank offers investment services and products such as mortgage loan origination, wholesale mortgage services and title insurance services.

          The Bank seeks to promote continuous long-term relationships.  Because management of the Bank is located in Florence and Lexington, South Carolina, all credit and related decisions are made locally, which facilitates prompt responses by persons familiar with the borrower’s local business environment.

          Deposit Services. The Bank offers a full range of deposit services that are typically available in most banks and savings and loan associations, including checking accounts, NOW accounts, savings accounts and other time deposits of various types, ranging from daily money market accounts to longer-term certificates of deposit.  The transaction accounts and time certificates are tailored to the Bank’s principal market area at rates competitive to those offered by other banks in the area.  In addition, the Bank offers certain retirement account services, such as Individual Retirement Accounts. The bank also offers free courier service for business accounts. All deposit accounts are insured by the FDIC up to the maximum amount allowed by law.  The Bank solicits these accounts from individuals, businesses, associations and organizations and governmental authorities.

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

          As of December 31, 2005, the classification of the commercial loans of the Bank and the respective percentage of the Bank’s total loan portfolio of each are as follows:

Description	Total Outstanding as of December 31, 2005	Percentage of Total Loan Portfolio

Loans to finance agricultural production and other farm loans	$20,151.00	< 1%
Commercial and industrial loans	$50,320,434.10	16%

          Commercial loans involve significant risk because there is generally a small market available for an asset held as collateral that needs to be liquidated.  Commercial loans for working capital needs are typically difficult to monitor.

          As of December 31, 2005, the classification of the consumer loans of the Bank and the respective percentage of the Bank’s total loan portfolio of each are as follows:

Description	Total Outstanding as of December 31, 2005	Percentage of Total Loan Portfolio

Individuals (household, personal, single pay, installment and other)	$12,073,252.11	4%
Individuals (household, family, personal credit cards and overdraft protection)	$1,880,380.48	1%
All other consumer loans	$2,141,433.18	1%

          The risks associated with consumer lending are largely related to economic conditions and increase during economic downturns.  Other major risk factors relating to consumer loans include high debt to income ratios and poor loan-to-value ratios.  All of the consumer loans set forth above require a debt service income ratio of no greater than 36% based on gross income.

          The Bank’s lending activities are subject to a variety of lending limits imposed by federal law.  Under South Carolina law, loans by the Bank to a single customer may not exceed 10% of the Bank’s unimpaired capital, except that by two-thirds vote of the directors of the Bank such limit may be increased to 15% of the Bank’s unimpaired capital.  The Bank’s Board of Directors has approved that increase in its lending limit.  Based on the Bank’s unimpaired capital as of December 31, 2005, the Bank’s lending limit to a single customer is approximately $6.3 million.  Even with the increase, the size of the loans that the Bank is able to offer to potential customers is less than the size of the loans that the Bank’s competitors with larger lending limits are able to offer.  This limit affects the ability of the Bank to seek relationships with the area’s larger businesses.  However, the Bank may request other banks to participate in loans to customers when requested loan amounts exceed the Bank’s legal lending limit.

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

          As of December 31, 2005, the classification of the mortgage loans of the Bank and the respective percentage of the Bank’s total loan portfolio of each are as follows:

Description	Total Amount as of December 31, 2005	Percentage of Total Loan Portfolio

Secured by non-farm, non-residential properties	$103,446,936.65	33%
Construction and land development	$52,267,759.09	16%
Farmland (including farm residential and other improvements)	$2,678,166.35	1%

Description	Total Amount as of December 31, 2005	Percentage of Total Loan Portfolio

Revolving, open end loans secured by1-4 family extended under line of credit	$24,570,163.10	8%
All other loans secured by 1-4 family residential (1st lien)	$50,937,658.02	16%
All other loans secured by 1-4 family residential (junior lien)	$4,885,095.05	2%
Secured by multi-family (5 or more) residential properties – condos and apartments	$6,322,956.66	2%

          Of the loan types listed above, commercial real estate loans are generally more risky because they are the most difficult to liquidate. Construction loans also involve risks due to weather delays and cost overruns.

          The Bank generates additional fee income by selling most of its mortgage loans in the secondary market and cross-selling its other products and services to its mortgage customers.  In 2005, the Bank sold mortgage loans in a total amount of approximately $74,459,914 or 37.5% of the total number of mortgage loans originated by the Bank.

          All FHA, VA and State Housing loans sold by the Bank involve the right to recourse. The FHA and VA loans are subject to recourse if the loan shows 60 days or more past due in the first 4 months or goes in to foreclosure within the first 12 months.  The State Housing loans are subject to recourse if the loan becomes delinquent prior to purchase by State Housing or if final documentation is not delivered within 90 days of purchase.   All investors have a right to require the Bank to repurchase a loan in the event the loan involved fraud.  In 2005, of the 546 loans sold by the Bank, 17 were FHA or VA loans and 46 were State Housing loans.  Such loans represented 7.4% of the dollar volume or 11.5% of the total number of loans sold by the Bank in 2005.

          In addition, an increase in interest rates may decrease the demand for consumer and commercial credit, including real estate loans. Net Fees from residential mortgage originations were $878 thousand, or 3.4% of gross revenue in 2005.  We expect to originate more real estate loans in 2006 with the addition of more mortgage originators.  Accordingly, a period of rising interest rates could negatively affect our residential mortgage origination business.

          Other Banking Services.  First Reliance Bank focuses heavily on personal customer service and offers a full range of financial services.  Personal products include checking and savings accounts, money market accounts, CDs and IRAs, and personal mortgage loans, while business products include checking and savings accounts, commercial lending services, money market accounts, and business deposit courier service.  In September 2004, the Company began offering Wholesale Mortgage Services and Title Insurance Services.  In December 2004, the Company began offering business customers a courier service. The Company also provides Internet banking, electronic bill paying services and an overdraft privilege to its customers.  The Company’s stock is traded on the OTC Bulletin Board under the symbol “FSRL”.  Information about the Company is available on our website at http://firstreliance.com.

          First Reliance’s growth has been excellent and has been driven by expansion into new markets as well as organic growth.  Further, much of that growth has come in low or no cost deposit accounts, which leverages the investment the Bank has made in customer service initiatives and provides a low cost of funds for the Bank.  Two of the initiatives the Bank has implemented to achieve its strong growth are extended hours and an incentive plan that rewards employees at the customer contact level.  The extended hours initiative, known as First Reliance’s 8 to 8 program, continues to receive positive responses from customers, and the Company’s goal is to eventually have an 8 to 8 operation for each of the geographic regions in which it operates.  Management attributes part of the rapid growth in core deposits to the recent introduction of its Balanced Scorecard, which focuses on driving profitability, growth and improving efficiencies.  During the quarter, its customers rewarded the Bank with a 94% customer satisfaction rating.

          First Reliance’s strong balance sheet growth led it to be recognized as one of South Carolina’s Top 25 Fastest Growing Companies™ by Elliot Davis, LLC, in association with the SC Chamber of Commerce.  The most recent award is the third time First Reliance has received this distinction, and it is the only SC bank to receive this honor this many times.  Over the past year, (from December 31, 2004 to December 31, 2005), total assets increased 41%, net loans (excluding loans held for sale) grew 31% and deposits were up 48%.

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

Competition

          The Bank faces strong competition for deposits, loans and other financial services from numerous other banks, thrifts, credit unions, other financial institutions and other entities that provide financial services, some of which are not subject to the same degree of regulation as the Bank.  Because South Carolina law permits statewide branching by banks and savings and loan associations, many financial institutions in the state have branch networks.  In addition, subject to certain conditions, South Carolina law permits interstate banking.  Reflecting this opportunity provided by law plus the growth prospects of the Florence Lexington and Charleston markets, all of the five largest (in terms of local deposits) commercial banks in our market are branches of or affiliated with regional or super-regional banks.

          As of June 30, 2005, 24 banks and five savings institutions operated 214 offices within Charleston, Florence and Lexington Counties.  All of these institutions aggressively compete for business in the Bank’s market area.  Most of these competitors have been in business for many years, have established customer bases, are substantially larger than the Bank, have substantially higher lending limits than the Bank has and are able to offer certain services, including trust and international banking services, that the Bank is able to offer only through correspondents, if at all.

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

Employees

          The Bank currently has 123 full-time employees and 7 part-time employee.  The executive officers of the Company are the only officers of the Company, but they receive no compensation from the Company.  The Company has no employees.

Supervision and Regulation

          Both the Company and the Bank are subject to extensive state and federal banking regulations that impose restrictions on and provide for general regulatory oversight of their operations.  These laws generally are intended to protect depositors and not shareholders.  The following discussion describes the material elements of the regulatory framework that applies to us.

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

          Change in Bank Control.  Subject to various exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with related regulations, require Federal Reserve approval prior to any person or company acquiring “control” of a bank holding company.  Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company.  Control is rebuttably presumed to exist if a person or company acquires 10% or more, but less than 25%, of any class of voting securities and either:

•	the bank holding company has registered securities under Section 12 of the Securities Exchange Act of 1934; or

•	no other person owns a greater percentage of that class of voting securities immediately after the transaction.

          Our common stock is registered under Section 12 of the Securities Exchange Act of 1934.  The regulations provide a procedure for challenging any rebuttable presumption of control.

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

          The Financial Services Modernization Act of 1999, or the Gramm-Leach-Bliley Act, revised and expanded the provisions of the Bank Holding Company Act by permitting a bank holding company to qualify and elect to become a financial holding company.  A financial holding company may engage in activities that are financial in nature or incidental or complementary to financial activity.  Under the regulations implementing the Gramm-Leach-Bliley Act, the following activities are considered financial in nature:

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

          South Carolina Law.   Asa bank holding company with its principal offices in South Carolina, the Company is subject to limitations on sale or merger and to regulation by the South Carolina State Board of Financial Institutions (the “State Board”).  The Company must receive the approval of the State Board prior to acquiring control of a bank or bank holding company or all or substantially all of the assets of a bank or a bank holding company.  The Company also must file with the State Board periodic reports with respect to its financial condition, operations and management, and the intercompany relationships between the Company and its subsidiaries.

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

          Other Regulations.  Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws concerning interest rates.  For example, under the Soldiers’ and Sailors’ Civil Relief Act of 1940, a lender is generally prohibited from charging an annual interest rate in excess of 6% on any obligation of a borrower who is on active duty with the United States military.

          The Bank’s loan operations are also subject to federal laws applicable to credit transactions, such as the:

•	Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

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

•

Fair Credit Reporting Act of 1978, as amended by the Fair and Accurate Credit Transactions Act, governing the use and provision of information to credit reporting agencies, certain identity theft protections, and certain credit and other disclosures;

•	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;

•

Soldiers’ and Sailors’ Civil Relief Act of 1940, as amended by the Servicemembers Civil Relief Act, governing the repayment terms of, and property rights underlying, secured obligations of persons in military service; and

•	rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

          The Bank’s deposit operations are also subject to federal laws applicable to deposit transactions, such as the:

•

Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•

Electronic Funds Transfer Act, governing automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services; and

•	rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

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

          The minimum guideline for the ratio of total capital to risk-weighted assets is 8%.  Total capital consists of two components, Tier 1 Capital and Tier 2 Capital.  Tier 1 Capital generally consists of common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and other specified intangible assets.  Tier 1 Capital must equal at least 4% of risk-weighted assets.  Tier 2 Capital generally consists of subordinated debt, other preferred stock, and a limited amount of loan loss reserves.  The total amount of Tier 2 Capital is limited to 100% of Tier 1 Capital.  At December 31, 2005, our ratio of total capital to risk-weighted assets was 13.05% and our ratio of Tier 1 Capital to risk-weighted assets was 12.02%.

          In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies.  These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve’s risk-based capital measure for market risk.  All other bank holding companies generally are required to maintain a leverage ratio of at least 4%.  At December 31, 2005, our leverage ratio was 10.02%.  The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without reliance on intangible assets.  The Federal Reserve considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities.

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

Anti-Terrorism and Money Laundering Legislation

          The Bank is subject to the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA PATRIOT Act”), the Bank Secrecy Act, and rules and regulations of the Office of Foreign Assets Control.  These statutes and related rules and regulations impose requirements and limitations on specified financial transactions and account relationships, intended to guard against money laundering and terrorism financing.  The Bank has established a customer identification program pursuant to Section 326 of the USA PATRIOT Act and the Bank Secrecy Act, and otherwise have implemented policies and procedures to comply with the foregoing rules.

Federal Deposit Insurance Reform

          On February 8, 2006, President Bush signed the Federal Deposit Insurance Reform Act of 2005 (“FDIRA”).  The FDIC must adopt rules implementing the various provisions of FDIRA by November 5, 2006.

          Among other things, FDIRA changes the Federal deposit insurance system by:

•	raising the coverage level for retirement accounts to $250,000;

•	indexing deposit insurance coverage levels for inflation beginning in 2012;

•	prohibiting undercapitalized financial institutions from accepting employee benefit plan deposits;

•	merging the Bank Insurance Fund and Savings Association Insurance Fund into a new Deposit Insurance Fund (the “DIF”); and

•	providing credits to financial institutions that capitalized the FDIC prior to 1996 to offset future assessment premiums.

          FDIRA also authorizes the FDIC to revise the current risk-based assessment system, subject to notice and comment and caps the amount of the DIF at 1.50% of domestic deposits.  The FDIC must issue cash dividends, awarded on a historical basis, for the amount of the DIF over the 1.50% ratio.  Additionally, if the DIF exceeds 1.35% of domestic deposits at year-end, the FDIC must issue cash dividends, awarded on a historical basis, for half of the amount of the excess.

Proposed Legislation and Regulatory Action

          New regulations and statutes are regularly proposed that contain wide-ranging changes to the structures, regulations and competitive relationships of financial institutions operating and doing business in the United States.  We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute.

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

          On March 15, 2005, the Bank opened a branch at 51 State Street, Charleston, South Carolina.  This property is leased. On August 8, 2005 the bank changed the street address of this location to 25 Cumberland Street, Charleston, South Carolina because of a change in the primary entrance to the branch.

          On March 24, 2005, the Bank leased approximately five acres at 2211 West Palmetto Street in Florence, South Carolina for development of a future headquarters location.

          On October 3, 2005, the Bank opened a branch at 800 South Shelmore Blvd., Mount Pleasant, South Carolina. The land is owned by the Bank.

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

          (a)          The response to this Item 5(a) is included in the Company’s 2005 Annual Report to Shareholders under the heading, “Market for First Reliance Bancshares, Inc.’s Common Stock; Payment of Dividends,” and is incorporated herein by reference.

          (b)          Not Applicable

          (c)          Not Applicable

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The response to this Item is included in the Company’s 2005 Annual Report to Shareholders under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and is incorporated herein by reference.

ITEM 7.	FINANCIAL STATEMENTS

          The following financial statements are included in the Company’s 2005 Annual Report to Shareholders, and are incorporated herein by reference:

•	Report of Independent Certified Public Accountants

•	Financial Statements:

	1.	Consolidated Balance Sheets dated as of December 31, 2005 and 2004.
	2.	Consolidated Statements of Income for the Years Ended December 31, 2005 and 2004.
	3.	Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income for the Years Ended December 31, 2005 and 2004.
	4.	Consolidated Statements of Cash Flows for the Years Ended December 31, 2005 and 2004.
	5.	Notes to Consolidated Financial Statements.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          Not Applicable

ITEM 8A.	CONTROLS AND PROCEDURES

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

          The Company has adopted a Code of Ethics that applies to its principal executive, financial and accounting officers.  The Code of Ethics has been posted to the Company’s website at www.firstreliance.com.  A copy may also be obtained, without charge, upon written request addressed to First Reliance Bancshares, Inc., 2170 W. Palmetto Street, P. O. Box 4250, Florence, South Carolina 29501, Attention: Corporate Secretary.  The request may be delivered by letter to the address set forth above or by fax to the attention of the Company’s Corporate Secretary at 843-656-3045.

          The remaining information for this Item is included in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on June 15, 2006, under the headings “Proposal:  Election of Directors”, “Security Ownership of Certain Beneficial Owners and Management” and “Section 16(a) Beneficial Ownership Reporting Compliance” and are incorporated herein by reference.

ITEM 10.	EXECUTIVE COMPENSATION

          The responses to this Item are included in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on June 15, 2006, under the heading “Compensation of Executive Officers and Directors” and are incorporated herein by reference.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The following table provides information regarding compensation plans under which equity securities of the Company are authorized for issuance.  All data is presented as of December 31, 2005.

Equity Compensation Plan Table

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	389,118	$7.67	0
Equity compensation plans not approved by security holders	11,245	$10.44	N/A

Total	400,363	$7.75	0

          The equity compensation plans not approved by our shareholders consist of non-qualified option grants to five employees of the Company to purchase a total of 11,245 shares of the Company’s common stock. All of the non-qualified option grants are fully vested as of 12/31/2005.  The table below breaks down the exercise prices of the non-qualified options that have been granted by the Company.

Price	Number of Options

$9.32	2,800
$10.25	3,145
$11.00	5,000
$13.50	300

          The additional responses to this Item are included in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on June 15, 2006, under the heading “Security Ownership of Certain Beneficial Owners and Management” and are incorporated herein by reference.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The responses to this Item are included in the Company’s Proxy Statement for the Annual Meeting of Shareholders held on June 15, 2006, under the headings “Related Party Transactions” and “Compensation of Executive Officers and Directors” and are incorporated herein by reference.

ITEM 13.	EXHIBITS

          A list of exhibits included as part of this annual report is set forth in the Exhibit Index that immediately precedes the exhibits and is incorporated by reference herein.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

          The responses to this Item are included in the Company Proxy Statement for the Annual Meeting of Shareholders to be held on June 15, 2006, under the heading “Independent Registered Public Accounting Firm” and are incorporated herein by reference.

SIGNATURES

          In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST RELIANCE BANCSHARES, INC.

By:

F. R. Saunders, Jr.
President and Chief Executive Officer

Date: March 31, 2006

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

Signature	Title	Date

	Director, President and Chief Executive Officer (Principal Executive Officer)	March 31, 2006
F. R. Saunders, Jr.

	Director	March 31, 2006
Paul C. Saunders

	Director	March 31, 2006
A. Dale Porter

	Chairman of the Board	March 31, 2006
Leonard A. Hoogenboom

	Director	March 31, 2006
John M. Jebaily

	Director	March 31, 2006
Andrew G. Kampiziones

	Director	March 31, 2006
C. Dale Lusk

	Director	March 31, 2006
T. Daniel Turner

	Director	March 31, 2006
A. Joe Willis

	Director, Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2006
Jeffrey A. Paolucci

EXHIBIT INDEX

Exhibit Number	Exhibit

3.1	Articles of Incorporation (incorporated by reference to the Registrant’s current report on Form 8-K dated April 1, 2002).

3.2	Bylaws (incorporated by reference to the Registrant’s current report on Form 8-K dated April 1, 2002).

4.1	See Articles of Incorporation at Exhibit 3.1 hereto and Bylaws at Exhibit 3.2 hereto.

4.2	Indenture between the Registrant and the Trustee (incorporated by reference to the Registrant’s current report on Form 8-K dated July 1, 2005).

4.3	Guarantee Agreement (incorporated by reference to the Registrant’s current report on Form 8-K dated July 1, 2005).

4.4	Amended and Restated Declaration (incorporated by reference to the Registrant’s current report on Form 8-K dated July 1, 2005).

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
 June 30, 2002).

10.4(a)*	Employment Agreement dated September 27, 2002 - Jeffrey A. Paolucci (incorporated by reference to Exhibit 10.5 to the Registrant’s annual report on Form 10-KSB for the year ended December 31, 2002).

10.4(b)*	Amendment No. 1 to Employment Agreement dated September 30, 2005

10.5*

Employment Agreement dated April 23, 2003, by and between First Reliance Bank and Thomas C. Ewart, Sr. (incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2003).

10.6(a)*	1999 First Reliance Bank Employee Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s quarterly report on Form 10-QSB for the quarter ended March 31, 2002).

10.6(b)*

Amendment No. 1 to 1999 First Reliance Bank Employee Stock Option Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s quarterly report on Form 10-QSB for the quarter ended March 31, 2002).

10.6(c)*

Amendment No. 2 to 1999 First Reliance Bank Employee Stock Option Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s quarterly report on Form 10-QSB for the quarter ended June 30, 2002).

10.7*	First Reliance Bancshares, Inc. 2003 Stock Incentive Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2003

10.8*	First Reliance Bancshares, Inc. 2006 Equity Incentive Plan

10.9	Lease Agreement by and between SP Financial, LLC and First Reliance Bank

13.1

First Reliance Bancshares, Inc. 2005 Annual Report to Shareholders.  Except with respect to those portions specifically incorporated by reference into this Report, the Company’s 2005 Annual Report to Shareholders is not deemed to be filed as part of this Report.

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

*Indicates management contract or compensatory plan or arrangement