Form 10-Q
period 2006-03-31
FIRST RELIANCE BANCSHARES INC
filed 2006-05-15
CIK 1172102

SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C.

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2006

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

3,281,931 shares of common stock, par value $0.01 per share, as of March 31, 2006

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	☒	No	☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

FIRST RELIANCE BANCSHARES, INC.

FIRST RELIANCE BANCSHARES, INC.

Condensed Consolidated Balance Sheets

	March 31, 2006	December 31, 2005

	(Unaudited)	(Audited)
Assets
Cash and cash equivalents:
Cash and due from banks	$9,208,595	$7,264,897
Federal funds sold	15,250,000	22,442,000

Total cash and cash equivalents	24,458,595	29,706,897

Securities available-for-sale	37,356,234	37,121,479
Nonmarketable equity securities	1,956,350	1,745,850
Investment in trust	310,000	310,000

Total investment securities	39,622,584	39,177,329
Loans held for sale	7,760,509	7,994,603
Loans receivable	326,997,202	311,544,385
Less allowance for loan losses	(3,594,008)	(3,419,368)

Loans, net	323,403,194	308,125,017

Premises and equipment, net	10,644,038	10,020,537
Accrued interest receivable	1,984,566	2,189,742
Other real estate owned	1,518,896	345,550
Cash surrender value life insurance	8,644,788	3,752,165
Other assets	2,033,965	1,726,044

Total assets	$420,071,135	$403,037,884

Liabilities and Shareholders’ Equity
Liabilities
Deposits
Noninterest-bearing transaction accounts	$43,331,022	$39,222,574
Interest-bearing transaction accounts	29,039,236	29,437,107
Savings	80,493,705	79,663,175
Time deposits $100,000 and over	114,849,844	113,268,921
Other time deposits	87,392,005	72,845,121

Total deposits	355,105,812	334,436,898

Securities sold under agreement to repurchase	4,127,758	3,859,904
Advances from Federal Home Loan Bank	18,500,000	23,500,000
Junior subordinated debentures	10,310,000	10,310,000
Accrued interest payable	435,373	446,303
Other liabilities	944,864	834,144

Total liabilities	389,423,807	373,387,249

Shareholders’ Equity
Common stock, $0.01 par value; 20,000,000 shares authorized, 3,370,254 and 3,306,117 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	33,703	33,061
Capital surplus	24,703,902	24,127,329
Non -vested restricted stock	(91,840)	—
Treasury stock	—	(9,896)
Retained earnings	6,185,550	5,611,847
Accumulated other comprehensive income (loss)	(183,987)	(111,706)

Total shareholders’ equity	30,647,328	29,650,635

Total liabilities and shareholders’ equity	$420,071,135	$403,037,884

See notes to condensed consolidated financial statements.

FIRST RELIANCE BANCSHARES, INC.

Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended March 31,

	2006	2005

Interest income
Loans, including fees	$6,397,688	$4,305,702
Investment securities
Taxable	270,349	182,285
Nontaxable	152,401	125,971
Federal funds sold	177,871	5,329
Other interest income	26,018	13,683

Total	7,024,327	4,632,970

Interest expense
Time deposits over $100,000	1,060,179	688,700
Other deposits	1,544,759	649,125
Other interest expense	410,720	254,637

Total	3,015,658	1,592,462

Net interest income	4,008,669	3,040,508
Provision for loan losses	250,285	172,552

Net interest income after provision for loan losses	3,758,384	2,867,956

Noninterest income
Service charges on deposit accounts	364,379	328,605
Gain on sale of mortgage loans	358,450	105,497
Brokerage fees	31,465	31,002
Credit life insurance commissions	6,429	7,661
Other charges, commissions and fees	59,766	46,797
Gain (loss) on sale of other real estate	—	(30,025)
Gain (loss) on sale of fixed assets	(14)	(287)
Other non-interest Income	117,980	68,983

Total	938,455	558,233

Noninterest expenses
Salaries and benefits	2,240,635	1,706,080
Occupancy expense	288,986	158,395
Furniture and equipment expense	162,578	174,218
Other operating expenses	1,193,086	828,988

Total	3,885,285	2,867,681

Income before taxes	811,554	558,508
Income tax provision	237,851	172,909

Net income	$573,703	$385,599

Basic earnings per share	$0.17	$0.12
Diluted earnings per share	$0.16	$0.11

See notes to condensed consolidated financial statements.

FIRST RELIANCE BANCSHARES, INC.

Condensed Consolidated Statements of Shareholders’ Equity and Comprehensive Income
For the Three Months Ended March 31, 2005 and 2006
(Unaudited)

	Common Stock		Capital surplus	Non- vested restricted stock	Treasury stock	Retained earnings	Accumulated other comprehensive income	Total

	Shares	Amount

Balance, December 31, 2004	3,203,942	$32,039	$23,428,034	$—	$(7,396)	$3,664,301	$241,671	$27,358,649
Net income						385,599		385,599
Other comprehensive loss, net of tax benefit of ($155,476)							(301,807)	(301,807)

Comprehensive income								83,792

Issuance of shares to 401K	5,427	55	69,953					70,008
Treasury Stock					(2,500)			(2,500)
Exercise of stock options	20,000	200	99,800					100,000

Balance, March 31, 2005	3,229,369	$32,294	$23,597,787	$—	$(9,896)	$4,049,900	$(60,136)	$27,609,949

Balance, December 31, 2005	3,306,117	$33,061	$24,127,329	$—	$(9,896)	$5,611,847	$(111,706)	$29,650,635
Net income						573,703		573,703
Other comprehensive loss, net of tax benefit of ($37,236)							(72,281)	(72,281)

Comprehensive income								501,422

Issuance of shares to 401K	4970	50	64,063					64,113
Non-vested restricted stock	6,796	68	100,066	(91,840)				8,294
Sale of treasury stock					9,896			9,896
Exercise of stock options	52,371	524	412,444					412,968

Balance, March 31, 2006	3,370,254	$33,703	$24,703,902	$91,840	$—	$6,185,550	$(183,987)	$30,647,327

See notes to condensed consolidated financial statements.

FIRST RELIANCE BANCSHARES, INC.

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,

	2006	2005

Cash flows from operating activities:
Net income	$573,703	$385,599
Adjustments to reconcile net income to net cash used by operating activities:
Provision for loan losses	250,285	172,552
Depreciation and amortization expense	213,759	130,734
Writedown of other real estate owned	20,000	51,787
Discount accretion and premium amortization	14,565	21,491
Deferred income tax benefit	(312,837)	(5,087)
Decrease (increase) in interest receivable	205,176	(41,972)
Decrease in interest payable	(10,930)	(52,149)
Disbursements for loans held for sale	(26,310,121)	(8,137,389)
Proceeds from loans held for sale	26,544,215	8,138,327
Decrease (increase) in other assets	(4,929,340)	66,896
Increase in other liabilities	110,720	578,868

Net cash provided (used) by operating activities	(3,630,805)	1,309,657

Cash flows from investing activities:
Purchases of securities available-for-sale	(1,421,226)	(1,188,954)
Net increase in loans receivable	(16,646,162)	(37,415,565)
Maturities of securities available-for-sale	1,063,350	1,135,345
Sales of other real estate owned	—	45,374
Purchase of non marketable equity securities	(435,500)	(1,641,400)
Proceeds on sale of nonmarketable equity securities	225,000	886,500
Proceeds from disposal of premises, furniture, and equipment	14,803	17,595
Purchases of premises and equipment	(774,155)	(1,416,099)

Net cash used by investing activities	(18,049,536)	(39,577,204)

Cash flows from financing activities:
Net increase in demand deposits, interest-bearing transaction accounts and savings accounts	4,541,107	24,394,920
Net increase (decrease) in certificates of deposit and other time deposits	16,127,807	11,193,608
Net increase (decrease) in securities sold under agreements to repurchase	267,854	133,429
Increase (decrease) in advances from the Federal Home Loan Bank	(5,000,000)	11,100,000
Proceeds from issuance of shares to ESOP	64,113	70,008
Sale (purchase) of treasury stock	9,896	(2,500)
Proceeds from the exercise of stock options	412,968	100,000
Issuance of restricted stock	8,294	—

Net cash provided by financing activities	16,432,040	46,989,465

Net increase (decrease) in cash and cash equivalents	(5,248,302)	8,721,918
Cash and cash equivalents, beginning	29,706,897	4,845,535

Cash and cash equivalents, end	$24,458,595	$13,567,453

Cash paid during the period for:
Income taxes	$137,522	$155,476
Interest	$3,026,588	$1,644,611

See notes to condensed consolidated financial statements.

FIRST RELIANCE BANCSHARES, INC.

Notes to Condensed Consolidated Financial Statements

Note 1 - Basis of Presentation

The accompanying financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit certain disclosures, which would appear in audited annual financial statements.  The financial statements as of March 31, 2006 and for the interim periods ended March 31, 2005 and 2006 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation.  The financial information as of December 31, 2005 has been derived from the audited financial statements as of that date.  For further information, refer to the financial statements and the notes included in First Reliance Bancshares, Inc.’s 2005 audited financial statements in Form 10-KSB.

Note 2 - Recently Issued Accounting Pronouncements

The following is a summary of recent authoritative pronouncements that could impact the accounting, reporting, and / or disclosure of financial information by the Company.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140.” This Statement amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” This Statement resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not believe that the adoption of SFAS No. 155 will have a material impact on its financial position, results of operations and cash flows.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140.”  This Statement amends FASB No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract; requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; permits an entity to choose its subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities; at its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value; and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. An entity should adopt SFAS No. 156 as of the beginning of its first fiscal year that begins after September 15, 2006. The Company does not believe the adoption of SFAS No. 156 will have a material impact on its financial position, results of operations and cash flows.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations and cash flows.

Note 3 – Equity Incentive Plan

During the first quarter of 2006, the Company adopted the 2006 Equity Incentive Plan. The 2006 Equity Incentive Plan provides for the granting of dividend equivalent rights, options, performance unity awards, phantom shares, stock appreciation rights, and stock awards of up to 350,000 shares of the Company’s common stock to officers, employees, directors, consultants, and other service providers of the Company, or any Affiliate of the Company.

During the first quarter of 2006, the Company granted 45,774 stock appreciation rights. The stock appreciation right entitles the individual to receive the excess of the fair market value from the grant date to the exercise date in a settlement of Company stock.  The Company has funded the liability through charges to earnings.  The accrued liability for the stock appreciation rights at March 31, 2006 was $5,536.

FIRST RELIANCE BANCSHARES, INC.

Notes to Condensed Consolidated Financial Statements

Note 3 – Equity Incentive Plan – continued

During the three months ended March 31, 2006, the Company granted 6,796 shares of restricted stock, pursuant to the 2006 Equity Incentive Plan.  The shares “cliff” vest in three years and are fully vested on March 28, 2009. The weighted average fair value of restricted stock granted in three months ended March 31, 2006 was $14.86.  Compensation cost associated with the grant was $8,294 for the three months ended March 31, 2006.

Note 4 - Stock-Based Compensation

On January 1, 2006, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Accounting for Stock-Based Compensation, to account for compensation costs under its stock option and other equity incentive plans.  The Company previously utilized the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (as amended) (“APB 25”).  Under the intrinsic value method prescribed by APB 25, no compensation costs were recognized for the Company’s stock options because the option exercise price in its plans equals the market price on the date of grant.  Prior to January 1, 2006, the Company only disclosed the pro forma effects on net income and earnings per share as if the fair value recognition provisions of SFAS 123(R) had been utilized.

During the second quarter of 2005, the Company accelerated the vesting of all outstanding options and recognized the pro forma effects in that quarter.  No options have been issued since June 2005. As discussed in Note 3, compensation expense related to stock appreciation rights amounted to $5,536 for the first quarter of 2006. The following table illustrates the effect on net income and earnings per share as if the fair value based method had been applied to all outstanding and unvested awards in each period.

	Three Months Ended March 31,

	2006	2005

Net income, as reported	$573,703	$385,599
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	5,536	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(5,536)	(366,619)

Pro forma net income	$573,703	$18,980

Earnings per share:
Basic - as reported	$0.17	$0.12

Basic - pro forma	$0.17	$0.01

Diluted - as reported	$0.16	$0.11

Diluted - pro forma	$0.16	$0.01

FIRST RELIANCE BANCSHARES, INC.

Notes to Condensed Consolidated Financial Statements

Note 4 - Earnings Per Share

A reconciliation of the numerators and denominators used to calculate basic and diluted earnings per share for the three month periods ended March 31, 2006 and 2005 are as follows:

	Three Months Ended March 31, 2006

	Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic earnings per share
Income available to common shareholders	$573,703	3,344,344	$0.17

Effect of dilutive securities
Stock options		189,979
Non –vested restricted stock	—	362

Diluted earnings per share
Income available to common shareholders plus assumed conversions	$573,703	3,534,685	$0.16

	Three Months Ended March 31, 2005

	Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic earnings per share
Income available to common shareholders	$385,599	3,221,202	$0.12

Effect of dilutive securities
Stock options	—	271,873

Diluted earnings per share
Income available to common shareholders plus assumed conversions	$385,599	3,493,075	$0.11

FIRST RELIANCE BANCSHARES, INC.

Notes to Condensed Consolidated Financial Statements

Note 5 - Comprehensive Income

Comprehensive income includes net income and other comprehensive income, which is defined as nonowner related transactions in equity.  The following table sets forth the amounts of other comprehensive income included in equity along with the related tax effect.

	Pre-tax Amount	(Expense) Benefit	Net-of-tax Amount

For the Three Months Ended March 31, 2006
Unrealized gains (losses) on securities available-for-sale:
Unrealized holding gains (losses) arising during the period	$(109,517)	$37,236	$(72,281)
Plus - reclassification adjustment for (gains) losses realized in net income	—	—	—

Net unrealized gains (losses) on securities	(109,517)	37,236	(72,281)

Other comprehensive income (loss)	$(109,517)	$37,236	$(72,281)

	Pre-tax Amount	(Expense) Benefit	Net-of-tax Amount

For the Three Months Ended March 31, 2005
Unrealized gains (losses) on securities available-for-sale:
Unrealized holding gains (losses) arising during the period	$457,283	$(155,476)	$(301,807)
Plus - reclassification adjustment for (gains) losses realized in net income	—	—	—

Net unrealized gains (losses) on securities	457,283	(155,476)	(301,807)

Other comprehensive income (loss)	$457,283	$(155,4746)	$(301,807)

Accumulated other comprehensive income (loss) consists solely of the unrealized gain (loss) on securities available-for-sale, net of the deferred tax effects.

Note 6 - Reclassifications

Certain captions and amounts in the March 31, 2005 10-QSB were reclassified to conform with the March 31, 2006 presentation.

FIRST RELIANCE BANCSHARES, INC.

Item 2. Management’s Discussion and Analysis or Plan of Operation

The following discussion of financial condition as of March 31, 2006 compared to December 31, 2005, and the results of operations for the three months ended March 31, 2006 compared to the three months ended March 31, 2005 should be read in conjunction with the condensed financial statements and accompanying footnotes appearing in this report.

Advisory Note Regarding Forward-Looking Statements

The statements contained in this report on Form 10-Q that are not historical facts are forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995.  We caution readers of this report that such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of us to be materially different from those expressed or implied by such forward-looking statements.  Although we believe that our expectations of future performance is based on reasonable assumptions within the bounds of our knowledge of our business and operations, there can be no assurance that actual results will not differ materially from our expectations.

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

FIRST RELIANCE BANCSHARES, INC.

Critical Accounting Policies

We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements.  Our significant accounting policies are described in the notes to the consolidated financial statements at December 31, 2005 as filed on our annual report on Form 10-KSB.  Certain accounting policies involve significant judgments and assumptions by us which have a material impact on the carrying value of certain assets and liabilities.  We consider these accounting policies to be critical accounting policies.  The judgments and assumptions we use are based on the historical experience and other factors, which we believe to be reasonable under the circumstances.  Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates which could have a major impact on our carrying values of assets and liabilities and our results of operations.

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

Results of Operations

Net Interest Income

For the three months ended March 31, 2006, net interest income was $4,008,669, which is an increase of $968,161, or 31.84%, over the same period in 2005.  Interest income from loans, including fees, increased $2,091,986, or 48.59%, from the three months ended March 31, 2005 to the comparable period in 2006 and is primarily due to an increase in our loan portfolio.  Interest expense for the three months ended March 31, 2006 was $3,015,658 compared to $1,592,462 for the same period in 2005.  The increase is primarily attributable to an increase in savings and time deposit accounts.  The net interest margin realized on earning assets was 4.28% for the three months ended March 31, 2006, as compared to 4.23% for the three months ended March 31, 2005.  The interest rate spread was 4.69% for the three months ended March 31, 2006 as compared to 4.20% for the three months ended March 31, 2005.  The margin and spread increases were due to the increase in rates on interest earning assets outpacing the increase in rates on interest paying liabilities.

Provision and Allowance for Loan Losses

The provision for loan losses is the charge to operating earnings that we feel is necessary to maintain the allowance for loan losses at an adequate level.  For the three months ended March 31, 2006, the provision for loan losses was $250,285.  For the three months ended March 31, 2005, the provision for loan losses was $172,552.  Based on present information, we believe the allowance for loan losses was adequate at March 31, 2006 to meet presently known and inherent risks in the loan portfolio. The allowance for loan losses was 1.10% and 1.07% of total loans at March 31, 2006 and 2005, respectively.  There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral.  We maintain an allowance for loan losses based on, among other things, historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality.  The allowance is based upon a number of assumptions about future events, which management believes to be reasonable, but which may not prove to be accurate.  Thus, there is a risk that charge-offs in future periods could exceed the allowance for loan losses or that substantial additional increases in the allowance for loan losses could be required.  Additions to the allowance for loan losses would result in a decrease in net income and, possibly, in capital.

FIRST RELIANCE BANCSHARES, INC.

Noninterest Income

Noninterest income during the three months ended March 31, 2006 was $938,455, an increase of $380,222, or 68.11%, from the comparable period in 2005.  The increase is primarily a result of an increase in residential mortgage origination fees from $105,497 for the three months ended March 31, 2005 to $358,450 for the three months ended March 31, 2006.  This is an increase of $252,953, or 239.77%. Other noninterest income increased 71.03% to $117,980 for the three months ended March 31, 2006. This increase is attributable to the company purchasing additional bank owned life insurance policies.

Noninterest Expense

Total noninterest expense for the three months ended March 31, 2006 was $3,885,285, an increase of $1,017,604, or 35.49% over the three months ended March 31, 2005.  The primary reason was the $534,555 increase in salaries and employee benefits over the two periods as we continued to hire employees and expand into the Charleston, South Carolina market.  In addition, occupancy expense increased $130,591, or 82.45%, for the three months ending March 31, 2006 as compared to the three months ending March 31, 2005.  This increase is also primarily a result of additional expenses associated with the growth of the Bank through its expansion into the Charleston and Lexington markets. Other operating expenses increased 43.92% to $1,193,086 for the three months ended March 31, 2006. This increase is primarily a result of a successful marketing campaign.

Income Taxes

The income tax provision for the three months ended March 31, 2006 and for the three months ended March 31, 2005 was $237,851 and $172,909, respectively.  The provision was based on an effective tax rate of 29.31% and 30.96% for the three months ended March 31, 2006 and for the three months ended March 31, 2005, respectively.

Net Income

The combination of the above factors resulted in net income, after income tax provisions, for the three months ended March 31, 2006 and for the three months ended March 31, 2005 of $573,703 and $385,599, respectively.  Net income before taxes for the two periods was $811,554 and $558,508, respectively.  The net income results for both periods are primarily due to significant increases in loan volume during each respective period.

Assets and Liabilities

During the first three months of 2006, total assets increased $17,033,251 or 4.23%, when compared to December 31, 2005. The primary source of growth in assets was the increase in loans receivable.  Gross loans increased by $15,452,817 or 4.96%, during the first three months of 2006, from $311,544,385 at December 31, 2005 to $ 326,997,202 at March 31, 2006.  Total deposits increased $20,668,914 or 6.18%, over total deposits of $334,436,898 at December 31, 2005 to $355,105,812 at March 31, 2006.  The largest increase in deposits was in other time deposit accounts, which increased $14,546,884 or 19.97%, to $87,392,005 at March 31, 2006.  The primary reasons for increases in our net loans and deposits are provided below. Cash surrender value life insurance increased 130.39% to $8,644,788 at March 31, 2006. This increase is attributable to the company adding bank owned life insurance policies on key personnel. FHLB advances decreased 21.28% to $18,500,000 for the three months ended March 31, 2006. This decrease is attributable to the company’s decision to reduce alternative borrowings and rely more on core deposits from branch expansions.

Investment Securities

Investment securities classified as available for sale totaled $37,356,234 at March 31, 2006.  This total represents an increase of $234,755, or 0.63%, since December 31, 2005.  We also purchased additional stock during the quarter that brought the balance of nonmarketable equity securities to $1,956,350 at March 31, 2006.

FIRST RELIANCE BANCSHARES, INC.

Loans

Net loans increased $15,278,177, or 4.96%, during the three months ended March 31, 2006.  The primary reason for the significant growth is a result of our ability to compete favorably with other financial institutions in our market areas.  Balances within the major loans receivable categories as of March 31, 2006 and December 31, 2005 are as follows:

	March 31, 2006	December 31, 2005

Mortgage loans on real estate
Residential 1-4 family	$54,028,316	$50,937,658
Multifamily	7,836,213	6,322,957
Commercial	112,635,124	106,125,103
Construction	57,914,581	52,267,759
Second mortgages	5,334,286	4,885,095
Equity lines of credit	25,649,920	24,570,163

Total mortgage loans	263,398,440	245,108,735

Commercial and industrial	47,065,673	50,320,434
Consumer	13,329,789	13,953,632
Other, net	3,203,300	2,161,584

Total gross loans	$326,997,202	$311,544,385

Risk Elements in the Loan Portfolio

The following is a summary of risk elements in the loan portfolio:

	March 31, 2006	December 31, 2005

Loans
Nonaccrual loans	$1,007,332	$1,793,255
Accruing loans more than 90 days past due	471,239	936,970

Activity in the Allowance for Loan Losses is as follows:

	March 31,

	2006	2005

Balance, January 1,	$3,419,368	$2,758,225
Provision for loan losses for the period	250,286	172,552
Net loans (charged-off) recovered for the period	(75,646)	23,343

Balance, end of period	$3,594,008	$2,954,120

Gross loans outstanding, end of period	$326,997,202	$275,681,928

Allowance for loan losses to loans outstanding	1.10%	1.07%

FIRST RELIANCE BANCSHARES, INC.

Deposits

Total deposits increased $20,668,914, or 6.18%, from December 31, 2005.  Time deposits $100,000 and over comprised the largest category of deposits, totaling $114,849,844 at March 31, 2006.  Expressed in percentages, noninterest-bearing deposits increased 10.47% and all other interest-bearing deposits increased 5.61%.

Balances within the major deposit categories as of March 31, 2006 and December 31, 2005 are as follows:

	March 31, 2006	December 31, 2005

Noninterest-bearing transaction accounts	$43,331,022	$39,222,574
Interest-bearing demand deposits	29,039,236	29,437,107
Savings deposits	80,493,705	79,663,175
Time deposits $100,000 and over	114,849,844	113,268,921
Other time deposits	87,392,005	72,845,121

Total deposits	$355,105,812	$334,436,898

Included in total deposits at March 31, 3006 and December 31, 2005 were brokered deposits of $48,732,002 and $51,148,185, respectively.

Advances from Federal Home Loan Bank

Advances from the Federal Home Loan Bank of Atlanta totaled $18,500,000 as of March 31, 2006.  The following schedule summarizes the maturities

Maturing on	Interest Rate	Principal

04/10/06	2.60%	1,000,000
12/19/06	2.870	1,500,000
01/12/07	3.720	2,000,000
04/09/07	3.130	1,000,000
07/02/07	3.560	500,000
12/19/07	3.440	1,500,000
04/08/08	3.460	1,000,000
03/12/12	3.440	6,000,000
07/05/12	4.080	1,000,000
03/19/09	2.480	3,000,000

		$18,500,000

Liquidity

The company has reduced its borrowing from FHLB by $5,000,000 in 2006, to $18,500,000 for the quarter ended March 31, 2006. This reduction is a result of successful branch expansion and core deposit growth in new markets. Liquidity needs are met through scheduled maturities of loans and investments on the asset side and through pricing policies on the liability side for interest-bearing deposit accounts and advances from the Federal Home Loan Bank.  The level of liquidity is measured by the loan-to-deposits ratio, this was at 92.08% at March 31, 2006 and 93.15% at December 31, 2005.

Securities available-for-sale, which totaled $37,356,234 at March 31, 2006, serve as a ready source of liquidity.  We also have lines of credit available with correspondent banks to purchase federal funds for periods from one to fourteen days.  At March 31, 2006, unused lines of credit totaled $31,500,000.  Based on qualifying collateral reports filed on a quarterly basis with the Federal Home Loan Bank, we also have a line of credit to borrow funds from the Federal Home Loan Bank up to $63,309,850 as of March 31, 2006.  As of March 31, 2006, we had borrowed $18,500,000 on this line.

FIRST RELIANCE BANCSHARES, INC.

Capital Resources

Total shareholders’ equity increased $996,693 from December 31, 2005 to $30,647,328 at March 31, 2006.  The main reason for this increase was net income generated by the Company’s operations, which totaled $573,703 for the three months ended March 31, 2006. In addition, proceeds generated from the exercise of stock options totaled $412,968 during the period.

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

The following summarizes the Company and Bank’s risk-based capital at March 31, 2006:

	Company	Bank

Shareholders’ equity	$30,647,328	$39,273,591
Jr. Subordinated Debt	10,310,000	—
Add: unrealized loss on available-for-sale securities	(183,987)	(183,987)

Tier 1 capital	41,141,315	39,457,578
Plus: allowance for loan losses (1)	3,594,008	3,594,008

Total capital	$44,735,323	$43,051,586

Risk-weighted assets	$353,971,000	$353,144,789

Average total assets	$405,376,000	$405,376,328

Risk-based capital ratios
Tier 1 capital (to risk-weighted assets)	11.62%	11.17%
Total capital (to risk-weighted assets)	12.64%	12.19%
Leverage or Tier 1 capital (to total average assets)	10.15%	9.73%

(1)	Limited to 1.25% of gross risk-weighted assets

FIRST RELIANCE BANCSHARES, INC.

Off-Balance Sheet Risk

Through its operations, the Bank has made contractual commitments to extend credit in the ordinary course of its business activities.  These commitments are legally binding agreements to lend money to the Bank’s customers at predetermined interest rates for a specified period of time.  At March 31, 2006 the Bank had issued commitments to extend credit of $63,873,986 and standby letters of credit of $1,692,599 through various types of commercial lending arrangements. Approximately $54,080,000 of these commitments to extend credit had variable rates.

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at March 31, 2006:

(Dollars in thousands)	Within One Month	After One Through Three Months	After Three Through Twelve Months	Within One Year	Greater Than One Year	Total

Unused commitments to extend credit	$8,433	$3,205	$16,994	$28,632	$35,242	$63,874
Standby letters of credit	—	313	1,078	1,391	302	1,693

Totals	$8,433	$3,518	$18,072	$30,023	$35,544	$65,567

The Bank evaluates each customer’s credit worthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on its credit evaluation of the borrower.  Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss from adverse changes in market prices and rates.  Our market risk arises principally from interest rate risk inherent in our lending, deposit, and borrowing activities.  Management actively monitors and manages its interest rate risk exposure.  In addition to other risks that we manage in the normal course of business, such as credit quality and liquidity, management considers interest rate risk to be a significant market risk that could potentially have a material effect on our financial condition and results of operations.  Other types of market risks, such as foreign currency risk and commodity price risk, do not arise in the normal course of our business activities.

The primary objective of asset and liability management is to manage interest rate risk and achieve reasonable stability in net interest income throughout interest rate cycles.  This is achieved by maintaining the proper balance of rate-sensitive earning assets and rate-sensitive interest-bearing liabilities.  The relationship of rate-sensitive earning assets to rate-sensitive interest-bearing liabilities is the principal factor in projecting the effect that fluctuating interest rates will have on future net interest income.  Rate-sensitive assets and liabilities are those that can be repriced to current market rates within a relatively short time period. Management monitors the rate sensitivity of earning assets and interest-bearing liabilities over the entire life of these instruments, but places particular emphasis on the next twelve months.  At March 31, 2006, on a cumulative basis through 12 months, rate-sensitive assets exceeded rate-sensitive liabilities by approximately $40 million.  This asset-sensitive position is largely attributable to variable rate loans.

Item 4.  Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer have evaluated the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”).  Disclosure Controls, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

FIRST RELIANCE BANCSHARES, INC.

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

There have been no changes in our internal controls over financial reporting during our first fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

FIRST RELIANCE BANCSHARES, INC.

Part II - Other Information

Item 1.  Legal Proceedings

There are no material, pending legal proceedings to which the Company or its subsidiary is a party or of which any of their property is the subject.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1. Business” under the heading “Risk Factors” in our Annual Report on Form 10-KSB for the year ended December 31, 2005, which could materially affect our business, financial condition or future results.  The risks described in our Annual Report on Form 10-KSB are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

[Note: If you have any changes to the risk factors included in the 10-KSB, they should be added to the 10-Q.]

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable
(b)	Not applicable
(c)	Not applicable

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Submission of Matters to a Vote of Securities

None.

Item 5.  Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit

31.1	Certification pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended.
31.2	Certification pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

FIRST RELIANCE BANCSHARES, INC.

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST RELIANCE BANCSHARES, INC.

	By:	/s/ F.R. SAUNDERS, JR.

F. R. Saunders, Jr.
President & Chief Executive Officer

Date: May , 2006	By:	/s/ JEFFERY A. PAOLUCCI

Jeffery A. Paolucci
Senior Vice President and Chief Financial Officer