Form 10-Q
period 2006-06-30
FIRST RELIANCE BANCSHARES INC
filed 2006-08-14
CIK 1172102

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2006

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _________to_________

Commission File Number 000-49757

FIRST RELIANCE BANCSHARES, INC.
(Exact name of the registrant as specified in its charter)

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

3,409,259 shares of common stock, par value $0.01 per share, as of July 31, 2006

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

FIRST RELIANCE BANCSHARES, INC.

Item 1. Financial Statements

The financial statements of First Reliance Bancshares, Inc. are set forth in the following pages.

Condensed Consolidated Balance Sheets

	June 30, 2006	December 31, 2005

	(Unaudited)	(Audited)
Assets
Cash and due from banks	$10,072,241	$7,264,897
Federal funds sold	—	22,442,000

Total cash and cash equivalents	10,072,241	29,706,897

Securities available-for-sale	36,101,846	37,121,479
Nonmarketable equity securities	2,473,850	1,745,850
Investment in trust	310,000	310,000

Total investment securities	38,885,696	39,177,329
Loans held for sale	12,336,366	7,994,603
Loans receivable	349,035,226	311,544,385
Less allowance for loan losses	(3,831,630)	(3,419,368)

Loans, net	345,203,596	308,125,017

Premises and equipment, net	11,285,542	10,020,537
Accrued interest receivable	2,138,115	2,189,742
Other real estate owned	1,166,985	345,550
Cash surrender value life insurance	9,910,831	3,752,165
Other assets	2,133,385	1,726,044

Total assets	$433,132,757	$403,037,884

Liabilities and Shareholders’ Equity
Deposits
Noninterest-bearing transaction accounts	$46,021,304	$39,222,574
Interest-bearing transaction accounts	25,316,061	29,437,107
Savings	89,859,516	79,663,175
Time deposits $100,000 and over	104,737,742	113,268,921
Other time deposits	87,949,894	72,845,121

Total deposits	353,884,517	334,436,898

Securities sold under agreement to repurchase	5,278,809	3,859,904
Fed Funds Purchased	955,000	—
Advances from Federal Home Loan Bank	29,800,000	23,500,000
Junior subordinated debentures	10,310,000	10,310,000
Accrued interest payable	420,874	446,303
Other liabilities	1,087,928	834,144

Total liabilities	401,737,128	373,387,249

Shareholders’ Equity
Common stock, $.01 par value; 20,000,000 shares authorized, 3,399,599 and 3,306,117 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	34,064	33,061
Capital surplus	24,984,291	24,127,329
Treasury stock	—	(9,896)
Restricted stock	(83,456)	—
Retained earnings	7,008,467	5,611,847
Accumulated other comprehensive income (loss)	(547,737)	(111,706)

Total shareholders’ equity	31,395,629	29,650,635

Total liabilities and shareholders’ equity	$433,132,757	$403,037,884

See notes to condensed consolidated financial statements.

FIRST RELIANCE BANCSHARES, INC.

Condensed Consolidated Statements of Income
(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,

	2006	2005	2006	2005

Interest income:
Loans, including fees	$13,479,849	$9,534,875	$7,082,161	$5,229,173
Investment securities:
Taxable	530,540	351,478	260,191	169,193
Nontaxable	314,908	253,621	162,507	127,650
Federal funds sold	275,795	76,400	97,924	71,071
Other interest income	59,153	36,900	33,135	23,217

Total	14,660,245	10,253,274	7,635,918	5,620,304

Interest expense:
Time Deposits over $100,000	2,127,855	1,553,581	1,067,676	864,881
Other deposits	3,372,780	1,613,977	1,828,021	964,852
Other interest expense	773,699	566,378	362,979	311,741

Total	6,274,334	3,733,936	3,258,676	2,141,474

Net interest income	8,385,911	6,519,338	4,377,242	3,478,830
Provision for loan losses	690,786	566,152	440,501	393,600

Net interest income after provision for loan losses	7,695,125	5,953,186	3,936,741	3,085,230

Noninterest income:
Service charges on deposit accounts	774,587	674,447	410,208	345,842
Gain on sales of mortgage loans	939,181	308,989	580,731	203,492
Brokerage fees	59,775	69,896	28,310	38,894
Credit life insurance commissions	10,608	15,277	4,179	7,616
Other charges, commissions and fees	125,874	96,785	66,108	49,988
Gain (loss) on sale of other real estate	17,657	(63,341)	17,657	(33,316)
Other non-interest income	263,541	148,725	145,575	80,029

Total	2,191,223	1,250,778	1,252,768	692,545

Noninterest expenses:
Salaries and employee benefits	4,499,706	3,578,170	2,259,071	1,872,090
Occupancy expense	561,588	382,071	272,602	223,676
Furniture and equipment expense	359,273	360,464	196,695	186,246
Other operating expenses	2,486,816	1,736,678	1,293,730	907,690

Total	7,907,383	6,057,383	4,022,098	3,189,702

Income before income taxes	1,978,965	1,146,581	1,167,411	588,073
Income tax expense	582,346	331,579	344,495	158,670

Net income	$1,396,619	$815,002	$822,916	$429,403

Earnings per share
Basic earnings per share	$0.41	$0.25	$0.24	$0.13
Diluted earnings per share	$0.39	$0.24	$0.23	$0.13

See notes to condensed consolidated financial statements.

FIRST RELIANCE BANCSHARES, INC.

Condensed Consolidated Statements of Shareholders’ Equity and Comprehensive Income
For the six months ended June 30, 2006 and 2005
(Unaudited)

							Accumulated Other Compre- hensive Income (Loss)

	Common Stock			Restricted Stock	Treasury Stock	Retained Earnings

	Shares	Amount	Surplus					Total

Balance, December 31, 2004	3,203,942	$32,039	$23,428,034	$—	$(7,396)	$3,664,301	$241,671	$27,358,649
Net income for the period						815,002		815,002
Other comprehensive loss, net of tax benefit of $17,383							(33,744)	(33,744)

Comprehensive income								781,258

Issuance of shares to 401k	8,743	88	112,696					112,784
Purchase of treasury stock					(2,500)			(2,500)
Exercise of stock options	64,000	640	325,720					326,360

Balance, June 30, 2005	3,276,685	$32,767	$23,866,450	$—	$(9,896)	$4,479,303	$207,927	$28,576,551

Balance, December 31, 2005	3,306,117	$33,061	$24,127,329	$—	$(9,896)	$5,611,847	$(111,706)	$29,650,635
Net income for the period						1,396,619		1,396,619
Other comprehensive loss, net of tax benefit of $223,659							(436,031)	(436,031)

Comprehensive income								960,588

Issuance of shares to 401K	15,111	151	213,541					213,692
Restricted Stock	6,796	68	100,066	(83,456)				16,678
Sale of treasury stock					9,896			9,896
Exercise of stock options	78,371	784	543,354					544,138

Balance, June 30, 2006	3,406,395	$34,064	$24,984,290	$(83,456)	$—	$7,008,466	$(547,737)	$31,395,627

See notes to condensed consolidated financial statements.

FIRST RELIANCE BANCSHARES, INC.

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,

	2006	2005

Cash flows from operating activities:
Net income	$1,396,619	$815,002
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	690,786	566,152
Depreciation and amortization expense	435,488	395,690
Writedown of other real estate owned	119,146	75,550
Accretion and premium amortization	31,167	43,244
Disbursements from loans held-for-sale	(61,608,586)	(25,876,576)
Proceeds from sales of mortgages held-for-sale	57,266,823	25,431,294
Deferred income tax provision	(500,140)	(13,566)
Gain on sales of other real estate	(17,657)	—
(Increase) decrease in interest receivable	51,627	(422,910)
Increase (decrease) in interest payable	(25,429)	41,772
Increase in other liabilities	253,784	464,926
Increase in other assets	(6,000,815)	(385,463)

Net cash provided (used) by operating activities	(7,907,187)	1,135,115

Cash flows from investing activities:
Net increase in loans to customers	(38,962,711)	(65,759,008)
Purchases of securities available-for-sale	(1,421,226)	(1,577,004)
Calls and maturities on securities available-for-sale	1,750,001	2,498,993
Proceeds on sales of securities available-for-sale	—	438,416
Purchases of non marketable equity securities	(728,000)	(413,650)
Proceeds on sales of other real estate	270,422	194,442
Purchases of premises and equipment	(1,541,883)	(1,817,466)

Net cash used by investing activities	(40,633,397)	(66,873,643)

Cash flows from financing activities:
Net increase in deposit accounts	19,447,619	71,290,204
Net increase in federal funds purchased	955,000	—
Net increase in securities sold under agreements to repurchase	1,418,905	690,960
Advances from the Federal Home Loan Bank	6,300,000	4,100,000
Proceeds from issuance of shares to 401K	213,692	439,114
Sale (purchase) of treasury stock	9,896	(2,500)
Proceeds from the exercise of stock options	544,138	—
Issuance of restricted stock	16,678	—

Net cash provided by financing activities	28,905,929	76,517,808

Net increase (decrease) in cash and cash equivalents	(19,634,656)	10,779,230
Cash and cash equivalents, beginning of period	29,706,897	4,845,535

Cash and cash equivalents, end of period	$10,072,241	$15,624,765

Cash paid during the period for
Income taxes	$497,959	$287,308

Interest	$6,299,763	$3,692,164

See notes to condensed consolidated financial statements.

FIRST RELIANCE BANCSHARES, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1 –Nature of Business and Basis of Presentation

Business activity

First Reliance Bancshares, Inc. is a South Carolina corporation that owns all of the capital stock of First Reliance Bank and all of the stock of First Reliance Capital Trust 1 (the “Trust”). The bank is a state chartered bank organized under the laws of South Carolina located in Florence County, South Carolina.  The bank is primarily engaged in the business of accepting demand deposits and savings deposits insured by the Federal Deposit Insurance Corporation, and providing commercial, consumer and mortgage loans to the general public. The Trusts are special purpose subsidiaries for the sole purpose of issuing trust preferred securities.

Basis of Presentation

The accompanying financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures, which would substantially duplicate those contained in the most recent annual report to shareholders.  The financial statements as of June 30, 2006 and 2005 and for the interim periods then ended are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation.  The financial information as of December 31, 2005 has been derived from the audited financial statements as of that date.  For further information, refer to the financial statements and the notes included in First Reliance Bancshares, Inc.’s 2005 Annual Report on Form 10-KSB.

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

Note 3 - Equity Incentive Plan

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

During the six months ended June 30, 2006, the Company granted 45,774 stock appreciation rights. The stock appreciation right entitles the individual to receive the excess of the fair market value from the grant date to the exercise date in a settlement of Company stock.  The Company has funded the liability through charges to earnings.  The accrued liability for the stock appreciation rights at June 30, 2006 was $12,773.

A summary of the status of the Company’s stock appreciation rights as of the three months ended June 30, 2006. Changes during the period are presented below:

	Three months ended June 30, 2006

	Shares	Weighted Average Exercise Price

Outstanding at April 1	45,774	$14.87
Granted	—	—
Exercised	—	—
Forfeited	(273)	14.85

Outstanding at June 30, 2006	45,501	$14.87

A summary of the status of the Company’s stock appreciation rights as of the six months ended June 30, 2006. Changes during the period are presented below:

	Six months ended June 30, 2006

	Shares	Weighted Average Exercise Price

Outstanding at January 1	—	$—
Granted	45,774	14.87
Exercised	—	—
Forfeited	(273)	14.85

Outstanding at June 30, 2006	45,501	$14.87

During the six months ended June 30, 2006, the Company granted 6,796 shares of restricted stock, pursuant to the 2006 Equity Incentive Plan.  The shares “cliff” vest in three years and are fully vested on March 28, 2009. The weighted average fair value of restricted stock granted in six months ended June 30, 2006 was $14.86.  Compensation cost associated with the grant was $16,679 for the six months ended June 30, 2006.

FIRST RELIANCE BANCSHARES, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 3 - Equity Incentive Plan, continued

A summary of the status of the Company’s restricted stock as of the three months ended June 30, 2006. Changes during the period are presented below:

	Three months ended June 30, 2006

	Shares	Weighted Average Exercise Price

Outstanding at April 1	6,796	$14.86
Granted	—	—
Exercised	—	—
Forfeited	(25)	14.85

Outstanding at June 30, 2006	6,771	$14.86

A summary of the status of the Company’s restricted stock as of the six months ended June 30, 2006. Changes during the period are presented below:

	Six months ended June 30, 2006

	Shares	Weighted Average Exercise Price

Outstanding at January 1	—	$—
Granted	6,796	14.86
Exercised	—	—
Forfeited	(25)	14.85

Outstanding at June 30, 2006	6,771	$14.86

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

During the second quarter of 2005, the Company accelerated the vesting of all outstanding options and recognized the pro forma effects in that quarter.  No options have been issued since June 2005. As discussed in Note 3, compensation expense related to stock appreciation rights amounted to $12,773 for the six months ended June 30, 2006. The following table illustrates the effect on net income and earnings per share as if the fair value based method had been applied to all outstanding and unvested awards in each period.

FIRST RELIANCE BANCSHARES, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 4 - Stock-Based Compensation - continued

	Six Months Ended June 30,

	2006	2005

Net income, as reported	$1,396,619	$815,002
Add: Stock-based compensation expense included in reported net income, net of related tax effects	12,773	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(12,773)	767,326

Pro forma net income	$1,396,619	$47,676

Earnings per share:
Basic - as reported	$0.41	$0.25

Basic - pro forma	$0.41	$0.01

Diluted - as reported	$0.39	$0.24

Diluted - pro forma	$0.39	$0.01

	Three Months Ended June 30,

	2006	2005

Net income, as reported	$822,916	$429,403
Add: Stock-based compensation expense included in reported net income, net of related tax effects	7,237	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(7,237)	400,707

Pro forma net income	$822,916	$28,696

Earnings per share:
Basic - as reported	$0.24	$0.13

Basic - pro forma	$0.24	$0.01

Diluted - as reported	$0.23	$0.13

Diluted - pro forma	$0.23	$0.01

FIRST RELIANCE BANCSHARES, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 5 - Earnings Per Share

The following schedule reconciles the numerators and denominators of the basic and diluted earnings per share computations for the three and six month periods ended June 30, 2006 and 2005.  Dilutive common shares arise from the potentially dilutive effect of the company’s stock options and warrants that are outstanding.  The assumed conversion of stock options and warrants can create a difference between basic and dilutive net income per common share.

	Six Months Ended June 30, 2006

	Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic earnings per share
Income available to common shareholders	$1,396,619	3,366,162	$0.41

Effect of dilutive securities
Stock options		185,510
Non vested restricted stock	—	730

Diluted earnings per share
Income available to common shareholders plus assumed conversions	$1,396,619	3,552,402	$0.39

	Six Months Ended June 30, 2005

	Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic earnings per share
Income available to common shareholders	$815,002	3,234,456	$0.25

Effect of dilutive securities
Stock options	—	187,085

Diluted earnings per share
Income available to common shareholders plus assumed conversions	$815,002	3,421,541	$0.24

FIRST RELIANCE BANCSHARES, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 5 - Earnings Per Share - continued

	Three Months Ended June 30, 2006

	Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic earnings per share
Income available to common shareholders	$822,916	3,387,741	$0.24

Effect of dilutive securities
Stock options		181,211
Non – vested restricted stock		928

Diluted earnings per share
Income available to common shareholders plus assumed conversions	$822,916	3,569,880	$0.23

	Three Months Ended June 30, 2005

	Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic earnings per share
Income available to common shareholders	$429,403	3,252,018	$0.13

Effect of dilutive securities
Stock options	—	169,225

Diluted earnings per share
Income available to common shareholders plus assumed conversions	$429,403	3,421,243	$0.13

Note 6 - Stock Compensation Plan

On June 19, 2003, the Company established the 2003 First Reliance Bank Employee Stock Option Plan (Stock Plan) that provides for the granting of options to purchase up to 250,000 shares of the Company’s common stock to directors, officers, or employees of the Company.  This plan was preceded by the 1999 First Reliance Bank Employee Stock Option Plan, which provided for the granting of options to purchase up to 238,000 shares of the Company’s common stock to directors, officers, or employees of the Company.  The per-share exercise price of incentive stock options granted under the Stock Plan may not be less than the fair market value of a share on the date of grant.  The per-share exercise price of stock options granted is determined by the Board of Directors.  The expiration date of any option may not be greater than ten years from the date of grant.  Options that expire unexercised or are canceled become available for reissuance.  At June 30, 2006, there were no options available for grant under the 2003 plan and no options available for grant under the 1999 plan.

A summary of the status of the Company’s stock option plan as of six months ended June 30, 2006 changes during the period is presented below:

	Six months ended June 30, 2006

	Shares	Average Exercise Price

Outstanding at January 1	400,363	$7.75
Granted	—	—
Exercised	(78,371)	6.94
Forfeited	—	—

Outstanding at June 30, 2006	321,992	$7.95

FIRST RELIANCE BANCSHARES, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion reviews our results of operations and assesses our financial condition.  You should read the following discussion and analysis in conjunction with the accompanying consolidated financial statements.  The commentary should be read in conjunction with the discussion of forward-looking statements, the financial statements and the related notes and the other statistical information included in this report.

DISCUSSION OF FORWARD-LOOKING STATEMENTS

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

FIRST RELIANCE BANCSHARES, INC.

Overview

First Reliance Bank (the “Bank”) is a state-chartered bank headquartered in Florence, South Carolina.  The Bank opened for business on August 16, 1999.  The principal business activity of the Bank is to provide banking services to domestic markets, principally in Florence County, Lexington County, and Charleston County, South Carolina.  The deposits of the Bank are insured by the Federal Deposit Insurance Corporation.

On June 7, 2001, the shareholders of the Bank approved a plan of corporate reorganization (the “Reorganization”) under which the Bank would become a wholly owned subsidiary of First Reliance Bancshares, Inc. (the “Company”), a South Carolina corporation.  The Reorganization was accomplished through a statutory share exchange between the Bank and the Company, whereby each outstanding share of common stock of the Bank was exchanged for one share of common stock of the Company.  The Reorganization was completed on April 1, 2002, and the Bank became a wholly-owned subsidiary of First Reliance Bancshares, Inc.

Organizing activities for the Bank began on November 23, 1998.  Upon the completion of the application process with the South Carolina State Board of Financial Institutions for a state charter and with the Federal Deposit Insurance Corporation for deposit insurance, the Bank issued 723,518 shares of common stock at a price of $10.00 per share, resulting in capital totaling $7,173,293, net of selling expenses of $61,887.

The Bank began operations on August 16, 1999 at its temporary facility on West Palmetto Street in Florence, South Carolina.  In June of 2000, the Bank moved into its headquarters at 2170 West Palmetto Street in Florence, South Carolina.  The Bank also opened a banking office on Second Loop Road in Florence, South Carolina in April of 2001. On May 15, 2002, the Bank purchased an additional facility located at 2145 Fernleaf Drive in Florence, South Carolina.  The Fernleaf Drive site contains approximately 0.5 acres of land and includes a 7,500 square feet building.  The facility serves as additional space for operational activities of the Bank, including data processing and auditing.  No customer services are being conducted in this facility.

On November 12, 2002, the Company commenced a stock offering whereby a minimum of 125,000 shares and a maximum of 1,250,000 shares of common stock were offered to fund continued expansion through First Reliance Bank. The offering price was $8.00 per share.  This was a best efforts offering and was conducted without an underwriter.  The Company had sold 1,007,430 shares resulting in additional capital of $8,059,439 net of selling expenses of $162,965, at the close of the offering in May 2003.  Also 10,400 stock options were exercised in 2003 for a total amount of $52,000.

During the second quarter of 2004, the Bank opened its third branch in Lexington, South Carolina.  On March 15, 2005, the Bank opened its fourth branch in Charleston, South Carolina located at 51 State Street.  On October 3, 2005, the Bank opened its fifth branch in Mount Pleasant, South Carolina located at 800 South Shelmore Boulevard.

On June 30, 2005 the Company formed First Reliance Capital Trust I (the “Trust”) for the purposed of issuing trust preferred securities, which enable the Company to obtain Tier 1 capital on a consolidated basis for regulatory purposes.  On July 1, 2005, the Company closed a private offering of $10,000,000 of floating rate preferred securities offered and sold by the Trust.  The proceeds from such issuance, together with the proceeds from a related issuance of common securities of the Trust purchased by the Company in the amount of $310,000, were invested by the Trust in floating rate Junior Subordinated Notes issued by the Company (the “Notes”) totaling $10.3 million.  The Notes are due and payable on November 23, 2035 and may be redeemed by the Company after five years, and sooner in certain specific events, including in the event that certain circumstances render the Notes ineligible for treatment as Tier 1 capital, subject to prior approval by the Federal Reserve Board, if then required.  The Notes presently qualify as Tier 1 capital for regulatory reporting.  The sole assets of the Trust are the Notes.  The Company owns 100% of the common securities of the Trust.  The Notes are unsecured and rank junior to all senior debt of the Company.  For the quarter ended December 31, 2005, the floating rate preferred securities and the Notes had an annual interest rate of 5.93%.  This interest rate is fixed until August 23, 2010, when the interest rate will adjust quarterly.  After August 23, 2010, the interest rate will equal three-month LIBOR plus 1.83%.

Like most community banks, we derive the majority of our income from interest received on our loans and investments.  Our primary source of funds for making these loans and investments is our deposits, on which we pay interest.  Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits and borrowings.  Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities, which is called our net interest spread.

There are risks inherent in all loans, so we maintain an allowance for loan losses to absorb probable losses on existing loans that may become uncollectible.  We maintain this allowance by charging a provision for loan losses against our operating earnings for each period.  We have included a detailed discussion of this process, as well as several tables describing our allowance for loan losses.

FIRST RELIANCE BANCSHARES, INC.

In addition to earning interest on our loans and investments, we earn income through fees and other charges to our customers.  We have also included a discussion of the various components of this non-interest income, as well as of our non-interest expense.

 The following discussion and analysis also identifies significant factors that have affected our financial position and operating results during the periods included in the accompanying financial statements.  We encourage you to read this discussion and analysis in conjunction with our financial statements and the other statistical information included in our filings with the Securities and Exchange Commission.

Critical Accounting Policies

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States and with general practices within the banking industry in the preparation of our financial statements.  Our significant accounting policies are described in the footnotes to our audited consolidated financial statements as of December 31, 2005, as filed in our annual report on Form 10-K.

 Certain accounting policies involve significant judgments and assumptions by us that have a material impact on the carrying value of certain assets and liabilities.  We consider these accounting policies to be critical accounting policies.  The judgment and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances.  Because of the nature of the judgment and assumptions we make, actual results could differ from these judgments and estimates that could have a material impact on the carrying values of our assets and liabilities and our results of operations.

We believe the allowance for loan losses is the critical accounting policy that requires the most significant judgment and estimates used in preparation of our consolidated financial statements.  Some of the more critical judgments supporting the amount of our allowance for loan losses include judgments about the credit worthiness of borrowers, the estimated value of the underlying collateral, the assumptions about cash flow, determination of loss factors for estimating credit losses, the impact of current events, and conditions, and other factors impacting the level of probable inherent losses.  Under different conditions, the actual amount of credit losses incurred by us may be different from management’s estimates provided in our consolidated financial statements.  Refer to the portion of this discussion that addresses our allowance for loan losses for a more complete discussion of our processes and methodology for determining our allowance for loan losses.

Reclassifications

Certain captions and amounts in the 2005 consolidated financial statements were reclassified to conform with the 2006 presentation.

Effect of Economic Trends

Beginning in July of 2004 and through the first six months of 2006, our short-term or variable rate interest-bearing liabilities increased as the Federal Reserve began to increase short-term rates as the economy showed signs of strengthening following an economic decline and historically low interest rates.  During this period, the Federal Reserve increased rates 17 times for a total of 400 basis points.  Two of these rate increases occurred during the second quarter of 2006 for a total of 50 basis points. Economists have mixed opinions on whether the Federal Reserve will continue to increase rates during 2006.  The following discussion includes our analysis of the effect we anticipate these rising interest rates will have on our financial condition.  However, no assurance can be given that the Federal Reserve will actually continue to raise interest rates or that the results we anticipate will actually occur.

Results of Operations

Income Statement Review

Summary

Three months ended June 30, 2006 and 2005

Our net income was $822,916 and $429,403 for the three months ended June 30, 2006 and 2005, respectively, an increase of $393,513, or 91.6%.  The $393,513 increase in net income resulted primarily from an increase of $898,412 in net interest income and $560,223 in non-interest income which was partially offset by an increase of $46,901 in the provision for loan losses, $832,396 of additional noninterest expense and a $185,825 increase in income tax expense.

FIRST RELIANCE BANCSHARES, INC.

Six months ended June 30, 2006 and 2005

Our net income was $1.4 million and $815,002 for the six months ended June 30, 2006 and 2005, respectively, an increase of $581,617, or 71.4%.  The $581,617 increase in net income resulted primarily from an increase of $1.9 million in net interest income and $940,445 in non-interest income which was partially offset by an increase of $124,634 in the provision for loan losses, $1.9 million of additional noninterest expense and a $250,767 increase in income tax expense.

Net Interest Income

Our level of net interest income is determined by the level of earning assets and the management of our net interest margin.  The continuous growth in our loan portfolio is the primary driver of the increase in net interest income.  During the six months ended June 30, 2006, our average loan portfolio increased $56.8 million compared to the average for the six months ended June 30, 2005.  The loan growth in the first six months of 2006 was $37.5 million.  We anticipate the growth in loans will continue to drive the growth in assets and the growth in net interest income.  However, no assurance can be given that we will be able to continue to increase loans at the same levels we have experienced in the past.

Our decision to grow the loan portfolio at the current pace created the need for a higher level of capital and the need to increase deposits and borrowings.  This loan growth strategy also resulted in a significant portion of our assets being in higher earning loans than in lower yielding investments.  At June 30, 2006, net loans represented 79.7% of total assets, while investments represented 9.0% of total assets.  While we plan to continue our focus on increasing the loan portfolio, as rates on investment securities begin to rise and additional deposits are obtained, we also anticipate increasing the size of the investment portfolio.

The historically low interest rate environment in the last three years allowed us to obtain short-term borrowings and wholesale certificates of deposit at relatively low rates. We continue to aggressively target core deposit growth by offering the best in market deposit and loan rates. This, along with our successful marketing campaigns and cross selling, is producing a more seasoned deposit base. At June 30, 2006, retail deposits represented $249.1 million, or 57.5% of total assets, borrowings represented $46.3 million, or 10.7% of total assets, and wholesale non-core deposits represented $104.7 million, or 24.2% of total assets.

As more fully discussed in the - “Market Risk” and - “Liquidity and Interest Rate Sensitivity” sections below, at June 30, 2006, 63.1% of our loans had variable rates.  Given our high percentage of rate-sensitive loans, our primary focus during the past three years has been to obtain short-term liabilities to fund our asset growth.  This strategy improves our ability to manage the impact on our earnings resulting from anticipated increases in market interest rates.

At June 30, 2006, 84.3% of interest-bearing liabilities had a maturity of less than one year.   Therefore, we believe that we are positioned to benefit from future increases in short-term rates.  At June 30, 2006, we had $82.6 million more assets than liabilities that reprice within the next three months.

We intend to maintain a capital level for the bank that exceeds requirements to be classified as a “well capitalized” bank.  To provide the additional capital needed to support our bank’s growth in assets, in 2005 we issued $10.3 million in junior subordinated debentures. As of June 30, 2006, the company’s regulatory capital levels were over $8 million in excess of the various well capitalized requirements.

In addition to the growth in both assets and liabilities, and the timing of repricing of our assets and liabilities, net interest income is also affected by the ratio of interest-earning assets to interest-bearing liabilities and the changes in interest rates earned on our assets and interest rates paid on our liabilities.

Our net interest income margin for the three months and six months ended June 30, 2006, exceeded our net interest spread because we had more interest-earning assets than interest-bearing liabilities.  Average interest-earning assets exceeded average interest-bearing liabilities by $47.1 million and $46.3 million for the three months and six months ended June 30, 2006, respectively.

FIRST RELIANCE BANCSHARES, INC.

During the three and six months ended June 30, 2006, our rates on both short-term or variable rate earning-assets and short-term or variable rate interest-bearing liabilities continued to increase primarily as a result of the actions taken by the Federal Reserve over the last twelve months to raise short-term rates.  The impact of the Federal Reserve’s actions resulted in an increase in both the yields on our variable rate assets and the rates that we paid for our short-term deposits and borrowings.  Our net interest spread has increased moderately since more of our rate sensitive assets repriced sooner than our rate sensitive liabilities during the 12 month period ending June 30, 2006.

Our net interest spread for the three months and six months ended June 30, 2006 was 4.07% and 3.95%, respectively. Because we had more interest-earning assets than interest-bearing liabilities that repriced, our net interest spread increased 32 basis points and 15 basis points in the three months and six months ended June 30, 2006, respectively.

For the three months and six months ended June 30, 2006, our net interest margin was 4.54% and 4.41%, respectively.  The change in our net interest margin was 6 basis points higher than the change in net interest spread for the three month period ended June 30, 2006 and 7 basis points higher for the six months period ended June 30, 2006 when compared to the same period in 2005.  The additional 6 and 7 basis points resulted primarily because our interest-earning assets exceeded interest-bearing liabilities by $47.1 million and $46.3 million for the three and six month period ended June 30, 2006, respectively compared to $46.1 million and $43.7 million for the same period in 2005.

We have included a number of tables to assist in our description of various measures of our financial performance.  For example, the “Average Balances” table shows the average balance of each category of our assets and liabilities as well as the yield we earned or the rate we paid with respect to each category during both the three months ended June 30, 2006 and 2005 and the first six months of 2006 and 2005.  A review of this table shows that our loans typically provide higher interest yields than do other types of interest-earning assets, which is why we direct a substantial percentage of our earning assets into our loan portfolio.  Similarly, the “Rate/Volume Analysis” table demonstrates the effect of changing interest rates and changing volume of assets and liabilities on our financial condition during the periods shown.  A review of these tables shows that as short-term rates continue to rise, the increase in net interest income is more effected by the changes in rates than in prior years.  We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included tables to illustrate our interest rate sensitivity with respect to interest-earning accounts and interest-bearing accounts.  Finally, we have included various tables that provide detail about our investment securities, our loans, our deposits, and other borrowings.

The following table sets forth information related to our average balance sheets, average yields on assets, and average costs of liabilities.  We derived these yields by dividing income or expense by the average balance of the corresponding assets or liabilities.  We derived average balances from the daily balances throughout the periods indicated.  During the six month periods ended June 30, 2006 and 2005.

	Average Balances, Income and Expenses, and Rates For the Three Months Ended June 30,

	2006				2005

(Dollars in thousands)	Average Balance	Interest		Yield/ Rate	Average Balance	Interest	Yield/ Rate

ASSETS
Securities, taxable	$21,837		$260	4.78%	$15,759	$169	4.30%
Securities, nontaxable	15,030		163	4.34%	11,959	128	4.29%
Loans	341,141		7,082	8.33%	293,001	5,229	7.16%
Fed funds sold and other (incl. FHLB)	7,050		111	6.32%	12,488	73	2.35%
Nonmarketable Equity Securities	1,972		20	4.07%	2,254	21	3.74%

Total earning assets	387,030		7,636	7.91%	335,461	5,620	6.72%

Non-earning assets	29,521				15,634

Total assets	416,551				351,095

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing transaction accounts	26,958		49	0.73%	18,561	33	0.71%
Regular savings accounts	87,362		809	3.71%	66,668	437	2.63%
Time deposits	192,097		2,038	4.25%	166,107	1,360	3.28%

Total interest bearing deposits	306,417		2,896	3.79%	251,336	1,830	2.92%
Junior subordinated debentures	10,310		155	6.03%	—	—	—
Other borrowings	23,234		208	3.59%	38,020	312	3.28%

Total other interest bearing liabilities	33,544		363	4.34%	38,020	312	3.28%
Total interest-bearing liabilities	339,961		3,259	3.84%	289,356	2,141	2.97%

Non-interest-bearing deposits	45,583				33,964
Stockholders’ equity	31,007				27,775

Total liabilities & equity	$416,551	$			$351,095

Net interest income/ interest rate spread			4,377	4.07%		3,479	3.75%

Net yield on earning assets				4.54%			4.16%

FIRST RELIANCE BANCSHARES, INC.

Our net interest spread was 4.07% for the three months ended June 30, 2006, compared to 3.75% for the three months ended June 30, 2005.  The net interest spread is the difference between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities.

Our net interest margin is calculated as net interest income divided by average interest-earning assets.  Our net interest margin for the three months ended June 30, 2006 was 4.54%, compared to 4.16% for the three months ended June 30, 2006.  During the three months ended June 30, 2006, interest-earning assets averaged $387.0 million, compared to $335.5 million in the three months ended June 30, 2005.  Interest earning assets exceeded interest bearing liabilities by $47.1 million and $46.1 million for the three month periods ended June 30, 2006 and 2005, respectively.

Our loan yield increased 117 basis points for the three months ended June 30, 2006 compared to the three months ended June 30, 2005 as a result of approximately 63.1% of the loan portfolio having variable rates, combined with the increase in prime rates over the twelve months ended June 30, 2006.  Offsetting the increase in our loan yield is a 87 basis point increase in the cost of our interest-bearing deposits for the second quarter of 2006 compared to the same period in 2005.  The increase in the rate on our time deposits is due to the renewal rates on time deposits being much higher than the original rates due to the number of increases in the prime rate in the past twenty-one months.  In addition, the cost of our savings and money market accounts has increased by 108 basis points as we have increased the rates we offer on these products in relation to the increase in short-term market rates to stay competitive.  The 31 basis point increase in other borrowings in the second quarter of 2006 compared to the same period in 2005 resulted primarily from the impact of the 200 basis point increase in short-term market rates over the past twelve months.  As of June 30, 2006, approximately 25% of our FHLB advances had fixed rates, while all of our other borrowings had variable rates.

Net interest income, the largest component of our income, was $4.4 million and $3.5 million for the three months ended June 30, 2006 and 2005, respectively.  The significant increase in the second quarter of 2006 related to higher levels of both average earning assets and interest-bearing liabilities.  Average earning assets were $51.6 million higher during the three months ended June 30, 2006 compared to the same period in 2005.

Interest income for the three months ended June 30, 2006 was $7.7 million, consisting of $7.1 million of interest and fees on loans, $422,698 of investment income, interest of $97,924 on federal funds sold, and $33,135 in other interest income. Interest income for the three months ended June 30, 2005 was $5.6 million, consisting of $5.2 million of interest and fees on loans, $296,843 of  investment income, interest of $71,071 on federal funds sold, and $23,217 in other interest income. Interest on loans for the three months ended June 30, 2006 and 2005 represented 92.8% and 93.0%, respectively, of total interest income, while income from investments, federal funds sold, and other interest income represented only 7.2% and 7.0% of total interest income.  The high percentage of interest income from loans relates to our strategy to maintain a significant portion of our assets in higher earning loans compared to lower yielding investments.  Average loans represented 88.1% and 87.3% of average interest-earning assets for the three months ended June 30, 2006 and 2005, respectively.

FIRST RELIANCE BANCSHARES, INC.

Interest expense for the three months ended June 30, 2006 was $3.3 million, consisting of $2.9 million related to deposits and $362,979 related to borrowings.  Interest expense for the three months ended June 30, 2005 was $2.1 million, consisting of $1.8 million related to deposits and $311,741 related to borrowings.  Interest expense on deposits for the three months ended June 30, 2006 and 2005 represented 88.9% and 85.4%, respectively, of total interest expense, while interest expense on borrowings represented 11.1% and 14.6%, respectively, of total interest expense for the same three month periods.  During the three months ended June 30, 2006, average interest-bearing deposits increased by $55.1 million over the same period in 2005, while other interest bearing liabilities during the three months ended June 30, 2006 decreased $4.5 million over the same period in 2005.  Alternative borrowings decreased primarily as a result of successful marketing campaigns focusing on core deposit growth and branch expansion.

	Average Balances, Income and Expenses, and Rates For the Six Months Ended June 30,

	2006			2005

(Dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate

ASSETS
Securities, taxable	22,274	531	4.80%	16,340	351	4.34%
Securities, nontaxable	14,594	315	4.35%	11,950	254	4.28%
Loans	333,136	13,480	8.16%	276,371	9,535	6.96%
Fed funds sold and other (incl. FHLB)	11,829	294	5.02%	6,778	80	2.38%
Nonmarketable Equity Securities	1,873	41	4.41%	2,191	33	3.04%

Total earning assets	383,706	14,660	7.70%	313,630	10,253	6.59%

Non-earning assets	27,685			15,824

Total assets	411,391			329,454

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing transaction accounts	26,411	100	0.77%	17,300	62	0.72%
Regular savings accounts	83,624	1,476	3.56%	59,113	712	2.43%
Time deposits	193,108	3,924	4.10%	154,807	2,394	3.12%

Total interest bearing deposits	303,143	5,501	3.66%	231,220	3,168	2.76%
Junior subordinated debentures	10,310	305	5.97%	—	—	—
Other borrowings	23,925	468	3.95%	38,696	566	2.95%

Total other interest bearing liabilities	34,235	773	4.56%	38,696	566	2.95%
Total interest-bearing liabilities	337,378	6,274	3.75%	269,916	3,734	2.79%

Non-interest-bearing deposits	43,393			31,919
Stockholders’ equity	30,620			27,619

Total liabilities & equity	411,391			329,454

Net interest income/ interest rate spread		8,386	3.95%		6,519	3.80%

Net interest margin			4.41%			4.19%

Our net interest spread was 3.95% for the six months ended June 30, 2006, compared to 3.80% for the six months ended June 30, 2005.  The net interest spread is the difference between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities.

FIRST RELIANCE BANCSHARES, INC.

Our net interest margin is calculated as net interest income divided by average interest-earning assets.  Our net interest margin for the six months ended June 30, 2006 was 4.41%, compared to 4.19% for the six months ended June 30, 2005.  During the six months ended June 30, 2006, interest-earning assets averaged $383.7 million, compared to $313.6 million in the six months ended June 30, 2005.  Interest earning assets exceeded interest bearing liabilities by $46.3 million and $43.7 million for the six month periods ended June 30, 2006 and 2005, respectively.

Our loan yield increased 120 basis points for the six months ended June 30, 2006 compared to the six months ended June 30, 2005 as a result of approximately 63.1% of the loan portfolio having variable rates, combined with the increase in prime rates over the twelve months ended June 30, 2006.  Offsetting the increase in our loan yield is a 90 basis point increase in the cost of our interest-bearing deposits for the six months ended June 30, 2006 compared to the same period in 2005.  The increase in the rate on our time deposits is due to the renewal rates on time deposits being much higher than the original rates due to the number of increases in the prime rate in the past twenty-one months.  In addition, the cost of our savings and money market accounts has increased by 113 basis points as we have increased the rates we offer on these products in relation to the increase in short-term market rates to stay competitive.  The 100 basis point increase in other borrowings for the six months ended June 30, 2006 compared to the same period in 2005 resulted primarily from the impact of the 200 basis point increase in short-term market rates over the past twelve months.  As of June 30, 2006, approximately 25% of our FHLB advances had fixed rates, while all of our other borrowings had variable rates.

Net interest income, the largest component of our income, was $8.4 million and $6.5 million for the six months ended June 30, 2006 and 2005, respectively.  The significant increase for the six months ended June 30, 2006 related to higher levels of both average earning assets and interest-bearing liabilities.  Average earning assets were $70.1 million higher during the six months ended June 30, 2006 compared to the same period in 2005.

The $1,867,345 increase in net interest income for the six months ended June 30, 2006 compared to the same period in 2005 resulted primarily from average earning asset growth outpacing average interest bearing liabilities by $2.6 million, or 4%.  The remaining increase is largely a result of the impact of higher interest rates on both interest-earning assets and interest-bearing liabilities.

Interest income for the six months ended June 30, 2006 was $14.7 million, consisting of $13.5 million of interest and fees on loans, $845,448 of investment income, interest of $275,795 on federal funds sold, and $59,153 in other interest income.  Interest income for the six months ended June 30, 2005 was $10.3 million, consisting of $9.5 million of interest and fees on loans, $605,099 of investment income, interest of $80,431 on federal funds sold, and $36,900 in other interest income.  Interest on loans for the six months ended June 30, 2006 and 2005 represented 91.9% and 93.0%, respectively, of total interest income, while income from investments, federal funds sold, and other interest income represented only 8.1% and 7.0% of total interest income.  The high percentage of interest income from loans relates to our strategy to maintain a significant portion of our assets in higher earning loans compared to lower yielding investments.  Average loans represented 86.8% and 88.1% of average interest-earning assets for the six months ended June 30, 2006 and 2005, respectively.

Interest expense for the six months ended June 30, 2006 was $6.3 million, consisting of $5.5 million related to deposits and $773,699 related to borrowings.  Interest expense for the six months ended June 30, 2005 was $3.7 million, consisting of $3.2 million related to deposits and $566,378 related to borrowings.  Interest expense on deposits for the six months ended June 30, 2006 and 2005 represented 87.7% and 84.8%, respectively, of total interest expense, while interest expense on borrowings represented 12.3% and 15.2%, respectively, of total interest expense for the same six month periods.  During the six months ended June 30, 2006, average interest-bearing deposits increased by $71.9 million over the same period in 2005, while other borrowing during the six months ended June 30, 2006 decreased $4.5 million over the same period in 2005.  Alternative borrowings decreased primarily as a result of successful marketing campaigns focusing on core deposit growth and branch expansion.

FIRST RELIANCE BANCSHARES, INC.

Rate/Volume Analysis

Net interest income can be analyzed in terms of the impact of changing interest rates and changing volume.  The following table sets forth the effect which the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the periods presented.

	Three Months Ended June 30, 2006 compared to 2005

	Rate	Volume	Rate/Volume	Total

Securities, taxable	74	262	(245)	91
Securities, nontaxable	7	131	(103)	35
Loans	3,428	3,447	(5,022)	1,853
Fed funds sold and other (incl. FHLB)	493	(128)	(327)	38
Nonmarketable Equity Securities	9	(10)	0	(1)

Total earning assets	4,011	3,702	(5,697)	2,016

Interest bearing transaction accounts	4	60	(48)	16
Regular savings accounts	720	544	(892)	372
Time deposits	1,611	852	(1,785)	678

Total Deposits	2,335	1,456	(2,725)	1,066
Junior subordinated debentures	0	0	155	155
Other borrowings	118	(486)	265	(103)

Total other interest bearing liabilities	118	(486)	419	51

Total interest-bearing liabilities	2,453	970	(2,306)	1,117

Net interest income	1,558	2,732	(3,391)	899

	Six Months Ended June 30, 2006 compared to 2005

	Rate	Volume	Rate/Volume	Total

Securities, taxable	75	258	(154)	179
Securities, nontaxable	8	113	(60)	61
Loans	3,316	3,951	(3,321)	3,946
Fed funds sold and other (incl. FHLB)	178	121	(85)	214
Nonmarketable Equity Securities	30	(10)	(12)	8

Total earning assets	3,607	4,433	(3,632)	4,408

Interest bearing transaction accounts	9	66	(36)	39
Regular savings accounts	668	596	(500)	764
Time deposits	1,517	1,195	(1,182)	1,530

Total Deposits	2,194	1,857	(1,718)	2,333
Junior subordinated debentures	0	0	305	305
Other borrowings	387	(436)	(49)	(98)

Total other interest bearing liabilities	387	(436)	256	207

Total interest-bearing liabilities	2,581	1,421	(1,462)	2,540

Net interest income	1,026	3,012	(2,171)	1,867

FIRST RELIANCE BANCSHARES, INC.

Provision for Loan Losses

We have established an allowance for loan losses through a provision for loan losses charged as an expense on our statement of income.  We review our loan portfolio periodically to evaluate our outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan losses.  Please see the discussion below under “Balance Sheet Review - Provision and Allowance for Loan Losses” for a description of the factors we consider in determining the amount of the provision we expense each period to maintain this allowance.

Three months ended June 30, 2006 and 2005

The provision for loan losses is the charge to operating earnings that we feel is necessary to maintain the allowance for loan losses at an adequate level.  For the three months ended June 30, 2006, the provision for loan losses was $440,501.  For the three months ended June 30, 2005, the provision for loan losses was $393,600.  Based on present information, we believe the allowance for loan losses was adequate at June 30, 2006 to meet presently known and inherent risks in the loan portfolio. The allowance for loan losses was 1.10% and 1.09% of total loans at June 30, 2006 and 2005, respectively.  There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral.  We maintain an allowance for loan losses based on, among other things, historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality.  The allowance is based upon a number of assumptions about future events, which management believes to be reasonable, but which may not prove to be accurate.  Thus, there is a risk that charge-offs in future periods could exceed the allowance for loan losses or that substantial additional increases in the allowance for loan losses could be required.  Additions to the allowance for loan losses would result in a decrease in net income and, possibly, in capital.

Six months ended June 30, 2006 and 2005

The provision for loan losses is the charge to operating earnings that we feel is necessary to maintain the allowance for loan losses at an adequate level.  For the six months ended June 30, 2006, the provision for loan losses was $690,786.  For the six months ended June 30, 2005, the provision for loan losses was $566,152.  Based on present information, we believe the allowance for loan losses was adequate at June 30, 2006 to meet presently known and inherent risks in the loan portfolio. The allowance for loan losses was 1.10% and 1.09% of total loans at June 30, 2006 and 2005, respectively.  There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral.  We maintain an allowance for loan losses based on, among other things, historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality.  The allowance is based upon a number of assumptions about future events, which management believes to be reasonable, but which may not prove to be accurate.  Thus, there is a risk that charge-offs in future periods could exceed the allowance for loan losses or that substantial additional increases in the allowance for loan losses could be required.  Additions to the allowance for loan losses would result in a decrease in net income and, possibly, in capital.

FIRST RELIANCE BANCSHARES, INC.

Noninterest Income

 The following table sets forth information related to our noninterest income.

	Three months ended June 30,		Six months ended June 30,

	2006	2005	2006	2005

Loan fee income	580,731	$203,492	939,181	$308,989
Service fees on deposit accounts	410,208	345,842	774,587	674,447
Other income	261,829	143,211	477,455	267,342

Total noninterest income	1,252,768	$692,545	2,191,223	$1,250,778

Three months ended June 30, 2006 and 2005

Noninterest income in the three month period ended June 30, 2006 was $1.3 million an increase of 60.4% over noninterest income of $692,545 in the same period of 2005.

Loan fee income consists primarily of fees from mortgage origination fees, mortgage administrative fees, and mortgage yield spread premium from secondary market.  Loan fees were $580,731 and $203,492 for the three months ended June 30, 2006 and 2005, respectively.  The $377,239 increase for the three months ended June 30, 2006 compared to the same period in 2005 related primarily to an increase of $121,197 in mortgage yield spread premium, a $79,336 increase in mortgage origination fees, and a $114,593 in mortgage administrative fees. Mortgage application fees were $3,843 and $22,968 for the three months ended June 30, 2006 and 2005, respectively.

Service fees on deposits consist primarily of income from NSF fees and service charges on transaction accounts.  Service fees on deposits were $410,208 and $345,842 for the three months ended June 30, 2006 and 2005, respectively. NSF income was $387,901 and $321,123 for the three months ended June 30, 2006 and 2005, respectively, representing 94.6% of total service fees on deposits in the 2006 period compared to 92.9% of total service fees on deposits in the 2005 period. In addition, service charges on deposit accounts decreased to $22,307 for the three months ended June 30, 2006 compared to $24,720 for the same period ended June 30, 2005.  The lower service charges are a result of the bank introducing a totally free business checking product which offsets the service fees that would have been charged on these accounts.

Other income consisted primarily of fees received on cash value of life insurance and rental income.  Other income was $261,829 and $143,211 for the three months ended June 30, 2006 and 2005, respectively. The $118,618 increase is directly related to the purchase of additional BOLI policies, resulting in additional cash value of life insurance income.

Six months ended June 30, 2006 and 2005

Noninterest income in the six month period ended June 30, 2006 was $2.2 million, an increase of 75.2% over noninterest income of $1.4 million in the same period of 2005.

Loan fee income consists primarily of fees from mortgage origination fees, mortgage administrative fees, and mortgage yield spread premium from secondary market.  Loan fees were $939,181 and $308,989 for the six months ended June 30, 2006 and 2005, respectively.  The $630,192 increase for the six months ended June 30, 2006 compared to the same period in 2005 related primarily to an increase of $379,225 in mortgage yield spread premium, and a $134,104 increase in mortgage origination fees. Mortgage application fees were $48,306 and $30,208 for the six months ended June 30, 2006 and 2005, respectively.

Service fees on deposits consist primarily of income from NSF fees and service charges on transaction accounts.  Service fees on deposits were $774,587 and $674,447 for the six months ended June 30, 2006 and 2005, respectively. NSF income was $729,398 and $618,011 for the six months ended June 30, 2006 and 2005, respectively, representing 94.2% of total service fees on deposits in the 2006 period compared to 91.6% of total service fees on deposits in the 2005 period. In addition, service charges on deposit accounts decreased to $45,190 for the six months ended June 30, 2006 compared to $56,436 for the same period ended June 30, 2005.  The lower service charges are a result of the bank introducing a totally free business checking product which offsets the service fees that would have been charged on these accounts.

FIRST RELIANCE BANCSHARES, INC.

Other income consisted primarily of fees received on cash value of life insurance and rental income.  Other income was $477,455 and $267,342 for the six months ended June 30, 2006 and 2005, respectively. The $210,113 increase is directly related to the purchase of additional BOLI policies, resulting in additional cash value of life insurance income.

Noninterest Expense

Three months ended June 30, 2006 and 2005

Total noninterest expense for the three months ended June 30, 2006 was $4,022,098, an increase of $832,396, or 26.1% over the three months ended June 30, 2005.  The primary reason was the $386,981 increase in salaries and employee benefits over the two periods as we continued to hire employees and expand into the Charleston, South Carolina market.  In addition, occupancy expense increased $48,926, or 21.9%, for the three months ending June 30, 2006 as compared to the three months ending June 30, 2005.  This increase is also primarily a result of additional expenses associated with the growth of the Bank through its expansion into the Charleston and Lexington markets. Other operating expenses increased 42.5% to $1,293,730 for the three months ended June 30, 2006. Income tax expense was $344,495 for the three months ended June 30, 2006 compared to $158,670 during the same period in 2005.   The increase related to the higher level of income before taxes.

Six months ended June 30, 2006 and 2005

Total noninterest expense for the six months ended June 30, 2006 was $7,907,383, an increase of $1,850,000, or 30.5% over the six months ended June 30, 2005.  As was the case with the three months ended, the primary reason was the $871,536 increase in salaries and employee benefits over the two periods as we continued to hire employees and expand into the Charleston, South Carolina market.  In addition, occupancy expense increased $179,517, or 46.9%, for the six months ending June 30, 2006 as compared to the six months ending June 30, 2005. Other operating expenses increased 43.2% to $2,486,816 for the six months ended June 30, 2006. Income tax expense was $582,346 for the six months ended June 30, 2006 compared to $331,579 during the same period in 2005.   The increase related to the higher level of income before taxes.

Balance Sheet Review

General

At June 30, 2006, we had total assets of $433.1 million, consisting principally of $345.2 million in net loans, $38.9 million in investments, and $10.1 million in cash and due from banks.  Our liabilities at June 30, 2006 totaled $401.7 million, which consisted principally of $353.9 million in deposits, $29.8 million in FHLB advances, $6.2 million in short-term borrowings, and $10.3 million in junior subordinated debentures.  At June 30, 2006, our shareholders’ equity was $31.4 million.

At December 31, 2005, we had total assets of $403.0 million, consisting principally of $308.1 million in net loans, $39.1 million in investments, $22.4 million in federal funds sold, and $7.3 million in cash and due from banks.  Our liabilities at December 31, 2005 totaled $373.4 million, consisting principally of $334.4 million in deposits, $23.5 million in FHLB advances, $3.9 million of short-term borrowings, and $10.3 million of junior subordinated debentures.  At December 31, 2005, our shareholders’ equity was $29.7 million.

 Investments

Contractual maturities and yields on our investments that are available for sale and are held to maturity at June 30, 2006 are shown in the following table.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

FIRST RELIANCE BANCSHARES, INC.

	June 30, 2006

Investment Securities Maturity Distribution & Yields	Est. Fair Value	T.E Yield

Within One Year
US Gov’t Agencies and Corporations	9	7.52%
Municipals	—	0.00%
Mortgage Backs	—	0.00%

TOTAL	$9	7.52%

One to Five Years
US Gov’t Agencies and Corporations	5,245	5.12%
Municipals	756	5.32%
Mortgage Backs	1,084	3.89%

TOTAL	$7,085	4.95%

Five to Ten Years
US Gov’t Agencies and Corporations	102	5.92%
Municipals	337	5.25%
Mortgage Backs	1,203	3.70%

TOTAL	$1,642	4.16%

Over Ten Years
US Gov’t Agencies and Corporations	3,830	5.34%
Municipals	13,813	6.48%
Mortgage Backs	9,723	4.47%

TOTAL	$27,366	5.61%

FIRST RELIANCE BANCSHARES, INC.

The amortized costs and the fair value of our investments at June 30, 2006 and December 31, 2005 are shown in the following table.

	June 30, 2006		December 31, 2005

	Amortized Cost (Book Value)	Estimated Fair Value	Amortized Cost (Book Value)	Estimated Fair Value

Total US Gov’t Agencies & Corporations	9,411	9,186	9,554	9,439
Total Mortgage Back Securities	12,700	12,010	13,790	13,430
Total Municipal Securities	14,822	14,906	13,948	14,253

Total	$36,933	$36,102	$37,292	$37,122

At June 30, 2006, we had $36.1 million in our investment securities portfolio which represented approximately 8.3% of our total assets.  We held U.S. Government agency securities, municipal securities, and mortgage-backed securities with a fair value of $36.1 million and an amortized cost of $36.9 million for an unrealized loss of $829,905.  We believe, based on industry analyst reports and credit ratings that the deterioration in value is attributed to changes in market interest rates and not in the credit quality of the issuer and therefore, these losses are not considered other-than-temporary.  We have the ability and intent to hold these securities until such time as the value recovers or the securities mature.

At December 31, 2005, the $37.1 million in our investment securities portfolio represented approximately 9.2% of our total assets.  We held U.S. Government agency securities, municipal securities, and mortgage-backed securities with a fair value of $37.1 million and an amortized cost of $37.3 million for an unrealized loss of $170,214.  As a result of the strong growth in our loan portfolio and the historical low fixed rates that were available during the last two and one-half years, we have maintained a lower than normal level of investments.  As rates on investment securities rise and additional capital and deposits are obtained, we may consider increasing the size of the investment portfolio.

Contractual maturities and yields on our available for sale investments at December 31, 2005 are shown in the following table.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.  At December 31, 2005, we had no securities with a maturity of within one year.

	December 31, 2005

Investment Securities Maturity Distribution & Yields	Est. Fair Value	T.E Yield

One to Five Years
US Gov’t Agencies and Corporations	5,318	5.07%
Municipals	148	6.01%
Mortgage Back Securities	1,238	3.86%

TOTAL	$6,704	4.87%

Five to Ten Years
US Gov’t Agencies and Corporations	149	5.79%
Municipals	1,492	5.42%
Mortgage Back Securities	1,378	3.79%

TOTAL	$3,019	4.69%

Over Ten Years
US Gov’t Agencies and Corporations	3,972	2.81%
Municipals	12,613	6.58%
Mortgage Back Securities	10,814	4.46%

TOTAL	$27,399	5.20%

FIRST RELIANCE BANCSHARES, INC.

Loans

Since loans typically provide higher interest yields than other types of interest earning assets, a substantial percentage of our earning assets are invested in our loan portfolio.  For the six months ended June 30, 2006 and 2005, average loans were $333.1 million and $276.4 million, respectively.  Before the allowance for loan losses, total loans outstanding at June 30, 2006 were $349.0 million.  Average loans for the year ended December 31, 2005 were $294.7 million.  Before the allowance for loan losses, total loans outstanding at December 31, 2005 were $311.5 million.

The following table summarizes the composition of our loan portfolio June 30, 2006 and December 31, 2005.

	June 30, 2006		Dec 31, 2005

	Amount	% of Total	Amount	% of Total

Mortgage Loans on Real Estate
Residential 1-4 Family	$53,575,041	15.3%	$50,937,658	16.4%
Mulitfamily	8,423,072	2.4%	6,322,957	2.0%
Commercial	130,089,134	37.3%	106,125,103	34.1%
Construction	60,157,379	17.2%	52,267,759	16.8%
Second Mortgages	5,276,680	1.5%	4,885,095	1.5%
Equity Lines of Credit	27,046,587	7.8%	24,570,163	7.9%

Total Mortgage Loans	$284,567,893	81.5%	$245,108,735	78.7%

Commercial and Industrial	47,830,701	13.7%	50,320,434	16.1%
Consumer	12,812,356	3.7%	13,953,632	4.5%
Other, net	3,824,276	1.1%	2,161,584	0.7%

Total Gross Loans	$349,035,226		$311,544,385

Maturities and Sensitivity of Loans to Changes in Interest Rates

              The information in the following tables is based on the contractual maturities of individual loans, including loans which may be subject to renewal at their contractual maturity.  Renewal of such loans is subject to review and credit approval, as well as modification of terms upon maturity.  Actual repayments of loans may differ from the maturities reflected below because borrowers have the right to prepay obligations with or without prepayment penalties.

The following table summarizes the loan maturity distribution by type and related interest rate characteristics at June 30, 2006.

Loan Maturity Schedule and Sensitivity to Changes in Interest Rates

June 30, 2006 (Dollars in thousands)	One Year or Less	Over One Year Through Five Years	Over Five Years	Total

Commercial and industrial	$18,825	$28,297	$709	47,831

Real estate	84,432	154,068	46,068	284,568

Consumer and other	5,383	11,114	140	16,637

	108,640	193,479	46,917	349,036

Loans maturing after one year with:
Fixed interest rates				$109,012
Floating interest rates				131,384

				$240,396

FIRST RELIANCE BANCSHARES, INC.

Provision and Allowance for Loan Losses

We have established an allowance for loan losses through a provision for loan losses charged to expense on our statement of income.  The allowance for loan losses represents an amount which we believe will be adequate to absorb probable losses on existing loans that may become uncollectible.  Our judgment as to the adequacy of the allowance for loan losses is based on a number of assumptions about future events, which we believe to be reasonable, but which may or may not prove to be accurate.  Our determination of the allowance for loan losses is based on evaluations of the collectibility of loans, including consideration of factors such as the balance of impaired loans, the quality, mix, and size of our overall loan portfolio, economic conditions that may affect the borrower’s ability to repay, the amount and quality of collateral securing the loans, our historical loan loss experience, and a review of specific problem loans.  We also consider subjective issues such as changes in the lending policies and procedures, changes in the local/national economy, changes in volume or type of credits, changes in volume/severity of problem loans, quality of loan review and board of director oversight, concentrations of credit, and peer group comparisons.  Due to our limited operating history, the provision for loan losses has been made primarily as a result of our assessment of general loan loss risk compared to banks of similar size and maturity.  Due to the rapid growth of our bank over the past several years and our short operating history, a large portion of the loans in our loan portfolio and of our lending relationships are of relatively recent origin.  In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process known as seasoning.  As a result, a portfolio of older loans will usually behave more predictably than a newer portfolio.  Because our loan portfolio is relatively new, the current level of delinquencies and defaults may not be representative of the level that will prevail when the portfolio becomes more seasoned, which may be higher than current levels.  If delinquencies and defaults increase, we may be required to increase our provision for loan losses, which would adversely affect our results of operations and financial condition.  Periodically, we adjust the amount of the allowance based on changing circumstances.  We charge recognized losses to the allowance and add subsequent recoveries back to the allowance for loan losses.  There can be no assurance that charge-offs of loans in future periods will not exceed the allowance for loan losses as estimated at any point in time or that provisions for loan losses will not be significant to a particular accounting period.

The following table summarizes the activity related to our allowance for loan losses for the six months ended June 30, 2006 and 2005:

Risk Elements in the Loan Portfolio	June 30, 2006	December 31, 2005

Loans
Nonaccrual Loans	$1,058,657	$1,792,702
Accruing loans more than 90 days past due	485,311	704,800

Allowance for Loan Losses	June 30, 2006	June 30, 2005

Balance January 1,	$3,419,368	$2,758,225
Provision for Loan Losses during Period	690,786	566,152
Net Loans (charged-off) recovered for Period	(278,524)	(13,636)

Balance End of Period	$3,831,630	$3,310,741

Gross Loans Outstanding	$349,035,226	$303,977,537

Allowance for Loan Losses to Loans Outstanding	1.10%	1.09%

FIRST RELIANCE BANCSHARES, INC.

We do not allocate the allowance for loan losses to specific categories of loans.  Instead, we evaluate the adequacy of the allowance for loan losses on an overall portfolio basis utilizing our credit grading system which we apply to each loan.

The allowance for loan losses was $3.8 million and $3.4 million at June 30, 2006 and June 30, 2005, respectively, or 1.10% and 1.09% of outstanding loans, respectively.  During the six months ended June 30, 2006, we had net charged off loans of $278,524.  During the six months ended June 30, 2005 we had net charge-offs of $13,636.

At June 30, 2006 and December 31, 2005, nonaccrual loans represented 0.31% and 0.58% of net loans, respectively.  At June 30, 2006 and December 31, 2005, we had $1.1 million and $1.8 million of loans, respectively, on nonaccrual status.   Generally, a loan is placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when we believe, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the loan is doubtful.  A payment of interest on a loan that is classified as nonaccrual is recognized as income when received.

Deposits and Other Interest-Bearing Liabilities

 Our primary source of funds for loans and investments is our deposits, advances from the FHLB, and short-term repurchase agreements.  Through successful marketing campaigns and branch expansion, we have been able to increase our deposits in our local markets. Sometimes it’s necessary to obtain a portion of our certificates of deposits from areas outside of our market.  The deposits obtained outside of our market area generally have comparable rates compared to rates being offered for certificates of deposits in our local market.  We also utilize out-of-market deposits in certain instances to obtain longer-term deposits than are readily available in our local market.  We anticipate that the amount of out-of-market deposits will continue to decline as our new retail deposit offices become established.  The amount of out-of-market deposits was $34.9 million at June 30, 2006 and $39.2 million at December 31, 2005.

We anticipate being able to either renew or replace these out-of-market deposits when they mature, although we may not be able to replace them with deposits with the same terms or rates.  Our loan-to-deposit ratio was 98.6% and 93.2% at June 30, 2006 and December 31, 2005, respectively.

The following table shows the average balance amounts and the average rates paid on deposits held by us for the six months ended June 30, 2006 and 2005.

	2006		2005

	Amount	Rate	Amount	Rate

	(Dollars in thousands )
Noninterest bearing demand deposits	$43,393	—%	$31,920	—%
Interest bearing demand deposits	26,411	0.77%	17,300	0.72%
Saving accounts	83,624	3.56%	59,113	2.43%
Time deposits	193,108	4.10%	154,807	3.12%

Total deposits	$346,536	3.03%	$263,140	2.30%

The increase in time deposits for the six months ended June 30, 2006 resulted from an increase in retail time deposits, which was offset by a decrease in wholesale deposits.  A significant portion of the increase in retail time deposits is attributed to successful pricing and marketing promotions.

FIRST RELIANCE BANCSHARES, INC.

All of our time deposits are certificates of deposits.  The maturity distribution of our time deposits of $100,000 or more at June 30, 2006 (in thousands) was as follows:

June 30, 2006

Three months or less	$11,196
Over three through twelve months	68,881
Over one year through three years	24,248
Over three years	413

Total	$104,738

Capital Resources

Total shareholders’ equity at June 30, 2006 was $31.4 million.  At December 31, 2005, total shareholders’ equity was $29.7 million.  The increase during the first six months of 2006 resulted primarily from the $1.4 million of net income earned.

The following table shows the return on average assets (net income divided by average total assets), return on average equity (net income divided by average equity), and equity to assets ratio (average equity divided by average total assets) for the six months ended June 30, 2006 and the year ended December 31, 2005.  Since our inception, we have not paid cash dividends.

	June 30, 2006	December 31, 2005

Return on average assets	0.69%	0.54%
Return on average equity	9.20%	6.82%
Equity to assets ratio	7.44%	7.96%

Our return on average assets was 0.69% for the six months ended June 30, 2006, an increase from 0.54% for the year ended December 31, 2005.  In addition, our return on average equity increased to 9.20% from 6.82% for the six months ended June 30, 2006 and the year ended December 31, 2005, respectively. The decrease in the equity to assets ratio from December 31, 2005 is a function of the $81.9 million increase in average assets compared to the $3.0 million increase in average equity.

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a material effect on the Company’s consolidated financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.  The Company’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum ratios of Tier 1 and total capital as a percentage of assets and off-balance-sheet exposures, adjusted for risk weights ranging from 0% to 100%.  Tier 1 capital of the Company consists of common shareholders’ equity, excluding the unrealized gain or loss on securities available-for-sale, minus certain intangible assets.  The Company’s Tier 2 capital consists of the allowance for loan losses subject to certain limitations.  Total capital for purposes of computing the capital ratios consists of the sum of Tier 1 and Tier 2 capital.  The regulatory minimum requirements are 4% for Tier 1 capital and 8% for total risk-based capital.

The Company and the Bank are also required to maintain capital at a minimum level based on quarterly average assets, which is known as the leverage ratio.  Only the strongest banks are allowed to maintain capital at the minimum requirement of 3%.  All others are subject to maintaining ratios 1% to 2% above the minimum.

The following table sets forth the holding company’s and the bank’s various capital ratios at June 30, 2006 and at December 31, 2005.  For all periods, the bank was considered “well capitalized” and the holding company met or exceeded its applicable regulatory capital requirements.

FIRST RELIANCE BANCSHARES, INC.

	June 30, 2006		December 31, 2005

	Holding Company	Bank	Holding Company	Bank

Total capital (to risk-weighted assets)	12.12%	11.69%	13.05%	12.68%
Tier 1 capital (to risk-weighted assets)	11.10%	10.68%	12.02%	11.65%
Tier 1 capital (to average assets)	10.09%	9.71%	10.02%	9.80%

Borrowings

The following table outlines our various sources of borrowed funds during the six ended June 30, 2006 and the year ended December 31, 2005, the amounts outstanding at the end of each period, at the maximum point for each component during the periods and on average for each period, and the average interest rate that we paid for each borrowing source.  The maximum month-end balance represents the high indebtedness for each component of borrowed funds at any time during each of the periods shown.

	Ending Balance	Period- End Rate	Maximum Month-end Balance	Average for the Period

				Balance	Rate

	(Dollars in thousands )
At or for the Six Months ended June 30, 2006
Federal Home Loan Bank advances	$29,800	2.27%	$29,800	$19,273	3.50%
Securities sold under agreement to repurchase	5,279	3.40%	5,330	4,586	3.92%
Federal funds purchased	955	5.34%	955	66	1.37%
Junior subordinated debentures	10,310	5.97%	10,310	10,310	5.97%
At or for the Year ended December 31, 2005
Federal Home Loan Bank advances	$23,500	4.21%	$36,000	$31,301	3.16%
Securities sold under agreement to repurchase	3,860	2.37%	4,223	3,600	2.54%
Federal funds purchased	—	—	—	141	3.18%
Junior subordinated debentures	10,310	2.97%	10,310	4,875	6.22%

FIRST RELIANCE BANCSHARES, INC.

Effect of Inflation and Changing Prices

The effect of relative purchasing power over time due to inflation has not been taken into account in our consolidated financial statements.  Rather, our financial statements have been prepared on an historical cost basis in accordance with generally accepted accounting principles.

Unlike most industrial companies, our assets and liabilities are primarily monetary in nature.  Therefore, the effect of changes in interest rates will have a more significant impact on our performance than will the effect of changing prices and inflation in general.  In addition, interest rates may generally increase as the rate of inflation increases, although not necessarily in the same magnitude.  As discussed previously, we seek to manage the relationships between interest sensitive assets and liabilities in order to protect against wide rate fluctuations, including those resulting from inflation.

Off-Balance Sheet Risk

Through our operations, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time.  At June 30, 2006, we had issued commitments to extend credit of $74.8 million and standby letters of credit of $2.6 million through various types of commercial lending arrangements.  Approximately $61.8 million of these commitments to extend credit had variable rates.

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at June 30, 2006.

(Dollars in thousands)	Within One Month	After One Through Three Months	After Three Through Twelve Months	Within One Year	Greater Than One Year	Total

Unused commitments to extend credit	$9,806	$1,476	$27,713	$38,995	$35,787	$74,782
Standby letters of credit	40	93	2,320	2,453	171	2,624

Total	$9,846	$1,569	$30,033	$41,448	$35,958	$77,406

We evaluate each customer’s credit worthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower.  Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.

Market Risk

Market risk is the risk of loss from adverse changes in market prices and rates, which principally arises from interest rate risk inherent in our lending, investing, deposit gathering, and borrowing activities.  Other types of market risks, such as foreign currency exchange rate risk and commodity price risk, do not generally arise in the normal course of our business.  Our finance committee monitors and considers methods of managing exposure to interest rate risk.  We have both an internal finance committee consisting of senior management that meets at various times during each quarter and are currently structuring a management finance committee that will meet monthly.  The finance committees are responsible for maintaining the level of interest rate sensitivity of our interest sensitive assets and liabilities within board-approved limits.

FIRST RELIANCE BANCSHARES, INC.

We actively monitor and manage our interest rate risk exposure principally by measuring our interest sensitivity “gap,” which is the positive or negative dollar difference between assets and liabilities that are subject to interest rate repricing within a given period of time.  Interest rate sensitivity can be managed by repricing assets or liabilities, selling securities available for sale, replacing an asset or liability at maturity, or adjusting the interest rate during the life of an asset or liability.  Managing the amount of assets and liabilities repricing in this same time interval helps to hedge the risk and minimize the impact on net interest income of rising or falling interest rates.  We generally would benefit from increasing market rates of interest when we have an asset-sensitive gap position and generally would benefit from decreasing market rates of interest when we are liability-sensitive.

We were asset sensitive during most of the year ended December 31, 2005 and during the six months ended June 30, 2006.  As of June 30, 2006, we expect to be asset sensitive for the next three months, then we expect to be liability sensitive for the following nine months because a significant portion of our variable rate loans and a majority of our deposits reprice over a 12-month period.  Approximately 63.1% of our loans were variable rate loans at June 30, 2006.  The ratio of cumulative gap to total earning assets after 12 months was 11.51% because $80.7 million more assets will reprice in a 12 month period than liabilities.   However, our gap analysis is not a precise indicator of our interest sensitivity position.  The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally.  For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but those rates are viewed by us as significantly less interest-sensitive than market-based rates such as those paid on noncore deposits.  Net interest income may be affected by other significant factors in a given interest rate environment, including changes in the volume and mix of interest-earning assets and interest-bearing liabilities.

Liquidity and Interest Rate Sensitivity

Liquidity represents the ability of a company to convert assets into cash or cash equivalents without significant loss, and the ability to raise additional funds by increasing liabilities.  Liquidity management involves monitoring our sources and uses of funds in order to meet our day-to-day cash flow requirements while maximizing profits.  Liquidity management is made more complicated because different balance sheet components are subject to varying degrees of management control.  For example, the timing of maturities of our investment portfolio is fairly predictable and subject to a high degree of control at the time investment decisions are made.  However, net deposit inflows and outflows are far less predictable and are not subject to the same degree of control.

At June 30, 2006, our liquid assets, consisting of cash and due from banks and federal funds sold, amounted to $10.1 million, or 2.3% of total assets.  Our investment securities at June 30, 2006 amounted to $38.9 million, or 9.0% of total assets.  Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner.  However, $6.9 million of these securities are pledged against repurchase agreements, other required deposit accounts, and unused FHLB borrowing lines. At December 31, 2005, our liquid assets amounted to $29.7 million, or 7.4% of total assets.  Our investment securities at December 31, 2005 amounted to $39.2 million, or 9.7% of total assets.  However, $6.2 million of these securities were pledged.

Our ability to maintain and expand our deposit base and borrowing capabilities serves as our primary source of liquidity.  We plan to meet our future cash needs through the liquidation of temporary investments, the generation of deposits, and from additional borrowings.  In addition, we will receive cash upon the maturity and sale of loans and the maturity of investment securities.  During most of 2005 and the first six months of 2006, as a result of historically low rates that were being earned on short-term liquidity investments, we chose to maintain a lower than normal level of short-term liquidity securities.  In addition, we maintain nine federal funds purchased lines of credit with correspondent banks giving us credit availability totaling $32.5 million for which there were $955,000 in borrowings against the lines at June 30, 2006.  We are also a member of the Federal Home Loan Bank of Atlanta, from which applications for borrowings can be made for leverage purposes.  The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the bank be pledged to secure any advances from the FHLB. The Company has an available line to borrow funds from the Federal Home Loan Bank up to 30% of the Bank’s total assets which provide additional available funds of $130.0 million at June 30, 2006. At June 30, 2006 the bank had $29.8 million outstanding in FHLB advances. We believe that these funds will be sufficient to meet our future liquidity needs.

Asset/liability management is the process by which we monitor and control the mix and maturities of our assets and liabilities. The essential purposes of asset/liability management are to ensure adequate liquidity and to maintain an appropriate balance between interest sensitive assets and liabilities in order to minimize potentially adverse impacts on earnings from changes in market interest rates.  We have both an internal finance committee consisting of senior management that meets at various times during each quarter and have established a management finance committee that will meet monthly.  The finance committees are responsible for maintaining the level of interest rate sensitivity of our interest sensitive assets and liabilities within board-approved limits.

FIRST RELIANCE BANCSHARES, INC.

The following table sets forth information regarding our rate sensitivity as of June 30, 2006 for each of the time intervals indicated. The information in the table may not be indicative of our rate sensitivity position at other points in time.  In addition, the maturity distribution indicated in the table may differ from the contractual maturities of the earning assets and interest-bearing liabilities presented due to consideration of prepayment speeds under various interest rate change scenarios in the application of the interest rate sensitivity methods described above.

Interest Sensitivity Analysis

June 30, 2006 (Dollars in thousands)	Within One Month	After One Through Three Months	After Three Through Twelve Months	Within One Year	Greater Than One Year or Non- Sensitive	Total

Assets
Interest-earning assets
Loans	$232,108	$3,976	$16,633	$252,717	$108,654	$361,371
Securities, taxable	—	—	9	9	21,187	21,196
Securities, nontaxable	—	—	—	—	14,906	14,906
Nonmarketable securities	2,474	—	—	2,474	—	2,474
Federal funds sold	—	—	—	—	—	—
Investment in trust	—	—	—	—	310	310

Total earning assets	234,582	3,976	16,642	255,200	145,057	400,257

Liabilities
Interest-bearing liabilities
Interest-bearing deposits:
Demand deposits	25,316	—	—	25,316	—	25,316
Savings deposits	89,860	—	—	89,860	—	89,860
Time deposits	7,937	19,345	133,851	161,133	31,553	192,687

Total interest-bearing deposits	123,113	19,345	133,851	276,309	31,553	307,863

Federal Home Loan Bank advances	7,300	—	—	7,300	22,500	29,800

Junior sub. debentures	—	—	—	—	10,310	10,310

Repurchase agreements and federal funds purchased	6,234	—	—	6,234	—	6,234

Total interest-bearing liabilities	136,647	19,345	133,851	289,843	64,363	354,207

Period gap	$97,935	$(15,369)	$(117,209)	$(34,643)	$80,694

Cumulative gap	$97,935	$82,566	$(34,643)	$(34,643)	$46,051

Ratio of cumulative gap to total earning assets	24.47%	20.63%	-8.66%	-8.66%	11.51%

FIRST RELIANCE BANCSHARES, INC.

The following table sets forth information regarding our rate sensitivity, as of December 31, 2005, at each of the time intervals.

Interest Sensitivity Analysis

December 31, 2005 (Dollars in thousands)	Within One Month	After One Through Three Months	After Three Through Twelve Months	Within One Year	Greater Than One Year or Non- Sensitive	Total

Assets
Interest-earning assets
Loans	$170,353	$9,855	$20,046	$10,254	$109,285	$319,539
Securities, taxable	—	—	—	—	22,868	22,868
Securities, nontaxable	—	358		358	13,895	14,253
Nonmarketable securities	1,627	—	—	1,627	—	1,627
Federal funds sold	22,442			22,442	—	22,442

Total earning assets	194,422	20,213	20,046	234,681	146,048	380,729

Liabilities
Interest-bearing liabilities
Interest-bearing deposits:
Demand deposits	29,437	—	—	29,437	—	29,437
Savings deposits	79,663	—	—	79,663	—	79,663
Time deposits	15,599	27,453	91,430	134,482	51,632	186,114

Total interest-bearing deposits	124,699	27,453	91,430	243,582	51,632	295,214

Federal Home Loan Bank advances	—	5,000	—	5,000	18,500	23,500

Repurchase agreements	3,860	—	—	3,860	—	3,860

Total interest-bearing liabilities	128,559	32,453	91,430	252,442	70,132	322,574

Period gap	$5,863	$(12,240)	$(71,384)	$(17,761)	$75,916

Cumulative gap	$65,863	$53,623	$(17,761)	$(17,761)	$58,155

Ratio of cumulative gap to total earning assets	17.30%	14.08%	-4.66%	-4.66%	15.27%

Accounting, Reporting, and Regulatory Matters

Recently Issued Accounting Standards

The following is a summary of recent authoritative pronouncements that affect accounting, reporting, and disclosure of financial information by us:

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140.  This Statement amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.  This Statement resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.  SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We do not believe that the adoption of SFAS No. 155 will have a material impact on our financial position, results of operations and cash flows.

FIRST RELIANCE BANCSHARES, INC.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140.  This Statement amends FASB No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract; requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; permits an entity to choose its subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities; at its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value; and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. An entity should adopt SFAS No. 156 as of the beginning of its first fiscal year that begins after September 15, 2006. We do not believe the adoption of SFAS No. 156 will have a material impact on our financial position, results of operations and cash flows.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

See “Market Risk” and “Liquidity and Interest Rate Sensitivity” in Item 2, Management Discussion and Analysis of Financial Condition and Results of Operations for quantitative and qualitative disclosures about market risk, which information is incorporated herein by reference.

Item 4.  Controls and Procedures.

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

          There have been no changes in our internal controls over financial reporting during our second fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 4.  Submission of Matters to a Vote of Securities

In connection with the Annual Meeting of Shareholders held June 15, 2006, the following votes are hereby certified by the undersigned.  Each vote represents one share of common stock.

          We have received 2,232,612 votes by proxy, representing or 65.7% of the shares of common stock outstanding at April 17, 2006, the record date for the meeting.  The outcome of the voting is as follows:

PROPOSAL 1:  Election of Class B Directors

Director Nominee: Paul C. Saunders.

	No. of Votes	Percent of Outstanding Shares

For:	2,218,211	99.4%
Withhold:	14,401	0.6%

Director Nominee:  Andrew G. Kampiziones

	No. of Votes	Percent of Outstanding Shares

For:	2,226,811	99.5%
Withhold:	11,801	0.5%

Director Nominee:  Jeffrey A. Paolucci

	No. of Votes	Percent of Outstanding Shares

For:	2,226,261	99.4%
Withhold:	12,351	0.6%

FIRST RELIANCE BANCSHARES, INC.

None.

Item 5.  Other Information

None.

FIRST RELIANCE BANCSHARES, INC.

Item 6. Exhibits

(a)     Exhibits

Exhibit Number	Exhibit

31.1	Certification pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended.

31.2	Certification pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST RELIANCE BANCSHARES, INC.

	By:	/s/ F. R. SAUNDERS, JR.

F. R. Saunders, Jr.
President & Chief Executive Officer

Date: _______, 2006	By:	/s/ JEFFERY A. PAOLUCCI

Jeffery A. Paolucci
Senior Vice President and Chief Financial Officer