Form 10-Q
period 2006-09-30
FIRST RELIANCE BANCSHARES INC
filed 2006-11-14
CIK 1172102

SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C.

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

3,417,162 shares of common stock, par value $0.01 per share, as of November 1, 2006

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

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

FIRST RELIANCE BANCSHARES, INC.

Item 1. Financial Statements

The financial statements of First Reliance Bancshares, Inc. are set forth in the following pages.

Condensed Consolidated Balance Sheets

	September 30, 2006	December 31, 2005

	(Unaudited)	(Audited)
Assets
Cash and due from banks	$4,921,941	$7,264,897
Federal funds sold	11,061,000	22,442,000

Total cash and cash equivalents	15,982,941	29,706,897

Securities available-for-sale	36,073,452	37,121,479
Nonmarketable equity securities	2,136,350	1,745,850
Investment in trust	310,000	310,000

Total investment securities	38,519,802	39,177,329
Loans held for sale	9,580,370	7,994,603
Loans receivable	360,080,594	311,544,385
Less allowance for loan losses	(3,961,005)	(3,419,368)

Loans, net	356,119,589	308,125,017

Premises and equipment, net	11,928,161	10,020,537
Accrued interest receivable	2,263,822	2,189,742
Other real estate owned	1,610,985	345,550
Cash surrender value life insurance	10,026,407	3,752,165
Other assets	2,563,360	1,726,044

Total assets	$448,595,437	$403,037,884

Liabilities and Shareholders’ Equity
Deposits
Noninterest-bearing transaction accounts	$40,988,616	$39,222,574
Interest-bearing transaction accounts	30,442,146	29,437,107
Savings	82,545,388	79,663,175
Time deposits $100,000 and over	117,579,499	113,268,921
Other time deposits	101,807,719	72,845,121

Total deposits	373,363,368	334,436,898

Securities sold under agreement to repurchase	7,457,270	3,859,904
Advances from Federal Home Loan Bank	22,500,000	23,500,000
Junior subordinated debentures	10,310,000	10,310,000
Accrued interest payable	700,496	446,303
Other liabilities	1,397,991	834,144

Total liabilities	415,729,125	373,387,249

Shareholders’ Equity
Common stock, $.01 par value; 20,000,000 shares authorized, 3,416,117 and 3,306,117 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	34,161	33,061
Capital surplus	25,126,679	24,127,329
Treasury stock	—	(9,896)
Restricted stock	(74,979)	—
Retained earnings	7,873,378	5,611,847
Accumulated other comprehensive income (loss)	(92,927)	(111,706)

Total shareholders’ equity	32,866,312	29,650,635

Total liabilities and shareholders’ equity	$448,595,437	$403,037,884

See notes to condensed consolidated financial statements.

FIRST RELIANCE BANCSHARES, INC.
Condensed Consolidated Statements of Income
(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,

	2006	2005	2006	2005

Interest income:
Loans, including fees	$21,274,745	$15,246,458	$7,794,896	$5,771,583
Investment securities:
Taxable	782,600	529,973	252,060	178,495
Nontaxable	477,460	400,923	162,552	147,302
Federal funds sold	514,916	240,234	239,121	163,834
Other interest income	95,302	63,844	36,149	26,944

Total	23,145,023	16,481,432	8,484,778	6,228,158

Interest expense:
Time Deposits over $100,000	3,395,663	2,487,182	1,267,808	933,601
Other deposits	5,560,118	2,772,156	2,187,338	1,158,179
Other interest expense	1,256,653	983,802	482,954	417,424

Total	10,212,434	6,243,140	3,938,100	2,509,204

Net interest income	12,932,589	10,238,292	4,546,678	3,718,954
Provision for loan losses	1,167,991	1,016,545	477,205	450,393

Net interest income after provision for loan losses	11,764,598	9,221,747	4,069,473	3,268,561

Noninterest income:
Service charges on deposit accounts	1,225,798	1,020,408	451,211	345,961
Gain on sales of mortgage loans	1,445,891	571,297	506,710	262,308
Brokerage fees	97,226	122,294	37,451	52,398
Credit life insurance commissions	19,365	22,598	8,757	7,321
Other charges, commissions and fees	192,873	148,478	66,999	51,693
Gain (loss) on sale of other real estate	23,529	(66,815)	5,872	(3,474)
Other non-interest income	419,437	229,086	155,896	80,361

Total	3,424,119	2,047,346	1,232,896	796,568

Noninterest expenses:
Salaries and employee benefits	6,872,949	5,486,807	2,373,243	1,908,637
Occupancy expense	844,153	642,838	282,565	260,767
Furniture and equipment expense	512,991	523,862	153,718	163,398
Other operating expenses	3,701,679	2,772,251	1,214,863	1,035,573

Total	11,931,772	9,425,758	4,024,389	3,368,375

Income before income taxes	3,256,945	1,843,335	1,277,980	696,754
Income tax expense	995,414	537,905	413,068	206,326

Net income	$2,261,531	$1,305,430	$865,912	$490,428

Earnings per share
Basic earnings per share	$0.67	$0.40	$0.25	$0.15
Diluted earnings per share	$0.65	$0.38	$0.25	$0.14

See notes to condensed consolidated financial statements.

FIRST RELIANCE BANCSHARES, INC.
Condensed Consolidated Statements of Shareholders’ Equity and Comprehensive Income
For the nine months ended September 30, 2006 and 2005
(Unaudited)

							Accumulated Other Compre- hensive Income (Loss)

	Common Stock
				Restricted Stock	Treasury Stock	Retained Earnings
	Shares	Amount	Surplus					Total

Balance, December 31, 2004	3,203,942	$32,039	$23,428,034	$—	$(7,396)	$3,664,301	$241,671	$27,358,649
Net income for the period						1,305,430		1,305,430
Other comprehensive loss, net of tax benefit of $76,724							(148,947)	(148,947)

Comprehensive income								1,156,483

Issuance of shares to ESOP	13,989	140	180,287					180,427
Purchase of treasury stock					(2,500)			(2,500)
Exercise of stock options	64,000	640	325,720					326,360

Balance, September 30, 2005	3,281,931	$32,819	$23,934,041	$—	$(9,896)	$4,969,731	$92,724	$29,019,419

Balance, December 31, 2005	3,306,117	$33,061	$24,127,329	$—	$(9,896)	$5,611,847	$(111,706)	$29,650,635
Net income for the period						2,261,531		2,261,531
Other comprehensive loss, net of tax benefit of $9,674							18,779	18,779

Comprehensive income								2,280,310

Issuance of shares to 401K	24,800	248	355,930					356,178
Restricted Stock	6,800	68	100,066	(74,979)				25,155
Sale of treasury stock					9,896			9,896
Exercise of stock options	78,400	784	543,354					544,138

Balance, September 30, 2006	3,416,117	$34,161	$25,126,679	$(74,979)	$—	$7,873,378	$(92,927)	$32,866,312

See notes to condensed consolidated financial statements.

FIRST RELIANCE BANCSHARES, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,

	2006	2005

Cash flows from operating activities:
Net income	$2,261,531	$1,305,430
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,167,991	1,016,545
Depreciation and amortization expense	663,571	616,029
Writedown of other real estate owned	119,146	75,550
Accretion and premium amortization	47,804	66,581
Disbursements from loans held-for-sale	(95,702,610)	(51,804,647)
Proceeds from sales of mortgages held-for-sale	94,116,843	47,402,686
Deferred income tax provision	(567,977)	(75,258)
Gain on sales of other real estate	(23,529)	—
Increase in interest receivable	(74,080)	(339,834)
Increase (decrease) in interest payable	254,193	(280,213)
Increase in other liabilities	563,847	673,813
Increase in other assets	(6,795,185)	(506,795)

Net cash provided (used) by operating activities	(3,968,455)	1,850,113

Cash flows from investing activities:
Net increase in loans to customers	(50,970,409)	(68,941,589)
Purchases of securities available-for-sale	(1,421,226)	(7,840,442)
Calls and maturities on securities available-for-sale	2,450,864	3,932,107
Purchases of non marketable equity securities	(390,500)	(1,660,150)
Proceed on sales of nonmarketable equity securities	—	1,449,000
Proceeds on sales of other real estate	446,794	285,142
Proceeds on sales of premise and equipment	—	70,137
Purchases of premises and equipment	(2,330,227)	(2,143,787)

Net cash used by investing activities	(52,214,704)	(74,849,582)

Cash flows from financing activities:
Net increase in deposit accounts	38,926,470	86,917,636
Net increase in securities sold under agreements to repurchase	3,597,366	313,357
Advances from the Federal Home Loan Bank	(1,000,000)	(400,000)
Proceeds from Jr Subordinated Debentures	—	10,000,000
Proceeds from issuance of shares to 401K	356,178	—
Sale (purchase) of treasury stock	9,896	(2,500)
Proceeds from stock issuance	—	506,787
Proceeds from the exercise of stock options	544,138	—
Issuance of restricted stock	25,155	—

Net cash provided by financing activities	42,459,203	97,335,280

Net increase (decrease) in cash and cash equivalents	(13,723,956)	20,635,585
Cash and cash equivalents, beginning of period	29,706,897	4,793,102

Cash and cash equivalents, end of period	$15,982,941	$25,481,120

Cash paid during the period for
Income taxes	$1,277,049	$588,308

Interest	$9,958,241	$6,437,697

See notes to condensed consolidated financial statements.

FIRST RELIANCE BANCSHARES, INC
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1 - Nature of Business and Basis of Presentation

Business activity

First Reliance Bancshares, Inc. (the “Company”) is a South Carolina corporation that owns all of the capital stock of First Reliance Bank (the “Bank”) and all of the stock of First Reliance Capital Trust 1 (the “Trust”).  The Bank is a state chartered bank organized under the laws of South Carolina headquartered in Florence County, South Carolina.  The Bank has offices in Florence, Mt. Pleasant, Charleston, and Lexington, South Carolina.  The Bank is primarily engaged in the business of accepting demand deposits and savings deposits insured by the Federal Deposit Insurance Corporation, and providing commercial, consumer and mortgage loans to the general public. The Trusts are special purpose subsidiaries for the sole purpose of issuing trust preferred securities.  In accordance with current accounting guidances, the Trusts are not consolidated in the financial statements.

Basis of Presentation

The accompanying financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures, which would substantially duplicate those contained in the most recent annual report to shareholders.  The financial statements as of September 30, 2006 and 2005 and for the interim periods then ended are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation.  The financial information as of December 31, 2005 has been derived from the audited financial statements as of that date.  For further information, refer to the financial statements and the notes included in First Reliance Bancshares, Inc.’s 2005 Annual Report on Form 10-KSB.

Note 2 - Recently Issued Accounting Pronouncements

Recently Issued Accounting Pronouncements

The following is a summary of recent authoritative pronouncements that could impact the accounting, reporting, and / or disclosure of financial information by the Company.

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140.” This Statement amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” This Statement resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not believe that the adoption of SFAS No. 155 will have a material impact on its financial position, results of operations and cash flows.

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

FIRST RELIANCE BANCSHARES, INC
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 2 - Recently Issued Accounting Pronouncements - continued

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprises’ financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently analyzing the effects of FIN 48.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for the Company on January 1, 2008 and is not expected to have a significant impact on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”), which amends SFAS 87 and SFAS 106 to require recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet. Under SFAS 158, gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS 87 and SFAS 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost. The measurement date — the date at which the benefit obligation and plan assets are measured — is required to be the company’s fiscal year end. SFAS 158 is effective for publicly–held companies for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. The Company is currently analyzing the effects of SFAS 158 but does not expect its implementation will have a significant impact on the Company’s financial conditions or results of operations.

In September 2006, The FASB ratified the consensuses reached by the FASB’s Emerging Issues Task Force (EITF) relating to EITF 06-4 “Accounting for the Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements”.  EITF 06-4 addresses employer accounting for endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods should recognize a liability for future benefits in accordance with FASB Statement of Financial Accounting Standards (SFAS) No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”, or Accounting Principles Board (APB) Opinion No. 12, “Omnibus Opinion—1967”.  EITF 06-4 is effective for fiscal years beginning after December 15, 2006. Entities should recognize the effects of applying this Issue through either (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption or (b) a change in accounting principle through retrospective application to all prior periods.  The Company does not believe the adoption of EITF 06-4 will have a material impact on its financial position, results of operations and cash flows.

On September 13, 2006, the SEC issued Staff Accounting Bulleting No. 108 (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a potential current year misstatement. Prior to SAB 108, Companies might evaluate the materiality of financial statement misstatements using either the income statement or balance sheet approach, with the income statement approach focusing on new misstatements added in the current year, and the balance sheet approach focusing on the cumulative amount of misstatement present in a company’s balance sheet. Misstatements that would be material under one approach could be viewed as immaterial under another approach, and not be corrected. SAB 108 now requires that companies view financial statement misstatements as material if they are material according to either the income statement or balance sheet approach. The Company has analyzed SAB 108 and determined that upon adoption it will have no impact on the reported results of operations or financial conditions.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations and cash flows.

FIRST RELIANCE BANCSHARES, INC
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

During the nine months ended September 30, 2006, the Company granted 45,774 stock appreciation rights. The stock appreciation right entitles the individual to receive the excess of the fair market value from the grant date to the exercise date in a settlement of Company stock.  The Company has funded the liability through charges to earnings.  The accrued liability for the stock appreciation rights at September 30, 2006 was $20,089.

A summary of the status of the Company’s stock appreciation rights as of the three months ended September 30, 2006 is presented below:

	Three months ended September 30, 2006

	Shares	Weighted Average Exercise Price

Outstanding at July 1	45,501	$14.87
Granted	—	—
Exercised	—	—
Forfeited	—	—

Outstanding at September 30, 2006	45,501	$14.87

A summary of the status of the Company’s stock appreciation rights as of the nine months ended September 30, 2006 is presented below:

	Nine months ended September 30, 2006

	Shares	Weighted Average Exercise Price

Outstanding at January 1	—	$—
Granted	45,774	14.87
Exercised	—	—
Forfeited	(273)	14.85

Outstanding at September 30, 2006	45,501	$14.87

During the nine months ended September 30, 2006, the Company granted 6,796 shares of restricted stock, pursuant to the 2006 Equity Incentive Plan.  The shares “cliff” vest in three years and are fully vested on March 28, 2009. The weighted average fair value of restricted stock granted in the nine months ended September 30, 2006 was $14.86.  Compensation cost associated with the grant was $25,155 for the nine months ended September 30, 2006.

FIRST RELIANCE BANCSHARES, INC
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 3 - Equity Incentive Plan, continued

A summary of the status of the Company’s restricted stock as of the three months ended September 30, 2006 is presented below:

	Three months ended September 30, 2006

	Shares	Weighted Average Exercise Price

Outstanding at July 1	6,771	$14.86
Granted	—	—
Exercised	—	—
Forfeited

Outstanding at September 30, 2006	6,771	$14.86

A summary of the status of the Company’s restricted stock as of the nine months ended September 30, 2006 is presented below:

	Nine months ended September 30, 2006

	Shares	Weighted Average Exercise Price

Outstanding at January 1	—	$—
Granted	6,796	14.86
Exercised	—	—
Forfeited	(25)	14.85

Outstanding at September 30, 2006	6,771	$14.86

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

During the second quarter of 2005, the Company accelerated the vesting of all outstanding options and recognized the pro forma effects in that quarter.  No options have been issued since June 2005. As discussed in Note 3, compensation expense related to stock appreciation rights amounted to $20,089 for the third quarter of 2006. The following table illustrates the effect on net income and earnings per share as if the fair value based method had been applied to all outstanding and unvested awards in each period.

FIRST RELIANCE BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 4 - Stock-Based Compensation - continued

	Nine months ended September 30,

	2006	2005

Net income, as reported	$2,261,531	$1,305,430
Add: Stock-based compensation expense included in reported net income, net of related tax effects	20,089	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(20,089)	767,326

Pro forma net income	$2,261,531	$538,104

Earnings per share:
Basic - as reported	$0.67	$0.40

Basic - pro forma	$0.67	$0.17

Diluted - as reported	$0.65	$0.38

Diluted - pro forma	$0.65	$0.16

	Three months ended September 30,

	2006	2005

Net income, as reported	$864,912	$490,428
Add: Stock-based compensation expense included in reported net income, net of related tax effects	7,316	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(7,316)	—

Pro forma net income	$864,912	$490,428

Earnings per share:
Basic - as reported	$0.25	$0.15

Basic - pro forma	$0.25	$0.15

Diluted - as reported	$0.25	$0.14

Diluted - pro forma	$0.25	$0.14

FIRST RELIANCE BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 5 - Earnings Per Share

The following schedule reconciles the numerators and denominators of the basic and diluted earnings per share computations for the three and nine month periods ended September 30, 2006 and 2005.  Dilutive common shares arise from the potentially dilutive effect of the company’s stock options and warrants that are outstanding.  The assumed conversion of stock options and warrants can create a difference between basic and dilutive net income per common share.

	Nine Months Ended September 30, 2006

	Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic earnings per share
Income available to common shareholders	$2,261,531	3,379,624	$0.67

Effect of dilutive securities
Stock options		112,057
Non vested restricted stock	—	747

Diluted earnings per share
Income available to common shareholders plus assumed conversions	$2,261,531	3,492,428	$0.65

	Nine Months Ended September 30, 2005

	Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic earnings per share
Income available to common shareholders	$1,305,430	3,249,698	$0.40

Effect of dilutive securities
Stock options	—	183,060

Diluted earnings per share
Income available to common shareholders plus assumed conversions	$1,305,430	3,432,758	$0.38

FIRST RELIANCE BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 5 - Earnings Per Share - continued

	Three Months Ended September 30, 2006

	Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic earnings per share
Income available to common shareholders	$864,912	3,406,109	$0.25

Effect of dilutive securities
Stock options		104,447
Non – vested restricted stock		777

Diluted earnings per share
Income available to common shareholders plus assumed conversions	$864,912	3,511,333	$0.25

	Three Months Ended September 30, 2005

	Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic earnings per share
Income available to common shareholders	$490,428	3,280,182	$0.15

Effect of dilutive securities
Stock options	—	178,343

Diluted earnings per share
Income available to common shareholders plus assumed conversions	$490,428	3,458,525	$0.14

Note 6 - Stock Compensation Plan

On June 19, 2003, the Company established the 2003 First Reliance Bank Employee Stock Option Plan (Stock Plan) that provides for the granting of options to purchase up to 250,000 shares of the Company’s common stock to directors, officers, or employees of the Company.  This plan was preceded by the 1999 First Reliance Bank Employee Stock Option Plan, which provided for the granting of options to purchase up to 238,000 shares of the Company’s common stock to directors, officers, or employees of the Company.  The per-share exercise price of incentive stock options granted under the Stock Plan may not be less than the fair market value of a share on the date of grant.  The per-share exercise price of stock options granted is determined by the Board of Directors.  The expiration date of any option may not be greater than ten years from the date of grant.  Options that expire unexercised or are canceled become available for reissuance.  At September 30, 2006, there were no options available for grant under the 2003 plan and no options available for grant under the 1999 plan.

A summary of the status of the Company’s stock option plan as of the nine months ended September 30, 2006 changes during the period is presented below:

	Nine months ended September 30, 2006

	Shares	Average Exercise Price

Outstanding at January 1	400,363	$7.75
Granted	—	—
Exercised	(78,371)	6.94
Forfeited	—	—

Outstanding at September 30, 2006	321,992	$7.95

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

DISCUSSION OF FORWARD-LOOKING STATEMENTS

The statements contained in this report on Form 10-Q that are not historical facts are forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995.  We caution readers of this report that such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from those expressed or implied by such forward-looking statements.  Although we believe that our expectations of future performance is based on reasonable assumptions within the bounds of our knowledge of our business and operations, there can be no assurance that actual results will not differ materially from our expectations.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation - continued

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

On June 30, 2005 the Company formed First Reliance Capital Trust I (the “Trust”) for the purposed of issuing trust preferred securities, which enable the Company to obtain Tier 1 capital on a consolidated basis for regulatory purposes.  On July 1, 2005, the Company closed a private offering of $10,000,000 of floating rate preferred securities offered and sold by the Trust.  The proceeds from such issuance, together with the proceeds from a related issuance of common securities of the Trust purchased by the Company in the amount of $310,000, were invested by the Trust in floating rate Junior Subordinated Notes issued by the Company (the “Notes”) totaling $10.3 million.  The Notes are due and payable on November 23, 2035 and may be redeemed by the Company after five years, and sooner in certain specific events, including in the event that certain circumstances render the Notes ineligible for treatment as Tier 1 capital, subject to prior approval by the Federal Reserve Board, if then required.  The Notes presently qualify as Tier 1 capital for regulatory reporting.  The sole assets of the Trust are the Notes.  The Company owns 100% of the common securities of the Trust.  The Notes are unsecured and rank junior to all senior debt of the Company.  For the quarter ended September 30, 2006, the floating rate preferred securities and the Notes had an annual interest rate of 5.93%.  This interest rate is fixed until August 23, 2010, when the interest rate will adjust quarterly.  After August 23, 2010, the interest rate will equal three-month LIBOR plus 1.83%.

FIRST RELIANCE BANCSHARES, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation - continued

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

Critical Accounting Policies

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States and with general practices within the banking industry in the preparation of our financial statements.  Our significant accounting policies are described in the footnotes to our audited consolidated financial statements as of December 31, 2005, as filed in our annual report on Form 10-KSB.

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

Effect of Economic Trends

Beginning in July of 2004 and through the first nine months of 2006, our short-term or variable rate interest-bearing liabilities increased as the Federal Reserve began to increase short-term rates as the economy showed signs of strengthening following an economic decline and historically low interest rates.  During this period, the Federal Reserve increased rates 17 times for a total of 400 basis points.  Two of these rate increases occurred during the second quarter of 2006 for a total of 50 basis points. Economists have mixed opinions on whether the Federal Reserve will continue to increase rates during 2006.  The following discussion includes our analysis of the effect we anticipate these rising interest rates will have on our financial condition.  However, no assurance can be given that the Federal Reserve will actually continue to raise interest rates or that the results we anticipate will actually occur.

FIRST RELIANCE BANCSHARES, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation - continued

Results of Operations

Income Statement Review

Three months ended September 30, 2006 and 2005:

Our net income was $864,912 and $490,428 for the three months ended September 30, 2006 and 2005, respectively, an increase of $374,484, or 76.4%.  The $374,484 increase in net income resulted primarily from an increase of $827,724 in net interest income and $436,328 in non-interest income which was partially offset by an increase of $26,812 in the provision for loan losses, $656,014 of additional noninterest expense and $206,742 increase in income tax expense.

Nine months ended September 30, 2006 and 2005

Our net income was $2.3 million and $1.3 million for the nine months ended September 30, 2006 and 2005, respectively, an increase of $956,101, or 73.2%.  The $956,101 increase in net income resulted primarily from an increase of $2.7 million in net interest income and $1.4 in non-interest income which was partially offset by an increase of $151,446 in the provision for loan losses, $2.5 million of additional noninterest expense and a $457,510 increase in income tax expense.

Net Interest Income

Our level of net interest income is determined by the level of earning assets and the management of our net interest margin.  The continuous growth in our loan portfolio is the primary driver of the increase in net interest income.  During the nine months ended September 30, 2006, our average loan portfolio increased $55.0 million compared to the average for the nine months ended September 30, 2005.  The loan growth in the nine months of 2006 was $48.5 million.  We anticipate the growth in loans will continue to drive the growth in assets and the growth in net interest income.  However, no assurance can be given that we will be able to continue to increase loans at the same levels we have experienced in the past.

Our decision to grow the loan portfolio at the current pace created the need for a higher level of capital and the need to increase deposits and borrowings.  This loan growth strategy also resulted in a significant portion of our assets being in higher earning loans than in lower yielding investments.  At September 30, 2006, net loans represented 79.4% of total assets, while investments represented 8.6% of total assets.  While we plan to continue our focus on increasing the loan portfolio, as rates on investment securities begin to rise and additional deposits are obtained, we also anticipate increasing the size of the investment portfolio.

The historically low interest rate environment in the last three years allowed us to obtain short-term borrowings and wholesale certificates of deposit at relatively low rates. We continue to aggressively target core deposit growth by offering the best in market deposit and loan rates. This, along with our successful marketing campaigns and cross selling, is producing a more seasoned deposit base. At September 30, 2006, retail deposits represented $240.8 million, or 53.4% of total assets, borrowings represented $40.3 million, or 9.0% of total assets, and wholesale non-core deposits represented $132.6 million, or 29.6% of total assets.

As more fully discussed in the - “Market Risk” and - “Liquidity and Interest Rate Sensitivity” sections below, at September 30, 2006, 60.3% of our loans had variable rates.  Given our high percentage of rate-sensitive loans, our primary focus during the past three years has been to obtain short-term liabilities to fund our asset growth.  This strategy improves our ability to manage the impact on our earnings resulting from anticipated increases in market interest rates.

At September 30, 2006, 89.2% of interest-bearing liabilities had a maturity of less than one year.   Therefore, we believe that we are positioned to benefit from future increases in short-term rates.  At September 30, 2006, we had $88.4 million more assets than liabilities that reprice within the next three months.

We intend to maintain a capital level for the bank that exceeds requirements to be classified as a “well capitalized” bank.  To provide the additional capital needed to support our bank’s growth in assets, in 2005 we issued $10.3 million in junior subordinated debentures.  As of September 30, 2006, the company’s regulatory capital levels were over $8 million in excess of the various well capitalized requirements.

FIRST RELIANCE BANCSHARES, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation - continued

In addition to the growth in both assets and liabilities, and the timing of repricing of our assets and liabilities, net interest income is also affected by the ratio of interest-earning assets to interest-bearing liabilities and the changes in interest rates earned on our assets and interest rates paid on our liabilities.

Our net interest income margin for the three months and nine months ended September 30, 2006, exceeded our net interest spread because we had more interest-earning assets than interest-bearing liabilities.  Average interest-earning assets exceeded average interest-bearing liabilities by $46.4 million for the three months and nine months ended September 30, 2006.

During the three and nine months ended September 30, 2006, our rates on both short-term or variable rate earning-assets and short-term or variable rate interest-bearing liabilities continued to increase primarily as a result of the actions taken by the Federal Reserve over the last twelve months to raise short-term rates.  The impact of the Federal Reserve’s actions resulted in an increase in both the yields on our variable rate assets and the rates that we paid for our short-term deposits and borrowings.  Our net interest spread has increased moderately since more of our rate sensitive assets repriced sooner than our rate sensitive liabilities during the 12 month period ending September 30, 2006.

Our net interest spread for the three months and nine months ended September 30, 2006 was 3.83% and 3.90%, respectively. Because we had more interest-earning assets than interest-bearing liabilities that repriced, our net interest spread increased 20 basis points and 17 basis points in the three months and nine months ended September 30, 2006, respectively versus the prior year’s interest spread.

For the three months and nine months ended September 30, 2006, our net interest margin was 4.29% and 4.37%, respectively.  The change in our net interest margin was 2 basis points higher than the change in net interest spread for the three month period ended September 30, 2006 and 5 basis points higher for the nine months period ended September 30, 2006 when compared to the same period in 2005.  The additional 2 and 5 basis points resulted primarily because our interest-earning assets exceeded interest-bearing liabilities by $46.4 million for the three and nine month period ended September 30, 2006, compared to $50.1 million and $45.8 million for the same period in 2005.

We have included a number of tables to assist in our description of various measures of our financial performance.  For example, the “Average Balances” table shows the average balance of each category of our assets and liabilities as well as the yield we earned or the rate we paid with respect to each category during both the three months ended September 30, 2006 and 2005 and the nine months of 2006 and 2005.  A review of this table shows that our loans typically provide higher interest yields than do other types of interest-earning assets, which is why we direct a substantial percentage of our earning assets into our loan portfolio.  Similarly, the “Rate/Volume Analysis” table demonstrates the effect of changing interest rates and changing volume of assets and liabilities on our financial condition during the periods shown.  A review of these tables shows that as short-term rates continue to rise, the increase in net interest income is more effected by the changes in rates than in prior years.  We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included tables to illustrate our interest rate sensitivity with respect to interest-earning accounts and interest-bearing accounts.  Finally, we have included various tables that provide detail about our investment securities, our loans, our deposits, and other borrowings.

The following table sets forth information related to our average balance sheets, average yields on assets, and average costs of liabilities.  We derived these yields by dividing income or expense by the average balance of the corresponding assets or liabilities.  We derived average balances from the daily balances throughout the periods indicated.

FIRST RELIANCE BANCSHARES, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation - continued

	Average Balances, Income and Expenses, and Rates For the Three Months Ended September 30,

	2006			2005

(Dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate

ASSETS
Securities, taxable	$21,080	$252	4.74%	$16,528	$178	4.28%
Securities, nontaxable	14,984	163	4.30%	13,792	147	4.24%
Loans	361,320	7,795	8.56%	309,717	5,712	7.32%
Fed funds sold and other (incl. FHLB)	20,606	252	4.86%	20,741	167	3.19%
Nonmarketable Equity Securities	2,169	23	4.22%	1,983	24	4.78%

Total earning assets	420,159	8,485	8.01%	362,761	6,228	6.81%

Non-earning assets	31,110			16,586

Total assets	451,269			379,347

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing transaction accounts	27,347	44	0.64%	21,725	41	0.75%
Savings and money market accounts	92,733	920	3.93%	76,291	548	2.85%
Time deposits	213,347	2,491	4.63%	173,254	1,503	3.44%

Total interest bearing deposits	333,426	3,455	4.11%	271,270	2,092	3.06%
Junior subordinated debentures	10,310	156	6.01%	9,189	150	6.47%
Other borrowings	29,995	327	4.32%	32,192	267	3.29%

Total other interest bearing liabilities	40,305	483	4.75%	41,381	417	4.00%
Total interest-bearing liabilities	373,731	3,938	4.18%	312,651	2,509	3.18%

Non-interest-bearing deposits	45,622			38,156
Stockholders’ equity	31,916			28,540

Total liabilities & equity	$451,269			$379,347

Net interest income/interest rate spread		4,547	3.83%		3,719	3.63%

Net yield on earning assets			4.29%			4.07%

FIRST RELIANCE BANCSHARES, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation - continued

Our net interest spread was 3.83% for the three months ended September 30, 2006, compared to 3.63% for the three months ended September 30, 2005.  The net interest spread is the difference between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities.

Our net interest margin is calculated as net interest income divided by average interest-earning assets.  Our net interest margin for the three months ended September 30, 2006 was 4.29%, compared to 4.07% for the three months ended September 30, 2006.  During the three months ended September 30, 2006, interest-earning assets averaged $420.2 million, compared to $362.8 million in the three months ended September 30, 2005.  Interest earning assets exceeded interest bearing liabilities by $46.4 million and $50.1 million for the three month periods ended September 30, 2006 and 2005, respectively.

Our loan yield increased 124 basis points for the three months ended September 30, 2006 compared to the three months ended September 30, 2005 as a result of approximately 54.0% of the loan portfolio having variable rates, combined with the increase in prime rates over the twelve months ended September 30, 2006.  Offsetting the increase in our loan yield is a 105 basis point increase in the cost of our interest-bearing deposits for the third quarter of 2006 compared to the same period in 2005.  The increase in the rate on our time deposits is due to the renewal rates on time deposits being much higher than the original rates due to the number of increases in the prime rate.  In addition, the cost of our savings and money market accounts has increased by 108 basis points as we have increased the rates we offer on these products in relation to the increase in short-term market rates to stay competitive. The 103 basis point increase in other borrowings in the third quarter of 2006 compared to the same period in 2005 resulted primarily from the impact of the increase in short-term market rates over the past twelve months.  As of September 30, 2006, approximately 33.3% of our FHLB advances had fixed rates, while all of our other borrowings had variable rates.

Net interest income, the largest component of our income, was $4.5 million and $3.7 million for the three months ended September 30, 2006 and 2005, respectively.  The significant increase in the third quarter of 2006 related to higher levels of both average earning assets and interest-bearing liabilities.  Average earning assets were $57.4 million higher during the three months ended September 30, 2006 compared to the same period in 2005.

Interest income for the three months ended September 30, 2006 was $8.5 million, consisting of $7.8 million of interest and fees on loans, $414,612 of investment income, interest of $239,121 on federal funds sold, and $36,149 in other interest income. Interest on loans for the three months ended September 30, 2006 and 2005 represented 91.9% and 92.7%, respectively, of total interest income, while income from investments, federal funds sold, and other interest income represented only 8.1% and 7.3% of total interest income.  The high percentage of interest income from loans relates to our strategy to maintain a significant portion of our assets in higher earning loans compared to lower yielding investments.  Average loans represented 86.0% and 85.4% of average interest-earning assets for the three months ended September 30, 2006 and 2005, respectively.

Interest expense for the three months ended September 30, 2006 was $3.9 million, consisting of $3.5 million related to deposits and $482,954 related to borrowings.  Interest expense for the three months ended September 30, 2005 was $2.5 million, consisting of $2.1 million related to deposits and $417,424 related to borrowings.  Interest expense on deposits for the three months ended September 30, 2006 and 2005 represented 87.7% and 83.4%, respectively, of total interest expense, while interest expense on borrowings represented 12.3% and 16.6%, respectively, of total interest expense for the same three month periods. During the three months ended September 30, 2006, average interest-bearing deposits increased by $62.2 million over the same period in 2005, while other interest bearing liabilities during the three months ended September 30, 2006 decreased $1.1 million over the same period in 2005.  Alternative borrowings decreased primarily as a result of successful marketing campaigns focusing on core deposit growth and branch expansion.

FIRST RELIANCE BANCSHARES, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation - continued

	Average Balances, Income and Expenses, and Rates For the Nine Months Ended September 30,

	2006			2005

(Dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate

ASSETS
Securities, taxable	21,871	783	4.78%	16,403	530	4.32%
Securities, nontaxable	14,725	477	4.34%	12,571	401	4.26%
Loans	342,634	21,275	8.30%	287,608	15,246	7.09%
Fed funds sold and other (incl. FHLB)	14,787	546	4.94%	11,484	247	2.88%
Nonmarketable Equity Securities	1,973	64	4.33%	2,121	57	3.57%

Total earning assets	395,990	23,145	7.81%	330,187	16,481	6.67%

Non-earning assets	28,840			16,081

Total assets	424,830			346,268

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing transaction accounts	26,727	144	0.72%	18,791	102	0.73%
Savings and money market accounts	86,693	2,396	3.69%	64,902	1,260	2.60%
Time deposits	199,928	6,416	4.29%	161,051	3,897	3.23%

Total interest bearing deposits	313,348	8,956	3.82%	244,744	5,259	2.87%
Junior subordinated debentures	10,310	462	5.99%	3,097	150	6.47%
Other borrowings	25,971	794	4.09%	36,503	834	3.05%

Total other interest bearing liabilities	36,281	1,256	4.63%	39,600	984	3.32%
Total interest-bearing liabilities	349,629	10,212	3.91%	284,344	6,243	2.94%

Non-interest-bearing deposits	44,144			33,995
Stockholders’ equity	31,057			27,929

Total liabilities & equity	424,830			346,268

Net interest income/interest rate spread		12,933	3.90%		10,238	3.73%

Net interest margin			4.37%			4.15%

Our net interest spread was 3.90% for the nine months ended September 30, 2006, compared to 3.73% for the nine months ended September 30, 2005.  The net interest spread is the difference between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities.

FIRST RELIANCE BANCSHARES, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation - continued

Our net interest margin is calculated as net interest income divided by average interest-earning assets.  Our net interest margin for the nine months ended September 30, 2006 was 4.37%, compared to 4.15% for the nine months ended September 30, 2005.  During the nine months ended September 30, 2006, interest-earning assets averaged $396.0 million, compared to $330.2 million in the nine months ended September 30, 2005.  Interest earning assets exceeded interest bearing liabilities by $46.4 million and $45.8 million for the nine month periods ended September 30, 2006 and 2005, respectively.

Our loan yield increased 121 basis points for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 as a result of approximately 54.0% of the loan portfolio having variable rates, combined with the increase in prime rates over the twelve months ended September 30, 2006.  Offsetting the increase in our loan yield is a 95 basis point increase in the cost of our interest-bearing deposits for the nine months ended September 30, 2006 compared to the same period in 2005.  The increase in the rate on our time deposits is due to the renewal rates on time deposits being much higher than the original rates due to the number of increases in the prime rate.  In addition, the cost of our savings and money market accounts has increased by 109 basis points as we have increased the rates we offer on these products in relation to the increase in short-term market rates to stay competitive.  The 104 basis point increase in other borrowings for the nine months ended September 30, 2006 compared to the same period in 2005 resulted primarily from the impact of the increase in short-term market rates over the past twelve months.  As of September 30, 2006, approximately 33.3% of our FHLB advances had fixed rates, while all of our other borrowings had variable rates.

Net interest income, the largest component of our income, was $12.9 million and $10.2 million for the nine months ended September 30, 2006 and 2005, respectively.  The significant increase for the nine months ended September 30, 2006 related to higher levels of both average earning assets and interest-bearing liabilities.  Average earning assets were $65.8 million higher during the nine months ended September 30, 2006 compared to the same period in 2005.

Interest income for the nine months ended September 30, 2006 was $23.1 million, consisting of $21.3 million of interest and fees on loans, $1.3 million of investment income, interest of $514,916 on federal funds sold, and $95,302 in other interest income. Interest income for the nine months ended September 30, 2005 was $16.5 million, consisting of $15.2 million of interest and fees on loans, $930,896 of investment income, interest of $240,234 on federal funds sold, and $63,844 in other interest income. Interest on loans for the nine months ended September 30, 2006 and 2005 represented 91.9% and 92.5%, respectively, of total interest income, while income from investments, federal funds sold, and other interest income represented only 8.1% and 7.5% of total interest income.  The high percentage of interest income from loans relates to our strategy to maintain a significant portion of our assets in higher earning loans compared to lower yielding investments.  Average loans represented 86.5% and 87.1% of average interest-earning assets for the nine months ended September 30, 2006 and 2005, respectively.

Interest expense for the nine months ended September 30, 2006 was $10.2 million, consisting of $9.0 million related to deposits and $1.3 million related to borrowings.  Interest expense on deposits for the nine months ended September 30, 2006 and 2005 represented 87.7% and 84.2%, respectively, of total interest expense, while interest expense on borrowings represented 12.3% and 15.8%, respectively, of total interest expense for the same nine month periods.  During the nine months ended September 30, 2006, average interest-bearing deposits increased by $68.6 million over the same period in 2005, while other borrowings during the nine months ended September 30, 2006 decreased $10.5 million over the same period in 2005.  Alternative borrowings decreased primarily as a result of successful marketing campaigns focusing on core deposit growth and branch expansion.

FIRST RELIANCE BANCSHARES, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation - continued

Rate/Volume Analysis

Net interest income can be analyzed in terms of the impact of changing interest rates and changing volume.  The following table sets forth the effect which the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the periods presented.

	Three Months Ended September 30, 2006 compared to 2005

	Rate	Volume	Rate/Volume	Total

Securities, taxable	76	195	(197)	74
Securities, nontaxable	8	51	(43)	16
Loans	3,840	3,777	(5,534)	2,083
Fed funds sold and other (incl. FHLB)	346	(4)	(257)	85
Nonmarketable Equity Securities	(11)	9	1	(1)

Total earning assets	4,259	4,028	(6,030)	2,257

Interest bearing transaction accounts	(24)	42	(15)	3
Regular savings accounts	824	469	(921)	372
Time deposits	2,062	1,379	(2,453)	988

Total Deposits	2,862	1,890	(3,389)	1,363
Junior subordinated debentures	(15)	467	(446)	6
Other borrowings	328	(72)	(196)	60

Total other interest bearing liabilities	313	395	(642)	66

Total interest-bearing liabilities	3,175	2,285	(4,031)	1,429

Net interest income	1,084	1,743	(1,999)	828

	Nine Months Ended September 30, 2006 compared to 2005

	Rate	Volume	Rate/Volume	Total

Securities, taxable	75	236	(58)	253
Securities, nontaxable	10	92	(26)	76
Loans	3,480	3,901	(1,353)	6,028
Fed funds sold and other (incl. FHLB)	237	95	(33)	299
Nonmarketable Equity Securities	16	(5)	(4)	7

Total earning assets	3,818	4,319	(1,473)	6,664

Interest bearing transaction accounts	(2)	58	(14)	42
Regular savings accounts	707	567	(139)	1,135
Time deposits	1,707	1,256	(444)	2,519

Total Deposits	2,412	1,881	(597)	3,696
Junior subordinated debentures	(15)	467	(140)	312
Other borrowings	380	(321)	(98)	(39)

Total other interest bearing liabilities	365	146	(238)	273

Total interest-bearing liabilities	2,777	2,027	(835)	3,969

Net interest income	1,041	2,292	(638)	2,695

FIRST RELIANCE BANCSHARES, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation - continued

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

Three months ended September 30, 2006 and 2005

The provision for loan losses is the charge to operating earnings that we feel is necessary to maintain the allowance for loan losses at an adequate level.  For the three months ended September 30, 2006, the provision for loan losses was $477,205.  For the three months ended September 30, 2005, the provision for loan losses was $450,393.  Based on present information, we believe the allowance for loan losses was adequate at September 30, 2006 to meet presently known and inherent risks in the loan portfolio. The allowance for loan losses was 1.10% of total loans at September 30, 2006 and 2005.  There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral.  We maintain an allowance for loan losses based on, among other things, historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality.  The allowance is based upon a number of assumptions about future events, which management believes to be reasonable, but which may not prove to be accurate.  Thus, there is a risk that charge-offs in future periods could exceed the allowance for loan losses or that substantial additional increases in the allowance for loan losses could be required.  Additions to the allowance for loan losses would result in a decrease in net income and, possibly, in capital.

Nine months ended September 30, 2006 and 2005

The provision for loan losses is the charge to operating earnings that we feel is necessary to maintain the allowance for loan losses at an adequate level.  For the nine months ended September 30, 2006, the provision for loan losses was $1.2 million.  For the nine months ended September 30, 2005, the provision for loan losses was $1.0 million.  Based on present information, we believe the allowance for loan losses was adequate at September 30, 2006 to meet presently known and inherent risks in the loan portfolio. The allowance for loan losses was 1.10% of total loans at September 30, 2006 and 2005.  There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral.  We maintain an allowance for loan losses based on, among other things, historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality.  The allowance is based upon a number of assumptions about future events, which management believes to be reasonable, but which may not prove to be accurate.  Thus, there is a risk that charge-offs in future periods could exceed the allowance for loan losses or that substantial additional increases in the allowance for loan losses could be required.  Additions to the allowance for loan losses would result in a decrease in net income and, possibly, in capital.

Noninterest Income

The following table sets forth information related to our noninterest income.

	Three months ended September 30,		Nine months ended September 30,

	2006	2005	2006	2005

Loan fee income	506,710	$262,308	1,445,891	$571,297
Service fees on deposit accounts	451,211	345,962	1,225,798	1,020,408
Other income	274,975	188,298	752,430	455,641

Total noninterest income	1,232,896	$796,568	3,424,120	$2,047,346

FIRST RELIANCE BANCSHARES, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation - continued

Three months ended September 30, 2006 and 2005

Noninterest income in the three month period ended September 30, 2006 was $1.2 million an increase of 54.8% over noninterest income of $796,568 in the same period of 2005.

Loan fee income consists primarily of fees from mortgage origination fees, mortgage administrative fees, and mortgage yield spread premium from secondary market.  Loan fees were $506,710 and $262,308 for the three months ended September 30, 2006 and 2005, respectively.  The $244,402 increase for the three months ended September 30, 2006 compared to the same period in 2005 related primarily to an increase of $75,613 in mortgage yield spread premium, a $41,941 increase in mortgage origination fees, and a $74,785 in mortgage administrative fees.

Service fees on deposits consist primarily of income from NSF fees and service charges on transaction accounts.  Service fees on deposits were $451,211 and $345,961 for the three months ended September 30, 2006 and 2005, respectively. NSF income was $429,636 and $319,742 for the three months ended September 30, 2006 and 2005, respectively, representing 95.2% of total service fees on deposits in the 2006 period compared to 92.4% of total service fees on deposits in the 2005 period. In addition, service charges on deposit accounts decreased to $21,575 for the three months ended September 30, 2006 compared to $26,169 for the same period ended September 30, 2005.  The lower service charges are a result of the bank introducing a totally free business checking product which offsets the service fees that would have been charged on these accounts.

Other income consisted primarily of fees received on cash value of life insurance and rental income.  Other income was $274,975 and $188,299 for the three months ended September 30, 2006 and 2005, respectively. The $86,676 increase is directly related to the purchase of additional BOLI policies, resulting in additional cash value of life insurance income.

Nine months ended September 30, 2006 and 2005

Noninterest income in the nine month period ended September 30, 2006 was $3.4 million, an increase of 67.2% over noninterest income of $2.0 million in the same period of 2005.

Loan fee income consists primarily of fees from mortgage origination fees, mortgage administrative fees, and mortgage yield spread premium from secondary market.  Loan fees were $1.4 million and $571,297 for the nine months ended September 30, 2006 and 2005, respectively.  The $874,594 increase for the nine months ended September 30, 2006 compared to the same period in 2005 related primarily to an increase of $454,838 in mortgage yield spread premium, and a $176,045 increase in mortgage origination fees. Mortgage application fees were $38,216 and $60,809 for the nine months ended September 30, 2006 and 2005, respectively.

Service fees on deposits consist primarily of income from NSF fees and service charges on transaction accounts.  Service fees on deposits were $1.2 million and $1.0 million for the nine months ended September 30, 2006 and 2005, respectively. NSF income was $1.2 million and $937,803 for the nine months ended September 30, 2006 and 2005, respectively, representing 94.5% of total service fees on deposits in the 2006 period compared to 91.9% of total service fees on deposits in the 2005 period. In addition, service charges on deposit accounts decreased to $66,764 for the nine months ended September 30, 2006 compared to $82,605 for the same period ended September 30, 2005.  The lower service charges are a result of the bank introducing a totally free business checking product which offsets the service fees that would have been charged on these accounts.

Other income consisted primarily of fees received on cash value of life insurance and rental income.  Other income was $752,430 and $455,641 for the nine months ended September 30, 2006 and 2005, respectively. The $296,789 increase is directly related to the purchase of additional BOLI policies, resulting in additional cash value of life insurance income.

FIRST RELIANCE BANCSHARES, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation - continued

Noninterest Expense

Three months ended September 30, 2006 and 2005

Total noninterest expense for the three months ended September 30, 2006 was $4.0 million, an increase of $656,014, or 19.5% over the three months ended September 30, 2005.  The primary reason was the $464,606 increase in salaries and employee benefits over the two periods as we continued to hire employees and expand into the Charleston, South Carolina market.  In addition, occupancy expense increased $21,798, or 8.4%, for the three months ending September 30, 2006 as compared to the three months ending September 30, 2005.  This increase is also primarily a result of additional expenses associated with the growth of the Bank through its expansion into the Charleston and Lexington markets. Other operating expenses increased $179,290 or 17.3% for the three months ended September 30, 2006.  Income tax expense was $413,068 for the three months ended September 30, 2006 compared to $206,326 during the same period in 2005.   The increase related to the higher level of income before taxes.

Nine months ended September 30, 2006 and 2005

Total noninterest expense for the nine months ended September 30, 2006 was $11.9 million, an increase of $2.5 million, or 26.6% over the nine months ended September 30, 2005.  As was the case with the three months ended, the primary reason was the $1.4 million increase in salaries and employee benefits over the two periods as we continued to hire employees and expand into the Charleston, South Carolina market.  In addition, occupancy expense increased $201,315, or 31.3%, for the nine months ending September 30, 2006 as compared to the nine months ending September 30, 2005. Other operating expenses increased 33.53% to $929,428 for the nine months ended September 30, 2006. Income tax expense was $995,414 for the nine months ended September 30, 2006 compared to $537,905 during the same period in 2005.   The increase related to the higher level of income before taxes.

Balance Sheet Review

General

At September 30, 2006, we had total assets of $448.6 million, consisting principally of $356.1 million in net loans, $38.5 million in investments, and $16.0 million in cash and due from banks.  Our liabilities at September 30, 2006 totaled $415.7 million, which consisted principally of $373.3 million in deposits, $22.5 million in FHLB advances, $7.5 million in short-term borrowings, and $10.3 million in junior subordinated debentures.  At September 30, 2006, our shareholders’ equity was $32.9 million.

At December 31, 2005, we had total assets of $403.0 million, consisting principally of $308.1 million in net loans, $39.2 million in investments, $22.4 million in federal funds sold, and $7.3 million in cash and due from banks.  Our liabilities at December 31, 2005 totaled $373.4 million, consisting principally of $334.4 million in deposits, $23.5 million in FHLB advances, $3.9 million of short-term borrowings, and $10.3 million of junior subordinated debentures.  At December 31, 2005, our shareholders’ equity was $29.7 million.

FIRST RELIANCE BANCSHARES, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation - continued

Investments

Contractual maturities and yields on our investments that are available for sale and are held to maturity at September 30, 2006 are shown in the following table.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2006

Investment Securities Maturity Distribution & Yields	Estimated Fair Value	Tax Equivalent Yield

Within One Year
US Gov’t Agencies and Corporations	$—	—%
Municipals	—	—%
Mortgage Back Securities	6	7.69%

TOTAL	$6	7.69%

One to Five Years
US Gov’t Agencies and Corporations	$5,324	5.12%
Municipals	764	5.33%
Mortgage Back Securities	1,016	3.80%

TOTAL	$7,104	4.96%

Five to Ten Years
US Gov’t Agencies and Corporations	$—	—%
Municipals	598	5.26%
Mortgage Back Securities	1,378	3.66%

TOTAL	$1,739	4.21%

Over Ten Years
US Gov’t Agencies and Corporations	$3,871	5.35%
Municipals	13,770	6.48%
Mortgage Back Securities	9,583	4.49%

TOTAL	$27,224	5.62%

The amortized costs and the fair value of our investments at September 30, 2006 and December 31, 2005 are shown in the following table.

	September 30, 2006		December 31, 2005

	Amortized Cost (Book Value)	Estimated Fair Value	Amortized Cost (Book Value)	Estimated Fair Value

Total US Gov’t Agencies & Corporations	9,268	9,195	9,554	9,439
Total Mortgage Back Securities	12,132	11,747	13,790	13,430
Total Municipal Securities	14,814	15,132	13,948	14,253

Total	$36,214	$36,073	$37,292	$37,122

FIRST RELIANCE BANCSHARES, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation - continued

Investments

At September 30, 2006, we had $36.1 million in our investment securities portfolio which represented approximately 8.0% of our total assets.  We held U.S. Government agency securities, municipal securities, and mortgage-backed securities with a fair value of $36.1 million and an amortized cost of $36.2 million for an unrealized loss of $140,798.  We believe, based on industry analyst reports and credit ratings that the deterioration in value is attributed to changes in market interest rates and not in the credit quality of the issuer and therefore, these losses are not considered other-than-temporary.  We have the ability and intent to hold these securities until such time as the value recovers or the securities mature.

At December 31, 2005, the $37.1 million in our investment securities portfolio represented approximately 9.2% of our total assets.  We held U.S. Government agency securities, municipal securities, and mortgage-backed securities with a fair value of $37.1 million and an amortized cost of $37.3 million for an unrealized loss of $170,214.  As a result of the strong growth in our loan portfolio and the historical low fixed rates that were available during the last two and one-half years, we have maintained a lower than normal level of investments.  As rates on investment securities rise and additional capital and deposits are obtained, we anticipate increasing the size of the investment portfolio.

Contractual maturities and yields on our available for sale investments at December 31, 2005 are shown in the following table.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.  At December 31, 2005, we had no securities with a maturity of within one year.

	December 31, 2005

Investment Securities Maturity Distribution & Yields	Estimated Fair Value	Tax Equivalent Yield

One to Five Years
US Gov’t Agencies and Corporations	5,318	5.07%
Municipals	148	6.01%
Mortgage Back Securities	1,238	3.86%

TOTAL	$6,704	4.87%

Five to Ten Years
US Gov’t Agencies and Corporations	149	5.79%
Municipals	1,492	5.42%
Mortgage Back Securities	1,378	3.79%

TOTAL	$3,019	4.69%

Over Ten Years
US Gov’t Agencies and Corporations	3,972	2.81%
Municipals	12,613	6.58%
Mortgage Back Securities	10,814	4.46%

TOTAL	$27,399	5.20%

FIRST RELIANCE BANCSHARES, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation - continued

Loans

Since loans typically provide higher interest yields than other types of interest earning assets, a substantial percentage of our earning assets are invested in our loan portfolio.  For the nine months ended September 30, 2006 and 2005, average loans were $342.6 million and $287.6 million, respectively.  Before the allowance for loan losses, total loans outstanding at September 30, 2006 were $360.1 million.  Average loans for the year ended December 31, 2005 were $294.7 million.  Before the allowance for loan losses, total loans outstanding at December 31, 2005 were $311.5 million.

The following table summarizes the composition of our loan portfolio September 30, 2006 and December 31, 2005.

	September 30, 2006	% of Total	December 31, 2005	% of Total

Mortgage Loans on Real Estate
Residential 1-4 Family	$57,732,616	16.0%	$50,937,658	16.4%
Mulitfamily	8,046,693	2.2%	6,322,957	2.0%
Commercial	132,737,660	36.9%	106,125,103	34.1%
Construction	65,132,698	18.1%	52,267,759	16.8%
Second Mortgages	4,422,870	1.2%	4,885,095	1.6%
Equity Lines of Credit	27,060,129	7.5%	24,570,163	7.9%

Total Mortgage Loans	$295,132,666	81.9%	$245,108,735	78.7%

Commercial and Industrial	47,785,418	13.3%	50,320,434	16.2%
Consumer	12,686,973	3.5%	13,953,632	4.5%
Other, net	4,475,537	1.3%	2,161,584	0.7%
Total Gross Loans	$360,080,594		$311,544,385

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

The following table summarizes the loan maturity distribution by type and related interest rate characteristics at September 30, 2006.

Loan Maturity Schedule and Sensitivity to Changes in Interest Rates

September 30, 2006 (Dollars in thousands)	One Year or Less	Over One Year Through Five Years	Over Five Years	Total

Commercial and industrial	$18,352	$28,827	$606	$47,785
Real estate	102,387	162,921	29,825	295,133

Consumer and other	5,782	11,216	165	17,163

	126,521	202,964	30,596	$360,081

Loans maturing after one year with:
Fixed interest rates				$102,227
Floating interest rates				131,333

				$233,560

FIRST RELIANCE BANCSHARES, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation - continued

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

The following table summarizes the activity related to our allowance for loan losses for the nine months ended September 30, 2006 and 2005:

Risk Elements in the Loan Portfolio	September 30, 2006	December 31, 2005

Loans
Nonaccrual Loans	$1,217,687	$1,793,255
Accruing loans more than 90 days past due	397,836	936,970

Allowance for Loan Losses	September 30, 2006	September 30, 2005

Balance January 1,	$3,419,368	$2,758,225
Provision for Loan Losses during Period	1,167,991	1,016,545
Net Loans (charged-off) recovered for Period	(626,354)	(401,879)

Balance End of Period	$3,961,005	$3,372,891

Gross Loans Outstanding	$360,080,594	$306,521,358

Allowance for Loan Losses to Loans Outstanding	1.10%	1.10%

We do not allocate the allowance for loan losses to specific categories of loans.  Instead, we evaluate the adequacy of the allowance for loan losses on an overall portfolio basis utilizing our credit grading system which we apply to each loan.

The allowance for loan losses was $3.9 million and $3.4 million at September 30, 2006 and September 30, 2005, respectively, or 1.10% of outstanding loans.  During the nine months ended September 30, 2006, we had net charged off loans of $626,354. During the nine months ended September 30, 2005 we had net charge-offs of $401,879.

FIRST RELIANCE BANCSHARES, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation - continued

At September 30, 2006 and December 31, 2005, nonaccrual loans represented 0.34% and 0.58% of net loans, respectively.  At September 30, 2006 and December 31, 2005, we had $1.2 million and $1.8 million of loans, respectively, on nonaccrual status.   Generally, a loan is placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when we believe, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the loan is doubtful.  A payment of interest on a loan that is classified as nonaccrual is recognized as income when received.

Deposits and Other Interest-Bearing Liabilities

Our primary source of funds for loans and investments is our deposits, advances from the FHLB, and short-term repurchase agreements.  Through successful marketing campaigns and branch expansion, we have been able to increase our deposits in our local markets. Sometimes it’s necessary to obtain a portion of our certificates of deposits from areas outside of our market.  The deposits obtained outside of our market area generally have comparable rates compared to rates being offered for certificates of deposits in our local market.  We also utilize out-of-market deposits in certain instances to obtain longer-term deposits than are readily available in our local market.  We anticipate that the amount of out-of-market deposits will continue to decline as our new retail deposit offices become established.  The amount of out-of-market deposits was $50.9 million at September 30, 2006 and $39.2 million at December 31, 2005.

We anticipate being able to either renew or replace these out-of-market deposits when they mature, although we may not be able to replace them with deposits with the same terms or rates.  Our loan-to-deposit ratio was 96.4% and 93.2% at September 30, 2006 and December 31, 2005, respectively.

The following table shows the average balance amounts and the average rates paid on deposits held by us for the nine months ended September 30, 2006 and 2005.

	2006		2005

	Average Amount	Average Rate	Average Amount	Average Rate

	(Dollars in thousands)
Noninterest bearing demand deposits	$44,144	—%	$33,995	—%
Interest bearing demand deposits	26,727	0.72%	18,791	0.73%
Saving accounts	86,693	3.69%	64,902	2.60%
Time deposits	199,928	4.29%	161,050	3.23%

Total deposits	$357,492	3.35%	$278,739	2.52%

The increase in time deposits for the nine months ended September 30, 2006 resulted from an increase in retail time deposits, which was offset by a decrease in wholesale deposits.  A significant portion of the increase in retail time deposits is attributed to successful pricing and marketing promotions.

FIRST RELIANCE BANCSHARES, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation - continued

All of our time deposits are certificates of deposits.  The maturity distribution of our time deposits of $100,000 or more at September 30, 2006 (in thousands) was as follows:

September 30, 2006

Three months or less	$23,400
Over three through twelve months	73,191
Over one year through three years	20,153
Over three years	835

Total	$117,579

Capital Resources

Total shareholders’ equity at September 30, 2006 was $32.9 million.  At December 31, 2005, total shareholders’ equity was $29.7 million.  The increase during the first nine months of 2006 resulted primarily from the $2.3 million of net income earned.

The following table shows the return on average assets (net income divided by average total assets), return on average equity (net income divided by average equity), and equity to assets ratio (average equity divided by average total assets) for the nine months ended September 30, 2006 and the year ended December 31, 2005.  Since our inception, we have not paid cash dividends.

	September 30, 2006	December 31, 2005

Return on average assets	0.71%	0.54%
Return on average equity	9.74%	6.82%
Equity to assets ratio	7.31%	7.96%

Our return on average assets was 0.71% for the nine months ended September 30, 2006, an increase from 0.54% for the year ended December 31, 2005.  In addition, our return on average equity increased to 9.74% from 6.82% for the nine months ended September 30, 2006 and the year ended December 31, 2005, respectively. The decrease in the equity to assets ratio from December 31, 2005 is a function of the $78.6 million increase in average assets compared to the $3.1 million increase in average equity.

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

FIRST RELIANCE BANCSHARES, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation - continued

The Company and the Bank are also required to maintain capital at a minimum level based on quarterly average assets, which is known as the leverage ratio.  Only the strongest banks are allowed to maintain capital at the minimum requirement of 3%.  All others are subject to maintaining ratios 1% to 2% above the minimum.

The following table sets forth the holding company’s and the bank’s various capital ratios at September 30, 2006 and at December 31, 2005.  For all periods, the bank was considered “well capitalized” and the holding company met or exceeded its applicable regulatory capital requirements.

	September 30, 2006		December 31, 2005

	Holding Company	Bank	Holding Company	Bank

Total capital (to risk-weighted assets)	12.13%	11.58%	13.05%	12.68%
Tier 1 capital (to risk-weighted assets)	11.12%	10.57%	12.02%	11.65%
Tier 1 capital (to average assets)	10.30%	9.18%	10.02%	9.80%

Borrowings

The following table outlines our various sources of borrowed funds during the nine months ended September 30, 2006 and the year ended December 31, 2005, the amounts outstanding at the end of each period, at the maximum point for each component during the periods and on average for each period, and the average interest rate that we paid for each borrowing source.  The maximum month-end balance represents the high indebtedness for each component of borrowed funds at any time during each of the periods shown.

FIRST RELIANCE BANCSHARES, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation - continued

	Ending Balance	Period- End Rate	Maximum Month-end Balance	Average for the Period

				Balance	Rate

	(Dollars in thousands)
At or for the Nine Months ended September 30, 2006
Federal Home Loan Bank advances	$22,500	2.43%	$23,500	$20,269	2.70%
Securities sold under agreement to repurchase	7,457	2.26%	8,091	5,367	3.13%
Federal funds purchased	—	—	955	334	3.51%
Junior subordinated debentures	10,310	5.97%	10,310	10,310	5.97%
At or for the Year ended December 31, 2005
Federal Home Loan Bank advances	$23,500	4.21%	$36,000	$31,301	3.16%
Securities sold under agreement to repurchase	3,860	2.37%	4,223	3,600	2.54%
Federal funds purchased	—	—	—	141	3.18%
Junior subordinated debentures	10,310	2.97%	10,310	4,875	6.22%

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

FIRST RELIANCE BANCSHARES, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation - continued

Off-Balance Sheet Risk

Through our operations, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time.  At September 30, 2006, we had issued commitments to extend credit of $73.4 million and standby letters of credit of $3.8 million through various types of commercial lending arrangements.  Approximately $60.3 million of these commitments to extend credit had variable rates.

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at September 30, 2006.

(Dollars in thousands)	Within One Month	After One Through Three Months	After Three Through Twelve Months	Within One Year	Greater Than One Year	Total

Unused commitments to extend credit	$3,869	$2,874	$25,456	$32,199	$41,168	$73,367
Standby letters of credit	162	376	3,054	3,592	243	3,835

Total	$4,031	$3,250	$28,510	$35,791	$41,411	$77,202

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

We were asset sensitive during most of the year ended December 31, 2005 and during the nine months ended September 30, 2006.  As of September 30, 2006, we expect to be asset sensitive for the next three months, then we expect to be liability sensitive for the following nine months because a significant portion of our variable rate loans and a majority of our deposits reprice over a 12-month period.  Approximately 54.0% of our loans were variable rate loans at September 30, 2006.  The ratio of cumulative gap to total earning assets after 12 months was 11.12% because $105.4 million more assets will reprice in a 12 month period than liabilities.   However, our gap analysis is not a precise indicator of our interest sensitivity position.  The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally.  For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but those rates are viewed by us as significantly less interest-sensitive than market-based rates such as those paid on noncore deposits.  Net interest income may be affected by other significant factors in a given interest rate environment, including changes in the volume and mix of interest-earning assets and interest-bearing liabilities.

FIRST RELIANCE BANCSHARES, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation - continued

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

At September 30, 2006, our liquid assets, consisting of cash and due from banks and federal funds sold, amounted to $16.0 million, or 3.6% of total assets.  Our investment securities at September 30, 2006 amounted to $38.5 million, or 8.6% of total assets.  Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner.  However, $6.3 million of these securities are pledged against repurchase agreements, other required deposit accounts, and unused FHLB borrowing lines. At December 31, 2005, our liquid assets amounted to $29.7 million, or 7.4% of total assets.  Our investment securities at December 31, 2005 amounted to $39.2 million, or 9.7% of total assets.  However, $6.2 million of these securities were pledged.

Our ability to maintain and expand our deposit base and borrowing capabilities serves as our primary source of liquidity.  We plan to meet our future cash needs through the liquidation of temporary investments, the generation of deposits, and from additional borrowings.  In addition, we will receive cash upon the maturity and sale of loans and the maturity of investment securities.  During most of 2005 and the first nine months of 2006, as a result of historically low rates that were being earned on short-term liquidity investments, we chose to maintain a lower than normal level of short-term liquidity securities.  In addition, we maintain nine federal funds purchased lines of credit with correspondent banks giving us credit availability totaling $32.5 million. There were no borrowings against the lines at September 30, 2006.  We are also a member of the Federal Home Loan Bank of Atlanta, from which applications for borrowings can be made for leverage purposes.  The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the bank be pledged to secure any advances from the FHLB. The Company has an available line to borrow funds from the Federal Home Loan Bank up to 30% of the Bank’s total assets which provide additional available funds of $130.0 million at September 30, 2006. At September 30, 2006 the bank had $22.5 million outstanding in FHLB advances. We believe that these funds will be sufficient to meet our future liquidity needs.

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

FIRST RELIANCE BANCSHARES, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation - continued

The following table sets forth information regarding our rate sensitivity as of September 30, 2006 for each of the time intervals indicated. The information in the table may not be indicative of our rate sensitivity position at other points in time.  In addition, the maturity distribution indicated in the table may differ from the contractual maturities of the earning assets and interest-bearing liabilities presented due to consideration of prepayment speeds under various interest rate change scenarios in the application of the interest rate sensitivity methods described above.

Interest Sensitivity Analysis

September 30, 2006 (Dollars in thousands)	Within One Month	After One Through Three Months	After Three Through Twelve Months	Within One Year	Greater Than One Year or Non- Sensitive	Total

Assets
Interest-earning assets
Loans	$238,381	$4,717	$14,980	$258,078	$102,003	$360,081
Loans Held for Sale					9,580	9,580
Securities, taxable	187	367	1,600	2,154	18,788	20,942
Securities, nontaxable	—	—	—	—	15,132	15,132
Nonmarketable securities	2,136	—	—	2,136	—	2,136
Federal funds sold	11,061	—	—	11,061		11,061
Investment in trust	—	—	—	—	310	310

Total earning assets	251,765	5,084	16,580	273,429	145,813	419,242

Liabilities
Interest-bearing liabilities
Interest-bearing deposits:
Demand deposits	30,442	—	—	30,442	—	30,442
Savings deposits	82,545	—	—	82,545	—	82,545
Time deposits	5,170	38,369	148,294	191,833	27,554	219,387

Total interest-bearing deposits	118,157	38,369	148,294	304,820	27,554	332,374

Federal Home Loan Bank advances	—	4,500	15,500	20,000	2,500	22,500

Junior sub debentures	—	—	—		10,310	10,310

Repurchase agreements	7,457	—	—	7,457	—	7,457

Total interest-bearing liabilities	125,614	42,869	163,794	332,277	40,364	372,641

Period gap	$126,151	$(37,785)	$(147,214)	$(58,848)	$105,449

Cumulative gap	$126,151	$88,366	$(58,848)	$(58,848)	$46,601

Ratio of cumulative gap to total earning assets	30.09%	21.08%	-14.04%	-14.04%	11.12%

FIRST RELIANCE BANCSHARES, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation - continued

The following table sets forth information regarding our rate sensitivity, as of December 31, 2005, at each of the time intervals.

Interest Sensitivity Analysis

December 31, 2005 (Dollars in thousands)	Within One Month	After One Through Three Months	After Three Through Twelve Months	Within One Year	Greater Than One Year or Non- Sensitive	Total

Assets
Interest-earning assets
Loans	$170,353	$19,855	$20,046	$210,254	$101,290	$311,544
Loans held for sale					7,995	7,995
Securities, taxable	—	—	—	—	22,868	22,868
Securities, nontaxable	—	—			14,253	14,253
Nonmarketable securities	1,746	—	—	1,746	—	1,746
Federal funds sold	22,442			22,442	—	22,442
Investment in trust					310	310

Total earning assets	194,541	19,855	20,046	234,442	146,716	381,158

Liabilities
Interest-bearing liabilities
Interest-bearing deposits:
Demand deposits	29,437	—	—	29,437	—	29,437
Savings deposits	79,663	—	—	79,663	—	79,663
Time deposits	15,599	27,453	91,430	134,482	51,632	186,114

Total interest-bearing deposits	124,699	27,453	91,430	243,582	51,632	295,214

Federal Home Loan Bank advances	—	5,000	2,500	7,500	16,000	23,500

Junior sub debentures	—	—	—		10,310	10,310

Repurchase agreements	3,860	—	—	3,860	—	3,860

Total interest-bearing liabilities	128,559	32,453	93,930	254,942	77,942	332,884

Period gap	$65,982	$(22,598)	$(73,884)	$(20,500)	$68,774

Cumulative gap	$65,982	$53,384	$(20,500)	$(20,500)	$48,274
Ratio of cumulative gap to total earning assets	17.31%	14.01%	-5.38%	-5.38%	12.67%

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

See “Market Risk” and “Liquidity and Interest Rate Sensitivity” in Item 2, Management Discussion and Analysis of Financial Condition and Results of Operations for quantitative and qualitative disclosures about market risk, which information is incorporated herein by reference.

FIRST RELIANCE BANCSHARES, INC.

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

There have been no changes in our internal controls over financial reporting during our third fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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