Form 10-K
period 2006-12-31
FIRST RELIANCE BANCSHARES INC
filed 2007-03-30
CIK 1172102

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________to ________________

Commission File Number 000-49757

FIRST RELIANCE BANCSHARES, INC.
(Exact Name of Registrant as Specified in its Charter)

South Carolina	80-0030931
(State of Incorporation)	(I.R.S. Employer Identification No.)

2170 W. Palmetto Street, Florence, South Carolina	29501
(Address of Principal Executive Offices)	(Zip Code)

(843) 656-5000
(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:
None

Securities Registered Pursuant to Section 12(g) of the Act:
Common Stock, $0.01 Par Value

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐	No ☒

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

Yes ☐	No ☒

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

          The aggregate market value of the registrant’s outstanding common stock held by nonaffiliates of the registrant as of June 30, 2006, was approximately $48.7 million, based on the registrant’s closing sales price of $16.68 as reported on the Over-the Counter Bulletin Board on June 30, 2006.  There were 3,435,628 shares of the registrant’s common stock outstanding as of March 1, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated

Annual Report to Shareholders for the Year Ended December 31, 2006	Part II
Proxy Statement for the Annual Meeting of Shareholders to be held June 21, 2007	Part III

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

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

General

          The Company was incorporated under the laws of the State of South Carolina on April 12, 2001 to be the holding company for First Reliance Bank (the “Bank”), and acquired all of the shares of the Bank on April 1, 2002 in a statutory share exchange.  The Bank, a South Carolina banking corporation, is the Company’s only subsidiary, and the Company conducts no business other than through its ownership of the Bank.  The Company has no indirect subsidiaries or special purpose entities.  The Bank commenced operations in August 1999 and currently operates out of its main office and 4 branch offices.  The Bank serves the Florence, Lexington, and Charleston, South Carolina areas as an independent, community-oriented commercial bank emphasizing high-quality, responsive and personalized service.  The Bank provides a broad range of consumer and commercial banking services, concentrating on individuals and small and medium-sized businesses desiring a high level of personalized services.

Marketing Focus

          The Bank advertises aggressively, using popular forms of media and direct mail, to target market segments and emphasizes the Bank’s substantial local ownership, community bank nature, locally oriented operations and ability to provide prompt, knowledgeable and personalized service.

Location and Service Area

          The executive or main office facilities of the Company and the Bank are located at 2170 W. Palmetto Street, Florence, South Carolina 29501.  The Bank also has branches located at 411 Second Loop Road, Florence, South Carolina, 709 North Lake Drive, Lexington, South Carolina, 800 South Shelmore Blvd., Mount Pleasant, South Carolina and 51 Cumberland Street, Suite 101, Charleston, South Carolina.  The Bank’s primary market areas are the Cities of Florence, Lexington, and Charleston and the surrounding areas of Florence, Lexington, and Charleston Counties, South Carolina.

          According to the South Carolina Department of Commerce, in 2000, Florence County had an estimated population of 125,761.  Florence County, which covers approximately 805 square miles, is located in the eastern portion of South Carolina and is bordered by Darlington, Marlboro, Dillon, Williamsburg, Marion, Clarendon, Sumter and Lee Counties.  Florence County has a number of large employers, including, Wellman, Inc., Honda, Nan Ya Plastics, ESAB, McLeod Regional Medical Center, and Carolinas Medical Center, DuPont Teijin Films, Roche, Stone Container, S&W Manufacturing, GE Healthcare, and Nucor Steel.  The principal components of the economy of Florence County are the wholesale and retail trade sector, the manufacturing sector, the services sector and the financial, insurance and real estate sector.

          First Reliance Bank opened a branch office at 709 North Lake Drive, Lexington, South Carolina in 2004.  Lexington County had an estimated population in 2003 of 226,528.  The primary market area is the City of Lexington and the surrounding areas of Lexington County, South Carolina.  Lexington County is centrally located in the Midlands of South Carolina just outside the capital city in Columbia and is bordered by Richland, Newberry, Saluda, Aiken, Orangeburg and Calhoun Counties.  Lexington County has a number of large employers, including, Westinghouse Electric Corporation, Michelin North America, Lexington Medical Center, Lexington County School District, and Southeastern Freight, Lexington County is a major transportation crossroads for the Midlands with I-26, I-77 and I-20 bordering or running through the county.  The Columbia Metropolitan Airport is located in Lexington County, just 10 miles from the town of Lexington, and is the Southeastern hub for United Parcel Service.  The principal components of the economy of Lexington County are the wholesale and retail trade sector, the manufacturing sector, the government sector, the services sector and the financial, insurance and real estate sector.

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

          The Bank seeks to promote continuous long-term relationships.  Because management of the Bank is located in Florence, Lexington, and Charleston South Carolina, all credit and related decisions are made locally, which facilitates prompt responses by persons familiar with the borrower’s local business environment.

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

          Loan Products.  The Bank offers a full range of commercial and consumer loans, as well as real estate, construction and acquisition loans.  Commercial loans are extended primarily to small and middle market customers.  Such loans include both secured and unsecured loans for working capital needs (including loans secured by inventory and accounts receivable), business expansion (including acquisition of real estate and improvements), asset acquisition and agricultural purposes. Commercial term loans generally will not exceed a five-year maturity and may be based on a ten or fifteen-year amortization.  The extensions of term loans are based upon (1) the ability and stability of current management; (2) earnings and  trends in cash flow; (3) earnings projections based on reasonable assumptions; (4) the financial strength of the industry and the business itself; and (5) the value and marketability of the collateral.  In considering loans for accounts receivable and inventory, the Bank generally uses a declining scale for advances based on an aging of the accounts receivable or the quality and utility of the inventory.  With respect to loans for the acquisition of equipment and other assets, the terms depend on the economic life of the respective assets.

          As of December 31, 2006, the classification of the commercial loans of the Bank and the respective percentage of the Bank’s total loan portfolio of each are as follows:

Description	Total Outstanding as of December 31, 2006	Percentage of Total Loan Portfolio

Loans to finance agricultural production and other farm loans	$—	—%
Commercial and industrial loans	$51,710	14%

          Commercial loans involve significant risk because there is generally a small market available for an asset held as collateral that needs to be liquidated.  Commercial loans for working capital needs are typically difficult to monitor.

          As of December 31, 2006, the classification of the consumer loans of the Bank and the respective percentage of the Bank’s total loan portfolio of each are as follows:

Description	Total Outstanding as of December 31, 2006	Percentage of Total Loan Portfolio

Individuals (household, personal, single pay, installment and other)	$11,129	3%
Individuals (household, family, personal credit cards and overdraft protection)	$1,599	1%
All other consumer loans	$7,014	2%

          The risks associated with consumer lending are largely related to economic conditions and increase during economic downturns.  Other major risk factors relating to consumer loans include high debt to income ratios and poor loan-to-value ratios.  All of the consumer loans set forth above require a debt service income ratio of no greater than 36% based on gross income.

          The Bank’s lending activities are subject to a variety of lending limits imposed by federal law.  Under South Carolina law, loans by the Bank to a single customer may not exceed 10% of the Bank’s unimpaired capital, except that by two-thirds vote of the directors of the Bank such limit may be increased to 15% of the Bank’s unimpaired capital.  The Bank’s Board of Directors has approved that increase in its lending limit.  Based on the Bank’s unimpaired capital as of December 31, 2006, the Bank’s lending limit to a single customer is approximately $6.97 million.  Even with the increase, the size of the loans that the Bank is able to offer to potential customers is less than the size of the loans that the Bank’s competitors with larger lending limits are able to offer.  This limit affects the ability of the Bank to seek relationships with the area’s larger businesses.  However, the Bank may request other banks to participate in loans to customers when requested loan amounts exceed the Bank’s legal lending limit.

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

          As of December 31, 2006, the classification of the mortgage loans of the Bank and the respective percentage of the Bank’s total loan portfolio of each are as follows:

Description	Total Amount as of December 31, 2006	Percentage of Total Loan Portfolio

Secured by non-farm, non-residential properties	$123,689	34%
Construction and land development	$64,118	18%
Farmland (including farm residential and other improvements)	$3,525	1%
Revolving, open end loans secured by 1-4 family extended under line of credit	$27,853	8%
All other loans secured by 1-4 family residential (1st lien)	$57,477	16%
All other loans secured by 1-4 family residential (junior lien)	$4,513	1%
Secured by multi-family (5 or more) residential properties – condos and apartments	$7,827	2%

          Of the loan types listed above, commercial real estate loans are generally more risky because they are the most difficult to liquidate.  Construction loans also involve risks due to weather delays and cost overruns.

          The Bank generates additional fee income by selling most of its mortgage loans in the secondary market and cross-selling its other products and services to its mortgage customers.  In 2006, the Bank sold mortgage loans in a total amount of approximately $136,914,999 or 37.50% of the total number of mortgage loans originated by the Bank.

          All FHA, VA and State Housing loans sold by the Bank involve the right to recourse. The FHA and VA loans are subject to recourse if the loan shows 60 days or more past due in the first 4 months or goes in to foreclosure within the first 12 months.  The State Housing loans are subject to recourse if the loan becomes delinquent prior to purchase by State Housing or if final documentation is not delivered within 90 days of purchase.   All investors have a right to require the Bank to repurchase a loan in the event the loan involved fraud.  In 2006, of the 935 loans sold by the Bank, 10 were FHA or VA loans and 29 were State Housing loans.  Such loans represented 7.4% of the dollar volume or 4.17% of the total number of loans sold by the Bank in 2006.

          In addition, an increase in interest rates may decrease the demand for consumer and commercial credit, including real estate loans.  Net fees from residential mortgage originations were $1.6 million, or 4.39%, of our gross revenue in 2006.  We expect to originate more real estate loans in 2007 with the addition of more mortgage originators.  Accordingly, a period of rising interest rates could negatively affect our residential mortgage origination business.

          Other Banking Services.  First Reliance Bank focuses heavily on personal customer service and offers a full range of financial services.  Personal products include checking and savings accounts, money market accounts, CDs and IRAs, and personal mortgage loans, while business products include checking and savings accounts, commercial lending services, money market accounts, and business deposit courier service.  In September 2004, the Company began offering Wholesale Mortgage Services and Title Insurance Services.  In December 2004, the Company began offering business customers a courier service. The Company also provides Internet banking, electronic bill paying services, free ATMs, and an overdraft privilege to its customers.  The Company’s stock is traded on the OTC Bulletin Board under the symbol “FSRL”.  Information about the Company is available on our website at http://firstreliance.com.

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

          First Reliance’s strong balance sheet growth led it to be recognized as one of South Carolina’s Top 25 Fastest Growing Companies™ by Elliott Davis, LLC, in association with the SC Chamber of Commerce.  The most recent award is the fourth time First Reliance has received this distinction, and it is the only SC bank to receive this honor this many times.  Over the past year, (from December 31, 2005 to December 31, 2006), total assets increased 13%, net loans (excluding loans held for sale) grew 12% and deposits were up 12%.

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

Competition

          The Bank faces strong competition for deposits, loans and other financial services from numerous other banks, thrifts, credit unions, other financial institutions and other entities that provide financial services, some of which are not subject to the same degree of regulation as the Bank.  Because South Carolina law permits statewide branching by banks and savings and loan associations, many financial institutions in the state have branch networks.  In addition, subject to certain conditions, South Carolina law permits interstate banking.  Reflecting this opportunity provided by law plus the growth prospects of the Charleston, Florence and Lexington markets, all of the five largest (in terms of local deposits) commercial banks in our market are branches of or affiliated with regional or super-regional banks.

          As of June 30, 2006, 28 banks and five savings institutions operated 224 offices within Charleston, Florence and Lexington Counties.  All of these institutions aggressively compete for business in the Bank’s market area.  Most of these competitors have been in business for many years, have established customer bases, are substantially larger than the Bank, have substantially higher lending limits than the Bank has and are able to offer certain services, including trust and international banking services, that the Bank is able to offer only through correspondents, if at all.

          The Bank currently conducts business principally through its five branches in Charleston, Florence and Lexington Counties, South Carolina.  Based upon data available on the FDIC website as of June 30, 2006, the Bank’s total deposits ranked 8th among financial institutions in our market area, representing approximately 4.6% of the total deposits in our market area.  The table below shows our deposit market share in the counties we serve according to data from the FDIC website as of June 30, 2006.

Market	Number of Branches	Our Market Deposits	Total Market Deposits	Ranking	Market Share Percentage (%)

	(Dollar amounts in millions)
South Carolina
Charleston County	2	$67	$6,472	13	1.0%
Florence County	2	223	1,963	3	11.3
Lexington County	1	65	2,345	8	3.0

First Reliance Bank	5	$355	$10,781	8	3.3%

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

Employees

          On December 31, 2006, the Bank had 129 full-time employees and 16 part-time employee.  The executive officers of the Company are the only officers of the Company, but they receive no compensation from the Company.  The Company has no employees.

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

          Additionally, the Bank Holding Company Act provides that the Federal Reserve may not approve any of these transactions if it would result in or tend to create a monopoly, substantially lessen competition or otherwise function as a restraint of trade, unless the anti-competitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served.  The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned.  The Federal Reserve’s consideration of financial resources generally focuses on capital adequacy, which is discussed below.

          Under the Bank Holding Company Act, if adequately capitalized and adequately managed, the Company or any other bank holding company located in South Carolina may purchase a bank located outside of South Carolina.  Conversely, an adequately capitalized and adequately managed bank holding company located outside of South Carolina may purchase a bank located inside South Carolina.  In each case, however, restrictions may be placed on the acquisition of a bank that has only been in existence for a limited amount of time or will result in specified concentrations of deposits.  For example, South Carolina law prohibits a bank holding company from acquiring control of a financial institution until the target financial institution has been incorporated for five years.  As a result, no bank holding company may acquire control of the Company until after the fifth anniversary date of the Bank’s incorporation.  Because the Bank has not been incorporated for more than five years, this restriction would not limit our ability to sell.

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

          In addition to the permissible bank holding company activities listed above, the Financial Services Modernization Act of 1999, or the Gramm-Leach-Bliley Act, revised and expanded the provisions of the Bank Holding Company Act by permitting a bank holding company to qualify and elect to become a financial holding company.  Under the regulations implementing the Gramm-Leach-Bliley Act, a financial holding company may engage in additional activities that are financial in nature or incidental or complementary to financial activity.  The following activities are considered financial in nature:

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

          On December 18, 2006, the SEC and the Federal Reserve issued joint proposed rules, which would implement the “broker” exception for banks under Section 3(a)(4) of the Exchange Act of 1934 and would be adopted as part of the Gramm-Leach-Bliley Act.  The proposed rules would implement the statutory exceptions that allow a bank, subject to certain conditions, to continue to conduct securities transactions for the Bank’s customers as part of its trust and fiduciary, custodial and deposit “sweep” functions, and to refer customers to a securities broker-dealer pursuant to a networking arrangement with the broker-dealer.

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

          FDIC Insurance Assessments.  The FDIC has adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities.  The system assesses higher rates on those institutions that pose greater risks to the Deposit Insurance Fund.  The FDIC places each institution in one of four risk categories using a two-step process based first on capital ratios (the capital group assignment) and then on other relevant information (the supervisory group assignment).  Within the lower risk category, Risk Category I, rates will vary based on each institution’s CAMELS component ratings, certain financial ratios, and long-term debt issuer ratings.

          Capital group assignments are made quarterly and an institution is assigned to one of three capital categories: (1) well capitalized; (2) adequately capitalized; and (3) undercapitalized.  These three categories are substantially similar to the prompt corrective action categories described above, with the “undercapitalized” category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes.  The FDIC also assigns an institution to one of three supervisory subgroups based on a supervisory evaluation that the institution’s primary federal regulator provides to the FDIC and information that the FDIC determines to be relevant to the institution’s financial condition and the risk posed to the deposit insurance funds.  Assessments range from 5 to 43 cents per $100 of deposits, depending on the institution’s capital group and supervisory subgroup.  Institutions that are well capitalized will be charged a rate between 5 and 7 cents per $100 of deposits.

          In addition, the FDIC imposes assessments to help pay off the $780 million in annual interest payments on the $8 billion Financing Corporation bonds issued in the late 1980s as part of the government rescue of the thrift industry.  This assessment rate is adjusted quarterly and is set at 1.22 cents per $100 of deposits for the first quarter of 2007.

          The FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.

          Community Reinvestment Act.   The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their respective jurisdictions, the federal bank regulators shall evaluate the record of each financial institution in meeting the credit needs of its local community, including low and moderate-income neighborhoods.  These facts are also considered in evaluating mergers, acquisitions and applications to open a branch or facility.  Failure to adequately meet these criteria could impose additional requirements and limitations on the Bank.  Since our aggregate assets are not more than $250 million, under the Gramm-Leach-Bliley Act, we are generally subject to a Community Reinvestment Act examination only once every 60 months if we receive an “outstanding” rating, once every 48 months if we receive a “satisfactory” rating and as needed if our rating is “less than satisfactory.”  Additionally, the Bank must publicly disclose the terms of various Community Reinvestment Act-related agreements.

          Allowance for Loan Lease Losses.  The Allowance for Loan and Lease Losses (the “ALLL”) represents one of the most significant estimates in the Bank’s financial statements and regulatory reports.  Because of its significance, the Bank has developed a system by which it develops, maintains and documents a comprehensive, systematic and consistently applied process for determining the amounts of the ALLL and the provision for loan and lease losses.  The Interagency Policy Statement on the Allowance for Loan and Lease Losses, issued on December 13, 2006, encourages all banks to ensure controls are in place to consistently determine the ALLL in accordance with GAAP, the bank’s stated policies and procedures, management’s best judgment and relevant supervisory guidance.  Consistent with supervisory guidance, the Bank maintains a prudent and conservative, but not excessive, ALLL, that is at a level that is appropriate to cover estimated credit losses on individually evaluated loans determined to be impaired as well as estimated credit losses inherent in the remainder of the loan and lease portfolio.  The Bank’s estimate of credit losses reflects consideration of all significant factors that affect the collectibility of the portfolio as of the evaluation date.

          Commercial Real Estate Lending.  The Bank’s lending operations may be subject to enhanced scrutiny by federal banking regulators based on its concentration of commercial real estate loans.  On December 6, 2006, the federal banking regulators issued final guidance to remind financial institutions of the risk posed by commercial real estate (“CRE”) lending concentrations.  CRE loans generally include land development, construction loans and loans secured by multifamily property, and nonfarm, nonresidential real property where the primary source of repayment is derived from rental income associated with the property.  The guidance prescribes the following guidelines for its examiners to help identify institutions that are potentially exposed to significant CRE risk and may warrant greater supervisory scrutiny:

•	total reported loans for construction, land development and other land represent 100% or more of the institutions total capital, or

•

total commercial real estate loans represent 300% or more of the institution’s total capital, and the outstanding balance of the institution’s commercial real estate loan portfolio has increased by 50% or more during the prior 36 months.

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

•

Soldiers’ and Sailors’ Civil Relief Act of 1940, as amended by the Servicemembers’ Civil Relief Act, governing the repayment terms of, and property rights underlying, secured obligations of persons currently on active duty with the United States military;

•

Talent Amendment in the 2007 Defense Authorization Act, establishing a 36% annual percentage rate ceiling, which includes a variety of charges including late fees, for consumer loans to military service members and their depends; and

•	rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

The Bank’s deposit operations are also subject to federal laws applicable to deposit transactions, such as the:

•	Truth-in-Savings Act, requiring certain disclosures for consumer deposit accounts;

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

Capital Adequacy

          The Company and the Bank are required to comply with the capital adequacy standards established by the Federal Reserve, in the case of the Company, and the FDIC, in the case of the Bank.  The Federal Reserve has established a risk-based and a leverage measure of capital adequacy for bank holding companies.  Since the Company’s consolidated total assets are less than $500 million, under the Federal Reserve’s capital guidelines, our capital adequacy is measured on a bank-only basis, as opposed to a consolidated basis.  The Bank is also subject to risk-based and leverage capital requirements adopted by the FDIC, which are substantially similar to those adopted by the Federal Reserve for bank holding companies.

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

          The minimum guideline for the ratio of total capital to risk-weighted assets is 8%.  Total capital consists of two components, Tier 1 Capital and Tier 2 Capital.  Tier 1 Capital generally consists of common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and other specified intangible assets.  Tier 1 Capital must equal at least 4% of risk-weighted assets.  Tier 2 Capital generally consists of subordinated debt, other preferred stock, and a limited amount of loan loss reserves.  The total amount of Tier 2 Capital is limited to 100% of Tier 1 Capital.  At December 31, 2006, our ratio of total capital to risk-weighted assets was 12.45% and our ratio of Tier 1 Capital to risk-weighted assets was 11.42%.

          In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies.  These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve’s risk-based capital measure for market risk.  All other bank holding companies generally are required to maintain a leverage ratio of at least 4%.  At December 31, 2006, our leverage ratio was 9.90%.  The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without reliance on intangible assets.  The Federal Reserve considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities.

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

Federal Deposit Insurance Reform

          On February 8, 2006, President Bush signed the Federal Deposit Insurance Reform Act of 2005 (the “FDIRA”).

          Among other things, FDIRA changes the Federal deposit insurance system by:

•	raising the coverage level for qualifying retirement accounts to $250,000, subject to future indexing;

•

authorizing the FDIC and the National Credit Union Administration to index deposit insurance coverage for inflation for standard accounts and qualifying retirement accounts every five years beginning April 1, 2007;

•	prohibiting undercapitalized financial institutions from accepting employee benefit plan deposits;

•	merging the Bank Insurance Fund and Savings Association Insurance Fund into a new Deposit Insurance Fund; and

•	providing credits to financial institutions that capitalized the FDIC prior to 1996 to offset future assessment premiums.

          FDIRA also authorizes the FDIC to revise the current risk-based assessment system, subject to notice and comment and caps the amount of the Deposit Insurance Fund at 1.50% of domestic deposits.  The FDIC must issue cash dividends, awarded on a historical basis, for the amount of the Deposit Insurance Fund over the 1.50% ratio.  Additionally, if the Deposit Insurance Fund exceeds 1.35% of domestic deposits at year-end, the FDIC must issue cash dividends, awarded on a historical basis, for half of the amount of the excess.

Financial Services Regulatory Relief Act

          President Bush signed the Financial Services Regulatory Relief Act of 2006 (“Regulatory Relief Act”) into law on October 13, 2006.  The Regulatory Relief Act repeals certain reporting requirements regarding loans to bank executive officers and principal shareholders.  These changes have eliminated the statutory requirements for (1) the report to the Board of Directors when an executive officer becomes indebted to another institution in an aggregate amount that is greater than the officer would receive from his or her own institution; (2) the report filed by the institution that listed all credits made to executive officers since the previous report of condition; and (3) the report to the Board of Directors that is required when an executive officer or a principal shareholder become indebted to a correspondence bank.

          The Regulatory Relief Act increased the size of a bank eligible for 18-month (rather than annual) examinations from $250 million to $500 million.  The Regulatory Relief Act amends the privacy rules of Gramm-Leach-Bliley to clarify that CPA’s are not required to notify their customers of privacy and disclosure policies as long as they are subject to state law restraints on disclosure of non-public personal information without customer approval.  Finally, the Regulatory Relief Act requires that the federal banking regulators develop model privacy notice forms, and banks adopting the model forms will be afforded a regulatory safe harbor under the disclosure requirements of Gramm-Leach-Bliley.

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

Effect of Governmental Monetary Policies

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

ITEM 1A.  RISK FACTORS

          An investment in our common stock involves risks.  If any of the following risks or other risks, which have not been identified or which we may believe are immaterial or unlikely, actually occur, our business, financial condition and results of operations could be harmed.  In such a case, the trading price of our common stock could decline, and you may lose all or part of your investment.  The risks discussed below also include forward-looking statements, and our actual results may differ substantially from those discussed in these forward-looking statements.

Our business strategy includes the continuation of significant growth plans, and our financial condition and results of operations could be negatively affected if we fail to grow or fail to manage our growth effectively.

          We intend to continue pursuing a significant growth strategy for our business.  Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in significant growth stages of development.  We cannot assure you we will be able to expand our market presence in our existing markets or successfully enter new markets or that any such expansion will not adversely affect our results of operations.  Failure to manage our growth effectively could have a material adverse effect on our business, future prospects, financial condition or results of operations, and could adversely affect our ability to successfully implement our business strategy.  Also, if our growth occurs more slowly than anticipated or declines, our operating results could be materially adversely affected.

          Our ability to successfully grow will depend on a variety of factors including the continued availability of desirable business opportunities, the competitive responses from other financial institutions in our market areas and our ability to manage our growth.  While we believe we have the management resources and internal systems in place to successfully manage our future growth, there can be no assurance growth opportunities will be available or growth will be successfully managed.

Changes in the interest rate environment could reduce our profitability.

          Our profitability depends substantially upon our net interest income.  Net interest income is the difference between the interest earned on assets, such as loans and investment securities, and the interest paid for liabilities, such as savings and time deposits.  Market interest rates for loans, investments and deposits are highly sensitive to many factors beyond our control.  Recently, interest rate spreads have generally narrowed due to changing market conditions, policies of various government and regulatory authorities and competitive pricing pressures, and we cannot predict whether these rate spreads will narrow even further.  This narrowing of interest rate spreads could adversely affect our earnings and financial condition.  In addition, we cannot predict whether interest rates will continue to remain at present levels.  Changes in interest rates may cause significant changes, up or down, in our net interest income.  Depending on our portfolio of loans and investments, our results of operations may be adversely affected by changes in interest rates.  In addition, any significant increase in prevailing interest rates could adversely affect our mortgage banking business because higher interest rates could cause customers to request fewer refinancings and purchase money mortgage originations.

          We could suffer loan losses from a decline in credit quality.

          We could sustain losses if borrowers, guarantors and related parties fail to perform in accordance with the terms of their loans.  We have adopted underwriting and credit monitoring procedures and credit policies, including the establishment and review of the allowance for credit losses, that we believe are appropriate to minimize this risk by assessing the likelihood of nonperformance, tracking loan performance and diversifying our credit portfolio.  These policies and procedures, however, may not prevent unexpected losses that could materially adversely affect our results of operations.

We are subject to the local economies in Charleston, Florence and Lexington Counties, South Carolina..

          Our success depends upon the growth in population, income levels, deposits and housing starts in our primary market areas. If the communities in which First Reliance Bank operate do not grow, or if prevailing economic conditions locally or nationally are unfavorable, our business may not succeed.  Unpredictable economic conditions may have an adverse effect on the quality of our loan portfolio and our financial performance.  Economic recession over a prolonged period or other economic problems in our market areas could have a material adverse impact on the quality of the loan portfolio and the demand for our products and services.  Future adverse changes in the economies in our market areas may have a material adverse effect on our financial condition, results of operations or cash flows.  Further, the banking industry in South Carolina is affected by general economic conditions such as inflation, recession, unemployment and other factors beyond our control.  As a community bank, we are less able to spread the risk of unfavorable local economic conditions than larger or more regional banks.  Moreover, we cannot give any assurance that we will benefit from any market growth or favorable economic conditions in our primary market areas if they do occur.

Our continued pace of growth may require us to raise additional capital in the future, but that capital may not be available when it is needed.

          We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations.  We anticipate our capital resources following this offering will satisfy our capital requirements for the foreseeable future.  We may at some point, however, need to raise additional capital to support our continued growth.

          Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside our control, and on our financial performance.  Accordingly, we cannot assure you of our ability to raise additional capital if needed on terms acceptable to us.  If we cannot raise additional capital when needed, our ability to further expand our operations through internal growth and acquisitions could be materially impaired.

          We face strong competition from larger, more established competitors.

          The banking business is highly competitive, and we experience strong competition from many other financial institutions.  We compete with commercial banks, credit unions, savings and loan associations, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market funds and other financial institutions, which operate in our primary market areas and elsewhere.

          We compete with these institutions both in attracting deposits and in making loans.  In addition, we have to attract our customer base from other existing financial institutions and from new residents.  Many of our competitors are well-established and much larger financial institutions.  While we believe we can and do successfully compete with these other financial institutions in our markets, we may face a competitive disadvantage as a result of our smaller size and lack of geographic diversification.

          Although we compete by concentrating our marketing efforts in our primary market area with local advertisements, personal contacts and greater flexibility in working with local customers, we can give no assurance that this strategy will be successful.

If the value of real estate in our core market were to decline materially, a significant portion of our loan portfolio could become under-collateralized, which could have a material adverse effect on us.

          With most of our loans concentrated  in Florence, Lexington, and Charleston South Carolina, a decline in local economic conditions could adversely affect the values of our real estate collateral.  Consequently, a decline in local economic conditions may have a greater effect on our earnings and capital than on the earnings and capital of larger financial institutions whose real estate loan portfolios are geographically diverse.

          In addition to considering the financial strength and cash flow characteristics of borrowers, we often secure loans with real estate collateral.  At December 31, 2006, approximately 79.88% of our loans had real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected.

          We face risks with respect to future expansion and acquisitions or mergers.

          We continually seek to acquire other financial institutions or parts of those institutions and may continue to engage in de novo branch expansion in the future.  Acquisitions and mergers involve a number of risks, including:

•	the time and costs associated with identifying and evaluating potential acquisitions and merger partners may negatively affect our business;

•	the estimates and judgments used to evaluate credit, operations, management and market risks with respect to the target institution may not be accurate;

•

the time and costs of evaluating new markets, hiring experienced local management and opening new offices and the time lags between these activities and the generation of sufficient assets and deposits to support the costs of the expansion may negatively affect our business;

•	we may not be able to finance an acquisition without diluting our existing shareholders;

•	the diversion of our management’s attention to the negotiation of a transaction may detract from their business productivity;

•	we may enter into new markets where we lack experience;

•	we may introduce new products and services into our business with which we have no prior experience; and

•	we may incur an impairment of goodwill associated with an acquisition and experience adverse short-term effects on our results of operations.

          In addition, no assurance can be given that we will be able to integrate our operations after an acquisition without encountering difficulties including, without limitation, the loss of key employees and customers, the disruption of our respective ongoing businesses or possible inconsistencies in standards, controls, procedures and policies.  Successful integration of our operations with another entity’s will depend primarily on our ability to consolidate operations, systems and procedures and to eliminate redundancies and costs.  If we have difficulties with the integration, we might not achieve the economic benefits we expect to result from any particular acquisition or merger.  In addition, we may experience greater than expected costs or difficulties relating to such integration.

Hurricanes or other adverse weather events could negatively affect our local economies or disrupt our operations, which could have an adverse effect on our business or results of operations.

          The economy of South Carolina’s coastal region is affected, from time to time, by adverse weather events, particularly hurricanes.  Our Charleston County market area consists primarily of coastal communities, and we cannot predict whether, or to what extent, damage caused by future hurricanes will affect our operations, our customers or the economies in our banking markets.  However, weather events could cause a decline in loan originations, destruction or decline in the value of properties securing our loans, or an increase in the risks of delinquencies, foreclosures and loan losses.  Even if a hurricane does not cause any physical damage in our market area, a turbulent hurricane season could significantly affect the market value of all coastal property.

          Our recent results may not be indicative of our future results.

          We may not be able to sustain our historical rate of growth or may not even be able to grow our business at all.  In addition, our recent and rapid growth may distort some of our historical financial ratios and statistics. In the future, we may not have the benefit of several recently favorable factors, such as a generally predictable interest rate environment, a strong residential mortgage market or the ability to find suitable expansion opportunities.  Various factors, such as economic conditions, regulatory and legislative considerations and competition, may also impede or prohibit our ability to expand our market presence.  If we experience a significant decrease in our historical rate of growth, our results of operations and financial condition may be adversely affected due to a high percentage of our operating costs being fixed expenses.

Lack of seasoning of our loan portfolio may increase the risk of credit defaults in the future.

          Due to the rapid growth of the Bank over the past several years, a large portion of the loans in our loan portfolio and our lending relationships are of relatively recent origin.  In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process we refer to as “seasoning.”  As a result, a portfolio of older loans will usually behave more predictably than a newer loan portfolio.  Because of the growth of our loan portfolio over the last two years, a significant portion of our loan portfolio is relatively new, and the current level of delinquencies and defaults may not be representative of the level that will prevail when the portfolio becomes more seasoned.  If delinquencies and defaults increase, we may be required to increase our provision for loan losses, which would adversely affect our results of operations and financial condition.

Our corporate culture has contributed to our success, and if we cannot maintain this culture as we grow, we could lose the teamwork and increased productivity fostered by our culture, which could harm our business.

          We believe that a critical contributor to our success has been our corporate culture, which we believe fosters teamwork and increased productivity.  As our organization grows and we are required to implement more complex organization management structures, we may find it increasingly difficult to maintain the beneficial aspects of our corporate culture.  This could negatively impact our future success.

          As a community bank, we have different lending risks than larger banks.

          We provide services to our local communities.  Our ability to diversify our economic risks is limited by our own local markets and economies.  We lend primarily to individuals and to small to medium-sized businesses, which may expose us to greater lending risks than those of banks lending to larger, better-capitalized businesses with longer operating histories.

          We manage our credit exposure through careful monitoring of loan applicants and loan concentrations in particular industries, and through loan approval and review procedures.  We have established an evaluation process designed to determine the adequacy of our allowance for loan losses.  While this evaluation process uses historical and other objective information, the classification of loans and the establishment of loan losses is an estimate based on experience, judgment and expectations regarding our borrowers, the economies in which we and our borrowers operate, as well as the judgment of our regulators.  We cannot assure you that our loan loss reserves will be sufficient to absorb future loan losses or prevent a material adverse effect on our business, profitability or financial condition.

We are subject to extensive regulation that could limit or restrict our activities and impose financial requirements or limitations on the conduct of our business.

          As a bank holding company, we are primarily regulated by the Federal Reserve. Our subsidiary is primarily regulated by the State Board and the FDIC.  Our compliance with Federal Reserve, State Board and FDIC regulations is costly and may limit our growth and restrict certain of our activities, including payment of dividends, mergers and acquisitions, investments, loans and interest rates charged, interest rates paid on deposits and locations of offices. We are also subject to capital requirements of our regulators.

          The laws and regulations applicable to the banking industry could change at any time, and we cannot predict the effects of these changes on our business and profitability.  Because government regulation greatly affects the business and financial results of all commercial banks and bank holding companies, our cost of compliance could adversely affect our ability to operate profitably.

          The Sarbanes-Oxley Act of 2002 and the related rules and regulations promulgated by the Securities and Exchange Commission, have increased the scope, complexity and cost of corporate governance, reporting and disclosure practices.  As a result, we may experience greater compliance costs.

          Changes in monetary policies may have an adverse effect on our business.

          Our results of operations are affected by credit policies of monetary authorities, particularly the Federal Reserve.  Actions by monetary and fiscal authorities, including the Federal Reserve, could have an adverse effect on our deposit levels, loan demand or business and earnings.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.  DESCRIPTION OF PROPERTIES

          The executive and main offices of the Company and the Bank are located at 2170 W. Palmetto Street in Florence, South Carolina.  The facility at that location is owned by the Bank.  The Bank also owns an adjacent lot that is used as a parking lot.  The headquarters building is a two-story building having approximately 12,000 square feet.  The building has six inside teller stations, two teller stations servicing four drive-through lanes and a night depository and automated teller machine drive-through lane that is accessible after the Bank’s normal business hours.

          On April 26, 2000, the Bank opened a branch at 411 Second Loop Road in Florence, South Carolina.  The Second Loop branch facility, which is owned by the Bank, is located on approximately one acre of land and contains approximately 3,000 square feet.

          On May 15, 2002, the Bank purchased an additional facility located at 2145 Fernleaf Drive in Florence, South Carolina.  The Fernleaf Drive site contains approximately 0.5 acres of land and includes a 7,500 square feet building.  The facility will serve as additional space for the operational and information technology activities of the Bank, including data processing and auditing.  No customer services will be conducted in this facility.

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

          On October 3, 2005, the Bank opened a branch at 800 South Shelmore Blvd., Mount Pleasant, South Carolina. The land is owned by the Bank.

          On December 15,2005, the Bank purchased approximately 1.72 acres at 2031 Sam Rittenberg Blvd., Charleston, South Carolina for future branch expansion.

          On February 1, 2006, the bank leased a mortgage office at 3790 Fernandia Road, Columbia, South Carolina

          On February 9, 2006, the Bank purchased approximately 0.75 acres at 2148 West Palmetto Street, Florence, South Carolina for a future training facility.

          Other than the Bank facilities described in the preceding paragraphs and the real estate-related loans funded by the Bank previously described in “Item 1.  Description of Business—First Reliance Bank,” the Company does not invest in real estate, interests in real estate, real estate mortgages, or securities of or interests in persons primarily engaged in real estate activities.

ITEM 3.  LEGAL PROCEEDINGS

          None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

          (a)          The response to this Item 5(a) is included in the Company’s 2007 Annual Report to Shareholders under the heading, “Market for First Reliance Bancshares, Inc.’s Common Stock; Payment of Dividends,” and is incorporated herein by reference.

          (b)          Not Applicable

          (c)          Not Applicable

ITEM 6.	SELECTED FINANCIAL DATA

          The response to this Item 6 is included in the Company’s 2007 Annual Report to Shareholders under the heading, “Selected Financial Data” and is incorporated herein by reference.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The response to this Item is included in the Company’s 2007 Annual Report to Shareholders under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and is incorporated herein by reference.

ITEM 7A.	QUANTITATIVE AND QUALITIATIVE DISCLOSURES ABOUT MARKET RISK

          The response to this Item 7 is included in the Company’s 2007 Annual Report to Shareholders under the heading, “Quantitative and Qualitative Disclosures About Market Risk Interest Sensitivity Analysis” and is incorporated herein by reference.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The following financial statements are included in the Company’s 2007 Annual Report to Shareholders, and are incorporated herein by reference:

•	Report of Independent Registered Public Accounting Firm

•	Financial Statements:

1.	Consolidated Balance Sheets dated as of December 31, 2006 and 2005.
2.	Consolidated Statements of Income for the Years Ended December 31, 2006, 2005 and 2004.
3.	Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income for the Years Ended December 31, 2006, 2005 and 2004.
4.	Consolidated Statements of Cash Flows for the Years Ended December 31, 2006, 2005 and 2004.
5.	Notes to Consolidated Financial Statements.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          Not Applicable

ITEM 9A.	CONTROLS AND PROCEDURES

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

ITEM 9B.	OTHER INFORMATION

          Not Applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

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

          The remaining information for this Item is included in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on June 21, 2007, under the headings “Proposal:  Election of Directors”, “Security Ownership of Certain Beneficial Owners and Management,” and “Section 16(a) Beneficial Ownership Reporting Compliance” and are incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

          The responses to this Item are included in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on June 21, 2007, under the headings “Proposal:  Election of Directors — Director Compensation” and “Executive Compensation” and are incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

          The following table provides information regarding compensation plans under which equity securities of the Company are authorized for issuance.  All data is presented as of December 31, 2006.

Equity Compensation Plan Table

	(a)	(b)	(c)

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	310,747	$7.86	0
Equity compensation plans not approved by security holders	63,517	$14.09	N/A

Total	374,264	$8.91	0

          The equity compensation plans not approved by our shareholders include non-qualified option grants to five employees of the Company to purchase a total of 11,245 shares of the Company’s common stock. All of the non-qualified option grants are fully vested as of December 31, 2006.  The table below breaks down the exercise prices of the non-qualified options that have been granted by the Company.

Price	Number of Options

$9.32	2,800
$10.25	3,145
$11.00	5,000
$13.50	300

          On January 19, 2006, the Board of Directors approved the First Reliance Bancshares, Inc. 2006 Equity Incentive Plan (the “2006 Plan”).  The 2006 Plan provides that the Company may grant stock incentives to participants in the form of nonqualified stock options, dividend equivalent rights, phantom shares, stock appreciation rights, stock awards and performance unit awards (each a “Stock Incentive”).  The Company reserved up to 350,000 shares of the Company’s common stock for issuance pursuant to awards granted under the Plan.  This number of shares may change in the event of future stock dividends, stock splits, recapitalizations and similar events.  If a Stock Incentive expires or terminates without being paid, exercised or otherwise settled, the shares subject to that Stock Incentive may again be available for awards under the 2006 Plan.

          The additional responses to this Item are included in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on June 21, 2007, under the heading “Security Ownership of Certain Beneficial Owners and Management” and are incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

          The responses to this Item are included in the Company’s Proxy Statement for the Annual Meeting of Shareholders held on June 21, 2007, under the headings “Related Party Transactions” and “Proposal:  Election of Directors — Director Independence” and are incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

          The responses to this Item are included in the Company Proxy Statement for the Annual Meeting of Shareholders to be held on June 21, 2007, under the heading “Audit Committee Matters — Independent Registered Public Accounting Firm” and are incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

A list of exhibits included as part of this annual report is set forth in the Exhibit Index that immediately precedes the exhibits and is incorporated by reference herein.

SIGNATURES

          In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST RELIANCE BANCSHARES, INC.

By:	/s/ F.R Saunders, Jr.

F. R. Saunders, Jr.
President and Chief
Executive Officer

Date:	March 30, 2007

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

Signature	Title	Date

	Director, President and Chief Executive Officer (Principal Executive Officer)	March 30, 2007
F. R. Saunders, Jr.

	Director	March 30, 2007
Paul C. Saunders

	Director	March 30, 2007
A. Dale Porter

Leonard A. Hoogenboom	Chairman of the Board	March 30, 2007

John M. Jebaily	Director	March 30, 2007

	Director	March 30, 2007
Andrew G. Kampiziones

	Director	March 30, 2007
C. Dale Lusk

J. Munford Scott	Director	March 30, 2007

	Director	March 30, 2007
T. Daniel Turner

	Director	March 30, 2007
A. Joe Willis

	Director, Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2007
Jeffrey A. Paolucci

FIRST RELIANCE BANCSHARES, INC. AND SUBSIDIARY

FIRST RELIANCE BANCSHARES, INC. AND SUBSIDIARY

Selected Financial Data

The following selected financial data is derived from the consolidated financial statements and other data of First Reliance Bancshares, Inc. and Subsidiary (the “Company”.)  The selected financial data should be read in conjunction with the consolidated financial statements of the Company, including the accompanying notes, included elsewhere herein.

(Dollars in thousands, except per share)	2006	2005	2004	2003	2002

Income Statement Data:
Interest income	$31,717	$23,131	$13,291	$8,499	$6,932
Interest expense	14,214	8,979	4,061	2,460	2,337

Net interest income	17,503	14,152	9,230	6,039	4,595
Provision for loan losses	1,393	1,811	1,362	792	349

Net interest income after provision for loan losses	16,110	12,341	7,868	5,247	4,246
Noninterest income	4,591	2,871	2,380	2,138	1,734
Noninterest expense	16,272	12,475	8,338	5,966	4,680

Income before income taxes	4,429	2,737	1,910	1,419	1,300
Income tax expense	1,183	789	571	403	406

Net income	$3,246	$1,948	$1,339	$1,016	$894

Balance Sheet Data:
Assets	$456,211	$403,038	$284,971	$180,364	$116,077
Earning assets	412,687	381,158	271,020	169,205	108,114
Securities available for sale(1)	35,931	37,121	28,568	27,689	23,449
Loans (2)	360,123	319,539	239,695	140,361	81,559
Allowance for loan losses	4,002	3,419	2,758	1,752	1,137
Deposits	372,938	334,437	225,494	139,415	100,323
Shareholders’ equity	34,093	29,651	27,359	17,703	8,644
Per-Share Data: (5)
Basic earnings	$0.96	$.60	$0.52	$0.48	$0.62
Diluted earnings	0.91	.57	0.48	0.46	0.59
Book value (period end)	9.95	8.97	8.54	7.18	5.97
Performance Ratios:
Return on average assets	0.75%	0.54%	0.59%	0.70%	0.86%
Return on average equity	10.19	6.82	7.04	7.07	10.87
Net interest margin (3)	4.42	4.20	4.41	4.53	4.77
Efficiency (4)	73.65	73.28	71.82	72.99	74.89
Capital and Liquidity Ratios:
Average equity to average assets	7.39%	7.96%	8.43%	9.93%	7.92%
Leverage (4.00% required minimum)	9.90	10.02	10.11	10.30	7.48
Risk-based capital
Tier 1	11.42	12.02	11.36	12.60	10.21
Total	12.45	13.05	12.52	13.85	11.46
Average loans to average deposits	96.86	102.07	101.16	94.43	82.51

(1)	Securities available-for-sale are stated at fair value.
(2)	Loans are stated at gross amounts before allowance for loan losses and include loans held for sale.
(3)	Tax equivalent net interest income divided by average earning assets.
(4)	Noninterest expense divided by the sum of net interest income and noninterest income, excluding gains and losses on sales of assets.
(5)	Amounts have been restated for two for one stock split declared in 2002.

FIRST RELIANCE BANCSHARES, INC. AND SUBSIDIARY

Management’s Discussion and Analysis
of Financial Condition and Results of Operations

Basis of Presentation

The following discussion should be read in conjunction with the preceding “Selected Financial Data” and the Company’s Consolidated Financial Statements and the Notes thereto and the other financial data included elsewhere herein.  The financial information provided below has been rounded in order to simplify its presentation.  However, the ratios and percentages provided below are calculated using the detailed financial information contained in the Consolidated Financial Statements, the Notes thereto and the other financial data included elsewhere herein.

General

First Reliance Bank (the “Bank”) is a state-chartered bank headquartered in Florence, South Carolina.  The Bank opened for business on August 16, 1999.  The principal business activity of the Bank is to provide banking services to domestic markets, principally in Florence County, Lexington County, Charleston County, and Greenville County, South Carolina. The deposits of the Bank are insured by the Federal Deposit Insurance Corporation.

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

During the second quarter of 2004, the Bank opened its third branch in Lexington, South Carolina.  On March 15, 2005, the Bank opened its fourth branch in Charleston, South Carolina located at 51 State Street.  The Bank also opened its fifth branch in Mount Pleasant, South Carolina located at 800 South Shelmore Blvd on October 3, 2005.

FIRST RELIANCE BANCSHARES, INC. AND SUBSIDIARY

Management’s Discussion and Analysis
of Financial Condition and Results of Operations

General - continued

On June 30, 2005, the Company formed First Reliance Capital Trust I (the “Trust”) for the purpose of issuing trust preferred securities, which enabled the Company to obtain Tier 1 capital on a consolidated basis for regulatory purposes. On July 1, 2005, the Company closed a private offering of $10,000,000 of floating rate preferred securities offered and sold by the Trust.  The proceeds from such issuance, together with the proceeds from a related issuance of common securities of the Trust purchased by the Company in the amount of $310,000, were invested by the Trust in floating rate Junior Subordinated Notes issued by the Company (the “Notes”) totaling $10.3 million.  The Notes are due and payable on November 23, 2035 and may be redeemed by the Company after five years, and sooner in certain specific events, including in the event that certain circumstances render the Notes ineligible for treatment as Tier 1 capital, subject to prior approval by the Federal Reserve Board, if then required.  The Notes presently qualify as Tier 1 capital for regulatory reporting.  The sole assets of the Trust are the Notes.  The Company owns 100% of the common securities of the Trust.  The Notes are unsecured and rank junior to all senior debt of the Company.  For the quarter ended December 31, 2006, the floating rate preferred securities and the Notes had an annual interest rate of 5.93%.  This interest rate is fixed until August 23, 2010, when the interest rate will adjust quarterly.  After August 23, 2010, the interest rate will equal three-month LIBOR plus 1.83%.

Like most financial institutions, our profitability depends largely upon net interest income, which is the difference between the interest received on earning assets, such as loans and investment securities, and the interest paid on interest-bearing liabilities, principally deposits and borrowings.  Our results of operations are also affected by our provision for loan losses; non-interest expenses, such as salaries, employee benefits, and occupancy expenses; and non-interest income, such as mortgage loan fees and service charges on deposit accounts.

Economic conditions, competition and federal monetary and fiscal policies also affect financial institutions. Lending activities are also influenced by regional and local economic factors, such as housing supply and demand, competition among lenders, customer preferences and levels of personal income and savings in our primary market area.

Our balanced growth continued during 2006, with increases in assets, deposits, shareholders’ equity, earnings per share and returns on average assets and equity.  The following chart shows our growth in these areas from December 31, 2005 to December 31, 2006:

	December 31,		Percent Increase (Decrease)

(Dollars in millions)	2006	2005

Total assets	$456.2	$403.0	13.19%
Loans	353.5	311.5	13.46
Investment securities	38.4	39.2	(1.91)
Deposits	372.9	334.4	11.51
Shareholders’ equity	34.1	29.7	14.98

The additional capital increased our legal lending limit, thereby allowing us to extend larger loans to our customers.   Our loan portfolio increased $41.9 million from December 31, 2005 to December 31, 2006.  Our deposit base also increased in 2006 by $38.5 million from $334.4 million in 2005 to $372.9 million in 2006.

The significant increase in average earning assets had a positive impact on our results of operations for 2006.  Average earning assets increased from $341.8 million in 2005 to $401.0 million in 2006.  Our increased volume in deposits also increased our fees from service charges and deposit accounts by approximately $334,699 from 2005 to 2006.  Gains on sales of mortgage loans were also an important source of noninterest income in 2006, increasing $1.0 million, or 116.66% from $877,843 in 2005 to $1.9 million in 2006.

FIRST RELIANCE BANCSHARES, INC. AND SUBSIDIARY

Management’s Discussion and Analysis
of Financial Condition and Results of Operations

Results of Operations

Year ended December 31, 2006, compared with year ended December 31, 2005 and December 31, 2004

Net interest income increased $3,350,453 or 23.67%, to $17,502,886 in 2006 from $14,152,433 in 2005.  The increase in net interest income was due primarily to an increase in average earning assets.  Average earning assets increased $59,839,000 or 17.35%, mainly due to continued growth in the loan portfolio.  The primary components of interest income were interest on loans, including fees, of $29,222,425 and interest on taxable investment securities of $1,029,560. Net interest income increased $4,923,020, or 53.3%, to $14,152,433 in 2005 from $9,229,413 in 2004.  The increase in net interest income was due primarily to an increase in average earning assets.  Average earning assets increased $129,300,000 or 60.86%, mainly due to continued growth in the loan portfolio.  The primary components of interest income were interest on loans, including fees, of $21,236,608, and interest on taxable investment securities of $770,863.

The Company’s net interest spread and net interest margin were 3.96% and 4.42%, respectively, in 2006, compared to 3.78% and 4.20%, respectively, in 2005.  The increase in net interest spread was primarily the result of an increase in average rates on earning assets which outpaced the increase in average rates on paying liabilities.  Yields on loans, our largest category of earnings assets, increased in 2006.  Overall yields on earning assets increased from 6.82% in 2005 to 7.96% in 2006.  Yields on interest-bearing liabilities increased from 3.04% in 2005 to 4.00% in 2006. The Company’s net interest spread and net interest margin were 3.78% and 4.20%, respectively, in 2005, compared to 4.08% and 4.41%, respectively, in 2004.  The decrease in net interest spread was primarily the result of an increase in average rates on paying liabilities which outpaced the increase in average rates on earning assets.  Yields on loans, our largest category of earnings assets, increased in 2005.  Overall yields on earning assets increased from 6.32% in 2004 to 6.82% in 2005.  Yields on interest-bearing liabilities increased from 2.24% in 2004 to 3.04% in 2005.

The provision for loan losses was $1,392,491 in 2006 compared to $1,811,317 in 2005.  The allowance for loan losses was 1.13% of total loans at December 31, 2006 as compared to 1.10% of total loans at December 31, 2005.  The Company continues to maintain the allowance for loan losses at a level management believes to be sufficient to cover known and inherent losses in the loan portfolio. The provision for loan losses was $1,811,317 in 2005 compared to $1,361,762 in 2004.  The allowance for loan losses was 1.10% of total loans at December 31, 2005 as compared to 1.16% of total loans at December 31, 2004.

Noninterest income increased $1,719,406, or 59.88%, to $4,590,693 in 2006 from $2,871,287 in 2005.  The increase is primarily attributable to gain on sale of mortgage loans and increased service charges on deposit accounts.  The gain on sale of mortgage loans increased $1,024,124 or 116.66% to $1,901,967 for the year ended December 31, 2006 as the demand for new mortgage loans and refinancings remained strong. Service charges on deposit accounts increased $334,699, or 24.66% from 2005, to $1,691,913 for the year ended December 31, 2006.  The increase in service charges on deposit accounts was attributable to an overall increase in the number of deposit accounts in 2006. Noninterest income increased $491,764, or 20.67%, to $2,871,287 in 2005 from $2,379,523 in 2004.  The increase is primarily attributable to increased service charges on deposit accounts and other charges and gain on sale of mortgage loans.  Service charges on deposit accounts increased $125,455, or 10.19% from 2004, to $1,357,214 for the year ended December 31, 2005.  The increase in service charges on deposit accounts was attributable to an overall increase in the number of deposit accounts in 2005.  The gain on sale of mortgage loans increased $293,820 or 50.31% to $877,843 for the year ended December 31, 2005 as the demand for new mortgage loans and refinancings remained strong.  Securities and insurance brokerage income increased $28,943, or 21.99% from 2004, to $160,569 for the year ended December 31, 2005.  The increase is primarily attributable to a successful marketing campaign.

FIRST RELIANCE BANCSHARES, INC. AND SUBSIDIARY

Management’s Discussion and Analysis
of Financial Condition and Results of Operations

Results of Operations - continued

Noninterest expense increased $3,796,944, or 30.44%, to $16,272,385 in 2006 from $12,475,441 in 2005.  Noninterest expenses increased in all categories as a result of our continued growth. The increase is primarily attributable to increased salaries and benefits and other operating expenses.  Salaries and employee benefits increased $2,351,011, or 32.94%, to $9,487,387 in 2006 from $7,136,376 in 2005.  A large portion of the increase in salaries was due to the addition of new staff to facilitate the new branch locations and growth of the Bank. Other operating expenses increased $1,219,663 from 2005 to $4,926,836 for the year ended December 31, 2006.  This increase was due to the expected increases in overhead caused by the growth of the Company.  The Company’s efficiency ratio was 73.65% in 2006, compared to 73.28% in 2005. Noninterest expense increased $4,137,499, or 49.6%, to $12,475,441 in 2005 from $8,337,942 in 2004. Noninterest expenses increased in all categories as a result of our continued growth. The increase is primarily attributable to increased salaries and benefits and other operating expenses.  Salaries and employee benefits increased $2,262,341, or 46.42%, to $7,136,376 in 2005 from $4,874,035 in 2004.  A large portion of the increase in salaries was due to the addition of new staff to facilitate the new branch locations and growth of the Bank. Other operating expenses increased $1,285,138 from 2004 to $3,707,173 for the year ended December 31, 2005.  This increase was due to the expected increases in overhead caused by the growth of the Company.  The Company’s efficiency ratio was 73.28% in 2005, compared to 71.82% in 2004.

Net income was $3,245,908 in 2006, compared to $1,947,546 in 2005.  The increase in net income reflects the Company’s continued growth, as average-earning assets increased from $341,757,000 for the year ended December 31, 2005 to $401,035,000 for the year ended December 31, 2006.  Return on average assets during 2006 was 0.75%, compared to 0.54% during 2005, and return on average equity was 10.19% during 2006, compared to 6.82% during 2005. Net income was $1,947,546 in 2005, compared to $1,338,699 in 2004.  The increase in net income reflects the Company’s continued growth, as average-earning assets increased from $212,457,065 for the year ended December 31, 2004 to $341,757,173 for the year ended December 31, 2005.  Return on average assets during 2005 was 0.54%, compared to 0.59% during 2004, and return on average equity was 6.82% during 2005, compared to 7.04% during 2004.

Net Interest Income

General.  The largest component of the Company’s net income is its net interest income, which is the difference between the income earned on assets and interest paid on deposits and on borrowings used to support such assets.  Net interest income is determined by the yields earned on the Company’s interest-earning assets and the rates paid on its interest-bearing liabilities, the relative amounts of interest-earning assets and interest-bearing liabilities, and the degree of mismatch and the maturity and repricing characteristics of its interest-earning assets and interest-bearing liabilities.  Total interest earning assets yield less total interest bearing liabilities rate represents the Company’s net interest rate spread.

FIRST RELIANCE BANCSHARES, INC. AND SUBSIDIARY

Management’s Discussion and Analysis
of Financial Condition and Results of Operations

Net Interest Income - continued

Average Balances, Income and Expenses, and Rates.  The following table sets forth, for the years indicated, certain information related to the Company’s average balance sheet and its average yields on assets and average costs of liabilities.  Such yields are derived by dividing income or expense by the average balance of the corresponding assets or liabilities.  Average balances have been derived from the daily balances throughout the periods indicated.

Average Balances, Income and Expenses, and Rates

	2006			2005			2004

Year ended December 31, (Dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate

Assets:
Earning Assets:
Loans(1)(2)	$348,709	$29,222	8.38%	$294,740	$21,237	7.21%	$182,996	$12,094	6.61%
Securities, taxable(2)	21,891	1,030	4.70	17,491	771	4.41	17,266	723	4.19
Securities, tax exempt(2)	14,820	857	5.78	13,007	742	5.70	9,958	557	5.59
Federal funds sold and other	13,807	687	4.98	14,462	479	3.31	1,119	17	1.52
Nonmarketable equity securities	1,807	138	7.64	2,057	91	4.42	1,118	41	3.67

Total earning assets	401,035	31,934	7.96	341,757	23,320	6.82	212,457	13,432	6.32
Cash and due from banks	7,772			5,316			3,439
Premises and equipment	11,445			7,379			5,862
Other assets	14,757			7,596			5,799
Allowance for loan losses	(3,764)			(3,150)			(2,110)

Total assets	$431,244			$358,898			$225,447

Liabilities:
Interest-bearing liabilities:
Interest-bearing transaction
Accounts	$27,084	185	0.68%	$20,067	$153	0.76%	$15,985	$135	0.84%
Savings deposits	85,887	3,243	3.78	68,499	1,877	2.74	29,544	489	1.66
Time deposits	204,935	9,068	4.42	166,541	5,552	3.33	110,894	2,874	2.59
Junior subordinated debentures	10,310	618	5.99	4,875	306	6.28
Other borrowings	27,154	1,100	4.05	35,041	1,090	3.11	24,506	563	2.30

Total interest-bearing liabilities	355,370	14,214	4.00	295,023	8,978	3.04	180,929	4,061	2.24

Demand deposits	42,100			33,652			24,474
Accrued interest and other liabilities	1,911			1,666			1,036
Shareholders’ equity	31,863			28,557			19,008
Total liabilities and shareholders’ equity	$431,244			$358,898			$225,447

Net interest spread			3.96%			3.78%			4.08%
Net interest income		$17,720			$14,342			$9,371

Net interest margin			4.42%			4.20%			4.41%

(1)	Nonaccrual loans are included in the balances. The effect of these loans is not significant to the computations. All loans and deposits are domestic.
(2)	Fully tax-equivalent basis at 34% tax rate for non-taxable securities and loans.

FIRST RELIANCE BANCSHARES, INC. AND SUBSIDIARY

Management’s Discussion and Analysis
of Financial Condition and Results of Operations

Rate/Volume Analysis

Analysis of Changes in Net Interest Income.  Net interest income can also be analyzed in terms of the impact of changing rates and changing volume.  The following table describes the extent to which changes in interest rates and changes in the volume of earning assets and interest-bearing liabilities have affected the Bank’s interest income and interest expense during the periods indicated.  Information on changes in each category attributable to (i) changes due to volume (change in volume multiplied by prior period rate), (ii) changes due to rates (changes in rates multiplied by prior period volume) and (iii) changes in rate/volume (change in rate multiplied by the change in volume) is provided in the table below.  Changes to both rate and volume (in iii above) which cannot be segregated have been allocated proportionately.

	2006 Compared to 2005 Due to increase (decrease)in

(Dollars in thousands)	Volume	Rate	Total

Interest income:
Loans	$4,234	$3,751	$7,985
Securities, taxable	192	67	259
Securities, tax exempt	105	10	115
Federal funds sold and other	(23)	231	208
Nonmarketable equity securities	(2)	49	47

Total interest income	4,506	4,108	8,614

Interest expense:
Interest-bearing deposits	49	(17)	32
Savings deposits	547	819	1,366
Time deposits	1,453	2,063	3,516
Junior subordinated debentures	327	(15)	312
Other borrowings	(277)	287	10

Total interest expense	2,099	3,137	5,236

Net interest income	$2,407	$971	$3,378

	2005 Compared to 2004 Due to increase (decrease) in

(Dollars in thousands)	Volume	Rate	Total

Interest income:
Loans	$7,966	$1,177	$9,143
Securities, taxable	9	39	48
Securities, tax exempt	174	11	185
Federal funds sold and other	421	41	452
Nonmarketable equity securities	33	17	50

Total interest income	8,603	1,285	9,888

Interest expense:
Interest-bearing deposits	32	(14)	18
Savings deposits	927	461	1,388
Time deposits	1,705	973	2,678
Junior subordinated debentures	306	—	306
Other borrowings	289	238	527

Total interest expense	3,259	1,658	4,917

Net interest income	$5,344	$(373)	$4,971

FIRST RELIANCE BANCSHARES, INC. AND SUBSIDIARY

Management’s Discussion and Analysis
of Financial Condition and Results of Operations

Net Interest Income

Interest Sensitivity.  The Company monitors and manages the pricing and maturity of its assets and liabilities in order to diminish the potential adverse impact that changes in interest rates could have on its net interest income.  The principal monitoring technique employed by the Company is the measurement of the Company’s interest sensitivity “gap,” which is the positive or negative dollar difference between assets and liabilities that are subject to interest rate repricing within a given period of time.  Interest rate sensitivity can be managed by repricing assets or liabilities, selling securities available-for-sale, replacing an asset or liability at maturity, or adjusting the interest rate during the life of an asset or liability. Managing the amount of assets and liabilities repricing in this same time interval helps to hedge interest sensitivity and minimize the impact on net interest income of rising or falling interest rates.

The following table sets forth the Company’s interest rate sensitivity at December 31, 2006.

Interest Sensitivity Analysis

December 31, 2006 (Dollars in thousands)	Within One Month	After One Through Three Months	After Three Through Twelve Months	Within One Year	Greater Than One Year or Non- Sensitive	Total

Assets
Interest-earning assets
Loans, including held for sale	$229,803	$4,381	$16,493	$250,677	$109,446	$360,123
Securities, taxable	539	314	1,336	2,189	18,656	20,845
Securities, nontaxable	—	—	—	—	15,086	15,086
Nonmarketable securities	2,188	—	—	2,188	—	2,188
Investment in trust	—	—	—	—	310	310
Federal funds sold	14,135	—	—	14,135	—	14,135

Total earning assets	246,665	4,695	17,829	269,189	143,498	412,687

Liabilities
Interest-bearing liabilities:
Interest-bearing deposits:
Demand deposits	33,243	—	—	33,243	—	33,243
Savings deposits	78,832	—	—	78,832	—	78,832
Time deposits	16,565	53,523	124,049	194,137	24,619	218,756

Total interest-bearing deposits	128,640	53,523	124,049	306,212	24,619	330,831

Advances from Federal Home Loan Bank	10,500	9,000	8,000	27,500	1,000	28,500
Junior subordinated debentures	—	—	—	—	10,310	10,310
Repurchase agreements	8,120	—	—	8,120	—	8,120

Total interest-bearing liabilities	147,260	62,523	132,049	341,832	35,929	377,761

Period gap	$99,405	$(57,828)	$(114,220)	$(72,643)	$107,569

Cumulative gap	$99,405	$41,577	$(72,643)	$(72,643)	$34,926

Ratio of cumulative gap to total earning assets	24.09%	10.07%	(17.60)%	(17.60)%	8.46%

FIRST RELIANCE BANCSHARES, INC. AND SUBSIDIARY

Management’s Discussion and Analysis
of Financial Condition and Results of Operations

Net Interest Income - continued

The above table reflects the balances of earning assets and interest-bearing liabilities at the earlier of their repricing or maturity dates.  Federal funds sold are reflected at the earliest pricing interval due to the immediately available nature of the instruments.  Securities are reflected at each instrument’s ultimate maturity date.  Scheduled payment amounts of fixed rate amortizing loans are reflected at each scheduled payment date.  Scheduled payment amounts of variable rate amortizing loans are reflected at each scheduled payment date until the loan may be repriced contractually; the unamortized balance is reflected at that point.  Interest-bearing liabilities with no contractual maturity, such as demand deposits and savings deposits, are reflected in the earliest repricing period due to contractual arrangements which give the Company the opportunity to vary the rates paid on those deposits within one month or shorter period.  However, the Company is not obligated to vary the rates paid on these deposits within any given period.  Fixed rate time deposits, principally certificates of deposit, are reflected at their contractual maturity dates. Repurchase agreements mature on a daily basis and are reflected in the earliest pricing period. Advances from the Federal Home Loan Bank and junior subordinated debentures are reflected at their contractual maturity date.

The Company is in a liability sensitive position (or a negative gap) of $72.6 million over the 12 month time frame.  The gap is negative when interest-bearing liabilities exceed interest sensitive earning assets, as was the case at the end of 2006 with respect to the one-year time horizon. When interest sensitive earning assets exceed interest-bearing liabilities for a specific repricing “horizon”, a positive interest sensitivity gap is the result.

A positive gap generally has a favorable effect on net interest income during periods of rising rates.  A positive one year gap position occurs when the dollar amount of earning assets maturing or repricing within one year exceeds the dollar amount of interest-bearing liabilities maturing or repricing during that same period.  As a result, during periods of rising interest rates, the interest received on earning assets will increase faster than interest paid on interest-bearing liabilities, thus increasing interest income.  The reverse is true in periods of declining interest rates resulting generally in a decrease in net interest income.

The Company’s Board of Directors and management review the Asset Liability Management with information obtained from our system which measure the interest rate sensitivity.  The Company’s asset and liability policies are to focus on maximizing long term profitability while managing acceptable interest rate risk.

However, the Company’s gap analysis is not a precise indicator of its interest sensitivity position.  The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally.  For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but those rates are viewed by management as significantly less interest-sensitive than market-based rates such as those paid on non-core deposits.  Net interest income may be impacted by other significant factors in a given interest rate environment, including changes in the volume and mix of earning assets and interest-bearing liabilities. The Company has positioned itself where there is minimal impact on interest income in a rising or falling rate environment.

FIRST RELIANCE BANCSHARES, INC. AND SUBSIDIARY

Management’s Discussion and Analysis
of Financial Condition and Results of Operations

Provision and Allowance for Loan Losses

General.  The Company has developed policies and procedures for evaluating the overall quality of its credit portfolio and the timely identification of potential problem credits.  On a quarterly basis, the Company’s Board of Directors reviews and approves the appropriate level for the Company’s allowance for loan losses based upon management’s recommendations, the results of the internal monitoring and reporting system, and an analysis of economic conditions in its market.  The objective of management has been to fund the allowance for loan losses at a level greater or equal to the Company’s internal risk measurement system for loan risk. The Board maintained an allowance for loan losses level of 1.13% and 1.10% of total loans at December 31, 2006 and 2005, respectively.  Management believes the allowance is adequate to meet any loan losses the Company may experience.

Additions to the allowance for loan losses, which are expensed as the provision for loan losses on the Company’s income statement, are made periodically to maintain the allowance at an appropriate level based on management’s analysis of the potential risk in the loan portfolio.  Loan losses and recoveries are charged or credited directly to the allowance.  The amount of the provision is a function of the level of loans outstanding, the level of nonperforming loans, historical loan loss experience, the amount of loan losses actually charged against the reserve during a given period, and current and anticipated economic conditions.

The allowance represents an amount which we believe will be adequate to absorb inherent losses on existing loans that may become uncollectible.  Our judgment in determining the adequacy of the allowance is based on evaluations of the collectibility of loans, including consideration of factors such as the balance of impaired loans;  the quality, mix and size of our overall loan portfolio; economic conditions that may affect the borrower’s ability to repay the amount and quality of collateral securing the loans; our limited historical loan loss experience and a review of specific problem loans.

The Company adjusts the amount of the allowance periodically based on changing circumstances as a component of the provision for loan losses.  We charge recognized losses against the allowance and add subsequent recoveries back to the allowance.  We do not allocate the allowance for loan losses to specific categories of loans (i.e., real estate, consumer, commercial and mortgage), but evaluate the adequacy on an overall portfolio basis utilizing our credit grading system which we apply to each loan.  We combine our estimates of the reserves needed for each component of the portfolio, including loans analyzed on a pool basis and loans analyzed individually.  The allowance is divided into two portions: (1) an amount for specific allocations on significant individual credits and (2) a general reserve amount.  We analyze individual loans within the portfolio and make allocations to the allowance based on each individual loan’s specific factors and other circumstances that affect the collectibility of the credit.  Significant, individual credits classified as doubtful or substandard/special mention within our credit grading system require both individual analysis and specific allocation.  Loans in the substandard category are characterized by deterioration in quality exhibited by any number of well-defined weaknesses requiring corrective action such as declining or negative earnings trends and declining or inadequate liquidity.  Loans in the doubtful category exhibit the same weaknesses found in the substandard loan; however, the weaknesses are more pronounced.  However, these loans are not yet rated as loss because certain events may occur which could salvage the debt such as injection of capital, alternative financing or liquidation of assets.  As of December 31, 2006 and 2005, the Company had no specific allocations on its significant credits in its calculation of the allowance for loan losses.

FIRST RELIANCE BANCSHARES, INC. AND SUBSIDIARY

Management’s Discussion and Analysis
of Financial Condition and Results of Operations

Provision and Allowance for Loan Losses - continued

The Company calculates its general reserve based on percentages tied to our credit grading system.  Each loan is assigned one of eight loan risk ratings, based on the loan’s specific characteristics.  Any loan assigned an adverse ranking is specifically allocated a loss.  For all remaining loans, the general reserve amount is calculated based upon a reserve percentage for each risk rating.  The Company may adjust these percentages as appropriate given consideration of local economic conditions, exposure concentration that may exist in the portfolio, changes in trends of past due loans, problem loans and charge-offs and anticipated loan growth.

The Bank has developed a loan risk monitoring system that assesses the potential risk the Bank may have in its loan portfolio.  This system is monitored monthly by management to insure that adequate provisions and loan allowances are maintained.  In addition, various regulatory agencies review our allowance for loan losses through their periodic examinations, and they may require us to record additions to the allowance for loan losses based on their judgment about information available to them at the time of their examinations. Our losses will undoubtedly vary from our estimates, and it is possible that charge-offs in future periods will exceed the allowance for loan losses as estimated at any point in time. As of December 31, 2006, the Company’s general reserves totaled $4,001,881, an increase of $582,513 from 2005.  As of December 31, 2005, the Company’s general reserves totaled $3,419,368, an increase of $661,143 from 2004.  The categories and concentrations of loans have been consistent between the past two years.

The following table sets forth certain information with respect to the Company’s allowance for loan losses and the composition of chargeoffs and recoveries for the years ended December 31, 2006, 2005, 2004, 2003 and 2002.

Allowance for Loan Losses

(Dollars in thousands)	2006	2005	2004	2003	2002

Total loans outstanding at end of year	$353,491	$311,544	$238,362	$139,389	$81,558

Average loans outstanding	$348,709	$294,740	$182,996	$100,051	$73,777

Balance of allowance for loan losses at beginning of year	$3,419	$2,758	$1,752	$1,137	$1,045
Loans charged off:
Real estate - construction	17	142	—	—	—
Real estate - mortgage	718	472	166	47	32
Commercial and industrial	170	317	44	42	78
Consumer and other	151	300	181	106	185

Total loan losses	1,056	1,231	391	195	295

Recoveries of previous loan losses:
Real estate - construction	—	—	—	—	—
Real estate - mortgage	105	38	—	—	2
Commercial and industrial	111	12	—	—	—
Consumer and other	31	31	35	18	36

Total recoveries	247	81	35	18	38

Net charge-offs	809	1,150	356	177	257
Provision for loan losses	1,392	1,811	1,362	792	349

Balance of allowance for loan losses at end of year	$4,002	$3,419	$2,758	$1,752	$1,137

Ratios:
Net charge-offs to average loans outstanding	0.23%	0.39%	0.20%	0.18%	0.35%
Net charge-offs to loans at end of year	0.23	0.37	0.15	0.13	0.32
Allowance for loan losses to average loans	1.15	1.16	1.51	1.75	1.54
Allowance for loan losses to loans at end of year	1.13	1.10	1.16	1.26	1.39
Net charge-offs to allowance for loan losses	20.21	33.64	12.90	10.10	22.60
Net charge-offs to provisions for loan losses	58.11	63.50	26.13	22.35	73.64

FIRST RELIANCE BANCSHARES, INC. AND SUBSIDIARY

Management’s Discussion and Analysis
of Financial Condition and Results of Operations

Nonperforming Assets

Nonperforming Assets. There were $670,650 and $1,792,702 loans in nonaccrual status at December 31, 2006 and 2005, respectively.  There were $463,991 and $704,800 in loans ninety days or more overdue and still accruing interest at December 31, 2006 and 2005, respectively.  There were $137,421 and $285,000 in restructured loans at December 31, 2006 and 2005, respectively.

The following table shows the nonperforming assets, percentages of net charge-offs, and the related percentage of allowance for loan losses for the five years ended December 31, 2006.  All loans over 90 days past due are on and included in loans on nonaccrual.

(Dollars in thousands)	2006	2005	2004	2003	2002

Loans over 90 days past due and still accruing	$464	$705	$59	$460	$585

Loans on nonaccrual:
Mortgage	637	1,619	1,078	—	90
Commercial	0	95	17	—	155
Consumer	34	78	91	—	47

Total nonaccrual loans	671	1,792	1,186	—	292

Total of nonperforming loans	1,135	2,497	1,245	460	877
Other nonperforming assets	1,386	346	321	279	121

Total nonperforming assets	$2,521	$2,843	$1,566	$739	$998

Percentage of total assets	0.55%	0.71%	0.55%	0.41%	0.86%
Percentage of nonperforming loans and assets to gross loans	0.71%	0.91%	0.66%	0.53%	1.25%
Allowance for loan losses to gross loans	1.13%	1.10%	1.16%	1.26%	1.39%
Net charge-offs to average loans	0.23%	0.39%	0.19%	0.18%	0.35%

Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts, the borrower’s financial condition is such that the collection of interest is doubtful.  A delinquent loan is generally placed in nonaccrual status when it becomes 90 days or more past due.  When a loan is placed in nonaccrual status, all interest which has been accrued on the loan but remains unpaid is reversed and deducted from current earnings as a reduction of reported interest income.  No additional interest is accrued on the loan balance until the collection of both principal and interest becomes reasonably certain.  When a problem loan is finally resolved, there may ultimately be an actual write-down or chargeoff of the principal balance of the loan which would necessitate additional charges to earnings.  For all periods presented, the additional interest income, which would have been recognized into earnings if the Company’s nonaccrual loans had been current in accordance with their original terms, and the amount of interest income on such loans that was included in net income is immaterial.

Potential Problem Loans.  At December 31, 2006, the Company had classified loans totaling $2,697,063 as compared to $3,767,776 at December 31, 2005.  Classified loans as a percentage of total loans was 0.76% at December 31, 2006 as compared to 1.21% at December 31, 2005.  The loan portfolio increased 13.46% during the same period.

FIRST RELIANCE BANCSHARES, INC. AND SUBSIDIARY

Management’s Discussion and Analysis
of Financial Condition and Results of Operations

Noninterest Income and Expense

Noninterest Income.  Noninterest income for year ended December 31, 2006 was $4,590,693, an increase of $1,719,406 from $2,871,287 in 2005.  The increase is primarily attributable to increased service charges on deposit accounts and gain on sale of mortgage loans.  Deposit service charges increased $334,699 or 24.66% from 2005, to $1,691,913 for the year ended December 31, 2006.  The increase in service charges on deposit accounts was attributable to an overall increase in the number of deposit accounts in 2006.  This increase is attributable to market conditions and a successful marketing campaign.  The gain on sale of mortgage loans increased $1,024,124 or 116.67% to $1,901,967 in 2006, from $877,843 in 2005.  Noninterest income for year ended December 31, 2005 was $2,871,287, an increase of $491,764 from $2,379,523 in 2004.  The increase is primarily attributable to increased service charges on deposit accounts and gain on sale of mortgage loans.  Service charges increased $125,455, or 10.19% from 2004, to $1,357,214 for the year ended December 31, 2005.  The increase in service charges on deposit accounts was attributable to an overall increase in the number of deposit accounts in 2005.  This increase is attributable to market conditions and a successful marketing campaign.  The gain on sale of mortgage loans increased $293,820, or 50.31%, to $877,843 in 2005, from $584,023 in 2004.  Securities and brokerage commissions increased $28,943, or 21.99%, to $160,569 in 2005 from $131,626 in 2004.

The following table sets forth the principal components of noninterest income for the years ended December 31, 2006, 2005 and 2004.

(Dollars in thousands)	2006	2005	2004

Service charges on deposit accounts	$1,692	$1,357	$1,232
Credit life insurance commissions	23	33	82
Gain on sale of mortgage loans	1,902	878	584
Securities and insurance brokerage commissions	138	161	132
Other income	836	442	350

Total noninterest income	$4,591	$2,871	$2,380

Noninterest Expense.  Noninterest expense increased $3,796,943 or 30.44%, to $16,272,384 for year ended December 31, 2006 as compared to 2005.  Of this total, other operating expenses increased $1,219,663 or 32.90%, to $4,926,835 in 2006 from $3,707,173 in 2005.  Salaries and employee benefits increased $2,351,011 or 32.94%, to $9,487,387 in 2006 from $7,136,376 in 2005.  This increase is primarily attributable to new hire employee compensation as the Bank expands into different markets.  Net occupancy and equipment expense increased $226,270 or 13.87%, to $1,858,162 in 2006 largely due to operating costs associated with the Bank’s branch expansion effort in 2006. Noninterest expense increased $4,137,499, or 49.62%, to $12,475,441 for year ended December 31, 2005 as compared to 2004.  Of this total, other operating expenses increased $1,285,138, or 53.06%, to $3,707,173 in 2005 from $2,422,035 in 2004.  Salaries and employee benefits increased $2,262,341, or 46.42%, to $7,136,376 in 2005 from $4,874,035 in 2004.  This increase is primarily attributable to new hire employee compensation as the Bank expands into different markets.  Net occupancy and equipment expense increased $590,020, or 56.63%, to $1,631,892 in 2005 largely due to operating costs associated with the Bank’s branch expansion effort in 2005.

FIRST RELIANCE BANCSHARES, INC. AND SUBSIDIARY

Management’s Discussion and Analysis
of Financial Condition and Results of Operations

Noninterest Income and Expense - continued

The following table sets forth the primary components of noninterest expense for the years ended December 31, 2006, 2005 and 2004.

(Dollars in thousands)	2006	2005	2004

Salaries and employee benefits	$9,487	$7,136	$4,874
Net occupancy	1,131	920	426
Furniture and equipment	727	712	616
Advertising and public relations	373	292	101
Office supplies, stationery, and printing	275	224	145
Data processing and supplies	32	21	13
Computer and software	441	483	342
Professional fees and services	471	431	193
Employee education and conventions	65	60	49
Loan origination costs	208	106	103
Other	3,062	2,090	1,476

Total noninterest expense	$16,272	$12,475	$8,338

Efficiency ratio	73.65%	73.28%	71.82%

Earning Assets

Loans. Loans are the largest category of earning assets and typically provide higher yields than the other types of earning assets.  Associated with the higher loan yields are the inherent credit and liquidity risks which management attempts to control and counterbalance.  Loans averaged $348,709,226 in 2006 compared to $294,740,266 in 2005, an increase of $53,968,960 or 18.31%.  At December 31, 2006, total loans were $353,491,036 compared to $311,544,385 at December 31, 2005, an increase of $41,946,651 or 13.46%.

The following table sets forth the composition of the loan portfolio by category at the dates indicated and highlights the Company’s general emphasis on all types of lending.

Composition of Loan Portfolio

	2006		2005		2004

December 31, (Dollars in thousands)	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total

Commercial and industrial	$51,710	14.63%	$50,320	16.15	$47,890	20.09%
Real estate
Construction	64,118	18.14	52,268	16.78	39,023	16.37
Mortgage-residential	91,039	25.75	86,716	27.83	69,921	29.33
Mortgage-nonresidential	127,214	35.99	106,125	34.06	63,189	26.51
Consumer	12,729	3.60	13,953	4.48	13,931	5.84
Other	6,681	1.89	2,162	0.70	4,408	1.86

Total loans	353,491	100.00%	311,544	100.00%	238,362	100.00%
Allowance for loan losses	(4,002)		(3,419)		(2,758)

Net loans	$349,489		$308,125		$235,604

FIRST RELIANCE BANCSHARES, INC. AND SUBSIDIARY

Management’s Discussion and Analysis
of Financial Condition and Results of Operations

Earning Assets - continued

Composition of Loan Portfolio - continued

	2003		2002

December 31, (Dollars in thousands)	Amount	Percent of Total	Amount	Percent of Total

Commercial and industrial	$27,893	20.00%	$15,628	19.16%
Real estate
Construction	18,343	13.16	9,799	12.01
Mortgage-residential	42,267	30.32	24,994	30.65
Mortgage-nonresidential	32,826	23.56	20,632	25.30
Consumer	13,200	9.47	9,944	12.19
Other	4,860	3.49	561	0.69

Total loans	139,389	100.00%	81,558	100.00%
Allowance for loan losses	(1,752)		(1,137)

Net loans	$137,637		$80,421

In the context of this discussion, a “real estate mortgage loan” is defined as any loan, other than a loan for construction purposes, secured by real estate, regardless of the purpose of the loan.  It is common practice for financial institutions in the Company’s market area to obtain a mortgage on real estate whenever possible, in addition to any other available collateral.  This collateral is taken to reinforce the likelihood of the ultimate repayment of the loan and tends to increase management’s willingness to make real estate loans and, to that extent, also tends to increase the magnitude of the real estate loan portfolio component.

The largest component of the Company’s loan portfolio is real estate mortgage loans.  At December 31, 2006, real estate mortgage loans totaled $218,252,208 and represented 61.74% of the total loan portfolio, compared to $192,840,976 or 61.90%, at December 31, 2005.

Residential mortgage loans totaled $91,038,240 at December 31, 2006, and represented 25.75% of the total loan portfolio, compared to $86,715,873 at December 31, 2005 or 27.83%.  Residential real estate loans consist of first and second mortgages on single or multi-family residential dwellings.  Nonresidential mortgage loans, which include commercial loans and other loans secured by multi-family properties and farmland, totaled $127,213,968 at December 31, 2006, compared to $106,125,103 at December 31, 2005.  This represents an increase of $21,088,865, or 5.97%, from the December 31, 2005 balance.  Construction loans increased $11,850,339, or 22.67%, from $52,267,759 at December 31, 2005 to $64,118,098 at December 31, 2006.  The demand for residential and commercial real estate loans in the Bank’s market area remained strong.

Commercial and industrial loans increased $1,389,816 or 2.76%, to $51,710,250 at December 31, 2006, from $50,320,434 at December 31, 2005.

The Company’s loan portfolio is also comprised of consumer loans.  Consumer loans decreased $1,225,274, or 8.78%, to $12,728,353 at December 31, 2006, from $13,953,632 at December 31, 2005.

The Company’s loan portfolio reflects the diversity of its markets.  The economies of the Company’s markets contains elements of medium and light manufacturing, higher education, regional health care, and distribution facilities. Management expects the area to remain stable with continued growth in the near future.  The diversity of the economy creates opportunities for all types of lending.  The Company does not engage in foreign lending.

FIRST RELIANCE BANCSHARES, INC. AND SUBSIDIARY

Management’s Discussion and Analysis
of Financial Condition and Results of Operations

Earning Assets - continued

The repayment of loans in the loan portfolio as they mature is also a source of liquidity for the Company.  The following table sets forth the Company’s loans maturing within specified intervals at December 31, 2006.

Loan Maturity Schedule and Sensitivity to Changes in Interest Rates

December 31, 2006 (Dollars in thousands)	One Year or Less	Over One Year Through Five Years	Over Five Years	Total

Commercial and industrial	$15,920	$32,996	$2,791	$51,707
Real estate	81,908	166,411	33,720	282,039
Consumer and other	6,544	12,460	741	19,745

	$104,372	$211,867	$37,252	$353,491

Loans maturing after one year with:
Fixed interest rates				$108,299
Floating interest rates				140,820

				$249,119

The information presented in the above table is based on the contractual maturities of the individual loans, including loans which may be subject to renewal at their contractual maturity.  Renewal of such loans is subject to review and credit approval as well as modification of terms upon maturity.  Consequently, management believes this treatment presents fairly the maturity and repricing structure of the loan portfolio shown in the above table.

Investment Securities. The investment securities portfolio is also a component of the Company’s total earning assets. Total securities available-for-sale averaged $36,711,400 in 2006, compared to $30,497,571 in 2005. Investment securities also contains Federal Home Loan Bank stock and the stock of several unrelated financial institutions.  These stocks are recorded at their original cost and totaled $2,187,600 and $1,627,100 at December 31, 2006 and 2005, respectively.

The following table sets forth the fair market value of the securities available-for-sale held by the Bank at December 31, 2006, 2005 and 2004.

Fair Value of Securities available-for-sale

December 31, (Dollars in thousands)	2006	2005	2004

Government sponsored enterprises	$4,950	$4,921	$—
U.S. government agencies and corporations	381	536	2,410
Municipals	15,086	14,252	11,311
Mortgage-backed securities	15,202	17,412	14,783
Other Securities	312	119	64

Total securities available-for-sale	$35,931	$37,240	$28,568

FIRST RELIANCE BANCSHARES, INC. AND SUBSIDIARY

Management’s Discussion and Analysis
of Financial Condition and Results of Operations

Earning Assets - continued

The following table sets forth the scheduled maturities and average yields of securities held at December 31, 2005.

Investment Securities Maturity Distribution and Yields

December 31, 2006 (Dollars in thousands)	Within One Year		After One But Within Five Years			After Five But Within Ten Years		After Ten Years		Total

	Amount	Yield	Amount		Yield	Amount	Yield	Amount	Yield	Amount	Yield

Government sponsored enterprises	$—	—%		$4,950	5.08%	$—	—%	$—	—%	$4,950	5.08%
U.S. government agencies and corporations	—	—			—	—	—	—	—	381	5.85
Municipals(2)	—	—		762	5.40	596	5.34	13,728	6.59	15,086	6.40

Total securities(1)	$—	—%	$		5.17%	$596	5.34%	$17,565	6.32%	$20,417	6.13%

(1)	Excludes mortgage-backed securities totaling $15,202,326 with a yield of 4.63% and other and non-marketable equity securities totaling $312,000.
(2)	Yields are based on a tax equivalent basis of 34%.

Other attributes of the securities portfolio, including yields and maturities, are discussed above in “Net Interest Income-Interest Sensitivity Analysis.”

Federal Funds Sold and Other.  Federal funds sold and other, which consists of federal funds sold, interest earning deposits and an investment in trust, averaged $13,806,773 in 2006 compared to $14,461,843 in 2005.  At December 31, 2006 and 2005, federal funds sold totaled $14,135,000 and $22,442,000. The investment in trust totaled $310,000 at December 31, 2006 and 2005.

Deposits and Other Interest-Bearing Liabilities

Average interest-bearing liabilities increased $60,347,474, or 20.46%, to $355,370,474 in 2006, from $295,023,000 in 2005.  The increase is primarily a result of the continued growth of the Company.

Deposits.  Average total deposits increased $71,247,501, or 24.67%, to $360,006,622 in 2006, from $288,759,121 in 2005. At December 31, 2006, total deposits were $372,938,083 compared to $334,436,898 a year earlier, an increase of 11.51%.

FIRST RELIANCE BANCSHARES, INC. AND SUBSIDIARY

Management’s Discussion and Analysis
of Financial Condition and Results of Operations

Deposits and Other Interest-Bearing Liabilities - continued

The following table sets forth the average balance amounts and the average rates paid on deposits of the Company by category at December 31, 2006, 2005 and 2004.

Deposits

December 31, (Dollars in thousands)	2006		2005		2004

	Average Amount	Average Rate Paid	Average Amount	Average Rate Paid	Average Amount	Average Rate Paid

Demand deposit accounts	$42,100	—%	$33,652	—%	$24,474	—%
NOW accounts	27,084	0.68	20,067	0.76	15,985	1.66
Savings accounts	85,887	3.78	68,499	2.74	29,544	2.59
Time deposits $100,000 and over	112,132	4.23	105,628	3.30	73,472	2.55
Other time deposits	92,803	4.66	60,913	3.39	37,422	2.68

Total deposits	$360,006	3.47%	$288,759	2.63%	$180,897	1.93%

Core deposits, which exclude time deposits of $100,000 or more, provide a relatively stable funding source for the Company’s loan portfolio and other earning assets.  The Company’s core deposits were $260,946,219 and $221,167,977 at December 31, 2006 and 2005, respectively.  Included in time deposits at December 31, 2006 and 2005 are brokered time deposits of $29,515,694 and $39,213,743, respectively.

Deposits, and particularly core deposits, have been the Company’s primary source of funding and have enabled the Company to meet successfully both its short-term and long-term liquidity needs.  Management anticipates that such deposits will continue to be the Company’s primary source of funding in the future.  However, advances from the Federal Home Loan Bank are being used as an alternative source of funds.  The Company’s loan-to-deposit ratio was 94.79 % at December 31, 2006, and 93.15% at December 31, 2005.  The maturity distribution of the Company’s time deposits over $100,000 at December 31, 2006, is set forth in the following table:

Maturities of Time Deposits of $100,000 or More

(Dollars in thousands)	Within Three Months	After Three Through Six Months	After Six Through Twelve Months	After Twelve Months	Total

Certificates of deposit of $100,000 or more	$30,320	$22,574	$39,902	$19,196	$111,992

Approximately 27.07% of the Company’s time deposits of $100,000 or more had scheduled maturities within three months, and 20.16% had maturities within three to six months.  Large certificate of deposit customers tend to be extremely sensitive to interest rate levels, making these deposits less reliable sources of funding for liquidity planning purposes than core deposits.  The current interest rate environment has led depositors to invest in short term deposit accounts.  The Company expects most certificates of deposits with maturities less than twelve months to be renewed upon maturity. However, there is the possibility that some certificates may not be renewed.  Management believes that, should that occur, the impact would be minimal on the Company’s operations and liquidity due to the availability of other funding sources.  The Company has an available line to borrow funds from the Federal Home Loan Bank up to 30% of the Bank’s total assets which provided additional available funds of $136,496,975 at December 31, 2006 and available lines to purchase federal funds with various financial institutions up to $ 32,500,000 at December 31, 2006.  Management believes that these funds would be sufficient to meet future liquidity needs.

FIRST RELIANCE BANCSHARES, INC. AND SUBSIDIARY

Management’s Discussion and Analysis
of Financial Condition and Results of Operations

Deposits and Other Interest-Bearing Liabilities - continued

Other Borrowings.  The following table summarizes the Company’s borrowings for the years ended December 31, 2006, 2005 and 2004  These borrowings consist of securities sold under agreements to repurchase, advances from the Federal Home Loan Bank, federal funds purchased and junior subordinated debentures.  Securities sold under agreements to repurchase mature on a one to seven day basis.  These agreements are secured by U.S. government agencies.  Advances from Federal Home Loan Bank mature at different periods as discussed in the footnotes to the financial statements and are secured by the Company’s one to four family residential mortgage loans and the Company’s investment in Federal Home Loan Bank stock.  Federal funds purchased are short-term borrowings from other financial institutions that mature daily.

(Dollars in thousands)	Maximum Outstanding at any Month End	Average Balance	Weighted Average Interest Rate	Balance December 31,	Interest Rate at December 31,

December 31, 2006
Securities sold under agreement to repurchase	$8,190	$6,065	4.27%	$8,120	6.02%
Advances from Federal Home Loan Bank	29,800	21,028	4.24	28,500	3.81
Federal funds purchased	955	61	3.72	—	—
Junior subordinated debentures	10,310	10,310	5.99	10,310	5.93
December 31, 2005
Securities sold under agreement to repurchase	$4,223	$3,600	2.54%	$3,860	3.88%
Advances from Federal Home Loan Bank	36,000	31,301	3.28	23,500	3.28
Federal funds purchased	—	—	—	—	—
Junior subordinated debentures	10,310	4,875	6.28	10,310	5.93
December 31, 2004
Securities sold under agreement to repurchase	$3,062	$2,460	0.83%	$3,062	1.86%
Advances from Federal Home Loan Bank	27,900	21,106	2.53	27,900	2.44
Federal funds purchased	3,960	922	1.01	—	2.44

Capital

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

FIRST RELIANCE BANCSHARES, INC. AND SUBSIDIARY

Management’s Discussion and Analysis
of Financial Condition and Results of Operations

Capital - continued

The Company and the Bank are also required to maintain capital at a minimum level based on quarterly average assets, which is known as the leverage ratio.  Only the strongest banks are allowed to maintain capital at the minimum requirement of 3%.  All others are subject to maintaining ratios 1% to 2% above the minimum.

The Company and the Bank exceeded the regulatory capital requirements at December 31, 2006  The following table shows the Company’s and the Bank’s ratios at December 31, 2006

Analysis of Capital and Capital Ratios

(Dollars in thousands)	Company	Bank

Tier 1 capital	$44,456	$42,442
Tier 2 capital	4,002	4,002

Total qualifying capital	$48,458	$46,444

Risk-adjusted total assets (including off-balance-sheet exposures)	$333,378	$332,815

Risk-based capital ratios:
Tier 1 risk-based capital ratio	11.42%	10.84%
Total risk-based capital ratio	12.45%	11.86%
Tier 1 leverage ratio	9.90%	9.45%

Impact of Off-Balance Sheet Instruments

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of the Company’s customers.  These financial instruments consist of commitments to extend credit and standby letters of credit.  Commitments to extend credit are legally binding agreements to lend to a customer at predetermined interest rates as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  A commitment involves, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheets.  The exposure to credit loss in the event of nonperformance by the other party to the instrument is represented by the contractual notional amount of the instrument.  Since certain commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  Letters of credit are conditional commitments issued to guarantee a customer’s performance to a third party and have essentially the same credit risk as other lending facilities.  Standby letters of credit often expire without being used.

The Company uses the same credit underwriting procedures for commitments to extend credit and standby letters of credit as it does for its on-balance sheet instruments.  The credit worthiness of each borrower is evaluated and the amount of collateral, if deemed necessary, is based on the credit evaluation.  Collateral held for commitments to extend credit and standby letters of credit varies but may include accounts receivable, inventory, property, plant, equipment, and income-producing commercial properties.

The Company is not involved in off-balance sheet contractual relationships, other than those disclosed in this report, that could result in liquidity needs or other commitments or that could significantly impact earnings.

As of December 31, 2006, commitments to extend credit totaled $67,370,404 and its standby letters of credit totaled $3,543,270.

FIRST RELIANCE BANCSHARES, INC. AND SUBSIDIARY

Management’s Discussion and Analysis
of Financial Condition and Results of Operations

Impact of Off-Balance Sheet Instruments - continued

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at December 31, 2006.

(Dollars in thousands)	Within One Month	After One Through Three Months	After Three Through Twelve Months	Within One Year	Greater Than One Year	Total

Unused commitments to extend credit	$3,062	$235	$21,873	$25,170	$42,200	$67,370
Standby letters of credit	32	727	2,645	3,404	139	3,543

Totals	$3,094	$962	$24,518	$28,574	$42,339	$70,913

The Company evaluates each customer’s credit worthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on its credit evaluation of the borrower.  Collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.

Liquidity Management and Capital Resources

Liquidity is the ability to meet current and future obligations through liquidation or maturity of existing assets or the acquisition of additional liabilities.  Adequate liquidity is necessary to meet the requirements of customers for loans and deposit withdrawals in the most timely and economical manner.  Some liquidity is ensured by maintaining assets that may be immediately converted into cash at minimal cost (amounts due from banks and federal funds sold).  However, the most manageable sources of liquidity are composed of liabilities, with the primary focus on liquidity management being on the ability to obtain deposits within the Company’s service area.  Core deposits (total deposits less time deposits greater than $100,000) provide a relatively stable funding base, and were equal to 57.20% of total assets at December 31, 2006.  Asset liquidity is provided from several sources, including amounts due from banks, federal funds sold, securities available for sale, and funds from maturing loans. The Company had $31,463,075 in cash and cash equivalents and $35,931,271 in securities available for sale at December 31, 2006.  The Company has $32,500,000 available through a line of credit with other banks as an additional source of liquidity funding.  The Company also has a line of credit to borrow funds from the Federal Home Loan Bank up to $136,496,975 of which $107,996,975 is available at December 31, 2006.

During 2006, the Company's primary sources of cash were $38,501,185 from deposits. The Company's primary uses of cash resources were to fund loans of approximately $45,103,300. These trends are consistent with those of a growing bank operation and consistent with past cash uses and sources. Management believes that the Company's overall liquidity sources are adequate to meet its operating needs in the ordinary course of its business. Accordingly, the Company does not expect to have to raise additional funds in 2007 to meet either short or long-term needs.

Contractual Obligations

The following table provides payments due by period for various contractual obligations as of December 31, 2006:

(Dollars in thousands)	Within One Year	Over One to Two Years	Over Two to Three Years	Over Three to Five Years	After Five Years	Total

Certificate accounts (1)	$194,137	$17,677	$4,568	$2,374	$—	$218,756
Short-term borrowings (2)	8,120	—	—	—	—	8,120
Long-term debt (3)	12,500	1,000	8,000	—	17,310	38,810
Purchases	—	—	—	—	—	—
Operating lease obligations (4)	500	476	443	441	421	2,281

Totals	$212,257	$19,153	$13,011	$2,815	$17,731	$267,967

(1)

Certificates of deposit give customers rights to early withdrawal.  Early withdrawals may be subject to penalties. The penalty amount depends on the remaining time to maturity at the time of early withdrawal.

(2)

Short-term borrowings consist of securities sold under agreements to repurchase.  We expect securities repurchase agreements to be re-issued and, as such, do not necessarily represent an immediate need for cash.

(3)	Long term debt consists of FHLB borrowings and junior subordinated debentures.
(4)	Operating lease obligations include existing and future property and equipment non-cancelable lease commitments.

FIRST RELIANCE BANCSHARES, INC. AND SUBSIDIARY

Management’s Discussion and Analysis
of Financial Condition and Results of Operations

Impact of Inflation

Unlike most industrial companies, the assets and liabilities of financial institutions such as the Company are primarily monetary in nature.  Therefore, interest rates have a more significant effect on the Company’s performance than do the general rate of inflation and of goods and services.  In addition, interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services.  As discussed previously, management seeks to manage the relationships between interest sensitive assets and liabilities in order to protect against wide interest rate fluctuations, including those resulting from inflation.

Accounting and Financial Reporting Issues

The Company has adopted various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of its financial statements.  The significant accounting policies are described in the footnotes to the financial statements at December 31, 2006 as filed on the annual report on Form 10-K. Certain accounting policies involve significant judgments and assumptions by management which have a material impact on the carrying value of certain assets and liabilities.  The Company considers these accounting policies to be critical accounting policies.  The judgments and assumptions used are based on historical experience and other factors, which management believes to be reasonable under the circumstances.  Because of the nature of the judgments and assumptions made, actual results could differ from these judgments and estimates which could have a material impact on the carrying values of assets and liabilities and the results of operations.

Of these significant accounting policies, the Company considers its policies regarding the allowance for loan losses (the “Allowance”) to be its most critical accounting policy due to the significant degree of management judgment involved  in determining the amount of Allowance.  The Company has developed policies and procedures for assessing the adequacy of the Allowance, recognizing that this process requires a number of assumptions and estimates with respect to its loan portfolio.  The Company’s assessments may be impacted in future periods by changes in economic conditions, the impact of regulatory examinations, and the discovery of information with respect to borrowers, which is not known to management at the time of the issuance of the consolidated financial statements.  Refer to the discussion under Provision and Allowance for Loan Losses section of this document for a detailed description of the Company’s estimation process and methodology related to the allowance for loan losses.

Industry Developments

From time to time, various bills are introduced in the United States Congress with respect to the regulation of financial institutions.  Certain legislation, if adopted, could significantly change the regulation of banks and the financial services industry.  The Company cannot predict whether any such legislation will be adopted or, if adopted, how it would affect the Company.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
First Reliance Bancshares, Inc. and Subsidiary
Florence, South Carolina

We have audited the accompanying consolidated balance sheets of First Reliance Bancshares, Inc. and subsidiary as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2006.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Reliance Bancshares, Inc. and subsidiary as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with U.S. generally accepted accounting principles.

Elliott Davis, LLC
Columbia, South Carolina
March 21, 2007

FIRST RELIANCE BANCSHARES, INC. AND SUBSIDIARY

Consolidated Balance Sheets

	December 31,

	2006	2005

Assets:
Cash and cash equivalents:
Cash and due from banks	$17,328,075	$7,264,897
Federal funds sold	14,135,000	22,442,000

Total cash and cash equivalents	31,463,075	29,706,897

Investment securities:
Securities available-for-sale	35,931,271	37,240,229
Nonmarketable equity securities	2,187,600	1,627,100
Investment in trust	310,000	310,000

Total investment securities	38,428,871	39,177,329

Mortgage loans held for sale	6,632,010	7,994,603

Loans receivable	353,491,036	311,544,385
Less allowance for loan losses	(4,001,881)	(3,419,368)

Loans, net	349,489,155	308,125,017
Premises, furniture and equipment, net	13,770,135	10,020,537
Accrued interest receivable	2,464,531	2,189,742
Other real estate owned	1,386,380	345,550
Cash surrender value of life insurance	10,134,036	3,752,165
Other assets	2,442,529	1,726,044

Total assets	$456,210,722	$403,037,884

Liabilities:
Deposits:
Noninterest-bearing transaction accounts	$42,107,434	$39,222,574
Interest-bearing transaction accounts	33,243,099	29,437,107
Savings	78,831,730	79,663,175
Time deposits $100,000 and over	111,991,864	113,268,921
Other time deposits	106,763,956	72,845,121

Total deposits	372,938,083	334,436,898
Securities sold under agreements to repurchase	8,120,014	3,859,904
Advances from Federal Home Loan Bank	28,500,000	23,500,000
Junior subordinated debentures	10,310,000	10,310,000
Accrued interest payable	766,276	446,303
Other liabilities	1,483,086	834,144

Total liabilities	422,117,459	373,387,249

Commitments and contingencies (Notes 4, and 14)
Shareholders’ Equity:
Common stock, $0.01 par value, 20,000,000 shares authorized; 3,424,878 and 3,306,117 shares issued and outstanding at December 31, 2006 and 2005, respectively	34,249	33,061
Nonvested restricted stock	(66,131)	—
Capital surplus	25,257,814	24,127,329
Treasury stock	—	(9,896)
Retained earnings	8,857,755	5,611,847
Accumulated other comprehensive income (loss)	9,576	(111,706)

Total shareholders’ equity	34,093,263	29,650,635

Total liabilities and shareholders’ equity	$456,210,722	$403,037,884

The accompanying notes are an integral part of the consolidated financial statements.

FIRST RELIANCE BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Income

	For the years ended December 31,

	2006	2005	2004

Interest income:
Loans, including fees	$29,222,425	$21,236,608	$12,094,388
Investment securities:
Taxable	1,029,560	770,863	723,439
Tax exempt	639,710	553,993	415,347
Federal funds sold	687,352	478,597	16,942
Other interest income	137,538	91,051	40,365

Total	31,716,585	23,131,112	13,290,481

Interest expense:
Time deposits $100,000 and over	4,747,647	3,485,397	1,870,930
Other deposits	7,748,192	4,097,836	1,627,009
Other interest expense	1,717,860	1,395,446	563,129

Total	14,213,699	8,978,679	4,061,068

Net interest income	17,502,886	14,152,433	9,229,413
Provision for loan losses	1,392,491	1,811,317	1,361,762

Net interest income after provision for loan losses	16,110,395	12,341,116	7,867,651

Noninterest income:
Service charges on deposit accounts	1,691,913	1,357,214	1,231,759
Gain on sale of mortgage loans	1,901,967	877,843	584,023
Brokerage fees	138,340	160,569	131,626
Credit life insurance commissions	23,173	32,606	82,090
Other service charges, commissions, and fees	263,610	206,783	145,403
Gain on sale of securities available-for-sale	—	—	5,971
Gain (loss) on sale of other real estate	7,387	(66,815)	(55,966)
Loss on sale of fixed assets	(13)	(287)	(20,000)
Other	564,316	303,374	274,617

Total	4,590,693	2,871,287	2,379,523

Noninterest expenses:
Salaries and benefits	9,487,387	7,136,376	4,874,035
Occupancy	1,130,705	919,584	425,686
Furniture and equipment related expenses	727,457	712,308	616,186
Other operating	4,926,835	3,707,173	2,422,035

Total	16,272,384	12,475,441	8,337,942

Income before income taxes	4,428,704	2,736,962	1,909,232
Income tax expense	1,182,796	789,416	570,533

Net income	$3,245,908	$1,947,546	$1,338,699

Earnings per share:
Basic	$0.96	$0.60	$0.52

Diluted	$0.91	$0.57	$0.48

The accompanying notes are an integral part of the consolidated financial statements.

FIRST RELIANCE BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income
For the years ended December 31, 2006, 2005 and 2004

							Accumulated Other Compre- hensive Income (Loss)

	Common Stock				Nonvested Restricted Stock
			Capital Surplus	Treasury Stock		Retained Earnings
	Shares	Amount						Total

Balance, December 31, 2003	2,466,660	$24,667	$15,106,070	$—	$—	$2,325,602	$246,300	$17,702,639

Net income						1,338,699		1,338,699
Other comprehensive loss, net of tax benefit of $2,384							(4,629)	(4,629)

Comprehensive income								1,334,070
Proceeds from stock issuance	700,000	7,000	8,043,000					8,050,000
Costs associated with
Stock offering			(75,960)					(75,960)
Issuance of shares to 404(c) plan	37,282	372	354,924					355,296
Purchase of treasury stock				(7,396)				(7,396)

Balance, December 31, 2004	3,203,942	32,039	23,428,034	(7,396)	—	3,664,301	241,671	27,358,649
Net income						1,947,546		1,947,546
Other comprehensive loss, net of tax benefit of $182,043							(353,377)	(353,377)

Comprehensive income								1,594,169
Purchase of treasury stock				(2,500)				(2,500)
Issuance of shares to 404(c) plan	23,175	232	298,725					298,957
Exercise of stock options	79,000	790	400,570					401,360

Balance, December 31, 2005	3,306,117	33,061	24,127,329	(9,896)	—	5,611,847	(111,706)	29,650,635
Net income						3,245,908		3,245,908
Other comprehensive unrealized holding gains, net of tax expense of $63,441							121,282	121,282

Comprehensive income								3,367,190
Sale of treasury stock				9,896				9,896
Issuance of advisory board shares	945	9	15,016					15,025
Restricted stock issuance	6,771	68	99,695		(66,131)			33,632
Issuance of shares to 404(c) plan	32,674	327	472,420					472,747
Exercise of stock options	78,371	784	543,354					544,138

Balance, December 31, 2006	3,424,878	$34,249	$25,257,814	$—	$(66,131)	$8,857,755	$9,576	$34,093,263

The accompanying notes are an integral part of the consolidated financial statements.

FIRST RELIANCE BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

	For the years ended December 31,

	2006	2005	2004

Cash flows from operating activities:
Net income	$3,245,908	$1,947,546	$1,338,699
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Provision for loan losses	1,392,491	1,811,317	1,361,762
Depreciation and amortization expense	904,367	658,255	548,822
Gain on sales of securities available-for-sales	—	—	(5,971)
Discount accretion and premium amortization	62,497	86,839	108,066
Disbursements for mortgages held for sale	(129,199,377)	(74,459,914)	(25,160,598)
Proceeds from sales of mortgages held for sale	130,561,970	67,798,201	24,799,335
Writedown of other real estate owned	169,146	45,750	58,000
(Gain) loss on sale of other real estate owned	(7,387)	(8,735)	18,815
Deferred income tax (benefit)	(276,141)	(136,148)	(50,801)
Increase in interest receivable	(274,789)	(774,975)	(509,010)
Decrease in interest payable	319,973	(251,808)	299,784
(Increase) decrease in other assets and cash surrender value of life insurance	(7,211,901)	75,534	(3,989,862)
Increase in other liabilities	648,942	419,657	116,997

Net cash provided (used) by operating activities	335,699	(2,788,481)	(1,065,962)

Cash flows from investing activities:
Purchases of securities available-for-sale	(1,521,226)	(13,757,943)	(11,232,623)
Maturities of securities available-for-sale	2,952,409	4,581,871	4,268,455
Proceeds from sales of nonmarketable equity securities	711,000	1,629,000	5,976,385
Purchases of nonmarketable equity securities	(1,271,500)	(1,660,150)	(839,700)
Purchase of junior subordinated debentures	—	(310,000)	—
Proceeds from the sales of nonmarketable equity securities	—	—	180,000
Net increase in loans receivable	(45,103,300)	(74,687,811)	(99,855,322)
Purchases of premises, furniture and equipment	(4,347,627)	(4,815,411)	(643,405)
Proceeds from disposal of premises, furniture and equipment	19,908	28,021	—
Proceeds from sale of other real estate owned	1,144,082	293,377	408,455

Net cash used by investing activities	(47,416,254)	(88,699,046)	(101,737,755)

Cash flows from financing activities:
Net increase in demand deposits, interest-bearing transaction accounts and savings accounts	5,859,407	58,937,487	36,217,217
Net increase in certificates of deposit and other time deposits	32,641,778	50,005,584	49,861,660
Increase (decrease) in advances from Federal Home Loan Bank	5,000,000	(4,400,000)	8,800,000
Increase (decrease) in federal funds purchased	—	—	(1,043,000)
Net increase (decrease) in securities sold under agreements to repurchase	4,260,110	798,001	698,333
Proceeds from junior subordinated debentures	—	10,310,000	—
Stock issuance costs	—	—	(75,960)
Exercise of stock options	544,138	401,360	—
Proceeds from stock issuance	—	—	8,050,000
Advisory board stock	15,025	—	—
401(k) purchase	472,747	298,957	355,296
Restricted stock	33,632	—	—
Purchase of treasury stock	9,896	(2,500)	(7,396)

Net cash provided by financing activities	48,836,733	116,348,889	102,856,150

Net increase (decrease) in cash and cash equivalents	1,756,178	24,861,362	52,433
Cash and cash equivalents, beginning of year	29,706,897	4,845,535	4,793,102

Cash and cash equivalents, end of year	$31,463,075	$29,706,897	$4,845,535

Cash paid during the year for:
Income taxes	$1,475,090	$763,000	$658,331

Interest	$13,893,726	$9,274,393	$3,761,284

Supplemental noncash investing and financing activities:
Foreclosures on loans	$2,346,671	$355,344	$526,475

The accompanying notes are an integral part of the consolidated financial statements.

FIRST RELIANCE BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - First Reliance Bancshares, Inc. (the Company) was incorporated to serve as a bank holding company for its subsidiary, First Reliance Bank (the Bank).  First Reliance Bank was incorporated on August 9, 1999 and commenced business on August 16, 1999.  The principal business activity of the Bank is to provide banking services to domestic markets, principally in Florence, Lexington, and Charleston Counties in South Carolina.  The Bank is a state-chartered commercial Bank, and its deposits are insured by the Federal Deposit Insurance Corporation.  The consolidated financial statements include the accounts of the parent company and its wholly-owned subsidiary after elimination of all significant intercompany balances and transactions.  In 2005, the Company formed First Reliance Capital Trust I (the “Trust”) for the purpose of issuing trust preferred securities.  In accordance with current accounting guidance, the Trust is not consolidated in these financial statements.

Management’s Estimates - The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for losses on loans, including valuation allowances for impaired loans, and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans.  In connection with the determination of the allowances for losses on loans and foreclosed real estate, management obtains independent appraisals for significant properties.  Management must also make estimates in determining the estimated useful lives and methods for depreciating premises and equipment.

While management uses available information to recognize losses on loans and foreclosed real estate, future additions to the allowances may be necessary based on changes in local economic conditions.  In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowances for losses on loans and foreclosed real estate.  Such agencies may require the Company to recognize additions to the allowances based on their judgments about information available to them at the time of their examinations.  Because of these factors, it is reasonably possible that the allowances for losses on loans and foreclosed real estate may change materially in the near term.

Concentrations of Credit Risk - Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of loans receivable, investment securities, federal funds sold and amounts due from banks.

The Company makes loans to individuals and small businesses for various personal and commercial purposes primarily in Florence, Lexington, Charleston and Mount Pleasant, South Carolina.  At December 31, 2006, the majority of the total loan portfolio was to borrowers from within these areas.

The Company’s loan portfolio is not concentrated in loans to any single borrower or a relatively small number of borrowers.  Additionally, management is not aware of any concentrations of loans to groups of borrowers or industries that would be similarly affected by economic conditions.

In addition to monitoring potential concentrations of loans to particular borrowers or groups of borrowers, industries and geographic regions, management monitors exposure to credit risk from concentrations of lending products and practices such as loans that subject borrowers to substantial payment increases (e.g. principal deferral periods, loans with initial interest-only periods, etc), and loans with high loan-to-value ratios.  Management has determined that there is no concentration of credit risk associated with its lending policies or practices.

Additionally, there are industry practices that could subject the Company to increased credit risk should economic conditions change over the course of a loan’s life.  For example, the Company makes variable rate loans and fixed rate principal-amortizing loans with maturities prior to the loan being fully paid (i.e. balloon payment loans).  These loans are underwritten and monitored to manage the associated risks.  Therefore, management believes that these particular practices do not subject the Company to unusual credit risk.

The Company’s investment portfolio consists principally of obligations of the United States and its agencies or its corporations.  In the opinion of management, there is no concentration of credit risk in its investment portfolio.  The Company places its deposits and correspondent accounts with and sells its federal funds to high quality institutions. Management believes credit risk associated with correspondent accounts is not significant.

FIRST RELIANCE BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Securities Available-for-Sale - Securities available-for-sale are carried at amortized cost and adjusted to estimated market value by recognizing the aggregate unrealized gains or losses in a valuation account.  Aggregate market valuation adjustments are recorded in shareholders’ equity net of deferred income taxes.  Reductions in market value considered by management to be other than temporary are reported as a realized loss and a reduction in the cost basis of the security. The adjusted cost basis of investments available-for-sale is determined by specific identification and is used in computing the gain or loss upon sale.

Nonmarketable Equity Securities - Nonmarketable equity securities include the cost of the Company’s investment in the stock of Federal Home Loan Bank and the stock of another community bank holding company.  The stock has no quoted market value and no ready market exists.  Investment in the Federal Home Loan Bank is a condition of borrowing from the Federal Home Loan Bank, and the stock is pledged to collateralize such borrowings.  At December 31, 2006 and 2005, the Company’s investment in Federal Home Loan Bank stock was $2,087,600 and $1,627,100, respectively. Dividends received on this stock are included as a separate component of interest income.  In 2006, the Company purchased $100,000 of common stock in Harbor Bank Group, Inc.

Loans receivable - Loans receivable are stated at their unpaid principal balance.  Interest income is computed using the simple interest method and is recorded in the period earned.

When serious doubt exists as to the collectibility of a loan or when a loan becomes contractually ninety days past due as to principal or interest, interest income is generally discontinued unless the estimated net realizable value of collateral exceeds the principal balance and accrued interest.  When interest accruals are discontinued, income earned but not collected is reversed.

Loan origination and commitment fees and certain direct loan origination costs (principally salaries and employee benefits) are deferred and amortized to income over the contractual life of the related loans or commitments, adjusted for prepayments, using the straight-line method.

Impaired loans are measured based on the present value of discounted expected cash flows.  When it is determined that a loan is impaired, a direct charge to bad debt expense is made for the difference between the net present value of expected future cash flows based on the contractual rate and discount rate and the Company’s recorded investment in the related loan.  The corresponding entry is to a related allowance account.  Interest is discontinued on impaired loans when management determines that a borrower may be unable to meet payments as they become due.

Allowance for Loan Losses - An allowance for loan losses is maintained at a level deemed appropriate by management to provide adequately for known and inherent risks in the loan portfolio.  The allowance is based upon a continuing review of past loan loss experience, current and future economic conditions which may affect the borrowers’ ability to pay and the underlying collateral value of the loans.  Loans, which are deemed to be uncollectible, are charged off and deducted from the allowance.  The provision for loan losses and recoveries of loans previously charged off are added to the allowance.

Residential Mortgages Held-For-Sale - The Company’s mortgage activities are comprised of accepting residential mortgage loan applications, qualifying borrowers to standards established by investors, funding residential mortgages and selling mortgages to investors under pre-existing commitments.  Funded residential mortgages held temporarily for sale to investors are recorded at the lower of cost or market value.

Other Real Estate Owned - Other real estate owned includes real estate acquired through foreclosure.  Other real estate owned is carried at the lower of cost (principal balance at the date of foreclosure) or fair value minus estimated costs to sell.  Any write-downs at the date of foreclosure are charged to the allowance for loan losses.  Expenses to maintain such assets, subsequent changes in the valuation allowance, and gains and losses on disposal are included in other expenses.

FIRST RELIANCE BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Premises, Furniture and Equipment - Premises, furniture and equipment are stated at cost, less accumulated depreciation.  The provision for depreciation is computed by the straight-line method, based on the estimated useful lives for buildings of 40 years and furniture and equipment of 5 to 10 years.  Leasehold improvements are being amortized over 20 years.  The cost of assets sold or otherwise disposed of and the related allowance for depreciation is eliminated from the accounts and the resulting gains or losses are reflected in the income statement when incurred.  Maintenance and repairs are charged to current expense.  The costs of major renewals and improvements are capitalized.

Cash Surrender Value of Life Insurance - Cash surrender value of life insurance represents the cash value of policies on certain officers of the Bank.

Residential Mortgage Origination Fees  Residential mortgage origination fees include fees from residential mortgage loans originated by the Company and subsequently sold in the secondary market.  These fees are recognized as income at the time of the sale to the investor.

Income Taxes - Income taxes are the sum of amounts currently payable to taxing authorities and the net changes in income taxes payable or refundable in future years.  Income taxes deferred to future years are determined utilizing a liability approach.  This method gives consideration to the future tax consequences associated with differences between financial accounting and tax bases of certain assets and liabilities which are principally the allowance for loan losses and depreciable premises and equipment.

Advertising Expense - Advertising and public relations costs are generally expensed as incurred.  External costs incurred in producing media advertising are expensed the first time the advertising takes place.  External costs relating to direct mailing costs are expended in the period in which the direct mailings are sent.  Advertising and public relations costs of $373,005, $291,903 and $124,448 were included in the Company’s results of operations for 2006, 2005 and 2004.

Retirement Benefits - A trusteed retirement savings plan is sponsored by the Company and provides retirement benefits to substantially all officers and employees who meet certain age and service requirements.  The plan includes a “salary reduction” feature pursuant to Section 401(k) of the Internal Revenue Code.  In 2004, the Company converted the 401(k) plan to a 404(c) plan.  The 404 (c) plan changes investment alternatives to include the Company’s stock.  Under the plan and present policies, participants are permitted to make contributions up to 15% of their annual compensation.  At its discretion, the Company can make matching contributions up to 6% of the participants’ compensation.  The Company charged $229,032, $169,112 and $112,636 to earnings for the retirement savings plan in 2006, 2005 and 2004, respectively.

During 2006, the Board of Directors approved a supplemental retirement plan for the directors and certain officers. These benefits are not qualified under the Internal Revenue Code and they are not funded. However, certain funding is provided informally and indirectly by life insurance policies. The cash surrender value of the life insurance policies are recorded as a separate line item in the accompanying balances sheets at $3,424,586 and $3,301,417 at December 31, 2006 and 2005, respectively. Income earned on these policies is reflected as a separate line item in the Consolidated Statements of Income. The Company recorded expense related to these benefits of $151,631 in 2006.

Equity Incentive Plan - On January 19, 2006, the Company approved the 2006 Equity Incentive Plan.  This plan provides for the granting of dividend equivalent rights, options, performance unit awards, phantom shares, stock appreciation rights and stock awards, each of which shall be subject to such conditions based upon continued employment, passage of time or satisfaction of performance criteria or other criteria as permitted by the plan.  The plan allows granting up to 350,000 shares of stock, to officers, employees, and directors, consultants and service providers of the Company or its affiliates.  Awards may be granted for a term of up to ten years from the effective date of grant. Under this Plan, our Board of Directors has sole discretion as to the exercise date of any awards granted.  The per-share exercise price of incentive stock options may not be less than the market value of a share of common stock on the date the option is granted.  Any options that expire unexercised or are canceled become available for re-issuance.  No awards may be made on or after January 19, 2016.  The Company’s equity incentive plan is further described in Note 16.

Stock-Based Compensation - On January 1, 2006, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” (“SFAS 123(R)”) to account for compensation costs under its stock option and other equity incentive plans.  The Company previously utilized the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (as amended) (“APB 25”).  Under the intrinsic value method prescribed by APB 25, no compensation costs were recognized for the Company’s stock options because the option exercise price in its plans equals the market price on the date of grant.  Prior to January 1, 2006, the Company only disclosed the pro forma effects on net income and earnings per share as if the fair value recognition provisions of SFAS 123(R) had been utilized.

FIRST RELIANCE BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Stock-Based Compensation - continued

During the second quarter of 2005, the Company accelerated the vesting of all options outstanding under the plan established in 2003 and no options have been granted since June 2005.  The following table illustrates the effect on net income and earnings per share as if the fair value based method had been applied to all outstanding and unvested awards in each period.  For 2005 and 2004, pro forma compensation expense is attributed to the 2003 plan.  The stock-based compensation expense for 2006 results from the issuance of stock appreciation rights and restricted stock under the 2006 Equity Incentive Plan.  The Company’s 2006 Equity Incentive Plan is further described in Note 16.  The Company’s 2003 plan is further described in Note 17.

	For the years ended December 31,

	2006	2005	2004

Net income, as reported	$3,245,908	$1,947,546	$1,338,699
Add: Stock-based compensation expense included in reported net income, net of related tax effects	61,037	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(61,037)	(767,326)	(234,770)

Pro forma net income	$3,245,908	$1,180,220	$1,103,929

Earnings per share:
Basic - as reported	$0.96	$0.60	$0.52

Basic - pro forma	$0.96	$0.36	$0.43

Diluted - as reported	$0.91	$0.57	$0.48

Diluted - pro forma	$0.91	$0.34	$0.40

In calculating the pro forma disclosures for 2005 and 2004, and the stock appreciation rights granted in 2006, the fair value of options granted is estimated as of the date granted using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2006	2005	2004

Dividend yield	0.00%	0.00%	0.00%
Expected volatility	20.0%	38.22%	44.47%
Risk-free interest rate	4.38%	4.17%	4.38%
Expected life	10 years	8 years	10 years

The decision to accelerate vesting in 2005 of the 2003 plan-related options avoided recognition of pre-tax compensation expense by the Company upon the adoption of SFAS 123(R).  In the Company’s view, the future compensation expense could outweigh the incentive and retention value associated with the stock options.  The future pre-tax compensation expense that was or will be avoided, based upon the effective date of January 1, 2006, is approximately $419,263 and $108,981 in fiscal years 2006 and 2007, respectively.  The Company believes that the acceleration of vesting stock options meets the criteria for variable accounting under FIN No. 44.  Based upon past experience, the Company believes the grantees of these stock options will remain as a director or employee of the Company.

FIRST RELIANCE BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Common Stock Owned by the 401(k) Plan and Employee Stock Ownership Plan (ESOP) - All shares held by the 401(k) and ESOP Plans, collectively referred to as the “404(c),” are treated as outstanding for purposes of computing earnings per share. 404(c) purchases and redemptions of the Company’s common stock are at estimated fair value as determined by independent valuations.  Dividends on 404 (c) shares are charged to retained earnings.  At December 31, 2006, the 404 (c) owned 107,445 shares of the Company’s common stock with an estimated value of $1,676,142.  All of these shares were allocated.  At December 31, 2005, the 404 (c) owned 66,991 shares of the Company’s common stock with an estimated value of $1,038,361.  Contributions to the 404 (c) in 2006, 2005 and 2004 were $229,032, $169,112 and $112,636, respectively.

Earnings Per Share - Basic earnings per share represents income available to shareholders divided by the weighted-average number of common shares outstanding during the period.  Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued.  Potential common shares that may be issued by the Company relate solely to outstanding stock options and are determined using the treasury stock method (see Note 15).

Comprehensive Income - Accounting principles generally require that recognized income, expenses, gains, and losses be included in net income.  Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

The components of other comprehensive income and related tax effects are as follows:

	For the years ended December 31,

	2006	2005	2004

Unrealized gains (losses) on securities available-for-sale:	$184,723	$(535,420)	$(7,014)
Reclassification adjustment for gains realized in net income	—	—	(5,971)

Net unrealized gains (losses) on securities	184,723	(535,420)	(12,985)
Tax effect	(63,441)	182,043	8,356

Net-of-tax amount	$121,282	$(353,377)	$(4,629)

Statements of Cash Flows - For purposes of reporting cash flows in the consolidated financial statements, the Company considers certain highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Cash equivalents include amounts due from banks and federal funds sold.  Generally, federal funds are sold for one-day periods.

Changes in the valuation account of securities available-for-sale, including the deferred tax effects, are considered noncash transactions for purposes of the statement of cash flows and are presented in detail in the notes to the consolidated financial statements.

Off-Balance-Sheet Financial Instruments - In the ordinary course of business, the Company enters into off-balance-sheet financial instruments consisting of commitments to extend credit and letters of credit.  These financial instruments are recorded in the consolidated financial statements when they become payable by the customer.

FIRST RELIANCE BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Recent Accounting Pronouncements - The following is a summary of recent authoritative pronouncements that may affect accounting, reporting, and disclosure of financial information by the Company:

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting (“SFAS”) No. 155, “Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140.”  This Statement amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”  This Statement resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.”  FAS 155 permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest only-strips and principal-only strips are not subject to the requirements of Statement 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends Statement 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.  SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006.  The Company does not believe that the adoption of SFAS No. 155 will have a material impact on its financial position, results of operations or cash flows.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140.”  This Statement amends FASB No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities.  SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract; requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; permits an entity to choose its subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities; at its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value; and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. An entity should adopt SFAS No. 156 as of the beginning of its first fiscal year that begins after September 15, 2006.  The Company does not believe the adoption of SFAS No. 156 will have a material impact on its financial position, results of operations or cash flows.

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in enterprises’ financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”.  FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Company is currently analyzing the effects of FIN 48 on its financial position, results of operations and cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  This standard does not require any new fair value measurements, but rather eliminates inconsistencies found in various prior pronouncements. SFAS 157 is effective for the Company on January 1, 2008 and is not expected to have a significant impact on the Company’s financial statements.

FIRST RELIANCE BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Recent Accounting Pronouncements (continued) - In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”), which amends SFAS 87 and SFAS 106 to require recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet.  Under SFAS 158, gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS 87 and SFAS 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost.  The measurement date - the date at which the benefit obligation and plan assets are measured - is required to be the company’s fiscal year end. SFAS 158 is effective for publicly-held companies for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008.  The Company does not have a defined benefit pension plan.  Therefore, SFAS 158 will not impact  the Company’s financial conditions or results of operations.

In September, 2006, The FASB ratified the consensuses reached by the FASB’s Emerging Issues Task Force (“EITF”) relating to EITF 06-4 “Accounting for the Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements”.  EITF 06-4 addresses employer accounting for endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods should recognize a liability for future benefits in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”, or Accounting Principles Board (“APB”) Opinion No. 12, “Omnibus Opinion-1967”.  EITF 06-4 is effective for fiscal years beginning after December 15, 2007. Entities should recognize the effects of applying this Issue through either (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption or (b) a change in accounting principle through retrospective application to all prior periods.  The Company does not believe the adoption of EITF 06-4 will have a material impact on its financial position, results of operations or cash flows.

In September 2006, the FASB ratified the consensus reached related to EITF 06-5,“Accounting for Purchases of Life Insurance - Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance.”  EITF 06-5 states that a policyholder should consider any additional amounts included in the contractual terms of the insurance policy other than the cash surrender value in determining the amount that could be realized under the insurance contract.  EITF 06-5 also states that a policyholder should determine the amount that could be realized under the life insurance contract assuming the surrender of an individual-life by individual-life policy (or certificate by certificate in a group policy).  EITF 06-5 is effective for fiscal years beginning after December 15, 2006.  The Company does not believe the adoption of EITF 06-5 will have a material impact on its financial position, results of operations or cash flows.

In September 2006, the SEC issued Staff Accounting Bulleting No. 108 (“SAB 108”).  SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a potential current year misstatement.  Prior to SAB 108, Companies might evaluate the materiality of financial statement misstatements using either the income statement or balance sheet approach, with the income statement approach focusing on new misstatements added in the current year, and the balance sheet approach focusing on the cumulative amount of misstatement present in a company’s balance sheet.  Misstatements that would be material under one approach could be viewed as immaterial under another approach, and not be corrected.  SAB 108 now requires that companies view financial statement misstatements as material if they are material according to either the income statement or balance sheet approach.  The Company has analyzed SAB 108 and determined that upon adoption it will have no impact on the reported results of operations or financial condition.

FIRST RELIANCE BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Recent Accounting Pronouncements (continued) - In December 2006, the FASB issued a Staff Position (“FSP”) on EITF 00-19-2, “Accounting for Registration Payment Arrangements (“FSP EITF 00-19-2”).  This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies.” If the transfer of consideration under a registration payment arrangement is probable and can be reasonably estimated at inception, the contingent liability under the registration payment arrangement is included in the allocation of proceeds from the related financing transaction (or recorded subsequent to the inception of a prior financing transaction) using the measurement guidance in SFAS No. 5.  This FSP is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the issuance of the FSP.  For prior arrangements, the FSP is effective for financial statements issued for fiscal years beginning after December 15, 2006 and interim periods within those years.  The Company does not believe the adoption of this FSP will have a material impact on its financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115.”  This statement permits, but does not require, entities to measure many financial instruments at fair value.  The objective is to provide entities with an opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  Entities electing this option will apply it when the entity first recognizes an eligible instrument and will report unrealized gains and losses on such instruments in current earnings. This statement (1) applies to all entities, (2) specifies certain election dates, (3) can be applied on an instrument-by-instrument basis with some exceptions, (4) is irrevocable, and (5) applies only to entire instruments.  One exception is demand deposit liabilities which are explicitly excluded as qualifying for fair value.  With respect to SFAS 115, available-for-sale and held-to-maturity securities at the effective date are eligible for the fair value option at that date.  If the fair value option is elected for those securities at the effective date, cumulative unrealized gains and losses at that date shall be included in the cumulative-effect adjustment and thereafter, such securities will be accounted for as trading securities.  SFAS 159 is effective for the Company on January 1, 2008.  Earlier adoption is permitted in 2007 if the Company also elects to apply the provisions of SFAS 157, “Fair Value Measurement.”  The Company is currently analyzing the fair value option provided under SFAS 159.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations and cash flows.

Risks and Uncertainties - In the normal course of its business, the Company encounters two significant types of risks: economic and regulatory.  There are three main components of economic risk:  interest rate risk, credit risk and market risk.  The Company is subject to interest rate risk to the degree that its interest-bearing liabilities mature or reprice at different speeds, or on different basis, than its interest-earning assets.  Credit risk is the risk of default on the Company’s loan portfolio that results from borrower’s inability or unwillingness to make contractually required payments.  Market risk reflects changes in the value of collateral underlying loans receivable and the valuation of real estate held by the Company.

The Company is subject to the regulations of various governmental agencies.  These regulations can and do change significantly from period to period.  The Company also undergoes periodic examinations by the regulatory agencies, which may subject it to further changes with respect to asset valuations, amounts of required loss allowances and operating restrictions from the regulators’ judgments based on information available to them at the time of their examination.

Reclassifications - Certain captions and amounts in the 2005 and 2004 consolidated financial statements were reclassified to conform with the 2006 presentation.

FIRST RELIANCE BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 2 - CASH AND DUE FROM BANKS

The Company is required to maintain balances with The Federal Reserve computed as a percentage of deposits.  At December 31, 2006 and 2005, this requirement was $1,389,000 and $1,205,000, respectively.  This requirement was met by vault cash and balances on deposit with the Federal Reserve.

NOTE 3 - INVESTMENT SECURITIES

The amortized cost and estimated fair values of securities available-for-sale were:

		Gross Unrealized
	Amortized Cost			Estimated Fair Value
		Gains	Losses

December 31, 2006
Government sponsored enterprises	$4,990,352	$—	$40,039	$4,950,313
U.S. Government agencies	380,315	1,226	321	381,220
Mortgage-backed securities	15,521,860	20,151	339,685	15,202,326
Municipals	14,805,485	281,449	1,027	15,085,907
Other	218,750	92,755	—	311,505

	$35,916,762	$395,581	$381,072	$35,931,271

December 31, 2005
Government sponsored enterprises	$4,985,506	$—	$64,160	$4,921,346
U.S. Government agencies	549,485	—	13,748	535,737
Mortgage-backed securities	17,809,080	17,682	414,987	17,411,775
Municipals	13,947,622	327,337	22,338	14,252,621
Other	118,750	—	—	118,750

	$37,410,443	$345,019	$515,233	$37,240,229

The following is a summary of maturities of securities available-for-sale as of December 31, 2006.  The amortized cost and estimated fair values are based on the contractual maturity dates.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty.

	Securities Available-For-Sale

	Amortized Cost	Estimated Fair Value

Due within one year	$—	$—
Due after one year but within five years	6,131,364	6,093,861
Due after five years but within ten years	595,577	596,262
Due after ten years	13,449,211	13,727,317

	20,176,152	20,417,440
Mortgage-backed securities	15,521,860	15,202,326
Other	218,750	311,505

Total	$35,916,762	$35,931,271

FIRST RELIANCE BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 3 - INVESTMENT SECURITIES - continued

The following table shows gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2006 and 2005.

Securities Available for Sale

	Less than twelve months		Twelve months or more		Total

	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses

December 31, 2006
Government sponsored enterprises	$—	$—	$4,950,313	$(40,039)	$4,950,313	$(40,039)
U.S. government agencies	—	—	69,742	(321)	69,742	(321)
Municipals	2,035,393	(1,027)	—	—	2,035,393	(1,027)
Mortgage-backed securities	—	—	11,363,211	(339,685)	11,363,211	(339,685)

Total	$2,035,393	$(1,027)	$16,383,266	$(380,045)	$18,418,659	$(381,072)

December 31, 2005
Government sponsored enterprises	$4,921,346	$64,160	$—	$—	$4,921,346	$64,160
U.S. government agencies	535,736	13,748	—	—	535,736	13,748
Municipals	2,298,360	22,338	—	—	2,298,360	22,338
Mortgage-backed securities	5,223,283	53,361	10,232,228	361,626	15,455,511	414,987

Total	$12,978,725	$153,607	$10,232,228	$361,626	$23,210,953	$515,233

Securities classified as available-for-sale are recorded at fair market value.  Approximately 99.73% of the unrealized losses, or 14 individual securities, consisted of securities in a continuous loss position for twelve months or more.  The Company has the ability and intent to hold these securities until such time as the value recovers or the securities mature. The Company believes, based on industry analyst reports and credit ratings, that the deterioration in value is attributable to changes in market interest rates and is not in the credit quality of the issuer and therefore, these losses are not considered other-than-temporary.

At December 31, 2006 and 2005, securities with amortized costs of $6,224,406 and $6,249,272 and estimated fair values of $6,272,303 and $6,197,692 , respectively, were pledged to secure public deposits and for other purposes as required and permitted by law.

NOTE 4 - LOANS RECEIVABLE

Major classifications of loans receivable are summarized as follows:

	December 31,

	2006	2005

Mortgage loans on real estate:
Residential 1-4 family	$50,844,955	$50,937,658
Multifamily	7,826,863	6,322,957
Commercial	127,213,968	106,125,103
Construction	64,118,098	52,267,759
Second mortgages	4,513,048	4,885,095
Equity lines of credit	27,853,374	24,570,163

	282,370,306	245,108,735
Commercial and industrial	51,710,250	50,320,434
Consumer	12,728,353	13,953,632
Other	6,682,127	2,161,584

Total gross loans	$353,491,036	$311,544,385

The Company has pledged certain loans as collateral to secure its borrowings from the Federal Home Loan Bank.  The total of loans pledged was $158,978,811 at December 31, 2006.

FIRST RELIANCE BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 4 - LOANS RECEIVABLE - continued

The Company identifies impaired loans through its normal internal loan review process.  Loans on the Company’s problem loan watch list are considered potentially impaired loans.  These loans are evaluated in determining whether all outstanding principal and interest are expected to be collected.  Loans are not considered impaired if a minimal delay occurs and all amounts due including accrued interest at the contractual interest rate for the period of delay are expected to be collected.  At December 31, 2006, impaired loans totaled $1,313,993, and specific collected write downs on these loans totaled $189,992.  Accrued interest related to these loans totaled $6,115.

Transactions in the allowance for loan losses are summarized below:

	For the years ended December 31,

	2006	2005	2004

Balance, beginning of year	$3,419,368	$2,758,225	$1,752,282
Provision charged to operations	1,392,491	1,811,317	1,361,762
Recoveries on loans previously charged-off	246,600	81,813	35,156
Loans charged-off	(1,056,578)	(1,231,987)	(390,975)

Balance, end of year	$4,001,881	$3,419,368	$2,758,225

There were $463,991 in loans past due ninety days or more and still accruing interest and $670,650 in loans in nonaccrual status at December 31, 2006.  As of December 31, 2005, there were $704,800 in loans past due ninety days or more and still accruing interest and $1,792,702 in loans on nonaccrual status.

Loans sold with limited recourse are 1-4 family residential mortgages originated by the Company and sold to various other financial institutions.  These loans are sold with the agreement that a loan may be returned to the Company at any time in the event the Company fails to provide necessary documents related to the mortgages to the buyers, or if it makes false representations or warranties to the buyers.  Loans sold under these agreements in 2006 total $3,036,057.  The Company uses the same credit policies in making loans held for sale as it does for on-balance-sheet instruments.

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments consist of commitments to extend credit and standby letters of credit.  Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  A commitment involves, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet.  The Company’s exposure to credit loss in the event of nonperformance by the other party to the instrument is represented by the contractual notional amount of the instrument. Since certain commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The Company uses the same credit policies in making commitments to extend credit as it does for on-balance-sheet instruments.  Letters of credit are conditional commitments issued to guarantee a customer’s performance to a third party and have essentially the same credit risk as other lending facilities.

Collateral held for commitments to extend credit and standby letters of credit varies but may include accounts receivable, inventory, property, plant, equipment, and income-producing commercial properties.

The following table summarizes the Company’s off-balance-sheet financial instruments whose contract amounts represent credit risk:

	December 31,

	2006	2005

Commitments to extend credit	$67,370,404	$59,196,000
Standby letters of credit	3,543,270	1,699,000

FIRST RELIANCE BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 5 - PREMISES, FURNITURE AND EQUIPMENT

Premises, furniture and equipment consisted of the following:

	December 31,

	2006	2005

Land	$4,835,609	$4,655,609
Building	4,349,778	4,066,613
Leasehold improvements	141,517	117,197
Furniture and equipment	2,676,121	2,262,900
Construction in progress	4,425,102	1,017,947

Total	16,428,127	12,120,266
Less, accumulated depreciation	2,657,992	2,099,729

Premises and equipment, net	$13,770,135	$10,020,537

Depreciation expense for the years ended December 31, 2006, 2005 and 2004 amounted to $558,262, $658,255 and $548,822, respectively.

Construction in process consists of renovations to the Company’s corporate office and architect fees and site work for the Lexington and Mount Pleasant branches.

NOTE 6 - DEPOSITS

At December 31, 2006, the scheduled maturities of time deposits were as follows:

Maturing In	Amount

2007	$194,136,765
2008	17,676,538
2009	4,568,315
2010	561,608
2011	1,812,594

Total	$218,755,820

Included in total time deposits at December 31, 2006 and 2005 were brokered time deposits of $29,515,694 and $39,213,743, respectively.

NOTE 7 - SHORT-TERM BORROWINGS

Short-term borrowings payable are securities sold under agreements to repurchase which generally mature on a one to thirty day basis.  Information concerning securities sold under agreements to repurchase is summarized as follows:

	For the years ended December 31,

	2006	2005

Balance at end of the year	$8,120,014	$3,859,904
Average balance during the year	6,064,366	3,599,716
Average interest rate during the year	4.27%	2.54%
Maximum month-end balance during the year	8,190,397	4,223,149

Under the terms of the repurchase agreement, the Company sells an interest in securities issued by United States Government agencies and agrees to repurchase the same securities the following business day.  As of December 31, 2006 and 2005, the par value and market value of the securities held by the third-party for the underlying agreements were $6,087,273 and $4,818,637, respectively, and $6,148,139 and $4,791,987, respectively.

FIRST RELIANCE BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 8 - ADVANCES FROM FEDERAL HOME LOAN BANK

Advances from the Federal Home Loan Bank consisted of the following:

		December 31,

Description	Interest Rate	2006	2005

Fixed rate advances maturing:
February 3, 2006	3.40%	$—	$5,000,000
April 10, 2006	2.60%	—	1,000,000
December 19, 2006	2.87%	—	1,500,000
January 12, 2007	3.72%	2,000,000	2,000,000
April 9, 2007	3.13%	1,000,000	1,000,000
July 2, 2007	3.56%	500,000	500,000
December 19, 2007	3.44%	1,500,000	1,500,000
April 8, 2008	3.46%	1,000,000	1,000,000
Variable rate advances maturing:
March 19, 2009	2.48%	3,000,000	3,000,000
June 29, 2009	5.30%	5,000,000	—
July 5, 2012	4.08%	1,000,000	1,000,000
March 10, 2015	3.44%	6,000,000	6,000,000
Daily variable rate advances maturing:
Daily	Variable	7,500,000	—

		$28,500,000	$23,500,000

Scheduled principal reductions of Federal Home Loan Bank advances are as follows:

Amount

2007	$12,500,000
2008	1,000,000
2009	8,000,000
2010	—
2011	—
Thereafter	7,000,000

Total	$28,500,000

FIRST RELIANCE BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 9 - JUNIOR SUBORDINATED DEBENTURES

On June 30, 2005 the Company formed First Reliance Capital Trust I (the “Trust”) for the purpose of issuing trust preferred securities, which enabled the Company to obtain Tier 1 capital on a consolidated basis for regulatory purposes. On July 1, 2005, the Company closed a private offering of $10,000,000 of floating rate preferred securities offered and sold by the Trust.  The proceeds from such issuance, together with the proceeds from a related issuance of common securities of the Trust purchased by the Company in the amount of $310,000, were invested by the Trust in floating rate Junior Subordinated Debentures issued by the Company (the “Debentures”) totaling $10,310,000.  The Debentures are due and payable on November 23, 2035 and may be redeemed by the Company after five years, and sooner in certain specific events, including in the event that certain circumstances render the Debentures ineligible for treatment as Tier 1 capital, subject to prior approval by the Federal Reserve Board, if then required.  The Debentures presently qualify as Tier 1 capital for regulatory reporting.  The sole assets of the Trust are the Debentures.  The Company owns 100% of the common securities of the Trust.  The Debentures are unsecured and rank junior to all senior debt of the Company.  At December 31, 2006, the floating rate preferred securities and the Debentures had an annual interest rate of 5.93%.  This interest rate is fixed until August 23, 2010, when the interest rate will adjust quarterly.  After August 23, 2010, the interest rate will equal three-month LIBOR plus 1.83%.

NOTE 10 - RESTRICTIONS ON SHAREHOLDERS’ EQUITY

South Carolina banking regulations restrict the amount of dividends that can be paid to shareholders.  All of the Bank’s dividends to First Reliance Bancshares, Inc. are payable only from the undivided profits of the Bank.  At December 31, 2006, the Bank had undivided profits of $9,284,761.  The Bank is authorized to upstream 100% of net income in any calendar year without obtaining the prior approval of the Commissioner of Banking provided that the Bank received a composite rating of one or two at the last Federal or State regulatory examination.  Under Federal Reserve Board regulations, the amounts of loans or advances from the Bank to the parent company are also restricted.

NOTE 11 - OTHER OPERATING EXPENSE

Other operating expenses are summarized below:

	For the years ended December 31,

	2006	2005	2004

Professional fees	$470,927	$431,305	$193,094
Office supplies, forms, and stationery	275,028	224,235	144,798
Advertising	373,005	291,903	124,448
Data processing and supplies	32,067	20,616	12,597
Employee education and conventions	65,239	60,015	48,502
Computer supplies and software amortization	441,276	483,168	342,487
Telephone	197,085	153,922	121,249
Directors fees	172,426	138,600	91,100
Other	2,899,782	1,903,409	1,343,760

Total	$4,926,835	$3,707,173	$2,422,035

FIRST RELIANCE BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 12 - INCOME TAXES

Income tax expense is summarized as follows:

	For the years ended December 31,

	2006	2005	2004

Currently payable
Federal	$1,294,202	$828,285	$707,796
State	164,735	97,745	66,667

Total current	1,458,937	926,030	774,463

Deferred income taxes	(212,700)	(318,657)	(206,314)

Total income tax expense	$1,246,237	$607,373	$568,149

Income tax expense is allocated as follows:
To continuing operations	$1,182,796	$789,416	$570,533
To shareholders’ equity	63,441	(182,043)	(2,384)

	$1,246,237	$607,373	$568,149

The components of deferred tax assets and deferred tax liabilities are as follows:

	December 31,

	2006	2005	2004

Deferred tax assets:
Allowance for loan losses	$1,072,758	$914,956	$814,656
Organizational costs	1,202	6,013	15,349
Non-accrual interest	44,645	65,027	—
Unrealized loss on securities available for sale	26,604	58,508	—
Deferred compensation	51,555	—	—
Other	86,410	35,882	26,996

Total gross deferred tax assets	1,256,570	1,080,386	857,001
Deferred tax liabilities:
Unrealized gain on securities available-for-sale	—	—	123,535
Accumulated depreciation	106,937	180,792	241,387
Prepaid expenses	67,603	57,232	—
Other	53,661	31,626	—

Total gross deferred tax liabilities	233,134	269,650	364,922

Net deferred tax asset recognized	$1,023,436	$810,736	$492,079

Deferred tax assets represent the future tax benefit of deductible differences and, if it is more likely than not that a tax asset will not be realized, a valuation allowance is required to reduce the recorded deferred tax assets to net realizable value.  As of December 31, 2006, management has determined that it is more likely than not that the total deferred tax asset will be realized and, accordingly, has not established a valuation allowance.  Net deferred tax assets are included in other assets at December 31, 2006 and 2005.

FIRST RELIANCE BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 12 - INCOME TAXES - continued

A reconciliation between the income tax expense and the amount computed by applying the federal statutory rate of 34% to income before income taxes follows:

	For the years ended December 31,

	2006	2005	2004

Tax expense at statutory rate	$1,505,759	$930,567	$649,139
State income tax, net of federal income tax benefit	108,725	64,512	40,785
Tax-exempt interest income	(217,501)	(188,419)	(141,973)
Disallowed interest expense	31,004	21,503	11,918
Life insurance surrender value	(129,836)	—	—
Stock based compensation	(94,477)	—	—
Other, net	(20,878)	(38,747)	10,664

	$1,182,796	$789,416	$570,533

NOTE 13 - RELATED PARTY TRANSACTIONS

Certain parties (principally certain directors and executive officers of the Company, their immediate families and business interests) were loan customers of and had other transactions in the normal course of business with the Company.  Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than the normal risk of collectibility.  As of December 31, 2006 and 2005, the Company had related party loans totaling $2,929,127 and $2,506,020, respectively. During 2006, $1,454,904 of advances were made to related parties and repayments totaled $1,031,797.  During 2005, $457,195 of advances were made to related parties and repayments totaled $704,942.

At December 31, 2006 and 2005, the Company had securities sold under agreements to repurchase with related parties of $0 and $2,740,443, respectively.

Deposits from directors and executive officers and their related interests totaled $4,324,992 and $4,663,922 at December 31, 2006 and 2005, respectively.

During 2005, the Company entered into a lease agreement with SP Financial LLC (The LLC), a limited liability company owned 50% each by two of the Bank’s executive officers.  The LLC obtained third party financing to purchase the property to be leased to the Bank.  The debt related to this property is guaranteed by these officers but not by the Company. Additionally, the Company has no investment risk related to the property, and has a valid lease agreement which will remain in place even if an ownership transfer occurs.  For these reasons the LLC is not considered a Variable Interest Entity under FIN 46(R), and its financial statements have not been consolidated with the Company’s.  The lease has an initial five year term and is included in the total future rental payments discussed in Note 14.

NOTE 14 - COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, the Company may, from time to time, become a party to legal claims and disputes.  At December 31, 2006, management and legal counsel are not aware of any pending or threatened litigation or unasserted claims or assessments that could result in losses, if any, that would be material to the consolidated financial statements.

The Company has entered into six separate lease agreements for properties in Florence, Charleston, Mount Pleasant and Lexington, South Carolina for branch banking and mortgage operations.  The leases have various initial terms and expire on various dates. The lease agreements generally provide that the Bank is responsible for ongoing repairs and maintenance, insurance and real estate taxes.  The leases also provide for renewal options and certain scheduled increases in monthly lease payments. Rental expenses recorded under leases for the years ended December 31, 2006, 2005 and 2004 were $528,230, $341,339 and $33,000, respectively.

FIRST RELIANCE BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 14 - COMMITMENTS AND Contingencies - continued

Under this scenario, minimal future rental payments under non-cancelable operating leases having remaining terms in excess of one year, for each of the next five years in the aggregate are:

2007	$500,068
2008	476,021
2009	442,747
2010	441,432
2011	421,081

$2,281,349

NOTE 15 - EARNINGS PER SHARE

Earnings per share - basic is computed by dividing net income by the weighted average number of common shares outstanding.  Earnings per share - diluted is computed by dividing net income by the weighted average number of common shares outstanding and dilutive common share equivalents using the treasury stock method.  Dilutive common share equivalents include common shares issuable upon exercise of outstanding stock options.

	For the years ended December 31,

	2006	2005	2004

Basic earnings per share:
Net income available to common shareholders	$3,245,908	$1,947,546	$1,338,699

Average common shares outstanding - basic	3,388,457	3,251,457	2,580,251

Basic earnings per share	$0.96	$0.60	$0.52

Diluted earnings per share:
Net income available to common shareholders	$3,245,908	$1,947,546	$1,338,699

Average common shares outstanding - basic	3,388,457	3,251,457	2,580,251
Incremental shares from assumed conversion of stock options	171,100	185,293	182,636

Average common shares outstanding - diluted	3,559,557	3,436,750	2,762,887

Diluted earnings per share	$0.91	$0.57	$0.48

NOTE 16 - EQUITY INCENTIVE PLAN

The 2006 Equity Incentive Plan provides for the granting of dividend equivalent rights options, performance unit awards, phantom shares, stock appreciation rights and stock awards, each of which shall be subject to such conditions based upon continued employment, passage of time or satisfaction of performance criteria or other criteria as permitted by the plan.  The plan allows granting up to 350,000 shares of stock, to officers, employees, and directors, consultants and service providers of the Company or its affiliates.  Awards may be granted for a term of up to ten years from the effective date of grant. Under this Plan, our Board of Directors has sole discretion as to the exercise date of any awards granted.  The per-share exercise price of incentive stock options may not be less than the market value of a share of common stock on the date the option is granted.  Any options that expire unexercised or are canceled become available for re-issuance.  No awards may be made on or after January 19, 2016.

FIRST RELIANCE BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 16 - EQUITY INCENTIVE PLAN - continued

The Company can issue the restricted shares as of the grant date either by the issuance of share certificate(s) evidencing restricted shares or by documenting the issuance in uncertificated or book entry form on the Company’s stock records. Except as provided by the Plan, the employee does not have the right to make or permit to exist any transfer or hypothecation of any restricted shares.  When restricted shares vest the employee must either pay the Company within two business days the amount of all tax withholding obligations imposed on the Company or make an election pursuant to Section 83(b) of the Internal Revenue Code to pay taxes at grant date.

Restricted shares may be subject to one or more objective employment, performance or other forfeiture conditions as established by the Plan Committee at the time of grant.  Any shares of restricted stock that are forfeited will again become available for issuance under the Plan.  An employee or director has the right to vote the shares of restricted stock after grant until they are forfeited or vested.  Compensation cost for restricted stock is equal to the market value of the shares at the date of the award and is amortized to compensation expense over the vesting period.  Dividends, if any, will be paid on awarded but unvested stock.

During 2006 we issued 6,771 shares of restricted stock pursuant to the 2006 Equity Incentive Plan.  The shares cliff vest in three years and are fully vested on January 19, 2009.  The weighted-average market value of restricted stock issued during 2006 was $14.87.  Compensation cost associated with this issuance was $100,549 for the year ended December 31, 2006.  There was $34,418 compensation expense recognized in 2006 and $66,131 of total unrecognized compensation cost related to nonvested share based compensation.  The remaining cost is expected to be recognized over a weighted-average period of 2.1 years.  During 2006 there were 25 restricted shares forfeited. At December 31, 2006, we had 296,539 stock awards available for grant under the 2006 Equity Incentive Plan.

During 2006 we also granted 45,501 shares of Stock Appreciation Rights (“SARs”) under the 2006 Equity Incentive Plan.  The SARs entitle the participant to receive the excess of (1) the market value of a specified or determinable number of shares of the stock at the exercise date over the fair value at grant date or (2) a specified or determinable price which may not in any event be less than the fair market value of the stock at the time of the award.  Upon exercise, the Company can elect to settle the award using either Company stock or cash. The compensation cost are classified as liabilities .  The shares start vesting after five years and vest at 20% per year until fully vested.  A summary of the status of the Company’s SARs as of December 31, 2006 is presented below:

	December 31, 2006

	Shares	Weighted- Average Exercise Price

Outstanding at January 1	—	$—
Granted	45,774	14.87
Exercised	—	—
Forfeited	(273)	14.85

Outstanding at December 31, 2006	45,501	14.87

The Company measures compensation cost based on the fair value of SARs awards on the date of grant using the Black-Scholes option pricing model using the following assumptions:  the risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant; the dividend yield is based on the Company’s dividend yield at the time of the grant subject to adjustment if the dividend yield on the grant date is not expected to approximate the dividend yield over the expected life of the options; the volatility factor is based on the historical volatility of the Company’s stock (subject to adjustment if historical volatility is reasonably expected to differ from the past); the weighted-average expected life is based on the historical behavior of employees related to exercises, forfeitures and cancellations.  These assumptions are summarized in the table appearing in Note 1 to these financial statements.

Compensation expense associated with the SARs grant was $27,404 for the year ended December 31, 2006.  The grant date per share weighted average fair value of the SARs granted during 2006 was $6.32.  As of December 31, 2006, there was $261,382 of total unrecognized compensation cost related to nonvested SARs.  The cost is expected to be recognized over a weighted-average period of 9.1 years.

FIRST RELIANCE BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 17 - STOCK COMPENSATION PLAN

On June 19, 2003, the Company established the 2003 First Reliance Bank Employee Stock Option Plan (Stock Plan) that provides for the granting of options to purchase up to 250,000 shares of the Company’s common stock to directors, officers, or employees of the Company.  This plan was preceded by the 1999 First Reliance Bank Employee Stock Option Plan, which provided for the granting of options to purchase up to 238,000 shares of the Company’s common stock to directors, officers, or employees of the Company.  The per-share exercise price of incentive stock options granted under the Stock Plan may not be less than the fair market value of a share on the date of grant.  The per-share exercise price of stock options granted is determined by the Board of Directors.  The expiration date of any option may not be greater than ten years from the date of grant.  Options that expire unexercised or are canceled become available for reissuance.  At December 31, 2006, there were no options available for grant under the 2003 plan and no options available for grant under the 1999 plan.

A summary of the status of the Company’s 2003 stock option plan as of December 31, 2006, 2005 and 2004, and changes during the period is presented below:

	2006		2005		2004

	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price

Outstanding at beginning of year	400,363	$7.75	409,063	$6.59	390,918	$6.38
Granted	—	70,300	11.51	18,145	11.15
Exercised	(78,371)	6.94	(79,000)	5.08	—
Expired	—	—	—

Outstanding at end of year	321,992	7.95	400,363	7.75	409,063	6.59

The total intrinsic value of options exercised during December 31, 2006 and 2005 was $678,693 and $823,180, respectively. There were no options exercised during 2004.

The following table summarizes information about stock options outstanding under the Company’s plan at December 31, 2006:

	Outstanding	Exercisable

Number of options	321,992	321,992
Weighted average remaining life	5.71	5.71
Weighted average exercise price	$7.95	$7.95

The aggregate intrinsic value of options outstanding at December 31, 2006 was $2,463,239.

The Company measures the fair value of each option award on the date of grant using the Black-Scholes option pricing model with the following assumptions:  the risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant; the dividend yield is based on the Company’s dividend yield at the time of the grant (subject to adjustment if the dividend yield on the grant date is not expected to approximate the dividend yield over the expected life of the options); the volatility factor is based on the historical volatility of the Company’s stock (subject to adjustment if historical volatility is reasonably expected to differ from the past); the weighted-average expected life is based on the historical behavior of employees related to exercises, forfeitures and cancellations.  These assumptions are summarized in a table appearing in Note 1 to these financial statements.

The per share weighted average fair value of options granted during 2005 and 2004 was $6.91 and $6.99, respectively. The total fair value of shares vested during the years ended December 31, 2005 and 2004 was $1,137,566 and $181,839, respectively.

There were no stock options granted in 2006.  The Company received $543,354 and $400,570 as a result of stock option exercises during the years ended December 31, 2006 and 2005, respectively.  In accordance with SFAS 123(R), the amounts received upon exercise will be included as a financing activity in the accompanying statements of cash flows for the period subsequent to the adoption of SFAS 123(R), and is reported as an operating activity in periods prior to its adoption.

FIRST RELIANCE BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 18 - REGULATORY MATTERS

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a material effect on the Company’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company’s and the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.  The Company’s and the Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk-weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum ratios (set forth in the table below) of Tier 1 and total capital as a percentage of assets and off-balance-sheet exposures, adjusted for risk-weights ranging from 0% to 100%.  Tier 1 capital of the Company and the Bank consists of common shareholders’ equity, excluding the unrealized gain or loss on securities available-for-sale, minus certain intangible assets.  Tier 2 capital consists of the allowance for loan losses subject to certain limitations. Total capital for purposes of computing the capital ratios consists of the sum of Tier 1 and Tier 2 capital.

The Company and the Bank are also required to maintain capital at a minimum level based on average assets (as defined), which is known as the leverage ratio.  Only the strongest institutions are allowed to maintain capital at the minimum requirement of 3%.  All others are subject to maintaining ratios 1% to 2% above the minimum.

As of the most recent regulatory examination, the Bank was deemed well-capitalized under the regulatory framework for prompt corrective action.  To be categorized well capitalized, the Bank must maintain total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table below.  There are no conditions or events that management believes have changed the Bank’s categories.

The following table summarizes the capital amounts and ratios of the Company and the Bank and the regulatory minimum requirements.

	Actual		Minimum Requirement For Capital Adequacy Purposes		To Be Well- Capitalized Under Prompt Corrective Action Provisions

(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2006
The Company
Total capital (to risk-weighted assets)	$48,458	12.45%	31,149	8.00%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	44,456	11.42%	15,575	4.00%	N/A	N/A
Tier 1 capital (to average assets)	44,456	9.90%	17,968	4.00%	N/A	N/A
The Bank
Total capital (to risk-weighted assets)	$46,444	11.86%	31,333	8.00%	39,166	10.00%
Tier 1 capital (to risk-weighted assets)	42,442	10.84%	15,666	4.00%	23,500	6.00%
Tier 1 capital (to average assets)	42,442	9.45%	17,968	4.00%	22,460	5.00%
December 31, 2005
The Company
Total capital (to risk-weighted assets)	$43,491	13.05%	$26,670	8.00%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	40,072	12.02	13,335	4.00	N/A	N/A
Tier 1 capital (to average assets)	40,072	10.02	15,998	4.00	N/A	N/A
The Bank
Total capital (to risk-weighted assets)	$42,199	12.68%	$26,625	8.00%	$33,282	10.00%
Tier 1 capital (to risk-weighted assets)	38,780	11.65	13,312	4.00	19,969	6.00
Tier 1 capital (to average assets)	38,780	9.80	15,832	4.00	19,790	5.00

FIRST RELIANCE BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 19 - UNUSED LINES OF CREDIT

As of December 31, 2006, the Company had unused lines of credit to purchase federal funds from unrelated companies totaling $32,500,000.  These lines of credit are available on a one to fourteen day basis for general corporate purposes. The Company also has a line of credit to borrow funds from the Federal Home Loan Bank of up to $136,496,975.  As of December 31, 2006 and 2005, the Company had borrowed $28,500,000 and $23,500,000, respectively, on this line. Additionally, the Company has the ability to buy brokered time deposits at December 31, 2006.

NOTE 20 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of a financial instrument is the amount for which the asset or obligation could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.  Fair value estimates are made at a specific point in time based on relevant market information and information about the financial instruments.  Because no market value exists for a significant portion of the financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors.

The following methods and assumptions were used to estimate the fair value of significant financial instruments:

Cash and Due from Banks - The carrying amount is a reasonable estimate of fair value.

Federal Funds Sold and Purchased - Federal funds sold and purchased are for a term of one day and the carrying amount approximates the fair value.

Securities Available-for-Sale - Fair value equals the carrying amount which is the quoted market price.  If quoted market prices are not available, fair values are based on quoted market prices of comparable securities.

Nonmarketable Equity Securities - The carrying amount of nonmarketable equity securities is a reasonable estimate of fair value since no ready market exists for these securities.

Loans Held-for-Sale - The carrying amount of loans held for sale is a reasonable estimate of fair value.

Loans Receivable - For certain categories of loans, such as variable rate loans which are repriced frequently and have no significant change in credit risk and credit card receivables, fair values are based on the carrying amounts.  The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to the borrowers with similar credit ratings and for the same remaining maturities.

Deposits - The fair value of demand deposits, savings, and money market accounts is the amount payable on demand at the reporting date.  The fair values of certificates of deposit are estimated using a discounted cash flow calculation that applies current interest rates to a schedule of aggregated expected maturities.

Securities Sold Under Agreements to Repurchase - The carrying amount is a reasonable estimate of fair value because these instruments typically have terms of one day.

Advances From Federal Home Loan Bank - The fair values of fixed rate borrowings are estimated using a discounted cash flow calculation that applies the Company’s current borrowing rate from the Federal Home Loan Bank.  The carrying amounts of variable rate borrowings are reasonable estimates of fair value because they can be repriced frequently.

Junior Subordinated Debentures - The carrying value of junior subordinated debentures approximates its fair value since the debentures were issued at a floating rate.

Accrued Interest Receivable and Payable - The carrying value of these instruments is a reasonable estimate of fair value.

Off-Balance-Sheet Financial Instruments - Fair values of off-balance sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing.

FIRST RELIANCE BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 20 - FAIR VALUE OF FINANCIAL INSTRUMENTS - continued

The carrying values and estimated fair values of the Company’s financial instruments were as follows:

	December 31,

	2006		2005

	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Financial Assets:
Cash and due from banks	$17,328,075	$17,328,075	$7,264,897	$7,264,897
Federal funds sold	14,135,000	14,135,000	22,442,000	22,442,000
Securities available-for-sale	35,931,271	35,931,271	37,240,229	37,240,229
Nonmarketable equity securities	2,187,600	2,187,600	1,627,100	1,627,100
Loans, including loans held for sale	360,123,046	350,547,000	319,538,988	314,694,000
Accrued interest receivable	2,464,531	2,464,531	2,189,742	2,189,742
Financial Liabilities:
Demand deposit, interest-bearing transaction, and savings accounts	$154,182,263	$154,182,263	$148,322,856	$148,322,856
Certificates of deposit	218,755,820	219,450,000	186,114,042	186,472,000
Securities sold under agreements to repurchase	8,120,014	8,120,014	3,859,904	3,859,904
Advances from Federal Home Loan Bank	28,500,000	28,465,000	23,500,000	23,372,000
Junior subordinated debentures	10,310,000	10,310,000	10,310,000	10,310,000
Accrued interest payable	766,276	766,276	446,303	446,303

	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value

Off-Balance-Sheet Financial Instruments:
Commitments to extend credit	$67,370,404	$—	$59,196,000	$—
Standby letters of credit	3,543,270	—	1,699,000	—

NOTE 21 - FIRST RELIANCE BANCSHARES, INC. (PARENT COMPANY ONLY)

Condensed Balance Sheets

	December 31,

	2006	2005

Assets
Cash	$923,308	$739,230
Investment in banking subsidiary	42,389,421	38,668,573
Marketable Investments	311,505	—
Nonmarketable equity securities	100,000	118,750
Investment in trust	310,000	310,000
Other assets	499,301	188,876

Total assets	$44,533,535	$40,025,429

Liabilities
Accounts payable	$130,272	$64,794
Junior subordinated debentures	10,310,000	10,310,000

Total liabilities	10,440,272	10,374,794

Shareholders’ equity	34,093,263	29,650,635

Total liabilities and shareholders’ equity	$44,533,535	$40,025,429

FIRST RELIANCE BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 21 - FIRST RELIANCE BANCSHARES, INC. (PARENT COMPANY ONLY) - continued

Condensed Statements of Income

	December 31,

	2006	2005	2004

Income	$24,623	$7,264	$—
Expenses	755,001	367,981	54,783

Income (loss) before income taxes and equity in undistributed earnings of banking subsidiary	(730,378)	(360,717)	(54,783)
Income tax benefit	315,501	136,148	20,270

Income before equity in undistributed earning of banking subsidiary	(414,877)	(224,569)	(34,513)
Equity in undistributed earnings of banking subsidiary	3,660,785	2,172,115	1,373,212

Net income	$3,245,908	$1,947,546	$1,338,699

Condensed Statements of Cash Flows

	December 31,

	2006	2005	2004

Cash flows from operating activities
Net income	$3,245,908	$1,947,546	$1,338,699
Adjustments to reconcile net income to net cash provided by operating activities:
Increase in other assets	(441,960)	(131,246)	(6,175)
Increase in other liabilities	65,476	64,794	—
Equity in undistributed earnings of banking subsidiary	(3,660,785)	(2,172,115)	(1,373,212)

Net cash used by operating activities	(791,361)	(291,021)	(40,688)

Cash flows from investing activities
Purchase of nonmarketable equity securities	(100,000)	(18,750)	—
Investment in trust	—	(310,000)	—

Net cash used by investing activities	(100,000)	(328,750)	—

Cash flows from financing activities
Stock issuance costs	—	—	(75,960)
Proceeds from exercise of stock options	544,138	401,360	—
Proceeds from stock issuance	—	—	8,050,000
Issuance of shares to ESOP	472,747	298,957	355,296
Sale of treasury stock	9,896	(2,500)	(7,396)
Issuance of restricted stock	33,632	—	—
Issuance of shares to Advisory Board	15,026	—	—
Proceeds from issuance of junior subordinated debentures	—	10,310,000	—
Transfer of capital to the Bank	—	(14,974,040)	(3,000,000)

Net cash provided (used) by financing activities	1,075,439	(3,966,223)	5,321,940

(Decrease) increase in cash	184,078	(4,585,994)	5,281,252
Cash and cash equivalents, beginning of year	739,230	5,325,224	43,972

Cash and cash equivalents, ending of year	$923,308	$739,230	$5,325,224

FIRST RELIANCE BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 22 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The tables below represent the quarterly results of operations for the years ended December 31, 2006 and 2005, respectively:

	December 31, 2006

	Fourth	Third	Second	First

Total interest and fee income	$8,571,562	$8,484,778	$7,635,918	$7,024,327
Total interest expense	4,001,265	3,938,100	3,258,676	3,015,658

Net interest income	4,570,297	4,546,678	4,377,242	4,008,669
Provision for loan losses	224,500	477,205	440,501	250,285

Net interest income after provisions for loan losses	4,345,797	4,069,473	3,936,741	3,758,384
Other income	1,166,574	1,232,896	1,252,768	938,455
Other expense	4,340,612	4,024,389	4,022,098	3,885,285

Income before income tax expense	1,171,759	1,277,980	1,167,411	811,554
Income tax expense	187,382	413,068	344,495	237,851

Net income	$984,377	$864,912	$822,916	$573,703

Basic income per common share	$.30	$.25	$.24	$.17

Diluted income per common share	$.27	$.25	$.23	$.16

	December 31, 2005

	Fourth	Third	Second	First

Total interest and fee income	$6,648,481	$6,229,357	$5,620,304	$4,632,970
Total interest expense	2,885,292	2,359,451	2,141,474	1,592,462

Net interest income	3,763,189	3,869,906	3,478,830	3,040,508
Provision for loan losses	794,772	450,393	393,600	172,552

Net interest income after provisions for loan losses	2,968,417	3,419,513	3,085,230	2,867,956
Other income	558,597	926,281	780,899	605,510
Other expense	2,633,386	3,649,041	3,278,056	2,914,958

Income before income tax expense	893,628	696,753	588,073	558,508
Income tax expense	251,512	206,325	158,670	172,909

Net income	$642,116	$490,428	$429,403	$385,599

Basic income per common share	$.20	$.15	$.13	$.12

Diluted income per common share	$.19	$.14	$.13	$.11

FIRST RELIANCE BANCSHARES, INC. AND SUBSIDIARY

Corporate Data

ANNUAL MEETING:

The annual meeting of Shareholders of First Reliance Bancshares, Inc. and Subsidiary will be held at First Reliance Bank on June 21, 2007.

CORPORATE OFFICE:	INDEPENDENT AUDITORS:

2170 West Palmetto Street	Elliott Davis, LLC
Florence, South Carolina 29501	1901 Main Street, Suite 1650
Phone (843) 662-8802	P.O. Box 2227
Fax (843) 662-8373	Columbia, S.C. 29202

STOCK TRANSFER DEPARTMENT:

Registrar and Transfer Company 10 Commerce Drive Cranford, New Jersey 07016-3572

MARKET FOR FIRST RELIANCE BANCSHARES, INC. AND SUBSIDIARY COMMON STOCK;
PAYMENT OF DIVIDENDS

On March 30, 2004, the Company’s common stock became listed on the Over The Counter Bulletin Board.  Arms-length transactions in the common stock are anticipated to be infrequent and negotiated privately between the persons involved in those transactions.

High and Low Stock Price Information for First Reliance Bancshares, Inc. and Subsidiary

	2006		2005		2004

Applicable Period	High	Low	High	Low	High	Low

First Quarter	$16.60	$14.60	$14.25	$12.51	$12.71	$11.75
Second Quarter	$19.50	$16.35	$14.00	$12.00	$11.85	$9.50
Third Quarter	$17.00	$16.60	$14.25	$13.10	$21.00	$10.85
Fourth Quarter	$17.25	$15.60	$16.00	$13.00	$14.25	$11.50

FIRST RELIANCE BANCSHARES, INC. AND SUBSIDIARY

Corporate Data - continued

As of March 8, 2004, the Company’s common stock began trading in the over-the-counter market under the symbol FSRL. The development of an active secondary market requires the existence of an adequate number of willing buyers and sellers. The Company’s current reported average daily trading volume is approximately 1,417 shares.  This level of trading volume in the secondary market for the Company’s common stock may materially impact a shareholder’s ability to promptly sell a large block of the Company’s common stock at a price acceptable to the selling shareholder.  According to the Company’s transfer agent, there are approximately 1,310 shareholders of record as of January 1, 2007.

The Company is a legal entity separate and distinct from the Bank.  The principal sources of the Company’s cash flow, including cash flow to pay dividends to its shareholders, are dividends that the Bank pays to its sole shareholder, the Company.  Statutory and regulatory limitations apply to the Bank’s payment of dividends to the Company as well as to the Company’s payment of dividends to its shareholders. Statutory and regulatory limitations apply to the Bank’s payment of dividends to the Company as well as to the Company’s payment of dividends to its shareholders.  For example, all FDIC insured institutions, regardless of their level of capitalization, are prohibited from paying any dividend or making any other kind of distribution if following the payment or distribution the institution would be undercapitalized.  Moreover, federal agencies having regulatory authority over the Company or the Bank have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings.

Additionally, under South Carolina law, the Bank is authorized to pay cash dividends up to 100% of net income in any calendar year without obtaining the prior approval of the State Board, provided that the Bank received a composite rating of one or two at the last examination conducted by a state or federal regulatory authority.  All other cash dividends require prior approval by the State Board.  South Carolina law requires each state nonmember bank to maintain the same reserves against deposits as are required for a state member bank under the Federal Reserve Act.  This requirement is not expected to limit the ability of the Bank to pay dividends on its common stock.

It is the current policy of the Bank to retain earnings to permit possible future expansion.  As a result, the Company has no current plans to initiate the payment of cash dividends, and its future dividend policy will depend on the Bank’s earnings, capital requirements, financial condition and other factors considered relevant by the board of directors of the Company and the Bank.

Shareholders may obtain, without charge, a copy of the Company’s Annual Report filed with the Securities and Exchange Commission on Form 10-K for the period ended December 31, 2006.  Written requests should be addressed to Jeffrey A. Paolucci, 2170 W. Palmetto Street, Florence, South Carolina 29501.

FIRST RELIANCE BANCSHARES, INC. AND SUBSIDIARY

Corporate Data - continued

EXECUTIVE OFFICERS OF FIRST RELIANCE BANCSHARES, INC. AND SUBSIDIARY

F. R. Saunders, Jr.
President and Chief Executive Officer

Jeffrey A. Paolucci
Senior Vice President, Chief Financial Officer and Secretary

Thomas C. Ewart
Senior Vice President and Chief Banking Officer

Jess Nance
Senior Vice President and Chief Credit Officer

Paul C. Saunders
Senior Vice President and Senior Retail Banking Officer

DIRECTORS OF FIRST RELIANCE BANCSHARES, INC. AND SUBSIDIARY

F. R. Saunders, Jr.
President and Chief Executive Officer of First Reliance Bancshares, Inc. and First Reliance Bank

Jeffrey A. Paolucci
Senior Vice President, Chief Financial Officer and Secretary of First Reliance Bancshares, Inc. and First Reliance Bank

Paul C. Saunders
Senior Vice President of First Reliance Bancshares, Inc. and First Reliance Bank

A. Dale Porter
Senior Branch Administration Manager, First Reliance Bank

Leonard A. Hoogenboom
Chairman of the Board of Directors of First Reliance Bancshares, Inc.; Owner and Chief Executive Officer of L. Hoogenboom CPA

John M. Jebaily
Owner and President of Jebaily Properties, Inc, a real estate agency

Andrew G. Kampiziones
Owner, President and Treasurer of Fairfax Development Corporation, a real estate development corporation; Professor, Florence-Darlington Technical College and Francis Marion University

C. Dale Lusk, MD
Physician and Owner/Partner of Advanced Women’s Care

J. Munford Scott, Jr.
Special Counsel - Turner Padget Graham & Laney, P.A

T. Daniel Turner
Owner and President of Turner’s Custom Auto Glass Inc.; Owner of Glass Connection USA, a billing service company

A. Joe Willis, DC
Retired and former President of Willis Chiromed, a chiropractic practice

J. Munford Scott, Jr.
Attorney, Turner Padget Graham & Laney Attorneys

EXHIBIT INDEX

Exhibit Number	Description

3.1	Articles of Incorporation of First Reliance Bancshares, Inc. [1]
3.2	Bylaws of First Reliance Bancshares, Inc. [1]
4.1	See Articles of Incorporation at Exhibit 3.1 hereto and Bylaws at Exhibit 3.2 hereto.
4.2	Indenture between the Registrant and the Trustee. [2]
4.3	Guarantee Agreement. [2]
4.4	Amended and Restated Declaration. [2]
10.1*	1999 First Reliance Bank Employee Stock Option Plan. [3]
10.2*	Amendment No. 1 to the 1999 First Reliance Bank Employee Stock Option Plan. [3]
10.3*	Amendment No. 2 to the 1999 First Reliance Bank Employee Stock Option Plan. [4]
10.4*	First Reliance Bancshares, Inc. 2003 Stock Incentive Plan. [5]
10.5*	First Reliance Bancshares, Inc. 2006 Equity Incentive Plan. [6]
10.6	Lease Agreement between SP Financial, LLC and First Reliance Bank. [6]
10.7*	Employment Agreement with F. R. Saunders, Jr., dated November 24, 2006.
10.8*	Salary Continuation Agreement with F. R. Saunders, Jr., dated November 24, 2006.
10.9*	Endorsement Split Dollar Agreement with F. R. Saunders, Jr., dated November 24, 2006.
10.10*	Supplemental Life Insurance Agreement with F. R. Saunders, Jr., dated November 24, 2006.
10.11*	Employment Agreement with Jeffrey A. Paolucci, dated November 24, 2006.
10.12*	Salary Continuation Agreement with Jeffrey A. Paolucci, dated November 24, 2006.
10.13*	Endorsement Split Dollar Agreement with Jeffrey A. Paolucci, dated November 24, 2006.
10.14*	Employment Agreement with Paul Saunders, dated November 24, 2006.
10.15*	Salary Continuation Agreement with Paul Saunders, dated November 24, 2006.
10.16*	Endorsement Split Dollar Agreement with Paul Saunders, dated November 24, 2006.
10.17*	Form of Director Retirement Agreement, with Schedule.
10.18*	Amended and Restated Employment Agreement with Dale Porter.
10.19	Employment Agreement with Thomas C. Ewart, Sr. [5]
13.1

First Reliance Bancshares, Inc. 2006 Annual Report to Shareholders.  Except with respect to those portions specifically incorporated by reference into this Report, the Company’s 2006 Annual Report to Shareholders is not deemed to be filed as part of this Report.

21.1	Subsidiaries of First Reliance Bancshares, Inc. [6]
23.1	Consent of Elliot Davis, LLC.
24.1	Power of Attorney (appears on the signature page to this Annual Report on Form 10-K.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a).
32.1	Certification of Chief Executive and Financial Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Indicates management contract or compensatory plan or arrangement

[1]	Incorporated by reference to Current Report on Form 8-K, dated April 1, 2002.
[2]	Incorporated by reference to Current Report on Form 8-K, dated July 1, 2005.
[3]	Incorporated by reference to Quarterly Report on Form 10-QSB, for the quarter ended March 31, 2002.
[4]	Incorporated by reference to Quarterly Report on Form 10-QSB, for the quarter ended June 30, 2002.
[5]	Incorporated by reference to Annual Report on Form 10-KSB for the year ended December 31, 2003.
[6]	Incorporated by reference to Annual Report on Form 10-KSB for the year ended December 31, 2005.