Form 10-K/A
period 2006-12-31
FIRST RELIANCE BANCSHARES INC
filed 2007-04-02
CIK 1172102

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C.  20549

FORM 10-K/A

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

EXPLANATORY NOTE

This Annual Report on Form 10-K is being refiled with the SEC to add the conformed signatures of the Principal Officers and the Board of Directors, to the Annual Report on Form 10-K previously filed on, March 30, 2007, as well as changes to update the Equity Compensation Plan Table in Item 12, a corrected cross-reference in Item 7A and a technical update to file the Company’s Annual Report as an exhibit on the EDGAR system.

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

          The response to this Item 7 is included in the Company’s 2007 Annual Report to Shareholders under the heading, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Interest Sensitivity Analysis” and is incorporated herein by reference.

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

Equity Compensation Plan Table

	(a)	(b)	(c)

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	310,747	$7.86	0
Equity compensation plans not approved by security holders	63,517	$14.09	297,728

Total	374,264	$8.91	297,728

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

Signature	Title	Date

/s/ F. R. Saunders, Jr.	Director, President and Chief Executive Officer
	(Principal Executive Officer)	March 30, 2007
F. R. Saunders, Jr.

/s/ Paul C. Saunders
	Director	March 30, 2007
Paul C. Saunders

/s/ A. Dale Porter
	Director	March 30, 2007
A. Dale Porter

/s/ Leonard A. Hoogenboom
	Chairman of the Board	March 30, 2007
Leonard A. Hoogenboom	.

/s/ John M. Jebaily

John M. Jebaily	Director	March 30, 2007

/s/ Andrew G. Kampiziones
	Director	March 30, 2007
Andrew G. Kampiziones

/s/ C. Dale Lusk
	Director	March 30, 2007
C. Dale Lusk

/s/ J. Munford Scott

J. Munford Scott	Director	March 30, 2007

/s/ T. Daniel Turner
	Director	March 30, 2007
T. Daniel Turner

/s/ A. Joe Willis
	Director	March 30, 2007
A. Joe Willis

/s/ Jeffrey A. Paolucci	Director, Senior Vice President and Chief Financial Officer
	(Principal Financial and Accounting Officer)	March 30, 2007
Jeffrey A. Paolucci

EXHIBIT INDEX

Exhibit Number	Description

3.1	Articles of Incorporation of First Reliance Bancshares, Inc. [1]
3.2	Bylaws of First Reliance Bancshares, Inc. [1]
4.1	See Articles of Incorporation at Exhibit 3.1 hereto and Bylaws at Exhibit 3.2 hereto.
4.2	Indenture between the Registrant and the Trustee. [2]
4.3	Guarantee Agreement. [2]
4.4	Amended and Restated Declaration. [2]
10.1*	1999 First Reliance Bank Employee Stock Option Plan. [3]
10.2*	Amendment No. 1 to the 1999 First Reliance Bank Employee Stock Option Plan. [3]
10.3*	Amendment No. 2 to the 1999 First Reliance Bank Employee Stock Option Plan. [4]
10.4*	First Reliance Bancshares, Inc. 2003 Stock Incentive Plan. [5]
10.5*	First Reliance Bancshares, Inc. 2006 Equity Incentive Plan. [6]
10.6	Lease Agreement between SP Financial, LLC and First Reliance Bank. [6]
10.7*	Employment Agreement with F. R. Saunders, Jr., dated November 24, 2006.
10.8*	Salary Continuation Agreement with F. R. Saunders, Jr., dated November 24, 2006.
10.9*	Endorsement Split Dollar Agreement with F. R. Saunders, Jr., dated November 24, 2006.
10.10*	Supplemental Life Insurance Agreement with F. R. Saunders, Jr., dated November 24, 2006.
10.11*	Employment Agreement with Jeffrey A. Paolucci, dated November 24, 2006.
10.12*	Salary Continuation Agreement with Jeffrey A. Paolucci, dated November 24, 2006.
10.13*	Endorsement Split Dollar Agreement with Jeffrey A. Paolucci, dated November 24, 2006.
10.14*	Employment Agreement with Paul Saunders, dated November 24, 2006.
10.15*	Salary Continuation Agreement with Paul Saunders, dated November 24, 2006.
10.16*	Endorsement Split Dollar Agreement with Paul Saunders, dated November 24, 2006.
10.17*	Form of Director Retirement Agreement, with Schedule.
10.18*	Amended and Restated Employment Agreement with Dale Porter.
10.19	Employment Agreement with Thomas C. Ewart, Sr. [5]
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