Form 10-Q
period 2007-03-31
FIRST RELIANCE BANCSHARES INC
filed 2007-05-15
CIK 1172102

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2007

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

3,435,628 shares of common stock, par value $0.01 per share, as of May 1, 2007

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒  No. ☐

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

☐ Yes ☒ No.

FIRST RELIANCE BANCSHARES, INC.

INDEX

		Page No.
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets - March 31, 2007 and December 31, 2006	3

	Condensed Consolidated Statements of Income - Three months ended March 31, 2007 and 2006	4

	Condensed Consolidated Statements of Shareholders’ Equity and Comprehensive Income - Three months ended March 31, 2007 and 2006	5

	Condensed Consolidated Statements of Cash Flows - Three months ended March 31, 2007 and 2006	6

	Notes to Condensed Consolidated Financial Statements	7-12

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13-32

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	33

Item 4.	Controls and Procedures	33

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	34

Item 1A.	Risk Factors	34

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34

Item 3.	Defaults Upon Senior Securities	34

Item 4.	Submission of Matters to a Vote of Securities Holders	34

Item 5.	Other Information	34

Item 6.	Exhibits

FIRST RELIANCE BANCSHARES, INC.
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2007	2006
	(Unaudited)	(Audited)
Assets
Cash and cash equivalents:
Cash and due from banks	$8,838,605	$17,328,075
Federal funds sold	24,069,000	14,135,000
Total cash and cash equivalents	32,907,605	31,463,075
Securities available-for-sale	35,644,764	35,931,271
Nonmarketable equity securities	1,780,400	2,187,600
Investment in trust	310,000	310,000
Total investment securities	37,735,164	38,428,871
Loans held for sale	8,099,771	6,632,010
Loans receivable	376,786,671	353,491,036
Less allowance for loan losses	(4,134,062)	(4,001,881)
Loans, net	372,652,609	349,489,155
Premises and equipment, net	15,540,456	13,770,135
Accrued interest receivable	2,274,308	2,464,531
Other real estate owned	1,087,537	1,386,380
Cash surrender value life insurance	10,234,776	10,134,036
Other assets	3,015,590	2,442,529
Total assets	$483,547,816	$456,210,722
Liabilities and Shareholders’ Equity
Liabilities
Deposits
Noninterest-bearing transaction accounts	$50,252,975	$42,107,434
Interest-bearing transaction accounts	31,372,785	33,243,099
Savings	79,117,431	78,831,730
Time deposits $100,000 and over	135,534,391	111,991,864
Other time deposits	112,034,558	106,763,956
Total deposits	408,312,140	372,938,083
Securities sold under agreement to repurchase	8,671,324	8,120,014
Advances from Federal Home Loan Bank	19,000,000	28,500,000
Junior subordinated debentures	10,310,000	10,310,000
Accrued interest payable	749,925	766,276
Other liabilities	1,405,008	1,483,086
Total liabilities	448,448,397	422,117,459
Shareholders’ Equity
Common stock, $0.01 par value; 20,000,000 shares authorized,
3,459,630 and 3,424,878 shares issued and outstanding
at March 31, 2007 and December 31, 2006, respectively	34,596	34,249
Nonvested restricted stock	(112,946)	(66,131)
Capital surplus	25,567,900	25,257,814
Retained earnings	9,564,963	8,857,755
Accumulated other comprehensive income	44,906	9,576
Total shareholders’ equity	35,099,419	34,093,263
Total liabilities and shareholders’ equity	$483,547,816	$456,210,722

See notes to condensed consolidated financial statements.

FIRST RELIANCE BANCSHARES, INC.
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
Interest income
Loans, including fees	$7,892,673	$6,397,688
Investment securities
Taxable	234,334	270,349
Nontaxable	170,141	152,401
Federal funds sold	78,659	177,871
Other interest income	40,305	26,018
Total	8,416,112	7,024,327
Interest expense
Time deposits over $100,000	1,392,470	1,060,179
Other deposits	2,187,668	1,544,759
Other interest expense	447,293	410,720
Total	4,027,431	3,015,658
Net interest income	4,388,681	4,008,669
Provision for loan losses	135,234	250,285
Net interest income after provision for loan losses	4,253,447	3,758,384
Noninterest income
Service charges on deposit accounts	442,670	364,379
Gain on sale of mortgage loans	470,242	358,450
Brokerage fees	40,860	31,465
Credit life insurance commissions	3,299	6,429
Other charges, commissions and fees	74,463	59,766
Gain on sale of securities available for sale	1,021	-
Gain on sale of other real estate	9,365	-
Gain (loss) on sale of fixed assets	14,415	(14)
Other non-interest income	136,850	117,980
Total	1,193,185	938,455
Noninterest expenses
Salaries and benefits	2,595,775	2,240,635
Occupancy expense	337,396	288,986
Furniture and equipment expense	190,661	162,578
Other operating expenses	1,381,410	1,193,086
Total	4,505,242	3,885,285
Income before taxes	941,390	811,554
Income tax provision	234,183	237,851
Net income	$707,207	$573,703
Basic earnings per share	$0.21	$0.17
Diluted earnings per share	$0.20	$0.16

See notes to condensed consolidated financial statements.

FIRST RELIANCE BANCSHARES, INC.

Condensed Consolidated Statements of Shareholders’ Equity and Comprehensive Income
For the Three Months Ended March 31, 2007 and 2006
(Unaudited)

				Non-			Accumulated
				vested			other
	Common Stock		Capital	restricted	Treasury	Retained	comprehensive
	Shares	Amount	surplus	stock	stock	earnings	income	Total
Balance,
December 31, 2005	3,306,117	$33,061	$24,127,329	$-	$(9,896)	$5,611,847	$(111,706)	$29,650,635

Net income						573,703		573,703

Other comprehensive loss,
net of tax benefit of
($37,236)							(72,281)	(72,281)

Comprehensive income								501,422

Issuance of shares to 404c plan	4,970	50	64,063					64,113

Non- vested restricted stock	6,796	68	100,066	(91,840)				8,294

Sale of treasury stock					9,896			9,896

Exercise of stock options	52,371	524	412,444					412,968

Balance,
March 31, 2006	3,370,254	$33,703	$24,703,902	$(91,840)	$-	$6,185,550	$(183,987)	$30,647,328

Balance,
December 31, 2006	3,424,878	$34,249	$25,257,814	$(66,131)	$-	$8,857,755	$9,576	$34,093,263

Net income						707,208		707,208

Other comprehensive gain,
net of tax expense of
($18,548)							35,330	35,330

Comprehensive income								742,538

Issuance of shares to 404c plan	9,750	97	143,715					143,812

Non- vested restricted stock	4,002	40	59,996	(46,815)				13,220

Exercise of stock options	21,000	210	106,375					106,585

Balance,
March 31, 2007	3,459,630	$34,596	$25,567,900	$(112,946)	$-	$9,564,963	$44,906	$35,099,419

See notes to condensed consolidated financial statements.

FIRST RELIANCE BANCSHARES, INC.

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
Cash flows from operating activities:
Net income	$707,207	$573,703
Adjustments to reconcile net income to net cash
used by operating activities:
Provision for loan losses	135,234	250,286
Depreciation and amortization expense	170,029	213,759
Gain on sale of equipment	(14,415)	-
Gain on sale of OREO	(9,365)	-
Gain on sale of available-for-sale securities	(1,021)	-
Writedown of other real estate owned	-	20,000
Discount accretion and premium amortization	14,806	14,565
Deferred income tax benefit	(322,596)	(312,837)
Decrease (increase) in interest receivable	190,223	205,176
Decrease in interest payable	(16,351)	(10,930)
Disbursements for loans held for sale	(33,444,353)	(26,310,121)
Proceeds from loans held for sale	31,976,592	26,544,215
Increase in other assets	(418,985)	(4,929,340)
Decrease in other liabilities	(78,077)	110,720
Net cash used by operating activities	(1,111,072)	(3,630,804)
Cash flows from investing activities:
Purchases of securities available-for-sale	(1,410,755)	(1,421,226)
Sale of securities available-for-sale	1,258,870	-
Net increase in loans receivable	(23,506,685)	(16,721,809)
Maturities of securities available-for-sale	478,138	1,063,350
Sales of other real estate owned	516,205	-
Purchase of non marketable equity securities	(407,300)	(435,500)
Proceeds on sale of nonmarketable equity securities	814,500	225,000
Proceeds from disposal of premises, furniture, and equipment	38,066	14,803
Purchases of premises and equipment	(1,914,422)	(774,155)
Net cash used by investing activities	(24,133,383)	(18,049,537)
Cash flows from financing activities:
Net increase in demand deposits, interest-bearing
transaction accounts and savings accounts	6,560,928	4,541,107
Net increase in certificates of deposit and
other time deposits	28,813,129	16,127,807
Net increase in securities sold under
agreements to repurchase	551,310	267,854
Decrease in advances from the Federal Home Loan Bank	(9,500,000)	(5,000,000)
Proceeds from issuance of shares to ESOP	143,812	64,113
Sale of treasury stock	-	9,896
Proceeds from the exercise of stock options	106,585	412,968
Issuance of restricted stock	13,221	8,294
Net cash provided by financing activities	26,688,985	16,432,039
Net increase (decrease) in cash and cash equivalents	1,444,530	(5,248,302)
Cash and cash equivalents, beginning	31,463,075	29,706,897
Cash and cash equivalents, end	$32,907,605	$24,458,595
Cash paid during the period for:
Income taxes	$12,383	$137,522
Interest	$4,043,782	$3,026,588

See notes to condensed consolidated financial statements.

FIRST RELIANCE BANCSHARES, INC.

Notes to Condensed Consolidated Financial Statements

Note 1 - Basis of Presentation

The accompanying financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit certain disclosures, which would appear in audited annual financial statements. The financial statements as of March 31, 2007 and for the interim periods ended March 31, 2007 and 2006 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. The financial information as of December 31, 2006 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in First Reliance Bancshares, Inc.’s 2006 audited financial statements in Form 10-K.

Note 2 - Recently Issued Accounting Pronouncements

The following is a summary of recent authoritative pronouncements that could impact the accounting, reporting, and / or disclosure of financial information by the Company.

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting (“SFAS”) No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140.” This Statement amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” This Statement resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” FAS 155 permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest only-strips and principal-only strips are not subject to the requirements of Statement 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends Statement 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after January 1, 2007. The Company does not believe that the adoption of SFAS No. 155 will have a material impact on its financial position, results of operations or cash flows.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140.” This Statement amends FASB No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract; requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; permits an entity to choose its subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities; at its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value; and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. The required adoption date for SFAS No. 156 is January 1, 2007. The Company does not believe the adoption of SFAS No. 156 will have a material impact on its financial position, results of operations or cash flows.

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in enterprises’ financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not believe that FIN 48 will have a material impact on its financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This standard does not require any new fair value measurements, but rather eliminates inconsistencies found in various prior pronouncements. SFAS 157 is effective for the Company on January 1, 2008 and will not impact the Company’s accounting measurements but it is expected to result in some additional disclosures.

FIRST RELIANCE BANCSHARES, INC.

Notes to Condensed Consolidated Financial Statements

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”), which amends SFAS 87 and SFAS 106 to require recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet. Under SFAS 158, gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS 87 and SFAS 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost. The measurement date — the date at which the benefit obligation and plan assets are measured — is required to be the company’s fiscal year end. SFAS 158 is effective for publicly−held companies for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. The Company does not have a defined benefit pension plan. Therefore, SFAS 158 will not impact the Company’s financial condition or results of operations.

In September 2006, the FASB ratified the consensuses reached by the FASB’s Emerging Issues Task Force (“EITF”) relating to EITF 06-4 “Accounting for the Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements”. EITF 06-4 addresses employer accounting for endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods should recognize a liability for future benefits in accordance with SFAS No. 106, “Employers' Accounting for Postretirement Benefits Other Than Pensions”, or Accounting Principles Board (“APB”) Opinion No. 12, “Omnibus Opinion—1967”. EITF 06-4 is effective for fiscal years beginning after December 15, 2007. Entities should recognize the effects of applying this Issue through either (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption or (b) a change in accounting principle through retrospective application to all prior periods. The Company is currently analyzing the effect of adoption of EITF 06-4 on its financial position, results of operations and cash flows.

In September 2006, the FASB ratified the consensus reached related to EITF 06-5, “Accounting for Purchases of Life Insurance—Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance.”  EITF 06-5 states that a policyholder should consider any additional amounts included in the contractual terms of the insurance policy other than the cash surrender value in determining the amount that could be realized under the insurance contract.  EITF 06-5 also states that a policyholder should determine the amount that could be realized under the life insurance contract assuming the surrender of an individual-life by individual-life policy (or certificate by certificate in a group policy). EITF 06-5 is effective for fiscal years beginning after December 15, 2007.  The Company is currently analyzing the effect of adoption of EITF 06-5 on its financial position, results of operations and cash flows.

FIRST RELIANCE BANCSHARES, INC.

Notes to Condensed Consolidated Financial Statements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115.” This statement permits, but does not require, entities to measure many financial instruments at fair value. The objective is to provide entities with an opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Entities electing this option will apply it when the entity first recognizes an eligible instrument and will report unrealized gains and losses on such instruments in current earnings. This statement 1) applies to all entities, 2) specifies certain election dates, 3) can be applied on an instrument-by-instrument basis with some exceptions, 4) is irrevocable and 5) applies only to entire instruments. One exception is demand deposit liabilities which are explicitly excluded as qualifying for fair value. With respect to SFAS 115, available-for-sale and held-to-maturity securities at the effective date are eligible for the fair value option at that date. If the fair value option is elected for those securities at the effective date, cumulative unrealized gains and losses at that date shall be included in the cumulative-effect adjustment and thereafter, such securities will be accounted for as trading securities. SFAS 159 is effective for the Company on January 1, 2008. The Company is currently analyzing the fair value option that is permitted, but not required, under SFAS 159.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Note 3 - Equity Incentive Plan

During the first quarter of 2006, the Company adopted the 2006 Equity Incentive Plan. The 2006 Equity Incentive Plan provides for the granting of dividend equivalent rights, options, performance unit awards, phantom shares, stock appreciation rights, and stock awards of up to 350,000 shares of the Company’s common stock to officers, employees, directors, consultants, and other service providers of the Company, or any Affiliate of the Company.

During the first quarter of 2007, the Company granted 62,481 stock appreciation rights. The Company granted 45,774 stock appreciation rights during the same period of 2006. A stock appreciation right entitles an individual to receive the excess of the fair market value from the grant date to the exercise date in a settlement of Company stock. The Company has funded the liability through charges to earnings. The accrued liability for the stock appreciation rights at March 31, 2007 was $38,010.

A summary of the status of the Company's stock appreciation rights as of the three months ended March 31, 2007 is presented below:

	Three months ended
	March 31, 2007
		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at January 1	45,501	$14.87
Granted	62,481	15.00
Exercised	-
Forfeited	-
Outstanding at March 31, 2007	107,982	$14.95

During the three months ended March 31, 2007, the Company granted 4,002 shares of restricted stock, pursuant to the 2006 Equity Incentive Plan. The Company granted 6,796 shares of restricted stock during the same period of 2006. The shares “cliff” vest in three years and are fully vested on March 28, 2010. The weighted average fair value of restricted stock granted in three months ended March 31, 2007 was $15.00. Compensation cost associated with the grant was $13,220 for the three months ended March 31, 2007.

FIRST RELIANCE BANCSHARES, INC.

Notes to Condensed Consolidated Financial Statements

Note 3 - Equity Incentive Plan, continued

A summary of the status of the Company's restricted stock as of the three months ended March 31, 2007 is presented below:

	Three months ended
	March 31, 2007
		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at January 1	6,771	$14.86
Granted	4,002	15.00
Exercised	(2,225)	14.86
Forfeited	-
Outstanding at March 31, 2007	8,548	$14.93

Note 4 - Stock Compensation Plan

On June 19, 2003, the Company established the 2003 First Reliance Bank Employee Stock Option Plan (Stock Plan) that provides for the granting of options to purchase up to 250,000 shares of the Company’s common stock to directors, officers, or employees of the Company. This plan was preceded by the 1999 First Reliance Bank Employee Stock Option Plan, which provided for the granting of options to purchase up to 238,000 shares of the Company’s common stock to directors, officers, or employees of the Company. The per-share exercise price of incentive stock options granted under the Stock Plan may not be less than the fair market value of a share on the date of grant. The per-share exercise price of stock options granted is determined by the Board of Directors. The expiration date of any option may not be greater than ten years from the date of grant. Options that expire unexercised or are canceled become available for reissuance. At March 31, 2007, there were no options available for grant under the 2003 plan and no options available for grant under the 1999 plan.

A summary of the status of the Company’s stock option plan as of the three months ended March 31, 2007 changes during the period is presented below:

	Three months ended
	March 31, 2007
		Average
		Exercise
	Shares	Price
Outstanding at January 1	321,992	$7.80
Granted	-	-
Exercised	(21,000)	5.08
Forfeited	-	-
Outstanding at March 31, 2007	300,992	$8.15

FIRST RELIANCE BANCSHARES, INC.

Notes to Condensed Consolidated Financial Statements

Note 5 - Earnings Per Share

A reconciliation of the numerators and denominators used to calculate basic and diluted earnings per share for the three month periods ended March 31, 2007 and 2006 are as follows:

	Three Months Ended March 31, 2007
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic earnings per share
Income available to common shareholders	$707,207	3,432,022	$0.21
Effect of dilutive securities
Stock options		117,374
Non -vested restricted stock	-	193
Diluted earnings per share
Income available to common shareholders
plus assumed conversions	$707,207	3,549,589	$0.20

	Three Months Ended March 31, 2006
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic earnings per share
Income available to common shareholders	$573,703	3,344,344	$0.17
Effect of dilutive securities
Stock options		189,979
Non -vested restricted stock	-	362
Diluted earnings per share
Income available to common shareholders
plus assumed conversions	$573,703	3,534,685	$0.16

Note 6 - Comprehensive Income

Comprehensive income includes net income and other comprehensive income, which is defined as nonowner related transactions in equity. The following table sets forth the amounts of other comprehensive income included in equity along with the related tax effect.

For the three months ended

	March 31,
	2007	2006
Unrealized gains (losses) on securities available-for-sale:	$53,531	$(109,517)
Reclassification adjustment for gains realized
in net income	1,021	-
Net unrealized gains (losses) on securities	54,552	(109,517)
Tax effect	(19,222)	37,236
Net-of-tax amount	$35,330	$(72,281)

Accumulated other comprehensive income (loss) consists solely of the unrealized gain (loss) on securities available-for-sale, net of the deferred tax effects.

FIRST RELIANCE BANCSHARES, INC.

Notes to Condensed Consolidated Financial Statements

Note 7 - Reclassifications

Certain captions and amounts in the March 31, 2006 10-Q were reclassified to conform with the March 31, 2007 presentation.

FIRST RELIANCE BANCSHARES, INC.

Item 2. Management’s Discussion and Analysis or Plan of Operation

The following discussion of financial condition as of March 31, 2007 compared to December 31, 2006, and the results of operations for the three months ended March 31, 2007 compared to the three months ended March 31, 2006 should be read in conjunction with the condensed financial statements and accompanying footnotes appearing in this report.

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

FIRST RELIANCE BANCSHARES, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - continued

Overview

First Reliance Bank (the "Bank") is a state-chartered bank headquartered in Florence, South Carolina. The Bank opened for business on August 16, 1999. The principal business activity of the Bank is to provide banking services to domestic markets, principally in Florence County, Lexington County, Charleston County, Greenville County, and York County South Carolina. The deposits of the Bank are insured by the Federal Deposit Insurance Corporation.

FIRST RELIANCE BANCSHARES, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - continued

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

Critical Accounting Policies

We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements. Our significant accounting policies are described in the notes to the consolidated financial statements at December 31, 2006 as filed on our annual report on Form 10-K. Certain accounting policies involve significant judgments and assumptions by us which have a material impact on the carrying value of certain assets and liabilities. We consider these accounting policies to be critical accounting policies. The judgments and assumptions we use are based on the historical experience and other factors, which we believe to be reasonable under the circumstances. Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates which could have a major impact on our carrying values of assets and liabilities and our results of operations.

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

Effect of Economic Trends

Economic conditions, competition and federal monetary and fiscal policies also affect financial institutions. Lending activities are also influenced by regional and local economic factors, such as housing supply and demand, competition among lenders, customer preferences and levels of personal income and savings in our primary market area.

FIRST RELIANCE BANCSHARES, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - continued

Results of Operations

Income Statement Review

Three months ended March 31, 2007 and 2006:

Our net income was $707,207 and $573,703 for the three months ended March 31, 2007 and 2006, respectively, an increase of $133,504, or 23.3%.  The $133,504 increase in net income resulted primarily from an increase of $380,012 in net interest income and $254,730 in non-interest income which was partially offset by an increase of $619,957 in noninterest expense.

Net Interest Income

Our level of net interest income is determined by the level of earning assets and the management of our net interest margin.  The continuous growth in our loan portfolio is the primary driver of the increase in net interest income.  During the three months ended March 31, 2007, our average loan portfolio increased $43.0 million compared to the average for the three months ended March 31, 2006.  We anticipate the growth in loans will continue to drive the growth in assets and the growth in net interest income.  However, no assurance can be given that we will be able to continue to increase loans at the same levels we have experienced in the past.

Our decision to grow the loan portfolio at the current pace created the need for a higher level of capital and the need to increase deposits and borrowings.  This loan growth strategy also resulted in a significant portion of our assets being in higher earning loans than in lower yielding investments.  At March 31, 2007, loans represented 77.9% of total assets, while investments represented 7.8% of total assets.  While we plan to continue our focus on increasing the loan portfolio, as rates on investment securities begin to rise and additional deposits are obtained, we also anticipate increasing the size of the investment portfolio.

The historically low interest rate environment in the last three years allowed us to obtain short-term borrowings and wholesale certificates of deposit at relatively low rates. We continue to aggressively target core deposit growth by offering the best in market deposit and loan rates. This, along with our successful marketing campaigns and cross selling, is producing a more seasoned deposit base. At March 31, 2007, retail deposits represented $257.8 million, or 53.3% of total assets, borrowings represented $29.3 million, or 6.1% of total assets, and non-core deposits represented $150.5 million, or 36.9% of total assets.

As more fully discussed in the - "Market Risk" and - "Liquidity and Interest Rate Sensitivity" sections below, at March 31, 2007, 62.3% of our loans had variable rates.  Given our high percentage of rate-sensitive loans, our primary focus during the past three years has been to obtain short-term liabilities to fund our asset growth.  This strategy improves our ability to manage the impact on our earnings resulting from anticipated increases in market interest rates.

At March 31, 2007, 88.6% of interest-bearing liabilities had a maturity of less than one year. At March 31, 2007, we had $25.9 million more liabilities than assets that reprice within the next three months.

We intend to maintain a capital level for the bank that exceeds requirements to be classified as a "well capitalized" bank.  To provide the additional capital needed to support our bank's growth in assets, in 2005 we issued $10.3 million in junior subordinated debentures. As of March 31, 2007, the company's regulatory capital levels were over $15.0 million in excess of the various well capitalized requirements.

FIRST RELIANCE BANCSHARES, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - continued

Results of Operations, continued

In addition to the growth in both assets and liabilities, and the timing of repricing of our assets and liabilities, net interest income is also affected by the ratio of interest-earning assets to interest-bearing liabilities and the changes in interest rates earned on our assets and interest rates paid on our liabilities.

Our net interest income margin for the three months ended March 31, 2007, exceeded our net interest spread because we had more interest-earning assets than interest-bearing liabilities.  Average interest-earning assets exceeded average interest-bearing liabilities by $45.4 million for the three months ended March 31, 2007.

Our net interest spread for the three months ended March 31, 2007 was 3.87%. Because of higher rates paid on interest bearing liabilities, our net interest spread decreased 4 basis points in the three months ended March 31, 2007, versus the prior year's interest spread.

For the three months ended March 31, 2007, our net interest margin was 4.37%.  The change in our net interest margin was 1 basis point higher than the change in net interest spread for the three month period ended March 31, 2007 when compared to the same period in 2006.

We have included a number of tables to assist in our description of various measures of our financial performance.  For example, the "Average Balances" table shows the average balance of each category of our assets and liabilities as well as the yield we earned or the rate we paid with respect to each category during the three months ended March 31, 2007 and 2006.  A review of this table shows that our loans typically provide higher interest yields than do other types of interest-earning assets, which is why we direct a substantial percentage of our earning assets into our loan portfolio.  Similarly, the "Rate/Volume Analysis" table demonstrates the effect of changing interest rates and changing volume of assets and liabilities on our financial condition during the periods shown.  A review of these tables shows that as short-term rates continue to rise, the increase in net interest income is more effected by the changes in rates than in prior years.  We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included tables to illustrate our interest rate sensitivity with respect to interest-earning accounts and interest-bearing accounts.  Finally, we have included various tables that provide detail about our investment securities, our loans, our deposits, and other borrowings.

The following table sets forth information related to our average balance sheets, average yields on assets, and average costs of liabilities.  We derived these yields by dividing income or expense by the average balance of the corresponding assets or liabilities.  We derived average balances from the daily balances throughout the periods indicated.

FIRST RELIANCE BANCSHARES, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - continued

Results of Operations, continued

	Average Balances, Income and Expenses, and Rates
	For the three months ended March 31, 2007			For the three months ended March 31, 2006
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Securities, taxable	$19,915,838	$234,334	4.77	$22,711,320	$270,349	4.83%
Securities, nontaxable(1)	15,734,123	227,990	5.88	14,153,333	204,218	5.85
Loans(2)	368,023,821	7,892,673	8.70	325,041,021	6,397,688	7.98
Federal funds sold and other	7,342,544	91,803	5.07	15,970,067	183,389	4.66
Nonmarketable equity Securities	1,872,277	27,161	5.88	1,527,153	20,499	5.44
Total earning assets	412,888,603	8,473,961	8.32	379,402,894	7,076,142	7.56
Non-earning assets	35,389,417			26,766,805
Total assets	$448,278,020			$406,169,699
Liabilities and
Stockholders' equity
Interest bearing transaction accounts	$27,086,021	$37,870	0.57%	$25,858,190	$51,555	0.81%
Savings and money market accounts	78,076,844	775,869	4.03	79,843,916	667,025	3.39
Time deposits	223,250,687	2,766,399	5.03	194,391,647	1,886,358	3.94
Total interest bearing	328,413,552	3,580,138	4.42	300,093,754	2,604,938	3.52
deposits
Junior subordinated
debentures	10,310,000	152,846	6.01	10,310,000	150,889	5.94
Other borrowings	28,726,684	294,447	4.16	24,623,217	259,831	4.28
Total other interest
bearing liabilities	39,036,684	447,293	4.65	34,933,217	259,831	3.02
Total interest bearing
liabilities	367,450,236	4,027,431	4.45	335,026,971	3,015,658	3.65
Non-interest bearing
deposits	43,424,223			37,008,598
Other Liabilities	2,912,917			3,771,466
Stockholders' equity	34,490,644			30,362,665
Total liabilities
and equity	$448,278,020			$406,169,699
Net interest income
/interest spread		4,446,530	3.87%		4,060,484	3.91%
Net yield on earning assets			4.37%			4.34%

(1)	Fully tax- equivalent basis at 34% tax rate for non-taxable securities

(2)	Includes mortgage loans held for sale

FIRST RELIANCE BANCSHARES, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - continued

Our net interest spread was 3.87% for the three months ended March 31, 2007, compared to 3.91% for the three months ended March 31, 2006.  The net interest spread is the difference between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities.

Our net interest margin is calculated as net interest income divided by average interest-earning assets.  Our net interest margin for the three months ended March 31, 2007 was 4.37%, compared to 4.34% for the three months ended March 31, 2006.  During the three months ended March 31, 2007, interest-earning assets averaged $412.9 million, compared to $379.4 million in the three months ended March 31, 2006.  Interest earning assets exceeded interest bearing liabilities by $45.4 million and $44.4 million for the three month periods ended March 31, 2007 and 2006, respectively.

Our loan yield increased 72 basis points for the three months ended March 31, 2007 compared to the three months ended March 31, 2006 as a result of approximately 62.3% of the loan portfolio having variable rates. Offsetting the increase in our loan yield is a 90 basis point increase in the cost of our interest-bearing deposits for the first quarter of 2007 compared to the same period in 2006.  The increase in the rate on our time deposits is due to the renewal rates on time deposits being much higher than the original rates due to the number of increases in the prime rate.  In addition, the cost of our savings and money market accounts has increased by 64 basis points as we have increased the rates we offer on these products in relation to the increase in short-term market rates to stay competitive.

Net interest income, the largest component of our income, was $4.4 million and $4.0 million for the three months ended March 31, 2007 and 2006, respectively.  The significant increase in the first quarter of 2007 related to higher levels of both average earning assets and interest-bearing liabilities.  Average earning assets were $33.5 million higher during the three months ended March 31, 2007 compared to the same period in 2006.

Interest income for the three months ended March 31, 2007 was $8.4 million, consisting of $7.9 million of interest and fees on loans, $404,475 of investment income, interest of $78,659 on federal funds sold, and $40,305 in other interest income. Interest on loans for the three months ended March 31, 2007 and 2006 represented 93.8% and 91.1%, respectively, of total interest income, while income from investments, federal funds sold, and other interest income represented only 6.2% and 8.9% of total interest income.  The high percentage of interest income from loans relates to our strategy to maintain a significant portion of our assets in higher earning loans compared to lower yielding investments.  Average loans represented 89.1% and 85.7% of average interest-earning assets for the three months ended March 31, 2007 and 2006, respectively.

Interest expense for the three months ended March 31, 2007 was $4.0 million, consisting of $3.6 million related to deposits and $447,293 related to borrowings. Interest expense on deposits for the three months ended March 31, 2007 and 2006 represented 88.9% and 86.4%, respectively, of total interest expense, while interest expense on borrowings represented 11.1% and 13.6%, respectively, of total interest expense for the same three month periods. During the three months ended March 31, 2007, average interest-bearing deposits increased by $28.3 million over the same period in 2006, while average other interest bearing liabilities during the three months ended March 31, 2007 increased $4.1 million over the same period in 2006.

FIRST RELIANCE BANCSHARES, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - continued

Rate/Volume Analysis

Net interest income can be analyzed in terms of the impact of changing interest rates and changing volume.  The following table sets forth the effect which the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the periods presented.

	Three Months Ended March 31,
	2007 compared to 2006
	Rate	Volume	Total
Securities, taxable	(3,302)	(32,713)	(36,015)
Securities, nontaxable	1,044	22,728	23,772
Loans	606,328	888,657	1,494,985
Federal funds sold and other	14,941	(106,526)	(91,585)
Nonmaketable equity securities	1,756	4,906	6,662
Total earning assets	620,767	770,052	1,397,819
Interest bearing transaction accounts	(16,022)	2,337	(13,685)
Savings and money market accounts	123,865	(15,021)	108,844
Time deposits	572,709	307,332	880,042
Total deposits	680,552	294,648	975,200
Junior subordinated debentures	1,957	-	1,957
Other borrowings	(7,488)	42,104	34,616
Total other interest bearing liabilities	(5,531)	42,104	36,573
Total interest-bearing liabilities	675,021	336,752	1,011,773
Net interest income	(54,254)	440,300	386,046

Provision for Loan Losses

We have established an allowance for loan losses through a provision for loan losses charged as an expense on our statement of income.  We review our loan portfolio periodically to evaluate our outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan losses.  Please see the discussion below under "Balance Sheet Review - Provision and Allowance for Loan Losses" for a description of the factors we consider in determining the amount of the provision we expense each period to maintain this allowance.

Three months ended March 31, 2007 and 2006

The provision for loan losses is the charge to operating earnings that we feel is necessary to maintain the allowance for loan losses at an adequate level. For the three months ended March 31, 2007, the provision for loan losses was $135,234. For the three months ended March 31, 2006, the provision for loan losses was $250,285. Based on present information, we believe the allowance for loan losses was adequate at March 31, 2007 to meet presently known and inherent risks in the loan portfolio. The allowance for loan losses was 1.10% of total loans at March 31, 2007 and 2006.  There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. We maintain an allowance for loan losses based on, among other things, historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. The allowance is based upon a number of assumptions about future events, which management believes to be reasonable, but which may not prove to be accurate. Thus, there is a risk that charge-offs in future periods could exceed the allowance for loan losses or that substantial additional increases in the allowance for loan losses could be required. Additions to the allowance for loan losses would result in a decrease in net income and, possibly, in capital.

FIRST RELIANCE BANCSHARES, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - continued

Noninterest Income

The following table sets forth information related to our noninterest income.

	Three months ended
	March 31,
	2007	2006
Gain on sale of mortgage loans	$470,242	$358,450
Service fees on deposit accounts	442,670	364,379
Other income	280,273	215,626
Total noninterest income	$1,193,185	$938,455

Three months ended March 31, 2007 and 2006

Noninterest income in the three month period ended March 31, 2007 was $1.2 million an increase of 27.1% over noninterest income of $938,455 in the same period of 2006.

Loan fee income consists primarily of fees from mortgage origination fees, mortgage administrative fees, and mortgage yield spread premium from the secondary market.  Loan fees were $470,242 and $358,450 for the three months ended March 31, 2007 and 2006, respectively.  The $111,792 increase for the three months ended March 31, 2007 compared to the same period in 2006 related primarily to an increase of $60,398 in mortgage yield spread premium and a $10,598 in mortgage origination fees.

Service fees on deposits consist primarily of income from NSF fees and service charges on transaction accounts.  Service fees on deposits were $442,670 and $364,379 for the three months ended March 31, 2007 and 2006, respectively. NSF income was $419,731 and $341,497 for the three months ended March 31, 2007 and 2006, respectively, representing 94.8% of total service fees on deposits in the 2007 period compared to 93.7% of total service fees on deposits in the 2006 period. In addition, service charges on deposit accounts increased to $22,938 for the three months ended March 31, 2007 compared to $22,882 for the same period ended March 31, 2006.

Other income consisted primarily of fees received on cash value of life insurance and rental income.  Other income was $280,273 and $215,626 for the three months ended March 31, 2007 and 2006, respectively.

Noninterest Expense

Three months ended March 31, 2007 and 2006

Total noninterest expense for the three months ended March 31, 2007 was $4.5 million, an increase of $619,957, or 16.0% over the three months ended March 31, 2006. The primary reason was the $355,140 increase in salaries and employee benefits over the two periods as we continued to hire employees and expand into new market locations.  In addition, occupancy expense increased $48,410, or 16.8%, for the three months ending March 31, 2007 as compared to the three months ending March 31, 2006. This increase is also primarily a result of additional expenses associated with the growth of the Bank through its expansion into the new market locations. Other operating expenses increased $188,324 or 15.8% for the three months ended March 31, 2007. Income tax expense was $234,183 for the three months ended March 31, 2007 compared to $237,851 during the same period in 2006.

FIRST RELIANCE BANCSHARES, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - continued

Balance Sheet Review

General

At March 31, 2007, we had total assets of $483.5 million, consisting principally of $376.8 million in loans, $37.7 million in investments, 24.1 million in fed funds sold, and $8.8 million in cash and due from banks.  Our liabilities at March 31, 2007 totaled $448.4 million, which consisted principally of $408.3 million in deposits, $19.0 million in FHLB advances, $8.7 million in repurchase agreements, and $10.3 million in junior subordinated debentures.  At March 31, 2007, our shareholders' equity was $35.1 million.

At December 31, 2006, we had total assets of $456.2 million, consisting principally of $353.5 million in loans, $38.4 million in investments, $14.1 million in federal funds sold, and $17.3 million in cash and due from banks.  Our liabilities at December 31, 2006 totaled $422.1 million, consisting principally of $372.9 million in deposits, $28.5 million in FHLB advances, $8.1 million in repurchase agreements, and $10.3 million of junior subordinated debentures.  At December 31, 2006, our shareholders' equity was $34.1 million.

Investments

Contractual maturities and yields on our investments that are available for sale and are held to maturity at March 31, 2007 are shown in the following table.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

Investment Securities Maturity Distribution and Yields

	March 31, 2007
	Estimated	Tax
	Fair	Equivalent
	Value	Yield
Within One Year
U.S. government agencies and corporations	$-	-%
Government sponsored enterprises	-	-
Municipals	-	-
Mortgage back securities	-	-
Total	$-	-%
One to Five Years
U.S. government agencies and corporations	$367,028	6.17%
Government sponsored enterprises	3,978,066	5.34
Municipals	883,312	5.40
Mortgage back securities	937,448 3.91
Total	$6,165,854	5.40%
Five to Ten Years
U.S. government agencies and corporations	$-	-%
Government sponsored enterprises	-	-
Municipals	925,920	6.07
Mortgage back securities	1,038,027	3.75
Total	$1,963,947	4.84%
Over Ten Years
U.S. government agencies and corporations	$-	-%
Government sponsored enterprises	-	-
Municipals	14,399,848	6.54
Mortgage back securities	12,792,989	4.78
Total	$27,192,837	5.71%

Other	$322,126	-%
Total Investment Securities	$35,644,764	5.55%

FIRST RELIANCE BANCSHARES, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - continued

Investments

The amortized costs and the fair value of our investments at March 31, 2007 and December 31, 2006 are shown in the following table.
	March 2007		December 2006
	Amortized		Amortized
	Cost	Estimated	Cost	Estimated
	(Book Value)	Fair Value	(Book Value)	Fair Value
U.S. Government agencies and corporations	$365,189	$367,028	$380,315	$381,220
Government sponsored enterprises	4,000,000	3,978,066	4,990,352	4,950,313
Mortgage-backed securities	15,052,058	14,768,464	15,521,860	15,202,326
Municipal securities	15,940,727	16,209,080	14,805,485	15,085,907
Other	218,750	322,126	218,750	311,505
	$35,576,724	$35,644,764	$35,916,762	$35,931,271

At March 31, 2007, we had $35.6 million in our investment securities portfolio which represented approximately 7.4% of our total assets.  We held U.S. Government agency securities, government sponsored enterprises, municipal securities, and mortgage-backed securities with a fair value of $35.6 million and an amortized cost of $35.6 million for an unrealized gain of $65,040.  We believe, based on industry analyst reports and credit ratings that the deterioration in value is attributed to changes in market interest rates and not in the credit quality of the issuer and therefore, these losses are not considered other-than-temporary.  We have the ability and intent to hold these securities until such time as the value recovers or the securities mature.

At December 31, 2006, the $35.9 million in our investment securities portfolio represented approximately 7.9% of our total assets.  We held U.S. Government agency securities, government sponsored enterprises, municipal securities, mortgage-backed securities with a fair value of $35.9 million and an amortized cost of $35.9 million for an unrealized gain of $14,509.  As a result of the strong growth in our loan portfolio and the historical low fixed rates that were available during the last two and one-half years, we have maintained a lower than normal level of investments.  As rates on investment securities rise and additional capital and deposits are obtained, we anticipate increasing the size of the investment portfolio.

Contractual maturities and yields on our available for sale investments at March 31, 2007 are shown in the following table.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.  At March 31, 2007, we had no securities with a maturity of within one year.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - continued

Loans

Since loans typically provide higher interest yields than other types of interest earning assets, a substantial percentage of our earning assets are invested in our loan portfolio.  For the three months ended March 31, 2007 and 2006, average loans including mortgage loans held for sale were $368.0 million and $325.0 million, respectively.  Before the allowance for loan losses, total loans outstanding at March 31, 2007 were $376.8 million.  Average loans including mortgage loans held for sale for the year ended December 31, 2006 were $348.7 million.  Before the allowance for loan losses, total loans outstanding at December 31, 2006 were $353.5 million.

FIRST RELIANCE BANCSHARES, INC.

The following table summarizes the composition of our loan portfolio March 31, 2007 and December 31, 2006.

	March 31,	% of	December 31,	% of
	2007	Total	2006	Total
Mortgage loans on real estate
Residential 1-4 family	$57,258,122	15.20	$50,844,955	14.38
Multifamily	9,808,932	2.60	7,826,863	2.21
Commercial	138,361,139	36.72	127,213,968	35.99
Construction	65,579,865	17.41	64,118,098	18.14
Second mortgages	4,660,250	1.24	4,513,048	1.28
Equity lines of credit	29,432,430	7.81	27,853,374	7.88
Total mortgage loans	305,100,738		282,370,306
Commercial and industrial	54,315,515	14.42	51,710,250	14.63
Consumer	11,977,541	3.18	12,728,353	3.60
Other, net	5,392,877	1.43	6,682,127	1.89
Total loans	$376,786,671		$353,491,036

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

The following table summarizes the loan maturity distribution by type and related interest rate characteristics at March 31, 2007.

Loan Maturity Schedule and Sensitivity to Changes in Interest Rates

March 31, 2007		Over
(Dollars in thousands)		One Year
	One Year or	Through	Over Five
	Less	Five Years	Years	Total
Commercial and industrial	$24,563	$28,818	$934	$54,315
Real estate	117,988	156,492	30,621	305,101
Consumer and other	6,511	10,566	294	17,371
	$149,062	$195,876	$31,849	$376,787
Loans maturing after one year with:
Fixed interest rates				$111,065
Floating interest rates				116,660
				$227,725

FIRST RELIANCE BANCSHARES, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - continued

Provision and Allowance for Loan Losses

We have established an allowance for loan losses through a provision for loan losses charged to expense on our statement of income.  The allowance for loan losses represents an amount which we believe will be adequate to absorb probable losses on existing loans that may become uncollectible.  Our judgment as to the adequacy of the allowance for loan losses is based on a number of assumptions about future events, which we believe to be reasonable, but which may or may not prove to be accurate.  Our determination of the allowance for loan losses is based on evaluations of the collectibility of loans, including consideration of factors such as the balance of impaired loans, the quality, mix, and size of our overall loan portfolio, economic conditions that may affect the borrower's ability to repay, the amount and quality of collateral securing the loans, our historical loan loss experience, and a review of specific problem loans.  We also consider subjective issues such as changes in the lending policies and procedures, changes in the local/national economy, changes in volume or type of credits, changes in volume/severity of problem loans, quality of loan review and board of director oversight, concentrations of credit, and peer group comparisons.  Due to our limited operating history, the provision for loan losses has been made primarily as a result of our assessment of general loan loss risk compared to banks of similar size and maturity.  Due to the rapid growth of our bank over the past several years and our short operating history, a large portion of the loans in our loan portfolio and of our lending relationships are of relatively recent origin.  In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process known as seasoning.  As a result, a portfolio of older loans will usually behave more predictably than a newer portfolio.  Because our loan portfolio is relatively new, the current level of delinquencies and defaults may not be representative of the level that will prevail when the portfolio becomes more seasoned, which may be higher than current levels.  If delinquencies and defaults increase, we may be required to increase our provision for loan losses, which would adversely affect our results of operations and financial condition.  Periodically, we adjust the amount of the allowance based on changing circumstances.  We charge recognized losses to the allowance and add subsequent recoveries back to the allowance for loan losses.  There can be no assurance that charge-offs of loans in future periods will not exceed the allowance for loan losses as estimated at any point in time or that provisions for loan losses will not be significant to a particular accounting period.

The following table summarizes the activity related to our allowance for loan losses for the three months ended March 31, 2007 and 2006:

Risk Elements in the Loan Portfolio

The following is a summary of risk elements in the loan portfolio:

	March 31,	March 31,
	2007	2006
Loans
Nonaccrual loans	$575,668	$1,007,332
Accruing loans more than 90 days past due	346,993	471,239

Activity in the Allowance for Loan Losses is as follows:

	March 31,
	2007	2006
Balance, January 1,	$4,001,881	$3,419,368
Provision for loan losses for the period	135,234	250,286
Net loans (charged-off) recovered for the period	(3,053)	(75,646)
Balance, end of period	$4,134,062	$3,594,008
Total loans outstanding, end of period	$376,786,671	$326,997,202
Allowance for loan losses to loans outstanding	1.10%	1.10%

FIRST RELIANCE BANCSHARES, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - continued

Provision and Allowance for Loan Losses

We do not allocate the allowance for loan losses to specific categories of loans.  Instead, we evaluate the adequacy of the allowance for loan losses on an overall portfolio basis utilizing our credit grading system which we apply to each loan.

The allowance for loan losses was $4.1 million and $3.6 million at March 31, 2007 and 2006, respectively, or 1.10% of outstanding loans.  During the three months ended March 31, 2007, we had net charged off loans of $3,053. During the three months ended March 31, 2006 we had net charge-offs of $75,646.

At March 31, 2007 and December 31, 2006, nonaccrual loans represented 0.15% and 0.19% of total loans, respectively.  At March 31, 2007 and December 31, 2006, we had $575,668 and $670,650 of loans, respectively, on nonaccrual status.   Generally, a loan is placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when we believe, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that collection of the loan is doubtful.  A payment of interest on a loan that is classified as nonaccrual is recognized as income when received.

Deposits and Other Interest-Bearing Liabilities

Our primary source of funds for loans and investments is our deposits, advances from the FHLB, and short-term repurchase agreements.  Through successful marketing campaigns and branch expansion, we have been able to increase our deposits in our local markets. Sometimes it’s necessary to obtain a portion of our certificates of deposits from areas outside of our market.  The deposits obtained outside of our market area generally have comparable rates compared to rates being offered for certificates of deposits in our local market.  We also utilize out-of-market deposits in certain instances to obtain longer-term deposits than are readily available in our local market.  We anticipate that the amount of time deposits will continue to decline as our new retail deposit offices become established.  The amount of out-of-market deposits was $65.6 million at March 31, 2007 and $45.4 million at December 31, 2006.

We anticipate being able to either renew or replace these out-of-market deposits when they mature, although we may not be able to replace them with deposits with the same terms or rates.  Our loan-to-deposit ratio was 92.3% and 94.8% at March 31, 2007 and December 31, 2006, respectively.

The following table shows the average balance amounts and the average rates paid on deposits held by us for the three months ended March 31, 2007 and 2006.

	2007		2006
(Dollars in thousands)	Average Amount	Average Rate	Average Amount	Average Rate
Noninterest bearing demand deposits	$43,424,223	-%	$37,008,598	-%
Interest bearing demand deposits	27,086,021	0.57	25,858,190	0.81
Savings accounts	78,076,844	4.03	79,843,916	3.39
Time deposits	223,250,687	5.03	194,391,647	3.94
	$371,837,775	3.90	337,102,351	3.13

The increase in time deposits for the three months ended March 31, 2007 resulted from an increase in retail time deposits.  A significant portion of the increase in retail time deposits is attributed to successful pricing and marketing promotions.

FIRST RELIANCE BANCSHARES, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - continued

All of our time deposits are certificates of deposits.  The maturity distribution of our time deposits of $100,000 or more at March 31, 2007 (in thousands) was as follows:

March 31,
2007
Three months or less	$22,925,227
Over three through twelve months	90,720,378
Over one year through three years	20,638,838
Over three years	1,249,948
Total	$135,534,391

Capital Resources

Total shareholders' equity at March 31, 2007 was $35.1 million.  At December 31, 2006, total shareholders' equity was $34.1 million.  The increase during the first three months of 2007 resulted primarily from the $707,207 million of net income earned.

The following table shows the return on average assets (net income divided by average total assets), return on average equity (net income divided by average equity), and equity to assets ratio (average equity divided by average total assets) for the three months ended March 31, 2007 and 2006.  Since our inception, we have not paid cash dividends.

	March 31,	March 31,
	2007	2006
Return on average assets	0.64	0.58
Return on average equity	8.32	7.67
Average equity to average assets ratio	7.70	7.48

Our return on average assets was 0.64% for the three months ended March 31, 2007, an increase from 0.58% for the prior year period ended December 31, 2006.  In addition, our return on average equity increased to 8.32% from 7.67% for the three months ended March 31, 2007 and three months ended March 31, 2006, respectively.  Average equity to average assets increased to 7.70% from 7.48% for the three months ended March 31, 2007 and three months ended March 31, 2006, respectively

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

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

FIRST RELIANCE BANCSHARES, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - continued

The following table sets forth the holding company's and the bank's various capital ratios at March 31, 2007 and at December 31, 2006.  For all periods, the bank was considered "well capitalized" and the holding company met or exceeded its applicable regulatory capital requirements.

	March 31, 2007		December 31, 2006
	Holding		Holding
	Company	Bank	Company	Bank
Tier 1 capital (to risk-weighted assets)	11.07%	10.53%	11.42%	10.84%
Total capital (to risk-weighted assets)	12.08%	11.54%	12.45%	11.86%
Leverage or Tier 1 capital (to total average assets)	10.16%	9.68%	9.90%	9.45%

Borrowings

The following table outlines our various sources of borrowed funds during the three months ended March 31, 2007 and the year ended December 31, 2006, the amounts outstanding at the end of each period, at the maximum point for each component during the periods and on average for each period, and the average interest rate that we paid for each borrowing source.  The maximum month-end balance represents the high indebtedness for each component of borrowed funds at any time during each of the periods shown.

(Dollars in thousands)			Maximum
	Ending	Period-	Month-end	Average for the Period
	Balance	End Rate	Balance	Balance	Rate
At or for the three months ended March 31, 2007

Federal Home Loan Bank advances	$19,000	4.27%	$22,000	$20,157	3.87%
Securities sold under agreement to repurchase	8,671	4.53	8,671	8,308	4.47
Federal funds purchased	-	-	835	262	4.64
Junior subordinated debentures	10,310	5.93	10,310	10,310	5.93

At or for the year ended December 31, 2006

Federal Home Loan Bank advances	$28,500	3.81%	$29,800	$21,028	4.24%
Securities sold under agreement to repurchase	8,120	6.02	8,190	6,065	4.27
Federal funds purchased	-	-	955	61	3.72
Junior subordinated debentures	10,310	5.93	10,310	10,310	5.99

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

FIRST RELIANCE BANCSHARES, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - continued

Off-Balance Sheet Risk

Through our operations, we have made contractual commitments to extend credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At March 31, 2007 we had issued commitments to extend credit of $67.6 million and standby letters of credit of $3.2 million through various types of commercial lending arrangements. Approximately $53.1 of these commitments to extend credit had variable rates.

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at March 31, 2007:
			After
		After One	Three
		Through	Through		Greater
	Within One	Three	Twelve	Within One	Than
(Dollars in thousands)	Month	Months	Months	Year	One Year	Total
Unused commitments to extend credit	$7,562	$6,159	$21,538	$35,259	$32,297	$67,556
Standby letters of credit	47	971	2,011	3,029	148	3,177
Totals	$7,609	$7,130	$23,549	$38,288	$32,445	$70,733

We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on its credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.

Market Risk

Market risk is the risk of loss from adverse changes in market prices and rates, which principally arises from interest rate risk inherent in our lending, investing, deposit gathering, and borrowing activities.  Other types of market risks, such as foreign currency exchange rate risk and commodity price risk, do not generally arise in the normal course of our business.  Our finance committee monitors and considers methods of managing exposure to interest rate risk.  We have both an internal finance committee consisting of senior management that meets at various times during each quarter and a management finance committee that meets weekly as needed.  The finance committees are responsible for maintaining the level of interest rate sensitivity of our interest sensitive assets and liabilities within board-approved limits.

We actively monitor and manage our interest rate risk exposure principally by measuring our interest sensitivity "gap," which is the positive or negative dollar difference between assets and liabilities that are subject to interest rate repricing within a given period of time.  Interest rate sensitivity can be managed by repricing assets or liabilities, selling securities available for sale, replacing an asset or liability at maturity, or adjusting the interest rate during the life of an asset or liability.  Managing the amount of assets and liabilities repricing in this same time interval helps to hedge the risk and minimize the impact on net interest income of rising or falling interest rates.  We generally would benefit from increasing market rates of interest when we have an asset-sensitive gap position and generally would benefit from decreasing market rates of interest when we are liability-sensitive.

We were asset sensitive during most of the year ended December 31, 2006 and during the three months ended March 31, 2007.  As of March 31, 2007, we expect to be liability sensitive for the next nine months because a majority of our deposits reprice over a 12-month period.  Approximately 62.3% of our loans were variable rate loans at March 31, 2007.  The ratio of cumulative gap to total earning assets after 12 months was 11.3% because $109.3 million more assets will reprice in a 12 month period than liabilities.   However, our gap analysis is not a precise indicator of our interest sensitivity position.  The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally.  For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but those rates are viewed by us as significantly less interest-sensitive than market-based rates such as those paid on noncore deposits.  Net interest income may be affected by other significant factors in a given interest rate environment, including changes in the volume and mix of interest-earning assets and interest-bearing liabilities.

FIRST RELIANCE BANCSHARES, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - continued

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

At March 31, 2007, our liquid assets, consisting of cash and due from banks and federal funds sold, amounted to $32.9 million, or 6.8% of total assets.  Our investment securities at March 31, 2007 amounted to $37.7 million, or 7.8% of total assets.  Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner.  However, $8.7 million of these securities are pledged against repurchase agreements, other required deposit accounts, and unused FHLB borrowing lines. At December 31, 2006, our liquid assets amounted to $31.5 million, or 6.9% of total assets.  Our investment securities at December 31, 2006 amounted to $38.4 million, or 8.4% of total assets.  However, $8.1 million of these securities were pledged.

Our ability to maintain and expand our deposit base and borrowing capabilities serves as our primary source of liquidity.  We plan to meet our future cash needs through the liquidation of temporary investments, the generation of deposits, and from additional borrowings.  In addition, we will receive cash upon the maturity and sale of loans and the maturity of investment securities.  During most of 2006 and the first three months of 2007, as a result of historically low rates that were being earned on short-term liquidity investments, we chose to maintain a lower than normal level of short-term liquidity securities.  In addition, we maintain nine federal funds purchased lines of credit with correspondent banks giving us credit availability totaling $32.5 million. There were no borrowings against the lines at March 31, 2007.  We are also a member of the Federal Home Loan Bank of Atlanta, from which applications for borrowings can be made for leverage purposes.  The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the bank be pledged to secure any advances from the FHLB. The Company has an available line to borrow funds from the Federal Home Loan Bank up to 30% of the Bank’s total assets which provide additional available funds of $145.1 million at March 31, 2007. At March 31, 2007 the bank had $19 million outstanding in FHLB advances. We believe that these funds will be sufficient to meet our future liquidity needs. Asset/liability management is the process by which we monitor and control the mix and maturities of our assets and liabilities. The essential purposes of asset/liability management are to ensure adequate liquidity and to maintain an appropriate balance between interest sensitive assets and liabilities in order to minimize potentially adverse impacts on earnings from changes in market interest rates.  We have both an internal finance committee consisting of senior management that meets at various times during each quarter and a management finance committee that meets weekly as needed.  The finance committees are responsible for maintaining the level of interest rate sensitivity of our interest sensitive assets and liabilities within board-approved limits.

FIRST RELIANCE BANCSHARES, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - continued

The following table sets forth information regarding our rate sensitivity as of March 31, 2007 for each of the time intervals indicated. The information in the table may not be indicative of our rate sensitivity position at other points in time.  In addition, the maturity distribution indicated in the table may differ from the contractual maturities of the earning assets and interest-bearing liabilities presented due to consideration of prepayment speeds under various interest rate change scenarios in the application of the interest rate sensitivity methods described above.

Interest Sensitivity Analysis
March 31, 2007

		After One	Three		Greater Than
		Through	Through		One Year or
	Within One	Three	Twelve	Within One	Non-
(Dollars in thousands)	Month	Months	Months	Year	Sensitive	Total
Assets
Interest-earning assets
Loans	$238,982	$6,296	$18,722	$264,000	$112,787	$376,787
Loans held for sale	-	-	-	-	8,100	8,100
Securities, taxable	471	294	1,253	2,018	17,418	19,436
Securities, nontaxable	-	-	503	503	15,706	16,209
Nonmarketable securities	1,780	-	-	1,780	-	1,780
Federal funds sold	24,069	-	-	24,069	-	24,069
Investment in trust	-	-	-	-	310	310
Total earning assets	265,302	6,590	20,478	292,370	154,321	446,691

Liabilities
Interest-bearing liabilities
Interest-bearing deposits:
Demand deposits	31,373	-	-	31,173	-	31,373
Savings deposits	79,117	-	-	79,117	-	79,117
Time deposits	14,571	32,462	172,779	219,812	27,757	247,569
Total interest-bearing Deposits	125,061	32,462	172,779	330,302	27,757	358,059
Federal Home Loan Bank Advances	1,000	-	11,000	12,000	7,000	19,000
Junior sub debentures	-	-	-	-	10,310	10,310
Repurchase agreements	8,671	-	-	8,671	-	8,671
Total interest-bearing Liabilities	134,732	32,462	183,779	350,973	45,067	396,040
Period gap	$130,570	$(25,872)	$(163,301)	$(58,603)	$109,254
Cumulative gap	$130,570	$104,698	$(58,603)	$(58,603)	$50,651
Ratio of cumulative gap to total earning assets	29.23%	23.44%	-13.12%	-13.12%	11.34%

FIRST RELIANCE BANCSHARES, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - continued

The following table sets forth information regarding our rate sensitivity, as of December 31, 2006, at each of the time intervals.

		After One	After Three		Greater Than
		Through	Through	Within	One Year or
December 31, 2006	Within One	Three	Twelve	One	Non-
(Dollars in thousands)	Month	Months	Months	Year	Sensitive	Total
Assets
Interest-earning assets
Loans, including held for sale	$229,803	$4,381	$16,493	$250,677	$109,446	$360,123
Securities, taxable	539	314	1,336	2,189	18,656	20,845
Securities, nontaxable	-	-	-	-	15,086	15,086
Nonmarketable securities	2,188	-	-	2,188	-	2,188
Investment in trust	-	-	-	-	310	310
Federal funds sold	14,135	-	-	14,135	-	14,135
Total earning assets	246,665	4,695	17,829	269,189	143,498	412,687
Liabilities
Interest-bearing liabilities:
Interest-bearing deposits:
Demand deposits	33,243	-	-	33,243	-	33,243
Savings deposits	78,832	-	-	78,832	-	78,832
Time deposits	16,565	53,523	124,049	194,137	24,619	218,756
Total interest-bearing deposits	128,640	53,523	124,049	306,212	24,619	330,831
Advances from Federal Home Loan Bank	10,500	9,000	8,000	27,500	1,000	28,500
Junior subordinated debentures	-	-	-	-	10,310	10,310
Repurchase agreements	8,120	-	-	8,120	-	8,120
Total interest-bearing liabilities	147,260	62,523	132,049	341,832	35,929	377,761
Period gap	$99,405	$(57,828)	$(114,220)	$(72,643)	$107,569
Cumulative gap	$99,405	$41,577	$(72,643)	$(72,643)	$34,926
Ratio of cumulative gap to total earning assets	24.09%	10.07%	(17.60%)	(17.60%)	8.46%

FIRST RELIANCE BANCSHARES, INC.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

See "Market Risk" and "Liquidity and Interest Rate Sensitivity" in Item 2, Management Discussion and Analysis of Financial Condition and Results of Operations for quantitative and qualitative disclosures about market risk, which information is incorporated herein by reference.

Item 4. Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, our chief executive officer and chief financial officer have evaluated the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”).  Disclosure Controls, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1. Business" under the heading "Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

FIRST RELIANCE BANCSHARES, INC.

By:	/s/ F.R. SAUNDERS, JR.
F. R. Saunders, Jr.
President & Chief Executive Officer

Date: May 15, 2007	By:	/s/ JEFFERY A. PAOLUCCI
Jeffery A. Paolucci
Senior Vice President and Chief Financial Officer