Form 10-Q
period 2007-06-30
FIRST RELIANCE BANCSHARES INC
filed 2007-08-14
CIK 1172102

FIRST RELIANCE BANCSHARES, INC.

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

(Mark One)	FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

3,484,524 shares of common stock, par value $0.01 per share, as of July 31, 2006

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
☐ Yes  ☒ No.

FIRST RELIANCE BANCSHARES, INC.

FIRST RELIANCE BANCSHARES, INC.

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
Assets
Cash and cash equivalents:
Cash and due from banks	$7,996,670	$17,328,075
Federal funds sold	23,601,000	14,135,000
Total cash and cash equivalents	31,597,670	31,463,075
Securities available-for-sale	34,412,589	35,931,271
Nonmarketable equity securities	1,995,400	2,187,600
Investment in trust	310,000	310,000
Total investment securities	36,717,989	38,428,871
Loans held for sale	6,472,908	6,632,010
Loans receivable	404,386,897	353,491,036
Less allowance for loan losses	(4,458,077)	(4,001,881)
Loans, net	399,928,820	349,489,155
Premises and equipment, net	17,862,726	13,770,135
Accrued interest receivable	2,421,681	2,464,531
Other real estate owned	855,599	1,386,380
Cash surrender value life insurance	10,335,086	10,134,036
Other assets	3,321,054	2,442,529
Total assets	$509,513,533	$456,210,722

Liabilities and Shareholders’ Equity
Liabilities
Deposits
Noninterest-bearing transaction accounts	$45,156,803	$42,107,434
Interest-bearing transaction accounts	38,442,293	33,243,099
Savings	77,475,956	78,831,730
Time deposits $100,000 and over	147,175,381	111,991,864
Other time deposits	116,503,199	106,763,956
Total deposits	424,753,632	372,938,083
Securities sold under agreement to repurchase	11,130,839	8,120,014
Advances from Federal Home Loan Bank	26,000,000	28,500,000
Junior subordinated debentures	10,310,000	10,310,000
Accrued interest payable	780,407	766,276
Other liabilities	821,573	1,483,086
Total liabilities	473,796,451	422,117,459

Shareholders’ Equity
Common stock, $0.01 par value; 20,000,000 shares authorized, 3,484,524 and 3,424,878 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	34,845	34,249
Nonvested restricted stock	(142,528)	(66,131)
Capital surplus	25,776,153	25,257,814
Retained earnings	10,472,670	8,857,755
Accumulated other comprehensive income (loss)	(424,058)	9,576
Total shareholders’ equity	35,717,082	34,093,263
Total liabilities and shareholders’ equity	$509,513,533	$456,210,722

See notes to condensed financial statements.

FIRST RELIANCE BANCSHARES, INC.

Condensed Consolidated Statements of Income
(Unaudited)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Interest income:
Loans, including fees	$16,510,892	$13,479,849	$8,618,219	$7,082,161
Investment securities:
Taxable	446,076	530,540	211,742	260,191
Nontaxable	352,957	314,908	182,816	162,507
Federal funds sold	336,410	275,795	257,751	97,924
Other interest income	87,880	59,153	47,575	33,135
Total	17,734,215	14,660,245	9,318,103	7,635,918
Interest expense:
Time Deposits over $100,000	3,152,637	2,127,855	1,760,167	1,067,676
Other deposits	4,604,489	3,372,780	2,416,821	1,828,021
Other interest expense	923,937	773,699	476,644	362,979
Total	8,681,063	6,274,334	4,653,632	3,258,676
Net interest income	9,053,152	8,385,911	4,664,471	4,377,242
Provision for loan losses	460,436	690,786	325,202	440,501
Net interest income after provision for loan losses	8,592,716	7,695,125	4,339,269	3,936,741
Noninterest income:
Service charges on deposit accounts	908,437	774,587	465,767	410,208
Gain on sales of mortgage loans	1,116,131	939,181	645,889	580,731
Brokerage fees	85,869	59,775	45,009	28,310
Credit life insurance commissions	4,606	10,608	1,307	4,179
Other charges, commissions and fees	162,788	125,874	88,325	66,108
Gain on sale of securities	5,996	-	4,975	-
Gain on sale of other real estate	20,374	17,657	11,009	17,657
Gain on sale of fixed assets	16,104	-	1,689	-
Other non-interest income	296,606	263,541	159,756	145,575
Total	2,616,911	2,191,223	1,423,726	1,252,768
Noninterest expenses:
Salaries and employee benefits	5,227,430	4,499,706	2,631,655	2,259,071
Occupancy expense	655,892	561,588	318,496	272,602
Furniture and equipment expense	419,763	359,273	229,102	196,695
Other operating expenses	2,688,958	2,486,816	1,307,548	1,293,730
Total	8,992,043	7,907,383	4,486,801	4,022,098
Income before income taxes	2,217,584	1,978,965	1,276,194	1,167,411
Income tax expense	602,669	582,346	368,486	344,495
Net income	$1,614,915	$1,396,619	$907,708	$822,916
Earnings per share
Basic earnings per share	$0.47	$0.41	$0.26	$0.24
Diluted earnings per share	$0.45	$0.39	$0.26	$0.23

See notes to condensed financial statements.

FIRST RELIANCE BANCSHARES, INC.

Condensed Consolidated Statements of Shareholders' Equity and Comprehensive Income
For the six months ended June 30, 2007 and 2006
(Unaudited)

							Accumulated Other Comprehensive
	Common Stock			Restricted	Treasury	Retained	Income
	Shares	Amount	Surplus	Stock	Stock	Earnings	(Loss)	Total

Balance,
December 31, 2005	3,306,117	$33,061	$24,127,329	$-	$(9,896)	$5,611,847	$(111,706)	$29,650,635

Net income for the period						1,396,619		1,396,619

Other comprehensive
loss, net of tax
benefit of $223,659							(436,031)	(436,031)

Comprehensive income								960,588

Issuance of shares to 404c plan	15,111	151	213,541					213,692

Restricted Stock	6,796	68	100,066	(83,456)				16,678

Sale of treasury stock					9,896			9,896

Exercise of stock options	78,371	784	543,354					544,138

Balance, June 30, 2006	3,406,395	$34,064	$24,984,290	$(83,456)	$-	$7,008,466	$(547,737)	$31,395,627

Balance,
December 31, 2006	3,424,878	$34,249	$25,257,814	$(66,131)	$-	$8,857,755	$9,576	$34,093,263

Net income						1,614,915		1,614,915

Other comprehensive
loss, net of tax
benefit of $222,198							(433,634)	(433,634)

Comprehensive income								1,181,281

Issuance of shares to 404c plan	13,383	134	198,246					198,380

Restricted stock	7,118	71	106,663	(76,397)				30,337

Exercise of stock options	39,145	391	213,430					213,821

Balance, June 30, 2007	3,484,524	$34,845	$25,776,153	$(142,528)	$-	$10,472,670	$(424,058)	$35,717,082

See notes to condensed financial statements.

FIRST RELIANCE BANCSHARES, INC.

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net income	$1,614,915	$1,396,619
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for loan losses	460,436	690,786
Depreciation and amortization expense	359,363	435,488
Gain on sale of equipment	(16,104)	-
Gain on sale of other real estate	(20,374)	(17,657)
Gain on sale of securities	(5,996)
Writedown of other real estate owned	-	119,146
Accretion and premium amortization	31,135	31,167
Disbursements from loans held-for-sale	(69,616,601)	(61,608,586)
Proceeds from sales of mortgages held-for-sale	69,775,703	57,266,823
Deferred income tax provision	(1,005,942)	(500,140)
Decrease in interest receivable	42,850	51,627
Increase (decrease) in interest payable	14,131	(25,429)
Increase (decrease) in other liabilities	(661,247)	253,784
(Increase) decrease in other assets	165,044	(6,000,815)
Net cash provided (used) by operating activities	1,137,313	(7,907,187)
Cash flows from investing activities:
Net increase in loans to customers	(51,218,168)	(38,962,711)
Purchases of securities available-for-sale	(10,019,236)	(1,421,226)
Proceeds on sales of securities available-for-sale	9,785,569	-
Calls and maturities on securities available-for-sale	1,067,689	1,750,001
Purchases of non marketable equity securities	(857,300)	(728,000)
Proceeds on sale of non marketable equity securities	1,052,000	-
Proceeds on sales of other real estate	869,222	270,422
Proceeds from disposal of premises, furniture, and equipment	38,066	-
Purchases of premises and equipment	(4,489,472)	(1,541,883)
Net cash used by investing activities	(53,771,630)	(40,633,397)
Cash flows from financing activities:
Net increase in demand deposits, interest bearing and savings accounts	6,892,789	19,447,619
Net increase in certificates of deposit and other time deposits	44,922,760	-
Net increase in federal funds purchased	-	955,000
Net increase in securities sold under agreements to repurchase	3,010,825	1,418,905
Decrease in advances from the Federal Home Loan Bank	(2,500,000)	6,300,000
Proceeds from issuance of shares to ESOP	198,380	213,692
Sale of treasury stock	-	9,896
Proceeds from the exercise of stock options	213,821	544,138
Issuance of restricted stock	30,337	16,678
Net cash provided by financing activities	52,768,912	28,905,928
Net increase (decrease) in cash and cash equivalents	134,595	(19,634,656)
Cash and cash equivalents, beginning of period	31,463,075	29,706,897
Cash and cash equivalents, end of period	$31,597,670	$10,072,241
Cash paid during the period for
Income taxes	$14,034	$497,959
Interest	$8,695,194	$6,299,763

See notes to condensed financial statements.

FIRST RELIANCE BANCSHARES, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1 - Basis of Presentation

The accompanying financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures, which would substantially duplicate those contained in the most recent annual report to shareholders. The financial statements as of June 30, 2007 and 2006 and for the interim periods then ended are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. The financial information as of December 31, 2006 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in First Reliance Bancshares, Inc.'s 2006 Annual Report on Form 10-K.

Note 2 - Recently Issued Accounting Pronouncements

The following is a summary of recent authoritative pronouncements that may affect accounting, reporting, and disclosure of financial information by the Company:

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”. SFAS No. 157 provides enhanced guidance for using fair value to measure assets and liabilities. The standard also requires expanded disclosures about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect the adoption of Statement 157 to materially impact the Company's consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans”, which amends SFAS No. 87 and SFAS No. 106 to require recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet. Under SFAS No. 158, gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS No. 87 and SFAS No. 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost. The measurement date − the date at which the benefit obligation and plan assets are measured − is required to be the company's fiscal year end. SFAS No. 158 is effective for publicly−held companies for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. The company does not have a defined benefit pension plan. Therefore, SFAS No. 158 will not impact the company's consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities − Including an amendment of SFAS No. 115”. This statement permits, but does not require, entities to measure many financial instruments at fair value. The objective is to provide entities with an opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Entities electing this option will apply it when the entity first recognizes an eligible instrument and will report unrealized gains and losses on such instruments in current earnings. This statement 1) applies to all entities, 2) specifies certain election dates, 3) can be applied on an instrument−by−instrument basis with some exceptions, 4) is irrevocable and 5) applies only to entire instruments. One exception is demand deposit liabilities which are explicitly excluded as qualifying for fair value. With respect to SFAS No. 115, available for sale and held to maturity securities at the effective date are eligible for the fair value option at that date. If the fair value option is elected for those securities at the effective date, cumulative unrealized gains and losses at that date shall be included in the cumulative−effect adjustment and thereafter, such securities will be accounted for as trading securities. SFAS No. 159 is effective for the Company on January 1, 2008. Earlier adoption is permitted in 2007 if the Company also elects to apply the provisions of SFAS No. 157. The Company did not early adopt SFAS No. 159 and believes that it is unlikely that it will expand its use of fair value accounting upon the January 1, 2008 effective date.

FIRST RELIANCE BANCSHARES, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 2 - Recently Issued Accounting Pronouncements - continued

In September, 2006, The FASB ratified the consensuses reached by the FASB's Emerging Issues Task Force ("EITF") relating to EITF No. 06−4 "Accounting for the Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split−Dollar Life Insurance Arrangements". EITF No. 06−4 addresses employer accounting for endorsement split−dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods should recognize a liability for future benefits in accordance with SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", or Accounting Principles Board ("APB") Opinion No. 12, "Omnibus Opinion−1967". EITF 06−4 is effective for fiscal years beginning after December 15, 2007. Entities should recognize the effects of applying this Issue through either (a) a change in accounting principle through a cumulative−effect adjustment to retained earnings or to other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption or (b) a change in accounting principle through retrospective application to all prior periods. The company is currently analyzing the effects of EITF No. 06−4 on the Company’s consolidated financial statements.

In September 2006, the FASB ratified the consensus reached related to EITF No. 06−5, "Accounting for Purchases of Life Insurance−Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85−4, Accounting for Purchases of Life Insurance." EITF No. 06−5 states that a policyholder should consider any additional amounts included in the contractual terms of the insurance policy other than the cash surrender value in determining the amount that could be realized under the insurance contract. EITF No. 06−5 also states that a policyholder should determine the amount that could be realized under the life insurance contract assuming the surrender of an individual−life by individual−life policy (or certificate by certificate in a group policy). EITF No. 06−5 is effective for fiscal years beginning after December 15, 2007. Although, the Company does not believe the adoption of EITF No. 06−5 will have a material impact on the Company's consolidated financial statements management is currently analyzing the impact of adoption.

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

During the six months ended June 30, 2007, the Company granted 62,481 stock appreciation rights. The Company granted 45,774 stock appreciation rights during the same period of 2006. A stock appreciation right entitles an individual to receive the excess of the fair market value from the grant date to the exercise date in a settlement of Company stock. The Company has funded the liability through charges to earnings. The accrued liability for the stock appreciation rights was $36,958 and $12,733 for the six months ended June 30, 2007 and 2006, respectively.

During the three months ended June 30, 2007 and 2006, the company did not issue any stock appreciation rights.

FIRST RELIANCE BANCSHARES, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 3 - Equity Incentive Plan - continued

A summary of the status of the Company’s stock appreciation rights as of the six and three months ended June 30, 2007 and 2006 is presented below:

For the Six Months Ended June 30,	2007		2006
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at January 1	45,504	$14.87	-	$-
Granted	62,481	15.00	45,774	14.87
Exercised	-	-	-	-
Forfeited	-	-	(273)	14.85

Outstanding at June 30	107,985	$14.95	45,501	$14.87

For the Three Months Ended June 30,	2007		2006
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at April 1	107,982	$14.95	-	$-
Granted	-	45,774	14.87
Exercised	-	-	-	-
Forfeited	-	-	(273)	14.85

Outstanding at June 30	107,982	$14.95	45,501	$14.87

During the six months ended June 30, 2007, the Company granted 7,168 shares of restricted stock, pursuant to the 2006 Equity Incentive Plan. The shares “cliff” vest in three years. The weighted average fair value of restricted stock granted in six months ended June 30, 2007 was $15.00. Compensation cost associated with the grant was $30,337 for the six months ended June 30, 2007.

A summary of the status of the Company’s restricted stock as of the three months ended June 30, 2007. Changes during the period are presented below:

	Three months ended June 30, 2007
	Shares	Weighted Average Exercise Price
Outstanding at April 1	8,548	$14.93
Granted	3,166	14.75
Exercised	-	-
Forfeited	-	-
Outstanding at June 30, 2007	11,714	$14.88

FIRST RELIANCE BANCSHARES, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 3 - Equity Incentive Plan - continued

A summary of the status of the Company’s restricted stock as of the six months ended June 30, 2007. Changes during the period are presented below:

	Six months ended June 30, 2007
	Shares	Weighted Average Exercise Price
Outstanding at January 1	6,771	$14.86
Granted	7,118	14.89
Exercised	(2,225)	14.86
Forfeited	-	-
Outstanding at June 30, 2007	11,664	$14.88

Note 4 - Earnings Per Share

The following schedule reconciles the numerators and denominators of the basic and diluted earnings per share computations for the three and six month periods ended June 30, 2007 and 2006.  Dilutive common shares arise from the potentially dilutive effect of the company's stock options and warrants that are outstanding.  The assumed conversion of stock options and warrants can create a difference between basic and dilutive net income per common share.

	Six Months Ended June 30, 2007
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per share
Income available to common shareholders	$1,614,915	3,445,007	$0.47
Effect of dilutive securities
Stock options		104,857
Non vested restricted stock		39
Diluted earnings per share
Income available to common shareholders
plus assumed conversions	$1,614,915	3,549,903	$0.45

	Six Months Ended June 30, 2006
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per share
Income available to common shareholders	$1,396,619	3,366,162	$0.41
Effect of dilutive securities
Stock options		185,510
Non vested restricted stock	-	730
Diluted earnings per share
Income available to common shareholders
plus assumed conversions	$1,396,619	3,552,402	$0.39

FIRST RELIANCE BANCSHARES, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 4 - Earnings Per Share - continued

	Three Months Ended June 30, 2007
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per share
Income available to common shareholders	$907,708	3,457,850	$0.26
Effect of dilutive securities
Stock options		78,010
Non - vested restricted stock	-	1
Diluted earnings per share
Income available to common shareholders plus assumed conversions	$907,708	3,535,861	$0.26

	Three Months Ended June 30, 2006
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per share
Income available to common shareholders	$822,916	3,387,741	$0.24
Effect of dilutive securities
Stock options		181,211
Non - vested restricted stock		928
Diluted earnings per share
Income available to common shareholders plus assumed conversions	$822,916	3,569,880	$0.23

Note 5 - Stock Compensation Plan

On June 19, 2003, the Company established the 2003 First Reliance Bank Employee Stock Option Plan (Stock Plan) that provides for the granting of options to purchase up to 250,000 shares of the Company’s common stock to directors, officers, or employees of the Company. This plan was preceded by the 1999 First Reliance Bank Employee Stock Option Plan, which provided for the granting of options to purchase up to 238,000 shares of the Company’s common stock to directors, officers, or employees of the Company. The per-share exercise price of incentive stock options granted under the Stock Plan may not be less than the fair market value of a share on the date of grant. The per-share exercise price of stock options granted is determined by the Board of Directors. The expiration date of any option may not be greater than ten years from the date of grant. Options that expire unexercised or are canceled become available for reissuance. At June 30, 2007, there were no options available for grant under the 2003 plan and no options available for grant under the 1999 plan.

A summary of the status of the Company’s stock option plan as of six months ended June 30, 2007 changes during the period is presented below:
	Six months ended June 30, 2007
	Shares	Average Exercise Price
Outstanding at January 1	374,264	$8.91
Granted	69,649	14.99
Exercised	(41,370)	5.97
Forfeited	-	-
Outstanding at June 30, 2007	402,543	$10.27

FIRST RELIANCE BANCSHARES, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 5 - Stock Compensation Plan - continued

A summary of the status of the Company’s stock option plan as of three months ended June 30, 2007 changes during the period is presented below:

	Three months ended June 30, 2007
	Shares	Average Exercise Price
Outstanding at April 1	417,522	$10.04
Granted	3,166	14.75
Exercised	(18,145)	5.91
Forfeited	-	-
Outstanding at June 30, 2007	402,543	$10.27

Note 6 - Comprehensive Income

The components of other comprehensive income and related tax effects are as follows:

	Pre-tax Amount	Tax Benefit	Net-of-tax Amount
For the Six Months Ended June 30, 2007:
Unrealized losses on securities available-for-sale	$(657,021)	$223,387	$(433,634)
Reclassification adjustment for gains (losses) realized in net income	3,496	(1,189)	2,307

	$(653,525)	$222,198	$(431,327)

For the Six Months Ended June 30, 2006:
Unrealized losses on securities available-for-sale	$(659,690)	$223,659	$(436,031)
Reclassification adjustment for gains (losses) realized in net income	-	-	-

	$(659,690)	$223,659	$(436,031)

For the Three Months Ended June 30, 2007:
Unrealized losses on securities available-for-sale	$(710,552)	$241,232	$(469,320)
Reclassification adjustment for gains (losses) realized in net income	2,475	(842)	1,633

	$(708,077)	$240,390	$(467,687)

For the Three Months Ended June 30, 2006:
Unrealized losses on securities available-for-sale	$(550,203)	$187,059	$(363,750)
Reclassification adjustment for gains (losses) realized in net income	-	-	-

	$(550,203)	$187,059	$(363,750)

Accumulated other comprehensive income consists solely of net unrealized gains and losses on securities available for sale, net of the deferred tax effects.

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

On June 30, 2005 the Company formed First Reliance Capital Trust I (the “Trust”) for the purpose of issuing trust preferred securities, which enable the Company to obtain Tier 1 capital on a consolidated basis for regulatory purposes. On July 1, 2005, the Company closed a private offering of $10,000,000 of floating rate preferred securities offered and sold by the Trust. The proceeds from such issuance, together with the proceeds from a related issuance of common securities of the Trust purchased by the Company in the amount of $310,000, were invested by the Trust in floating rate Junior Subordinated Notes issued by the Company (the “Notes”) totaling $10.3 million. The Notes are due and payable on November 23, 2035 and may be redeemed by the Company after five years, and sooner in certain specific events, including in the event that certain circumstances render the Notes ineligible for treatment as Tier 1 capital, subject to prior approval by the Federal Reserve Board, if then required. The Notes presently qualify as Tier 1 capital for regulatory reporting. The sole assets of the Trust are the Notes. The Company owns 100% of the common securities of the Trust. The Notes are unsecured and rank junior to all senior debt of the Company. For the quarter ended June 30, 2007, the floating rate preferred securities and the Notes had an annual interest rate of 5.93%. This interest rate is fixed until August 23, 2010, when the interest rate will adjust quarterly. After August 23, 2010, the interest rate will equal three-month LIBOR plus 1.83%.

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

FIRST RELIANCE BANCSHARES, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - continued

Results of Operations

Income Statement Review

Three months ended June 30, 2007 and 2006

Our net income was $907,708 and $822,916 for the three months ended June 30, 2007 and 2006, respectively, an increase of $84,792, or 10.30%. The $84,792 increase in net income resulted primarily from an increase of $287,229 in net interest income and $170,958 in non-interest income. The discussion and tables that follow address the increase in net income for this period.

Six months ended June 30, 2007 and 2006

Our net income was $1.6 and $1.4 million for the six months ended June 30, 2007 and 2006, respectively, an increase of $218,296, or 15.6%.  The $218,296 increase in net income resulted primarily from an increase of $667,241 in net interest income and $425,688 in non-interest income. The discussion and tables that follow address the increase in net income for this period.

Net Interest Income

Our level of net interest income is determined by the level of earning assets and the management of our net interest margin.  The continuous growth in our loan portfolio is the primary driver of the increase in net interest income.  During the six months ended June 30, 2007, our average loan portfolio increased $49.5 million compared to the average for the six months ended June 30, 2006.  The loan growth in the first six months of 2007 was $50.9 million.  We anticipate the growth in loans will continue to drive the growth in assets and the growth in net interest income.  However, no assurance can be given that we will be able to continue to increase loans at the same levels we have experienced in the past.

At June 30, 2007, net loans represented 78.5% of total assets, while investments represented 7.2% of total assets.  While we plan to continue our focus on increasing the loan portfolio, as rates on investment securities begin to rise and additional deposits are obtained, we also anticipate increasing the size of the investment portfolio.

The historically low interest rate environment in the last three years allowed us to obtain short-term borrowings and wholesale certificates of deposit at relatively low rates. We continue to aggressively target core deposit growth by offering the best in market deposit and loan rates. This, along with our successful marketing campaigns and cross selling, is producing a more seasoned deposit base. At June 30, 2007, retail deposits represented $262.6 million, or 51.5% of total assets, borrowings represented $37.1 million, or 7.3% of total assets, and wholesale non-core deposits represented $162.2 million, or 31.8% of total assets.

As more fully discussed in the - "Market Risk" and - "Liquidity and Interest Rate Sensitivity" sections below, at June 30, 2007, 61.0% of our loans had variable rates.  Given our high percentage of rate-sensitive loans, our primary focus during the past three years has been to obtain short-term liabilities to fund our asset growth.  This strategy improves our ability to manage the impact on our earnings resulting from anticipated increases in market interest rates.

At June 30, 2007, 92.0% of interest-bearing liabilities had a maturity of less than one year. At June 30, 2007, we had $40.3 million more liabilities than assets that reprice within the next three months.

We intend to maintain a capital level for the bank that exceeds requirements to be classified as a "well capitalized" bank.  To provide the additional capital needed to support our bank's growth in assets, in 2006 we issued $10.3 million in junior subordinated debentures. As of June 30, 2007, the company's regulatory capital levels were over $15 million in excess of the various well capitalized requirements.

FIRST RELIANCE BANCSHARES, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation- continued

Results of Operations, continued

In addition to the growth in both assets and liabilities, and the timing of repricing of our assets and liabilities, net interest income is also affected by the ratio of interest-earning assets to interest-bearing liabilities and the changes in interest rates earned on our assets and interest rates paid on our liabilities.

During the three and six months ended June 30, 2007, our rates on both short-term or variable rate earning-assets and short-term or variable rate interest-bearing liabilities continued to increase primarily as a result of the actions taken by the Federal Reserve over the last twelve months to raise short-term rates.  The impact of the Federal Reserve's actions resulted in an increase in both the yields on our variable rate assets and the rates that we paid for our short-term deposits and borrowings.

Our net interest spread for the three months and six months ended June 30, 2007 was 3.69% and 3.77%, respectively. Because we had more interest-earning liabilities than interest-bearing assets that repriced, our net interest spread decreased 45 basis points and 18 basis points in the three months and six months ended June 30, 2007, respectively.

For the three months and six months ended June 30, 2007, our net interest margin was 4.10% and 4.26%, respectively.  The change in our net interest margin was 1 basis points higher than the change in net interest spread for the three month period ended June 30, 2007, and 3 basis points higher for the six months period ended June 30, 2007 when compared to the same period in 2006.

We have included a number of tables to assist in our description of various measures of our financial performance.  For example, the "Average Balances" table shows the average balance of each category of our assets and liabilities as well as the yield we earned or the rate we paid with respect to each category during both the three months ended June 30, 2007 and 2006 and the first six months of 2007 and 2006.  A review of this table shows that our loans typically provide higher interest yields than do other types of interest-earning assets, which is why we direct a substantial percentage of our earning assets into our loan portfolio.  Similarly, the "Rate/Volume Analysis" table demonstrates the effect of changing interest rates and changing volume of assets and liabilities on our financial condition during the periods shown.  A review of these tables shows that as short-term rates continue to rise, the increase in net interest income is more effected by the changes in rates than in prior years.  We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included tables to illustrate our interest rate sensitivity with respect to interest-earning accounts and interest-bearing accounts.  Finally, we have included various tables that provide detail about our investment securities, our loans, our deposits, and other borrowings.

The following table sets forth information related to our average balance sheets, average yields on assets, and average costs of liabilities.  We derived these yields by dividing income or expense by the average balance of the corresponding assets or liabilities.  We derived average balances from the daily balances throughout the periods indicated.  During the six month periods ended June 30, 2007 and 2006.

FIRST RELIANCE BANCSHARES, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - continued

Results of Operations, continued

	Average Balances, Income and Expenses, and Rates
	For the three months ended June 30, 2007			For the three months ended June 30, 2006
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
(Dollars in thousands)
Assets
Securities, taxable	$17,803	$212	4.77%	$21,837	$260	4.78%
Securities, nontaxable (1)	17,032	245	5.75	15,030	163	5.83
Loans (2)	397,032	8,618	8.71	341,141	7,082	8.33
Federal funds sold and other	19,883	270	5.46	7,050	111	6.32
Nonmarketable equity securities	1,760	26	5.71	1,972	20	4.07
Total earning assets	453,510	9,371	8.29	387,030	7,636	7.97
Non-earning assets	38,565			29,521
Total assets	$492,075			$416,551
Liabilities and Stockholders' equity
Interest bearing transaction accounts	$29,365	$82	1.13%	$26,958	$49	0.73%
Savings and money market accounts	77,898	788	4.06	87,362	809	3.71
Time deposits	258,903	3,306	5.12	192,097	2,038	4.25
Total interest bearing deposits	366,166	4,177	4.58	306,417	2,896	3.79
Junior subordinated debentures	10,310	155	6.01	10,310	155	6.03
Other borrowings	29,329	322	4.41	23,234	208	3.59
Total other interest bearing liabilities	39,639	477	4.82	33,544	363	4.34
Total interest bearing liabilities	405,805	4,654	4.60	339,961	3,259	3.84
Non-interest bearing deposits	48,150			45,583
Other liabilities	2,584
Stockholders' equity	35,536			31,007
Total liabilities and equity	$492,075			$416,551
Net interest income /interest spread		4,717	3.69		4,377	4.13%
Net yield on earning assets			4.17%			4.59%

(1)	Fully tax- equivalent basis at 34% tax rate for non-taxable securities
(2)	Includes mortgage loans held for sale

FIRST RELIANCE BANCSHARES, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - continued

Results of Operations, continued

Our net interest spread was 3.69% for the three months ended June 30, 2007, compared to 4.13% for the three months ended June 30, 2006.  The net interest spread is the difference between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities.

Our net interest margin is calculated as net interest income divided by average interest-earning assets.  Our net interest margin for the three months ended June 30, 2007 was 4.17%, compared to 4.59% for the three months ended June 30, 2006.  During the three months ended June 30, 2007, interest-earning assets averaged $453.5 million, compared to $387.0 million in the three months ended June 30, 2006.  Interest earning assets exceeded interest bearing liabilities by $47.7 million and $47.1 million for the three month periods ended June 30, 2007 and 2006, respectively.

Our loan yield increased 38 basis points for the three months ended June 30, 2007 compared to the three months ended June 30, 2006 as a result of approximately 61.0% of the loan portfolio having variable rates, combined with the increase in prime rates over the twelve months ended June 30, 2007.  Offsetting the increase in our loan yield is a 79 basis point increase in the cost of our interest-bearing deposits for the second quarter of 2007 compared to the same period in 2006.  The increase in the rate on our time deposits is due to the renewal rates on time deposits being much higher than the original rates due to the number of increases in the prime rate in the past twenty-one months.  In addition, the cost of our savings and money market accounts has increased by 35 basis points as we have increased the rates we offer on these products in relation to the increase in short-term market rates to stay competitive.   As of June 30, 2007, approximately 50.0% of our FHLB advances had fixed rates, while all of our other borrowings had variable rates.

Net interest income, the largest component of our income, was $4.7million and $4.4 million for the three months ended June 30, 2007 and 2006, respectively.  The significant increase in the second quarter of 2007 related to higher levels of both average earning assets and interest-bearing liabilities.  Average earning assets were $66.5 million higher during the three months ended June 30, 2007 compared to the same period in 2006.

Interest income for the three months ended June 30, 2007 was $9.3 million, consisting of $8.6 million of interest and fees on loans, $394,558 of investment income, interest of $257,751 on federal funds sold, and $47,575 in other interest income. Interest income for the three months ended June 30, 2006 was $7.6 million, consisting of $7.1 million of interest and fees on loans, $422,698 of investment income, interest of $97,924 on federal funds sold, and $33,135 in other interest income. Interest on loans for the three months ended June 30, 2007 and 2006 represented 92.5% and 92.8%, respectively, of total interest income, while income from investments, federal funds sold, and other interest income represented only 7.5% and 7.2% of total interest income.  The high percentage of interest income from loans relates to our strategy to maintain a significant portion of our assets in higher earning loans compared to lower yielding investments.  Average loans represented 87.5% and 88.2% of average interest-earning assets for the three months ended June 30, 2007 and 2006, respectively.

Interest expense for the three months ended June 30, 2007 was $4.7million, consisting of $4.2 million related to deposits and $476,644 related to borrowings.  Interest expense for the three months ended June 30, 2006 was $3.3 million, consisting of $2.9 million related to deposits and $362,979 related to borrowings.  Interest expense on deposits for the three months ended June 30, 2007 and 2006 represented 89.8% and 88.9%, respectively, of total interest expense, while interest expense on borrowings represented 10.2% and 11.1%, respectively, of total interest expense for the same three month periods.  During the three months ended June 30, 2007, average interest-bearing deposits increased by $59.7 million over the same period in 2006, while other interest bearing liabilities during the three months ended June 30, 2007 increased $6.1 million over the same period in 2006.

FIRST RELIANCE BANCSHARES, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - continued

Results of Operations, continued

	Average Balances, Income and Expenses, and Rates
	For the six months ended June 30, 2007			For the six months ended June 30, 2006
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets
Securities, taxable	$18,854	$446	4.77%	$22,274	$531	4.80%
Securities, nontaxable (1)	16,387	473	5.82	14,594	315	4.35
Loans (2)	382,608	16,511	8.70	333,136	13,480	8.16
Federal funds sold and other	13,648	362	5.35	11,829	294	5.02
Nonmarketable equity securities	1,816	53	5.87	1,873	41	4.41
Total earning assets	433,313	17,845	8.30	383,706	14,661	7.70
Non-earning assets	36,985			27,685
Total assets	$470,298			$411,391
Liabilities and
Stockholders' equity
Interest bearing transaction accounts	$28,232	$120	0.86	$26,411	$100	0.77%
Savings and money market accounts	77,987	1,564	4.04	83,624	1,476	3.56
Time deposits	241,175	6,073	5.08	193,108	3,924	4.10
Total interest bearing deposits	347,394	7,757	4.50	303,143	5,500	3.66
Junior subordinated debentures	10,310	307	6.01	10,310	305	5.97
Other borrowings	29,029	617	4.74	23,925	468	3.95
Total other interest bearing liabilities	39,339	924	4.74	34,235	773	4.56
Total interest bearing liabilities	386,733	8,681	4.53	337,378	6,273	3.75
Non-interest bearing deposits	48,549			43,393
Stockholders' equity	35,016			30,620
Total liabilities and equity	$470,298			$411,391
Net interest income /interest spread		9,164	3.77		8,388	3.95%
Net yield on earning assets			4.26%			4.41%

(1)	Fully tax- equivalent basis at 34% tax rate for non-taxable securities
(2)	Includes mortgage loans held for sale

Our net interest spread was 3.77% for the six months ended June 30, 2007, compared to 3.95% for the six months ended June 30, 2006.  The net interest spread is the difference between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities.

FIRST RELIANCE BANCSHARES, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - continued

Results of Operations, continued

Our net interest margin is calculated as net interest income divided by average interest-earning assets.  Our net interest margin for the six months ended June 30, 2007 was 4.26%, compared to 4.41% for the six months ended June 30, 2006.  During the six months ended June 30, 2007, interest-earning assets averaged $433.3 million, compared to $383.7 million in the six months ended June 30, 2006.  Interest earning assets exceeded interest bearing liabilities by $46.6 million and $46.3 million for the six month periods ended June 30, 2007 and 2006, respectively.

Our loan yield increased 54 basis points for the six months ended June 30, 2007 compared to the six months ended June 30, 2006 as a result of approximately 61.0% of the loan portfolio having variable rates, combined with the increase in prime rates over the twelve months ended June 30, 2007.  Offsetting the increase in our loan yield is a 84 basis point increase in the cost of our interest-bearing deposits for the six months ended June 30, 2007 compared to the same period in 2006.  The increase in the rate on our time deposits is due to the renewal rates on time deposits being much higher than the original rates due to the number of increases in the prime rate in the past twenty-one months.  In addition, the cost of our savings and money market accounts has increased by 48 basis points as we have increased the rates we offer on these products in relation to the increase in short-term market rates to stay competitive.  As of June 30, 2007, approximately 50.0% of our FHLB advances had fixed rates, while all of our other borrowings had variable rates.

Net interest income, the largest component of our income, was $9.1 million and $8.4 million for the six months ended June 30, 2007 and 2006, respectively.  The significant increase for the six months ended June 30, 2007 related to higher levels of both average earning assets and interest-bearing liabilities.  Average earning assets were $46.6 million higher during the six months ended June 30, 2007 compared to the same period in 2006.

Interest income for the six months ended June 30, 2007 was $17.7 million, consisting of $16.5 million of interest and fees on loans, $799,033 of investment income, interest of $336,410 on federal funds sold, and $87,880 in other interest income.  Interest income for the six months ended June 30, 2006 was $14.7 million, consisting of $13.5 million of interest and fees on loans, $845,448 of investment income, interest of $275,795 on federal funds sold, and $59,153 in other interest income.  Interest on loans for the six months ended June 30, 2007 and 2006 represented 93.1% and 91.9%, respectively, of total interest income, while income from investments, federal funds sold, and other interest income represented only 6.9% and 8.1% of total interest income.  The high percentage of interest income from loans relates to our strategy to maintain a significant portion of our assets in higher earning loans compared to lower yielding investments.  Average loans represented 88.3% and 86.8% of average interest-earning assets for the six months ended June 30, 2007 and 2006, respectively.

Interest expense for the six months ended June 30, 2007 was $8.7 million, consisting of $7.8 million related to deposits and $923,937 related to borrowings.  Interest expense for the six months ended June 30, 2006 was $6.3 million, consisting of $5.5 million related to deposits and $773,699 related to borrowings.  Interest expense on deposits for the six months ended June 30, 2007 and 2006 represented 89.4% and 87.7%, respectively, of total interest expense, while interest expense on borrowings represented 10.6% and 12.3%, respectively, of total interest expense for the same six month periods.  During the six months ended June 30, 2007, average interest-bearing deposits increased by $44.3 million over the same period in 2006, while other borrowing during the six months ended June 30, 2007 increased $5.1 million over the same period in 2006.

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

	Three Months Ended June 30, 2007 compared to 2006
	Rate	Volume	Total
Securities, taxable	$(1)	$(47)	$(48)
Securities, nontaxable	(22)	49	27
Loans	334	1202	1536
Federal funds sold and other	(17)	176	159
Nonmaketable equity securities	8	(2)	6
Total earning assets	302	1,378	1,680
Interest bearing transaction accounts	29	4	33
Savings and money market accounts	72	(93)	(21)
Time deposits	470	799	1,269
Total deposits	571	710	1,281
Junior subordinated debentures	-	-	-
Other borrowings	53	61	114
Total other interest bearing liabilities	53	61	114
Total interest-bearing liabilities	624	771	1,395
Net interest income	$(322)	$607	$285

	Six Months Ended June 30, 2007 compared to 2006
	Rate	Volume	Total
Securities, taxable	$(3)	$(82)	$(85)
Securities, nontaxable	116	42	158
Loans	934	2,097	3,031
Federal funds sold and other	20	48	68
Nonmaketable equity securities	13	(1)	12
Total earning assets	1,080	2,104	3,184
Interest bearing transaction accounts	13	7	20
Savings and money market accounts	192	(104)	88
Time deposits	1,053	1,096	2,149
Total deposits	1,258	999	2,257
Junior subordinated debentures	2	0	2
Other borrowings	42	107	149
Total other interest bearing liabilities	44	107	151
Total interest-bearing liabilities	1,302	1,106	2,408
Net interest income	$(222)	$998	$776

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

Three months ended June 30, 2007 and 2006

The provision for loan losses is the charge to operating earnings that we feel is necessary to maintain the allowance for loan losses at an adequate level. For the three months ended June 30, 2007, the provision for loan losses was $325,202. For the three months ended June 30, 2006, the provision for loan losses was $440,501. Based on present information, we believe the allowance for loan losses was adequate at June 30, 2007 to meet presently known and inherent risks in the loan portfolio. The allowance for loan losses was 1.11% and 1.10% of total loans at June 30, 2007 and 2006, respectively. There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. We maintain an allowance for loan losses based on, among other things, historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. The allowance is based upon a number of assumptions about future events, which management believes to be reasonable, but which may not prove to be accurate. Thus, there is a risk that charge-offs in future periods could exceed the allowance for loan losses or that substantial additional increases in the allowance for loan losses could be required. Additions to the allowance for loan losses would result in a decrease in net income and, possibly, in capital.

Six months ended June 30, 2007 and 2006

The provision for loan losses is the charge to operating earnings that we feel is necessary to maintain the allowance for loan losses at an adequate level. For the six months ended June 30, 2007, the provision for loan losses was $460,436. For the six months ended June 30, 2006, the provision for loan losses was $690,786. Based on present information, we believe the allowance for loan losses was adequate at June 30, 2007 to meet presently known and inherent risks in the loan portfolio. The allowance for loan losses was 1.11% and 1.10% of total loans at June 30, 2007 and 2006, respectively. There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. We maintain an allowance for loan losses based on, among other things, historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. The allowance is based upon a number of assumptions about future events, which management believes to be reasonable, but which may not prove to be accurate. Thus, there is a risk that charge-offs in future periods could exceed the allowance for loan losses or that substantial additional increases in the allowance for loan losses could be required. Additions to the allowance for loan losses would result in a decrease in net income and, possibly, in capital.

FIRST RELIANCE BANCSHARES, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - continued

Noninterest Income

The following table sets forth information related to our noninterest income.

	Three months ended June 30,		Six months ended June 30,
					2007	2006	2007	2006
Gain on sale of mortgage loans	$645,889	$580,731	$1,116,131	$939,181
Service fees on deposit accounts	465,767	410,208	908,437	774,587
Other income	312,070	261,829	592,343	477,455
Total noninterest income	$1,423,726	$1,252,768	$2,616,911	$2,191,223

Three months ended June 30, 2007 and 2006

Noninterest income in the three month period ended June 30, 2007 was $1.4 million an increase of 13.65% over noninterest income of $1.3 in the same period of 2006.

Gain on sale of mortgage loans consists primarily of fees from mortgage origination fees, mortgage administrative fees, and mortgage yield spread premium from secondary market.  Gains were $645,889 and $580,731 for the three months ended June 30, 2007 and 2006, respectively.  The $65,158 increase for the three months ended June 30, 2007 compared to the same period in 2006 related primarily to an increase of $71,598 in mortgage yield spread premium.

Service fees on deposits consist primarily of income from NSF fees and service charges on transaction accounts.  Service fees on deposits were $465,767 and $410,208 for the three months ended June 30, 2007 and 2006, respectively. NSF income was $446,752 and $387,901 for the three months ended June 30, 2007 and 2006, respectively, representing 95.9% of total service fees on deposits in the 2007 period compared to 94.6% of total service fees on deposits in the 2006 period. In addition, service charges on deposit accounts decreased to $19,015 for the three months ended June 30, 2007 compared to $22,307 for the same period ended June 30, 2006.

Other income consisted primarily of fees received on cash value of life insurance and rental income.  Other income was $312,070 and $261,829 for the three months ended June 30, 2007 and 2006, respectively.

Six months ended June 30, 2007 and 2006

Noninterest income in the six month period ended June 30, 2007 was $2.6 million, an increase of 19.43% over noninterest income of $2.2 million in the same period of 2006.

Gain on sale of mortgage loans consists primarily of fees from mortgage origination fees, mortgage administrative fees, and mortgage yield spread premium from secondary market.  Gains were $1,116,131 and $939,181 for the six months ended June 30, 2007 and 2006, respectively. The $176,950 increase for the three months ended June 30, 2007 compared to the same period in 2006 related primarily to an increase of $11,200 in mortgage yield spread premium, a $19,233 increase in mortgage origination fees, and $10,303 in mortgage administrative fees.

Service fees on deposits consist primarily of income from NSF fees and service charges on transaction accounts.  Service fees on deposits were $908,437 and $774,587 for the six months ended June 30, 2007 and 2006, respectively. NSF income was $866,483 and $729,398 for the six months ended June 30, 2007 and 2006, respectively, representing 95.4% of total service fees on deposits in the 2007 period compared to 94.2% of total service fees on deposits in the 2006 period

Other income consisted primarily of fees received on cash value of life insurance and rental income.  Other income was $592,343 and $477,455 for the six months ended June 30, 2007 and 2006, respectively. The $114,888 increase is primarily related to an increase of 33,786 in cash value of life insurance income.

FIRST RELIANCE BANCSHARES, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - continued

Noninterest Expense

Three months ended June 30, 2007 and 2006

Total noninterest expense for the three months ended June 30, 2007 was $4,486,801, an increase of $464,703, or 11.55% over the three months ended June 30, 2006. The primary reason was the $372,584 increase in salaries and employee benefits over the two periods as we continued to hire employees and expand into the Charleston, South Carolina market. In addition, occupancy expense increased $45,894, or 16.84%, for the three months ending June 30, 2007 as compared to the three months ending June 30, 2006. This increase is also primarily a result of additional expenses associated with the growth of the Bank through its expansion into the Charleston and Lexington markets. Other operating expenses increased 1.07% to $1,307,548 for the three months ended June 30, 2007. Income tax expense was $368,486 for the three months ended June 30, 2007 compared to $344,495 during the same period in 2006.   The increase related to the higher level of income before taxes.

Six months ended June 30, 2007 and 2006

Total noninterest expense for the six months ended June 30, 2007 was $8,992,043, an increase of $1,084,660, or 13.72% over the six months ended June 30, 2006. As was the case with the three months ended, the primary reason was the $727,724 increase in salaries and employee benefits over the two periods as we continued to hire employees and expand into the Charleston, South Carolina market. In addition, occupancy expense increased $94,304, or 16.79%, for the six months ending June 30, 2007 as compared to the six months ending June 30, 2006. Other operating expenses increased 8.13% to $2,688,958 for the six months ended June 30, 2007. Income tax expense was $602,669 for the six months ended June 30, 2007 compared to $582,346 during the same period in 2006.   The increase related to the higher level of income before taxes.

Balance Sheet Review

General

At June 30, 2007, we had total assets of $509.5 million, consisting principally of $399.9 million in net loans, $36.7 million in investments, and $7.9 million in cash and due from banks.  Our liabilities at June 30, 2007 totaled $473.8 million, which consisted principally of $424.7 million in deposits, $26.0 million in FHLB advances, $11.1million in short-term borrowings, and $10.3 million in junior subordinated debentures.  At June 30, 2007, our shareholders' equity was $35.7 million.

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

FIRST RELIANCE BANCSHARES, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - continued

Investments

Contractual maturities and yields on our investments that are available for sale and are held to maturity at June 30, 2007 are shown in the following table.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

Investment Securities Maturity Distribution and Yields

	June 30, 2007
	Estimated Fair Value	Tax Equivalent Yield
Within One Year
U.S. government agencies and corporations	$-	-%
Government sponsored enterprises	51,352	5.93
Municipals	-	-
Mortgage back securities	-	-
Total	$51,352	5.93%
One to Five Years
U.S. government agencies and corporations	$-	-%
Government sponsored enterprises	284,005	6.19
Municipals	1,089,006	5.37
Mortgage back securities	895,590	3.87
Total	$2,268,601	4.88%
Five to Ten Years
U.S. government agencies and corporations	$-	-%
Government sponsored enterprises	-	-
Municipals	1,023,596	6.36
Mortgage back securities	961,806	3.72
Total	$1,985,402	5.08%
Over Ten Years
U.S. government agencies and corporations	$-	-%
Government sponsored enterprises	-	-
Municipals	16,453,728	6.38
Mortgage back securities	13,342,787	5.00
Total	$29,796,514	5.76%

Other	$310,720	-%

Total	$34,412,589	5.64%

FIRST RELIANCE BANCSHARES, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - continued

Investments - continued

The amortized costs and the fair value of our investments at June 30, 2007 and December 31, 2006 are shown in the following table.

	June 30, 2007				December 31, 2006
	Amortized Cost (Book Value)		Estimated Fair Value		Amortized Cost (Book Value)	Estimated Fair Value
U.S. Government agencies and corporations	$	----	$	----	$380,315	$381,220
Government sponsored enterprises		335,682		335,357	4,990,352	4,950,313
Mortgage-backed securities		15,833,954		15,200,183	15,521,860	15,202,326
Municipal securities		18,666,715		18,566,329	14,805,485	15,085,907
Other		218,750		310,720	218,750	311,505
		$35,055,101		$34,412,589	$35,916,762	$35,931,271

At June 30, 2007, we had $36.7 million in our investment securities portfolio which represented approximately 7.21% of our total assets.  We held U.S. Government agency securities, municipal securities, mortgage-backed securities, and other stock with a fair value of $34,412,589 million and an amortized cost of $35,055,101 million for an unrealized loss of $(642,512).  We believe, based on industry analyst reports and credit ratings that the deterioration in value is attributed to changes in market interest rates and not in the credit quality of the issuer and therefore, these losses are not considered other-than-temporary.  We have the ability and intent to hold these securities until such time as the value recovers or the securities mature.

Loans

Since loans typically provide higher interest yields than other types of interest earning assets, a substantial percentage of our earning assets are invested in our loan portfolio.  For the six months ended June 30, 2007 and 2006, average loans were $382.6 million and $333.1 million, respectively.  Before the allowance for loan losses, total loans outstanding at June 30, 2007 were $404.4 million.  Average loans for the year ended December 31, 2006 were $348.7 million.  Before the allowance for loan losses, total loans outstanding at December 31, 2006 were $353.5 million.

The following table summarizes the composition of our loan portfolio June 30, 2007 and December 31, 2006.

	June 30, 2007	% of Total	December 31, 2006	% of Total
Mortgage loans on real estate
Residential 1-4 family	$59,688,047	14.76	$50,844,955	14.38
Multifamily	9,287,290	2.30	7,826,863	2.21
Commercial	154,821,938	38.29	127,213,968	35.99
Construction	66,916,327	16.55	64,118,098	18.14
Second mortgages	4,536,421	1.12	4,513,048	1.28
Equity lines of credit	34,233,084	8.47	27,853,374	7.88
Total mortgage loans	329,483,107		282,370,306
Commercial and industrial	57,467,196	14.21	51,710,250	14.63
Consumer	11,609,249	2.87	12,728,353	3.60
Other, net	5,827,345	1.44	6,682,127	1.89
Total loans	$404,386,897		$353,491,036

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

The following table summarizes the loan maturity distribution by type and related interest rate characteristics at June 30, 2007.

Loan Maturity Schedule and Sensitivity to Changes in Interest Rates

June 30, 2007 (Dollars in thousands)	One Year or Less	Over One Year Through Five Years	Over Five Years	Total
Commercial and industrial	$26,381	$30,328	$758	$57,467
Real estate	130,252	165,143	34,090	329,485
Consumer and other	6,380	10,708	347	17,435
	$163,013	$206,179	$35,193	$404,387
Loans maturing after one year with:
Fixed interest rates				$124,003
Floating interest rates				117,369
				$241,372

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

FIRST RELIANCE BANCSHARES, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - continued

Provision and Allowance for Loan Losses - (continued)

The following table summarizes the activity related to our allowance for loan losses for the six months ended June 30, 2007 and 2006:

Risk Elements in the Loan Portfolio

The following is a summary of risk elements in the loan portfolio:

	June 30,	Dec 31,
	2007	2006
Loans
Nonaccrual loans	$582,230	$670,650
Accruing loans more than 90 days past due	349,703	463,991

Activity in the Allowance for Loan Losses is as follows:

	June 30,
	2007	2006
Balance, January 1,	$4,001,881	$3,419,368
Provision for loan losses for the period	460,436	690,786
Net loans (charged-off) recovered for the period	(4,240)	(278,524)
Balance, end of period	$4,458,077	$3,831,630
Total loans outstanding, end of period	$404,386,897	$349,035,226
Allowance for loan losses to loans outstanding	1.11%	1.10%

We do not allocate the allowance for loan losses to specific categories of loans.  Instead, we evaluate the adequacy of the allowance for loan losses on an overall portfolio basis utilizing our credit grading system which we apply to each loan.

The allowance for loan losses was $4.5 million and $3.8 million at June 30, 2007 and June 30, 2006, respectively, or 1.11% and 1.10% of outstanding loans, respectively.  During the six months ended June 30, 2007, we had net charged off loans of $4,240.  During the six months ended June 30, 2006 we had net charge-offs of $278,524.

At June 30, 2007 and December 31, 2006, nonaccrual loans represented 0.15% and 0.20% of net loans, respectively.  At June 30, 2007 and December 31, 2006, we had $582,230 and $670,650 of loans, respectively, on nonaccrual status.   Generally, a loan is placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when we believe, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that collection of the loan is doubtful.  A payment of interest on a loan that is classified as nonaccrual is recognized as income when received.

Deposits and Other Interest-Bearing Liabilities

Our primary source of funds for loans and investments is our deposits, advances from the FHLB, and short-term repurchase agreements.  Through successful marketing campaigns and branch expansion, we have been able to increase our deposits in our local markets. Sometimes it’s necessary to obtain a portion of our certificates of deposits from areas outside of our market.  The deposits obtained outside of our market area generally have comparable rates compared to rates being offered for certificates of deposits in our local market.  We also utilize out-of-market deposits in certain instances to obtain longer-term deposits than are readily available in our local market.  We anticipate that the amount of out-of-market deposits will continue to decline as our new retail deposit offices become established.  The amount of out-of-market deposits was $67.5 million at June 30, 2007 and $45.4 million at December 31, 2006.

We anticipate being able to either renew or replace these out-of-market deposits when they mature, although we may not be able to replace them with deposits with the same terms or rates.  Our loan-to-deposit ratio was 95.2% and 94.8% at June 30, 2007 and December 31, 2006, respectively.

FIRST RELIANCE BANCSHARES, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - continued

Deposits and Other Interest-Bearing Liabilities - (continued)

The following table shows the average balance amounts and the average rates paid on deposits held by us for the six months ended June 30, 2007 and 2006.

	2007		2006
(Dollars in thousands)	Average Amount	Average Rate	Average Amount	Average Rate
Noninterest bearing demand deposits	$48,549	-	43,393	-
Interest bearing demand deposits	28,232	0.86	26,411	0.77
Savings accounts	77,987	4.04	83,624	3.56
Time deposits	241,175	5.08	193,108	4.10
	$395,943	3.95	346,536	3.03

The increase in time deposits for the six months ended June 30, 2007 resulted from an increase in retail time deposits, which was offset by a decrease in wholesale deposits.  A significant portion of the increase in retail time deposits is attributed to successful pricing and marketing promotions.

All of our time deposits are certificates of deposits.  The maturity distribution of our time deposits of $100,000 or more at June 30, 2007 (in thousands) was as follows:

June 30, 2007
Three months or less	$50,389,816
Over three through twelve months	79,206,679
Over one year through three years	12,751,226
Over three years	947,660
Total	$143,295,381

Capital Resources

Total shareholders' equity at June 30, 2007 was $35.7 million.  At December 31, 2006, total shareholders' equity was $34.1 million.  The increase during the first six months of 2007 resulted primarily from the $1.6 million of net income earned.

The following table shows the return on average assets (net income divided by average total assets), return on average equity (net income divided by average equity), and equity to assets ratio (average equity divided by average total assets) for the six months ended June 30, 2007 and the year ended December 31, 2006.  Since our inception, we have not paid cash dividends.

	June 30, 2007	June 30, 2006
Return on average assets	0.69%	0.69%
Return on average equity	9.30%	9.20%
Average equity to average assets ratio	7.45%	7.44%

Our return on average assets was 0.69% for the six months ended June 30, 2007 and 2006, respectively. In addition, our return on average equity increased to 9.30% from 9.20% for the six months ended June 30, 2007 and 2006, respectively. Equity to assets ratio was 7.45% and 7.44% for June 30, 2007 and 2006, respectively.

FIRST RELIANCE BANCSHARES, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - continued

Capital Resources - (continued)

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

The following table sets forth the holding company's and the bank's various capital ratios at June 30, 2007 and at December 31, 2006.  For all periods, the bank was considered "well capitalized" and the holding company met or exceeded its applicable regulatory capital requirements.

	June 30, 2007		December 31, 2006
	Holding Company	Bank	Holding Company	Bank
Tier 1 capital (to risk-weighted assets)	10.63%	10.14%	11.42%	10.84%
Total capital (to risk-weighted assets)	11.64%	11.16%	12.45%	11.86%
Leverage or Tier 1 capital (to total average assets)	9.48%	9.03%	9.90%	9.45%

Borrowings

The following table outlines our various sources of borrowed funds during the six ended June 30, 2007 and the year ended December 31, 2006, the amounts outstanding at the end of each period, at the maximum point for each component during the periods and on average for each period, and the average interest rate that we paid for each borrowing source.  The maximum month-end balance represents the high indebtedness for each component of borrowed funds at any time during each of the periods shown.

(Dollars in thousands)			Maximum
At or for the six months ended	Ending	Period-	Month-end	Average for the Period
June 30, 2007	Balance	End Rate	Balance	Balance	Rate
Federal Home Loan Bank advances	$26,000	4.94%	$26,000	$19,376	4.11%
Securities sold under agreement
to repurchase	11,130	4.13	11,651	9,523	4.48
Federal funds purchased	---	---	835	130	6.08
Junior subordinated debentures	10,310	6.01	10,310	10,310	6.01

FIRST RELIANCE BANCSHARES, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - continued

Borrowings - continued

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

Off-Balance Sheet Risk
Through our operations, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At June 30, 2007, we had issued commitments to extend credit of $74.5 million and standby letters of credit of $2.1 million through various types of commercial lending arrangements. Approximately $61.7 million of these commitments to extend credit had variable rates.

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at June 30, 2007.

(Dollars in thousands)	Month	Within One Months	After One Through Three Months	After Three Through Twelve One Year	Within One Year	Greater Than Total
Unused commitments to extend credit	$6,612	$2,390	$33,747	$42,749	$29,681	$72,430
Standby letters of credit	453	619	883	1,955	139	2,094
Total	$7,065	$3,009	$34,630	$44,704	$29,820	$74,524

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

We were asset sensitive during most of the year ended December 31, 2006 and during the six months ended June 30, 2007.  As of June 30, 2006, we expect to be asset sensitive for the next three months, then we expect to be liability sensitive for the following nine months because a significant portion of our variable rate loans and a majority of our deposits reprice over a 12-month period.  Approximately 61.0% of our loans were variable rate loans at June 30, 2007.  The ratio of cumulative gap to total earning assets after 12 months was 9.37% because $44,142 million more assets will reprice in a 12 month period than liabilities.   However, our gap analysis is not a precise indicator of our interest sensitivity position.  The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally.  For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but those rates are viewed by us as significantly less interest-sensitive than market-based rates such as those paid on noncore deposits.  Net interest income may be affected by other significant factors in a given interest rate environment, including changes in the volume and mix of interest-earning assets and interest-bearing liabilities.

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

At June 30, 2007, our liquid assets, consisting of cash and due from banks and federal funds sold, amounted to $31.6 million, or 6.2% of total assets.  Our investment securities at June 30, 2007 amounted to $36.7 million, or 7.2% of total assets.  Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner.  However, $10.6 million of these securities are pledged against repurchase agreements, other required deposit accounts, and unused FHLB borrowing lines. At December 31, 2006, our liquid assets amounted to $31.5 million, or 6.90% of total assets.  Our investment securities at December 31, 2006 amounted to $38.4 million, or 8.4% of total assets.  However, $8.1 million of these securities were pledged.

FIRST RELIANCE BANCSHARES, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - continued
Liquidity and Interest Rate Sensitivity - (continued)
Our ability to maintain and expand our deposit base and borrowing capabilities serves as our primary source of liquidity.  We plan to meet our future cash needs through the liquidation of temporary investments, the generation of deposits, and from additional borrowings.  In addition, we will receive cash upon the maturity and sale of loans and the maturity of investment securities.  During most of 2006 and the first six months of 2007, as a result of historically low rates that were being earned on short-term liquidity investments, we chose to maintain a lower than normal level of short-term liquidity securities.  In addition, we maintain nine federal funds purchased lines of credit with correspondent banks giving us credit availability totaling $32.5 million for which there were no borrowings against the lines at June 30, 2007.  We are also a member of the Federal Home Loan Bank of Atlanta, from which applications for borrowings can be made for leverage purposes.  The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the bank be pledged to secure any advances from the FHLB. The Company has an available line to borrow funds from the Federal Home Loan Bank up to 30% of the Bank’s total assets which provide additional available funds of $152.9 million at June 30, 2007. At June 30, 2007 the bank had $26 million outstanding in FHLB advances. We believe that these funds will be sufficient to meet our future liquidity needs.

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

The following table sets forth information regarding our rate sensitivity as of June 30, 2007 for each of the time intervals indicated. The information in the table may not be indicative of our rate sensitivity position at other points in time.  In addition, the maturity distribution indicated in the table may differ from the contractual maturities of the earning assets and interest-bearing liabilities presented due to consideration of prepayment speeds under various interest rate change scenarios in the application of the interest rate sensitivity methods described above.

Interest Sensitivity Analysis
June 30, 2007
(Dollars in thousands)	Within One Month	After One Through Three Months	Three Through Twelve Months	Within One Year	Greater Than One Year or Non- Sensitive	Total
Assets
Interest-earning assets
Loans	$249,459	$9,702	$19,343	$278,504	$125,883	$404,387
Loans held for sale	-	-	-	-	6,473	6,473
Securities, taxable	482	337	1,425	2,244	13,603	15,847
Securities, nontaxable	-	-	716	716	17,850	18,566

Nonmarketable securities	1,995	-	-	1,995	-	1,955
Federal funds sold	23,601	-	-	23,601	-	23,601
Investment in trust	-	-	-	-	310	310
Total earning assets	275,537	10,039	21,484	307,060	164,119	471,139

FIRST RELIANCE BANCSHARES, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - continued
Liquidity and Interest Rate Sensitivity - (continued)
Interest Sensitivity Analysis
June 30, 2007
(Dollars in thousands)	Within One Month	After One Through Three Months	Three Through Twelve Months	Within One Year	Greater Than One Year or Non- Sensitive	Total
Liabilities
Interest-bearing liabilities
Interest-bearing deposits:
Demand deposits	38,442	-	-	38,442	-	38,442
Savings deposits	77,476	-	-	77,476	-	77,476
Time deposits	42,028	50,307	153,308	245,643	18,035	263,678
Total interest-bearing deposits	157,946	50,307	153,308	361,561	18,035	379,596
Federal Home Loan Bank
Advances	14,500	-	5,500	20,000	6,000	26,000
Junior sub debentures	-	-	-	-	10,310	10,310
Repurchase agreements	11,131	-	-	11,131	-	11,131
Total interest-bearing
Liabilities	183,577	50,307	158,808	392,692	34,345	427,037
Period gap	$91,960	$(40,268)	$(137,324)	$(85,632)	$129,774
Cumulative gap	$91,960	$51,692	$(85,632)	$(85,632)	$44,142
Ratio of cumulative gap to total earning assets	19.52%	10.97%	(18.17%)	(18.17%)	9.37%

FIRST RELIANCE BANCSHARES, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - continued

Liquidity and Interest Rate Sensitivity - (continued)

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

Item 4. Submission of Matters to a Vote of Securities

In connection with the Annual Meeting of Shareholders held June 21, 2007, the following votes are hereby certified by the undersigned. Each vote represents one share of common stock.

We have received 2,300,058 votes by proxy, representing or 66.5% of the shares of common stock outstanding at April 13, 2007, the record date for the meeting. The outcome of the voting is as follows:

PROPOSAL 1: Election of Class C Directors

Director Nominee: A. Dale Porter.
	No. of Votes	Percent of Outstanding Shares

For:	2,149,328	93.4%
Withhold:	150,730	6.6%

Director Nominee: John M. Jebailey
	No. of Votes	Percent of Outstanding Shares

For:	2,150,163	93.5%
Withhold:	149,895	6.5%

Director Nominee: C. Dale Lusk
	No. of Votes	Percent of Outstanding Shares

For:	2,149,203	93.4%
Withhold:	150,855	6.6%

FIRST RELIANCE BANCSHARES, INC.

Director Nominee: A. Joe Willis, DC
	No. of Votes	Percent of Outstanding Shares

For:	2,148,128	93.4%
Withhold:	151,930	6.6%

Director Nominee: J.Munford Scott, Jr.
	No. of Votes	Percent of Outstanding Shares

For:	2,145,728	93.3%
Withhold:	154,330	6.7%

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit
31.1	Certification pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended.
31.2	Certification pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

FIRST RELIANCE BANCSHARES, INC.

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST RELIANCE BANCSHARES, INC.

By:	/s/ F.R. SAUNDERS, JR.
F. R. Saunders, Jr.
President & Chief Executive Officer

Date: August 14, 2007	By:	/s/ JEFFERY A. PAOLUCCI
Jeffery A. Paolucci
Senior Vice President and Chief Financial Officer