Form 10-Q
period 2007-09-30
FIRST RELIANCE BANCSHARES INC
filed 2007-11-14
CIK 1172102

FIRST RELIANCE BANCSHARES, INC.
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2007

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _________ to _________

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

3,487,393 shares of common stock, par value $0.01 per share, as of September 30, 2007

Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒ Yes      ☐ No.

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
☐ Yes ☒ No.

FIRST RELIANCE BANCSHARES, INC.

INDEX
		Page No.
	PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets - September 30, 2007 and December 31, 2006	3

	Condensed Consolidated Statements of Income - Nine months ended September 30, 2007 and 2006
	and Three months ended September 30, 2007 and 2006	4

	Condensed Consolidated Statements of Shareholders’ Equity and Comprehensive Income-
	Nine months ended September 30, 2007 and 2006	5

	Condensed Consolidated Statements of Cash Flows - Nine months ended September 30, 2007 and 2006	6

	Notes to Condensed Consolidated Financial Statements	7-12

	Item 2. Management's Discussion, and Analysis, of Financial Condition and Results of Operation	13-36

	Item 3. Quantitative and Qualitative Disclosure About Market Risk	37

	Item 4. Controls and Procedures	37

	PART II. OTHER INFORMATION

	Item 1. Legal Proceedings	38

	Item 1A. Risk Factors	38

	Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	38

	Item 3. Defaults Upon Senior Securities	38

	Item 4. Submission of Matters to a Vote of Securities Holders	38-39

	Item 5. Other Information	39

	Item 6. Exhibits	39

FIRST RELIANCE BANCSHARES, INC.
Condensed Consolidated Balance Sheets
	September 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
Assets
Cash and cash equivalents:
Cash and due from banks	$12,303,957	$17,328,075
Federal funds sold	-	14,135,000
Total cash and cash equivalents	12,303,957	31,463,075
Securities available-for-sale	34,101,361	35,931,271
Nonmarketable equity securities	1,905,400	2,187,600
Investment in trust	310,000	310,000
Total investment securities	36,316,761	38,428,871
Loans held for sale	9,008,486	6,632,010
Loans receivable	434,389,319	353,491,036
Less allowance for loan losses	(4,736,321)	(4,001,881)
Loans, net	429,652,998	349,489,155
Premises and equipment, net	20,828,686	13,770,135
Accrued interest receivable	2,648,767	2,464,531
Other real estate owned	134,349	1,386,380
Cash surrender value life insurance	10,436,829	10,134,036
Other assets	3,444,406	2,442,529
Total assets	$524,775,239	$456,210,722
Liabilities and Shareholders’ Equity
Liabilities
Deposits
Noninterest-bearing transaction accounts	$42,917,750	$42,107,434
Interest-bearing transaction accounts	53,403,111	33,243,099
Savings	82,138,499	78,831,730
Time deposits $100,000 and over	150,067,645	111,991,864
Other time deposits	112,300,558	106,763,956
Total deposits	440,827,563	372,938,083
Securities sold under agreement to repurchase	8,568,084	8,120,014
Federal funds purchased	3,000,000	-
Advances from Federal Home Loan Bank	24,000,000	28,500,000
Junior subordinated debentures	10,310,000	10,310,000
Accrued interest payable	913,244	766,276
Other liabilities	752,981	1,483,086
Total liabilities	488,371,872	422,117,459
Shareholders’ Equity
Common stock, $0.01 par value; 20,000,000 shares authorized,
3,487,393 and 3,424,878 shares issued and outstanding
at September 30, 2007 and December 31, 2006, respectively	34,874	34,249
Nonvested restricted stock	(147,729)	(66,131)
Capital surplus	25,808,044	25,257,814
Treasury Stock	(145,198)	-
Retained earnings	11,057,547	8,857,755
Accumulated other comprehensive income (loss)	(204,171)	9,576
Total shareholders’ equity	36,403,367	34,093,263
Total liabilities and shareholders’ equity	$524,775,239	$456,210,722

See notes to condensed consolidated financial statements.

FIRST RELIANCE BANCSHARES, INC.

Condensed Consolidated Statements of Income
(Unaudited)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Interest income:
Loans, including fees	$25,745,192	$21,274,745	$9,234,300	$7,794,896
Investment securities:
Taxable	638,647	782,600	192,571	252,060
Nontaxable	552,593	477,460	199,636	162,552
Federal funds sold	384,420	514,916	48,010	239,121
Other interest income	121,958	95,302	34,078	36,149
Total	27,442,810	23,145,023	9,708,595	8,484,778
Interest expense:
Time Deposits over $100,000	5,062,204	3,395,663	1,909,567	1,267,808
Other deposits	7,218,069	5,560,118	2,613,580	2,187,338
Other interest expense	1,412,171	1,256,653	488,234	482,954
Total	13,692,444	10,212,434	5,011,381	3,938,100

Net interest income	13,750,366	12,932,589	4,697,214	4,546,678
Provision for loan losses	869,397	1,167,991	408,961	477,205
Net interest income after provision for
loan losses	12,880,969	11,764,598	4,288,253	4,069,473
Noninterest income:
Service charges on deposit accounts	1,394,945	1,225,798	486,508	451,211
Gain on sales of mortgage loans	1,635,949	1,445,891	519,818	506,710
Brokerage fees	124,220	97,226	38,351	37,451
Credit life insurance commissions	3,820	19,365	(786)	8,757
Other charges, commissions and fees	259,087	192,873	96,299	66,999
Gain (loss) on sale of other real estate	4,187	23,529	(16,187)	5,872
Gain (loss) on sale of fixed assets	16,104	(13)	-	-
Gain on sale of securities	5,996	-	-	-
Other non-interest income	437,163	419,450	140,557	155,896
Total	3,881,471	3,424,119	1,264,560	1,232,896
Noninterest expenses:
Salaries and employee benefits	7,922,140	6,872,949	2,694,710	2,373,243
Occupancy expense	979,034	844,153	323,142	282,565
Furniture and equipment expense	607,784	512,991	188,021	153,718
Other operating expenses	4,107,690	3,701,679	1,418,732	1,214,863
Total	13,616,648	11,931,772	4,624,605	4,024,389
Income before income taxes	3,145,792	3,256,945	928,208	1,277,980
Income tax expense	946,000	995,414	343,331	413,068
Net income	$2,199,792	$2,261,531	$584,877	$864,912
Earnings per share
Basic earnings per share	$0.64	$0.67	$0.17	$0.25
Diluted earnings per share	$0.62	$0.65	$0.17	$0.25

See notes to condensed consolidated financial statements.

FIRST RELIANCE BANCSHARES, INC.
Condensed Consolidated Statements of Shareholders' Equity and Comprehensive Income
For the nine months ended September 30, 2007 and 2006
(Unaudited)

	Common Stock			Restricted	Treasury	Retained	Accumulated Other Compre- hensive Income
	Shares	Amount	Surplus	Stock	Stock	Earnings	(Loss)	Total
Balance,
December 31, 2005	3,306,117	$33,061	$24,127,329	$-	$(9,896)	$5,611,847	$(111,706)	$29,650,635

Net income for the period						2,261,531		2,261,531

Other comprehensive
, net of tax
expense of $9,674							18,779	18,779

Comprehensive income								2,280,310

Issuance of shares to 404(c)	24,800	248	355,930					356,178

Restricted Stock	6,800	68	100,066	(74,979)				25,155

Sale of treasury stock					9,896			9,896

Exercise of stock options	78,400	784	543,354					544,138

Balance, September 30, 2006	3,416,117	$34,161	$25,126,679	$(74,979)	$-	$7,873,378	$(92,927)	$32,866,312

Balance,
December 31, 2006	3,424,878	34,249	25,257,814	(66,131)	-	8,857,755	9,576	34,093,263

Net income for the period						2,199,792		2,199,792

Other comprehensive
loss, net of tax
benefit of $ 110,112							(213,747)	(213,747)

Comprehensive income								1,986,045

Issuance of shares to 404c plan	13,383	134	198,246					198,380

Restricted stock	8,987	90	132,393	(81,598)				50,885

Purchase of treasury stock					(145,198)			(145,198)

Exercise of stock options	40,145	401	219,591					219,992

Balance, September 30, 2007	3,487,393	$34,874	$25,808,044	$(147,729)	$(145,198)	$11,057,547	$(204,171)	$36,403,367

See notes to condensed consolidated financial statements.

FIRST RELIANCE BANCSHARES, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
	2007	2006
Cash flows from operating activities:
Net income	$2,199,792	$2,261,531
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	869,397	1,167,991
Depreciation and amortization expense	576,096	663,571
Accretion and premium amortization	44,933	47,804
Disbursements from loans held-for-sale	(105,965,150)	(95,702,610)
Proceeds from sales of mortgages held-for-sale	103,588,674	94,116,843
Write down of other real estate owned	-	119,146
Deferred income tax provision	(428,749)	(567,977)
Gain on sales of other real estate	(4,187)	(23,529)
Gain on sale of securities	(5,996)	-
Gain on sale of fixed assets	(16,104)	-
Increase in interest receivable	(184,236)	(74,080)
Increase (decrease) in interest payable	146,968	254,193
Increase (decrease) in other liabilities	(730,105)	563,847
Increase in other assets	(953,286)	(6,795,185)
Net cash provided (used) by operating activities	(861,953)	(3,968,455)
Cash flows from investing activities:
Net increase in loans to customers	(81,375,712)	(50,970,409)
Purchases of securities available-for-sale	(10,019,236)	(1,421,226)
Proceeds on sales of securities available-for-sale		9,785,569
Calls and maturities on securities available-for-sale	1,698,281	2,450,864
Purchases of non marketable equity securities	(1,766,300)	(390,500)
Proceeds on sales of nonmarketable equity securities	2,051,000	-
Proceeds on sales of other real estate	1,598,690	446,794
Proceeds from disposal of premises, furniture and equipment	38,066	-
Purchases of premises and equipment	(7,469,132)	(2,330,227)
Net cash used by investing activities	(85,458,774)	(52,214,704)
Cash flows from financing activities:
Net increase in deposit accounts	67,889,480	38,926,470
Net increase in securities sold under agreements to repurchase	448,070	3,597,366
Decrease in advances from the Federal Home Loan Bank	(4,500,000)	(1,000,000)
Purchase of federal funds	3,000,000	-
Proceeds from issuance of shares to 404(c) plan	198,380	356,178
Sale (purchase) of treasury stock	(145,198)	9,896
Proceeds from stock issuance	-	-
Proceeds from the exercise of stock options	219,992	544,138
Issuance of restricted stock	50,885	25,155
Net cash provided by financing activities	67,161,609	42,459,203
Net decrease in cash and cash equivalents	(19,159,118)	(13,723,956)
Cash and cash equivalents, beginning of period	31,463,075	29,706,897
Cash and cash equivalents, end of period	$12,303,957	$15,982,941
Cash paid during the period for
Income taxes	$1,111,821	$1,277,049
Interest	$13,545,476	$9,958,241

See notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1 - Basis of Presentation

The accompanying financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures, which would substantially duplicate those contained in the most recent annual report to shareholders. The financial statements as of September 30, 2007 and 2006 and for the interim periods then ended are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. The financial information as of December 31, 2006 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in First Reliance Bancshares, Inc.'s 2006 Annual Report on Form 10-K.

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

See notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 2 - Recently Issued Accounting Pronouncements - continued

In September 2006, the FASB ratified the consensuses reached by the FASB's Emerging Issues Task Force ("EITF") relating to EITF No. 06−4 "Accounting for the Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split−Dollar Life Insurance Arrangements". EITF No. 06−4 addresses employer accounting for endorsement split−dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods should recognize a liability for future benefits in accordance with SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", or Accounting Principles Board ("APB") Opinion No. 12, "Omnibus Opinion−1967". EITF 06−4 is effective for fiscal years beginning after December 15, 2007. Entities should recognize the effects of applying this Issue through either (a) a change in accounting principle through a cumulative−effect adjustment to retained earnings or to other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption or (b) a change in accounting principle through retrospective application to all prior periods. The company is currently analyzing the effects of EITF No. 06−4 on the Company’s consolidated financial statements.

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

During the nine months ended September 30, 2007 and 2006, the Company granted 62,481 and 45,774 stock appreciation rights, respectively. A stock appreciation right entitles an individual to receive the excess of the fair market value from the grant date to the exercise date in a settlement of Company stock. The Company has funded the liability through charges to earnings. The accrued liability for the stock appreciation rights was $83,127 and $20,089 for the nine months ended September 30, 2007 and 2006, respectively.

During the three months ended September 30, 2007 and 2006, the company did not issue any stock appreciation rights.

See notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 3 - Equity Incentive Plan - continued

A summary of the status of the Company’s stock appreciation rights as of the nine and three months ended September 30, 2007 and 2006 is presented below:

For the Nine Months Ended September 30,	2007		2006
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding at January 1	45,501	$14.87	-	$-
Granted	62,481	15.00	45,774	14.87
Exercised	-	-	-	-
Forfeited	-	-	(273)	14.85

Outstanding at September 30	107,982	$14.95	45,501	$14.87

For the Three Months Ended September 30,	2007		2006
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding at July 1	107,982	$14.95	45,501	$14.87
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-

Outstanding at September 30	107,982	$14.95	45,501	$14.87

During the nine months ended September 30, 2007, the Company granted 8,987 shares of restricted stock, pursuant to the 2006 Equity Incentive Plan. The shares “cliff” vest in three years. The weighted average fair value of restricted stock granted in the nine months ended September 30, 2007 was $14.67. Compensation cost associated with the grant was $50,884 for the nine months ended September 30, 2007.

A summary of the status of the Company’s restricted stock as of the three months ended September 30, 2007 is presented below:

	Three months ended
	September 30, 2007
		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at July 1	11,714	$14.88
Granted	1,819	13.75
Exercised	-	-
Forfeited	-	-
Outstanding at September 30, 2007	13,533	$14.72

See notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 3 - Equity Incentive Plan - continued

A summary of the status of the Company’s restricted stock as of the nine months ended September 30, 2007 is presented below:

	Nine months ended
	September 30, 2007
		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at January 1	6,771	$14.86
Granted	8,987	14.67
Exercised	(2,225)	14.86
Forfeited	-	-
Outstanding at September 30, 2007	13,533	$14.73

Note 4 - Earnings Per Share

The following schedule reconciles the numerators and denominators of the basic and diluted earnings per share computations for the three and nine month periods ended September 30, 2007 and 2006.  Dilutive common shares arise from the potentially dilutive effect of the company's stock options and warrants that are outstanding.  The assumed conversion of stock options and warrants can create a difference between basic and dilutive net income per common share.

	Nine Months Ended September 30, 2007
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic earnings per share
Income available to common shareholders	$2,199,792	3,458,775	$0.64
Effect of dilutive securities
Stock options	-	85,230
Non vested restricted stock	-	4,310
Diluted earnings per share
Income available to common shareholders
plus assumed conversions	$2,199,792	3,548,315	$0.62

	Nine Months Ended September 30, 2006
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic earnings per share
Income available to common shareholders	$2,261,531	3,379,624	$0.67
Effect of dilutive securities
Stock options	-	112,057
Non vested restricted stock	-	747
Diluted earnings per share
Income available to common shareholders
plus assumed conversions	$2,261,531	3,492,428	$0.65

See notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 4 - Earnings Per Share - continued
	Three Months Ended September 30, 2007
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic earnings per share
Income available to common shareholders	$584,877	3,485,861	$0.17
Effect of dilutive securities
Stock options	-	31,648
Non vested restricted stock	-	7,665
Diluted earnings per share
Income available to common shareholders
plus assumed conversions	$584,777	3,525,174	$0.17

	Three Months Ended September 30, 2006
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic earnings per share
Income available to common shareholders	$864,912	3,406,109	$0.25
Effect of dilutive securities
Stock options	-	104,447
Non vested restricted stock	-	777
Diluted earnings per share
Income available to common shareholders
plus assumed conversions	$864,912	3,511,333	$0.25

Note 5 - Stock Compensation Plan

On June 19, 2003, the Company established the 2003 First Reliance Bank Employee Stock Option Plan (Stock Plan) that provides for the granting of options to purchase up to 250,000 shares of the Company’s common stock to directors, officers, or employees of the Company. This plan was preceded by the 1999 First Reliance Bank Employee Stock Option Plan, which provided for the granting of options to purchase up to 238,000 shares of the Company’s common stock to directors, officers, or employees of the Company. The per-share exercise price of incentive stock options granted under the Stock Plan may not be less than the fair market value of a share on the date of grant. The per-share exercise price of stock options granted is determined by the Board of Directors. The expiration date of any option may not be greater than ten years from the date of grant. Options that expire unexercised or are canceled become available for reissuance. At September 30, 2007, there were no options available for grant under the 2003 plan and no options available for grant under the 1999 plan.

A summary of the status of the Company’s stock plan as of the nine months ended September 30, 2007 and changes during the period is presented below:

	Nine months ended
	September 30, 2007
		Average
		Exercise
	Shares	Price
Outstanding at January 1	321,992	$7.95
Granted	-	-
Exercised	(40,145)	5.48
Forfeited	-	-
Outstanding at September 30, 2007	281,847	$8.30

See notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 5 - Stock Compensation Plan - continued

A summary of the status of the Company’s stock plan as of the three months ended September 30, 2007 and changes during the period is presented below:
	Three months ended September 30, 2007

		Average
		Exercise
	Shares	Price
Outstanding at July 1	282,847	$7.95
Granted	-	-
Exercised	(1,000)	6.17
Forfeited	-	-
Outstanding at September 30, 2007	281,847	$8.30

Note 6 - Comprehensive Income

The components of other comprehensive income and related tax effects are as follows:

		Tax
	Pre-tax	(Expense)	Net-of-tax
	Amount	Benefit	Amount
For the Nine Months Ended September 30, 2007:
Unrealized losses on securities available-for-sale	$(327,355)	$111,301	$(217,243)
Reclassification adjustment for gains (losses) realized in net income	3,496	(1,189)	2,307
	$(323,859)	$110,112	$(213,747)
For the Nine Months Ended September 30, 2006:
Unrealized gain on securities available-for-sale	$28,453	$(9,674)	$18,779
Reclassification adjustment for gains (losses) realized in net income	-	-	-
	$28,453	$(9,674)	$18,779
For the Three Months Ended September 30, 2007:
Unrealized gain on securities available-for-sale	$333,162	$(113,275)	$219,887
Reclassification adjustment for gains (losses) realized in net income	-	-	-
	$331,162	$(113,275)	$219,887
For the Three Months Ended September 30, 2006:
Unrealized losses on securities available-for-sale	$(688,143)	$233,333	$(454,810)
Reclassification adjustment for gains (losses) realized in net income	-	-	-
	$(688,143)	$233,333	$(454,810)

Accumulated other comprehensive income consists solely of net unrealized gains and losses on securities available for sale, net of the deferred tax effects.

See notes to condensed consolidated financial statements.

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

See notes to condensed consolidated financial statements.

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

See notes to condensed consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - continued

Overview

First Reliance Bank (the "Bank") is a state-chartered bank headquartered in Florence, South Carolina. The Bank opened for business on August 16, 1999. The principal business activity of the Bank is to provide banking services to domestic markets, principally in Florence County, Lexington County, Charleston County, Horry County, Greenville County, and York County, South Carolina. The deposits of the Bank are insured by the Federal Deposit Insurance Corporation.

See notes to condensed consolidated financial statements.

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

See notes to condensed consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - continued

Results of Operations

Income Statement Review

Three months ended September 30, 2007 and 2006:

Our net income was $ 584,877 and $864,912 for the three months ended September 30, 2007 and 2006, respectively, a decrease of $ 280,035, or 32.38%.  The $ 280,035 decrease in net income resulted primarily from an increase of $1.1 million in interest expense and $ 600,216 in non-interest expense. The decline in net income can be attributed to our investment in branch expansion and current market conditions.

Nine months ended September 30, 2007 and 2006

Our net income was $ 2.2 million and $2.3 million for the nine months ended September 30, 2007 and 2006, respectively, a decrease of $ 61,739, or 2.73%. The $61,739 decrease in net income resulted primarily from an increase of $ 3.5 million in interest expense and $ 1.7 million in non-interest expense. The discussion and tables that follow address the decrease in net income for this period. The decline in net income can be attributed to our investment in branch expansion and current market conditions.

Net Interest Income

Our level of net interest income is determined by the level of earning assets and the management of our net interest margin.  The continuous growth in our loan portfolio is the primary driver of the increase in net interest income.  During the nine months ended September 30, 2007, our average loan portfolio increased $55.4 million compared to the average for the nine months ended September 30, 2006.  The loan growth in the nine months of 2007 was $80.9 million.  We anticipate the growth in loans will continue to drive the growth in assets and the growth in net interest income.  However, no assurance can be given that we will be able to continue to increase loans at the same levels we have experienced in the past.

At September 30, 2007, net loans represented 81.9% of total assets, while investments represented 6.9% of total assets.  While we plan to continue our focus on increasing the loan portfolio, as rates on investment securities begin to rise and additional deposits are obtained, we also anticipate increasing the size of the investment portfolio.

We continue to aggressively target core deposit growth by offering the best in market deposit and loan rates. This, along with our successful marketing campaigns and cross selling, is producing a more seasoned deposit base. At September 30, 2007, retail deposits represented $275.8 million, or 52.6% of total assets, borrowings represented $45.9 million, or 8.7% of total assets, and wholesale non-core deposits represented $165.1 million, or 31.5% of total assets.

As more fully discussed in the - "Market Risk" and - "Liquidity and Interest Rate Sensitivity" sections below, at September 30, 2007, 59.1% of our loans had variable rates.  Given our high percentage of rate-sensitive loans, our primary focus during the past three years has been to obtain short-term liabilities to fund our asset growth.  This strategy improves our ability to manage the impact on our earnings. The current market outlook suggest a decline in rates over the short-term.

At September 30, 2007, 93.8% of interest-bearing liabilities had a maturity of less than one year. At September 30, 2007, we had $39.3 million more assets than liabilities that reprice within the next three months.

See notes to condensed consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - continued

We intend to maintain a capital level for the bank that exceeds requirements to be classified as a "well capitalized" bank.  To provide the additional capital needed to support our bank's growth in assets, in 2006 we issued $10.3 million in junior subordinated debentures. As of September 30, 2007, the Company's regulatory capital levels were over $5 million in excess of the various well capitalized requirements.

See notes to condensed consolidated financial statements.

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

Our net interest income margin for the three months and nine months ended September 30, 2007, exceeded our net interest spread because we had more interest-earning assets than interest-bearing liabilities.  Average interest-earning assets exceeded average interest-bearing liabilities by $42.4 million and $45.1 million for the three months and nine months ended September 30, 2007, respectively.

Our net interest spread for the three months and nine months ended September 30, 2007 was 3.62% and 3.72%, respectively. Because we had more interest-earning assets than interest-bearing liabilities that repriced, our net interest spread decreased 26 basis points and 2 basis points in the three months and nine months ended September 30, 2007, respectively versus the prior year's interest spread.

For the three months and nine months ended September 30, 2007, our net interest margin was 4.04% and 4.19%, respectively.  The change in our net interest margin was 5 basis points lower than the change in net interest spread for the three month period ended September 30, 2007, when compared to the same period in 2006. For the nine months ended September 30, 2007, when compared to the same period in 2006, the change in our net interest margin equals the change in net interest spread.

We have included a number of tables to assist in our description of various measures of our financial performance.  For example, the "Average Balances" table shows the average balance of each category of our assets and liabilities as well as the yield we earned or the rate we paid with respect to each category during both the three months ended September 30, 2007 and 2006 and the nine months of 2007 and 2006.  A review of this table shows that our loans typically provide higher interest yields than do other types of interest-earning assets, which is why we direct a substantial percentage of our earning assets into our loan portfolio.  Similarly, the "Rate/Volume Analysis" table demonstrates the effect of changing interest rates and changing volume of assets and liabilities on our financial condition during the periods shown.  A review of these tables shows that as short-term rates continue to rise, the increase in net interest income is more effected by the changes in rates than in prior years.  We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included tables to illustrate our interest rate sensitivity with respect to interest-earning accounts and interest-bearing accounts.  Finally, we have included various tables that provide detail about our investment securities, our loans, our deposits, and other borrowings.

See notes to condensed consolidated financial statements.

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

	Average Balances, Income and Expenses, and Rates
	For the three months ended			For the three months ended
	September 30, 2007			September 30, 2006
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
(Dollars in thousands)
Assets
Securities, taxable	$15,720	$193	4.87%	$21,080	$252	4.74%
Securities, nontaxable (1)	18,507	267	5.72	14,984	218	5.77
Loans (2)	428,399	9,234	8.55	361,320	7,795	8.56
Federal funds sold and other	3,361	57	6.73	20,606	252	4.86
Nonmarketable equity securities	1,502	25	6.60	2,169	23	4.22
Total earning assets	467,489	9,776	8.30	420,159	8,540	8.06
Non-earning assets	40,797			31,110
Total assets	$508,286			$451,269
Liabilities and Stockholders' equity
Interest bearing transaction accounts	$44,256	$315	2.82%	$27,347	$44	0.64%
Savings and money market accounts	80,563	814	4.01	92,733	920	3.93
Time deposits	264,052	3,394	5.10	213,347	2,491	4.63
Total interest bearing deposits	388,871	4,523	4.61	333,426	3,455	4.11
Junior subordinated debentures	10,310	156	6.00	10,310	156	6.01
Other borrowings	25,903	332	5.09	29,995	327	4.32
Total other interest bearing liabilities	36,213	488	5.35	40,305	483	4.75
Total interest bearing liabilities	425,084	5,011	4.68	373,731	3,938	4.18
Non-interest bearing deposits	43,927			45,622
Other liabilities	3,246			-
Stockholders' equity	36,029			31,916
Total liabilities and equity	$508,286			$451,269
Net interest income /interest spread		4,765	3.62%		4,602	3.88%
Net yield on earning assets			4.04%			4.35%

(1)	Fully tax- equivalent basis at 34% tax rate for non-taxable securities

(2)	Includes mortgage loans held for sale

See notes to condensed consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - continued

Our net interest spread was 3.62% for the three months ended September 30, 2007, compared to 3.88% for the three months ended September 30, 2006.  The net interest spread is the difference between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities.

Our net interest margin is calculated as net interest income divided by average interest-earning assets.  Our net interest margin for the three months ended September 30, 2007 was 4.04%, compared to 4.35% for the three months ended September 30, 2006.  During the three months ended September 30, 2007, interest-earning assets averaged $467.5 million, compared to $420.2 million in the three months ended September 30, 2006.  Interest earning assets exceeded interest bearing liabilities by $42.4 million and $46.4 million for the three month periods ended September 30, 2007 and 2006, respectively.

Our loan yield decreased 1 basis point for the three months ended September 30, 2007 compared to the three months ended September 30, 2006. Cost of interest bearing liabilities increased 50 basis points for the third quarter of 2007 compared to the same period in 2006.  The increase of 218 basis points on our interest bearing transaction accounts, compared to the prior year period, was a result of a marketing campaign to remain competitive in out local market. The 47 basis point increase in cost of time deposits, compared to the prior year period, was a result of renewal rates on time deposits being much higher than the original rates due to past increases in the prime rate.  In addition, the cost of our savings and money market accounts has increased by 8 basis points as we have increased the rates we offer on these products in relation to the increase in short-term market rates to stay competitive. The 60 basis point increase in other borrowings in the third quarter of 2007 compared to the same period in 2006 resulted primarily from the impact of the increase in short-term market rates over the past twelve months.  As of September 30, 2007, approximately 16.7% of our FHLB advances had fixed rates, while all of our other borrowings had variable rates.

Net interest income, the largest component of our income, was $4.7 million and $4.5 million for the three months ended September 30, 2007 and 2006, respectively.  The significant increase in the third quarter of 2007 related to higher levels of both average earning assets and interest-bearing liabilities.  Average earning assets were $47.3 million higher during the three months ended September 30, 2007 compared to the same period in 2006.

Interest income for the three months ended September 30, 2007 was $9.7 million, consisting of $9.2 million of interest and fees on loans, $392,207 of investment income, interest of $48,010 on federal funds sold, and $34,078 in other interest income. Interest on loans for the three months ended September 30, 2007 and 2006 represented 95.1% and 91.9%, respectively, of total interest income, while income from investments, federal funds sold, and other interest income represented only 4.9% and 8.1% of total interest income.  The high percentage of interest income from loans relates to our strategy to maintain a significant portion of our assets in higher earning loans compared to lower yielding investments.  Average loans represented 91.6% and 86.0% of average interest-earning assets for the three months ended September 30, 2007 and 2006, respectively.

Interest expense for the three months ended September 30, 2007 was $5.0 million, consisting of $4.5 million related to deposits and $488,234 related to borrowings.  Interest expense for the three months ended September 30, 2006 was $3.9 million, consisting of $3.5 million related to deposits and $482,954 related to borrowings.  Interest expense on deposits for the three months ended September 30, 2007 and 2006 represented 90.3% and 87.7%, respectively, of total interest expense, while interest expense on borrowings represented 9.7% and 12.3%, respectively, of total interest expense for the same three month periods. During the three months ended September 30, 2007, average interest-bearing deposits increased by $55.4 million over the same period in 2006, while other interest bearing liabilities during the three months ended September 30, 2007 decreased $4.1 million over the same period in 2006.  Alternative borrowings decreased primarily as a result of successful marketing campaigns focusing on core deposit growth and branch expansion.

See notes to condensed consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - continued

Average Balances, Income and Expenses, and Rates

	For the nine months ended September 30, 2007			For the nine months ended September 30, 2006
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
(Dollars in thousands)
Assets
Securities, taxable	$17,797	$639	4.80%	$21,871	$783	4.78%
Securities, nontaxable (1)	17,101	740	5.79	14,725	640	5.81
Loans (2)	398,039	25,745	8.65	342,634	21,275	8.30
Federal funds sold and other	10,181	428	5.62	14,787	546	4.94
Nonmarketable equity securities	1,710	78	6.10	1,973	64	4.33
Total earning assets	444,828	27,630	8.30	395,990	23,308	7.87
Non-earning assets	38,271			28,840
Total assets	$483,099			$424,830
Liabilities and Stockholders' equity
Interest bearing transaction accounts	$33,632	$435	1.73%	$26,727	$144	0.72%
Savings and money market accounts	78,855	2,378	4.03	86,693	2,396	3.69
Time deposits	248,885	9,467	5.09	199,928	6,416	4.29
Total interest bearing deposits	361,372	12,280	4.54	313,348	8,956	3.82
Junior subordinated debentures	10,310	464	6.02	10,310	462	5.99
Other borrowings	27,976	948	4.54	25,971	794	4.09
Total other interest bearing liabilities	38,286	1,412	4.93	36,281	1,256	4.63
Total interest bearing liabilities	399,657	13,692	4.58	349,629	10,212	3.91
Non-interest bearing deposits	45,506			44,144
Other Liabilities	2,578
Stockholders' equity	35,358			31,057
Total liabilities and equity	$483,099			$424,830
Net interest income /interest spread		13,938	3.72%		13,096	3.96%
Net yield on earning assets			4.19%			4.42%

(1) Fully tax- equivalent basis at 34% tax rate for non-taxable securities

(2) Includes mortgage loans held for sale

See notes to condensed consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - continued

Our net interest spread was 3.72% for the nine months ended September 30, 2007, compared to 3.96% for the nine months ended September 30, 2006.  The net interest spread is the difference between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities.

Our net interest margin is calculated as net interest income divided by average interest-earning assets.  Our net interest margin for the nine months ended September 30, 2007 was 4.19%, compared to 4.42% for the nine months ended September 30, 2006.  During the nine months ended September 30, 2007, interest-earning assets averaged $444.8 million, compared to $396.0 million in the nine months ended September 30, 2006.  Interest earning assets exceeded interest bearing liabilities by $45.1 million and $46.4 million for the nine month periods ended September 30, 2007 and 2006, respectively.

Our loan yield increased 35 basis points for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. Offsetting the increase in our loan yield is an 72 basis point increase in the cost of our interest-bearing deposits for the nine months ended September 30, 2007 compared to the same period in 2006. The increase of 101 basis points on our interest bearing transaction accounts, compared to the prior year period, was a result of a marketing campaign to remain competitive in out local market. The 80 basis point increase in cost of time deposits, compared to the prior year period, was a result of renewal rates on time deposits being much higher than the original rates due to past increases in the prime rate.  In addition, the cost of our savings and money market accounts has increased by 34 basis points as we have increased the rates we offer on these products in relation to the increase in short-term market rates to stay competitive. The 45 basis point increase in other borrowings for the nine months ended September 30, 2007 compared to the same period in 2006 resulted primarily from the impact of the increase in short-term market rates over the past twelve months.  As of September 30, 2007, approximately 16.7% of our FHLB advances had fixed rates, while all of our other borrowings had variable rates.

Net interest income, the largest component of our income, was $13.8 million and $12.9 million for the nine months ended September 30, 2007 and 2006, respectively.  The significant increase for the nine months ended September 30, 2007 related to higher levels of both average earning assets and interest-bearing liabilities.  Average earning assets were $48.8 million higher during the nine months ended September 30, 2007 compared to the same period in 2006.

Interest income for the nine months ended September 30, 2007 was $27.4 million, consisting of $25.7 million of interest and fees on loans, $1.2 million of investment income, interest of $384,420 on federal funds sold, and $121,958 in other interest income. Interest income for the nine months ended September 30, 2006 was $23.1 million, consisting of $21.3 million of interest and fees on loans, $1.3 million of investment income, interest of $514,916 on federal funds sold, and $95,302 in other interest income. Interest on loans for the nine months ended September 30, 2007 and 2006 represented 93.8% and 91.9%, respectively, of total interest income, while income from investments, federal funds sold, and other interest income represented only 6.2% and 8.1% of total interest income.  The high percentage of interest income from loans relates to our strategy to maintain a significant portion of our assets in higher earning loans compared to lower yielding investments.  Average loans represented 89.5% and 86.5% of average interest-earning assets for the nine months ended September 30, 2007 and 2006, respectively.

Interest expense for the nine months ended September 30, 2007 was $13.7 million, consisting of $12.3 million related to deposits and $1.4 million related to borrowings.  Interest expense on deposits for the nine months ended September 30, 2007 and 2006 represented 89.7% and 87.7%, respectively, of total interest expense, while interest expense on borrowings represented 10.3% and 12.3%, respectively, of total interest expense for the same nine month periods.  During the nine months ended September 30, 2007, average interest-bearing deposits increased by $48.0 million over the same period in 2006, while other borrowings during the nine months ended September 30, 2007 increased $2.0 million over the same period in 2006.

See notes to condensed consolidated financial statements.

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

	Three Months Ended September 30, 2007 compared to 2006
	Rate	Volume	Total
Securities, taxable	$7	$(66)	$(59)
Securities, nontaxable	29	20	49
Loans	(9)	1,448	1,439
Federal funds sold and other	71	(266)	(195)
Nonmaketable equity securities	10	(8)	2
Total earning assets	108	1,128	1,236
Interest bearing transaction accounts	230	41	271
Savings and money market accounts	18	(124)	(106)
Time deposits	270	633	903
Total deposits	518	550	1,068
Junior subordinated debentures	0	0	0
Other borrowings	53	(48)	5
Total other interest bearing liabilities	53	(48)	5
Total interest-bearing liabilities	571	502	1,073
Net interest income	$463	$626	$163

	Nine Months Ended September 30, 2007 compared to 2006
	Rate	Volume	Total
Securities, taxable	$3	$(147)	$(144)
Securities, nontaxable	68	32	100
Loans	925	3,545	4,470
Federal funds sold and other	68	(186)	(118)
Nonmaketable equity securities	24	(10)	14
Total earning assets	1,088	3,234	4,322
Interest bearing transaction accounts	246	45	291
Savings and money market accounts	209	(227)	(18)
Time deposits	1,319	1,732	3,051
Total deposits	1,774	1,550	3,324
Junior subordinated debentures	2	0	2
Other borrowings	90	64	154
Total other interest bearing liabilities	92	64	156
Total interest-bearing liabilities	1,866	1,614	3,480
Net interest income	$(778)	$1,620	$842

See notes to condensed consolidated financial statements.

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

Three months ended September 30, 2007 and 2006

The provision for loan losses is the charge to operating earnings that we feel is necessary to maintain the allowance for loan losses at an adequate level. For the three months ended September 30, 2007, the provision for loan losses was $408,961. For the three months ended September 30, 2006, the provision for loan losses was $477,205. Based on present information, we believe the allowance for loan losses was adequate at September 30, 2007 to meet presently known and inherent risks in the loan portfolio. The allowance for loan losses was 1.09% and 1.10% of total loans at September 30, 2007 and 2006, respectively. There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. We maintain an allowance for loan losses based on, among other things, historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. The allowance is based upon a number of assumptions about future events, which management believes to be reasonable, but which may not prove to be accurate. Thus, there is a risk that charge-offs in future periods could exceed the allowance for loan losses or that substantial additional increases in the allowance for loan losses could be required. Additions to the allowance for loan losses would result in a decrease in net income and, possibly, in capital.

Nine months ended September 30, 2007 and 2006

The provision for loan losses is the charge to operating earnings that we feel is necessary to maintain the allowance for loan losses at an adequate level. For the nine months ended September 30, 2007, the provision for loan losses was $869,397. For the nine months ended September 30, 2006, the provision for loan losses was $1.2 million. Based on present information, we believe the allowance for loan losses was adequate at September 30, 2006 to meet presently known and inherent risks in the loan portfolio. The allowance for loan losses was 1.09% and 1.10% of total loans at September 30, 2007 and 2006, respectively. There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. We maintain an allowance for loan losses based on, among other things, historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. The allowance is based upon a number of assumptions about future events, which management believes to be reasonable, but which may not prove to be accurate. Thus, there is a risk that charge-offs in future periods could exceed the allowance for loan losses or that substantial additional increases in the allowance for loan losses could be required. Additions to the allowance for loan losses would result in a decrease in net income and, possibly, in capital.

See notes to condensed consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - continued

Noninterest Income

The following table sets forth information related to our noninterest income.

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Gain on sale of mortgage loans	$519,818	$506,710	$1,635,949	$1,445,891
Service fees on deposit accounts	486,508	451,211	1,394,945	1,225,798
Other income	258,234	274,975	850,577	752,430
Total noninterest income	$1,264,560	$1,232,896	$3,881,471	$3,424,119

Three months ended September 30, 2007 and 2006

Noninterest income in the three month period ended September 30, 2007 was $1.3 million an increase of 2.6% over noninterest income of $1.2 million in the same period of 2006.

Gain on the sales of mortgage loans consists primarily of fees from mortgage origination fees, mortgage administrative fees, and mortgage yield spread premium from secondary market.  Total net gains were $519,818 and $506,710 for the three months ended September 30, 2007 and 2006, respectively.  The $13,108 increase for the three months ended September 30, 2007 compared to the same period in 2006 related primarily to an increase of $9,814 in mortgage yield spread premium.

Service fees on deposits consist primarily of income from NSF fees and service charges on transaction accounts.  Service fees on deposits were $486,508 and $451,211 for the three months ended September 30, 2007 and 2006, respectively. NSF income was $471,074 and $429,636 for the three months ended September 30, 2007 and 2006, respectively, representing 96.8% of total service fees on deposits in the 2007 period compared to 95.2% of total service fees on deposits in the 2006 period. In addition, service charges on deposit accounts decreased to $15,434 for the three months ended September 30, 2007 compared to $21,576 for the same period ended September 30, 2006.  The lower service charges are a result of the bank introducing a totally free business checking product which offsets the service fees that would have been charged on these accounts.

Other income consisted primarily of fees received on cash value of life insurance and rental income.  Other income was $258,234 and $274,975 for the three months ended September 30, 2007 and 2006, respectively.

Nine months ended September 30, 2007 and 2006

Noninterest income in the nine month period ended September 30, 2007 was $3.9 million, an increase of 13.4% over noninterest income of $3.4 million in the same period of 2006.

Gain on the sales of mortgage loans consists primarily of fees from mortgage origination fees, mortgage administrative fees, and mortgage yield spread premium from secondary market.  Total net gains were $1.6 million and $1.4 million for the nine months ended September 30, 2007 and 2006, respectively. The $190,058 increase for the nine months ended September 30, 2007 compared to the same period in 2006 related primarily to an increase of $21,014 in mortgage yield spread premium, and a $172,235 decrease in mortgage yield spread related expenses. Mortgage application fees were $18,489 and $38,216 for the nine months ended September 30, 2007 and 2006, respectively.

Service fees on deposits consist primarily of income from NSF fees and service charges on transaction accounts.  Service fees on deposits were $1.4 million and $1.2 million for the nine months ended September 30, 2007 and 2006, respectively. NSF income was $1.3 million and $1.2 million for the nine months ended September 30, 2007 and 2006, respectively, representing 95.9% of total service fees on deposits in the 2007 period compared to 94.5% of total service fees on deposits in the 2006 period. In addition, service charges on deposit accounts decreased to $57,387 for the nine months ended September 30, 2007 compared to $66,764 for the same period ended September 30, 2006.  The lower service charges are a result of the bank introducing a totally free business checking product which offsets the service fees that would have been charged on these accounts.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - continued

Other income consisted primarily of fees received on cash value of life insurance and rental income.  Other income was $850,577 and $752,430 for the nine months ended September 30, 2007 and 2006, respectively.

See notes to condensed consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - continued

Noninterest Expense

Three months ended September 30, 2007 and 2006

Total noninterest expense for the three months ended September 30, 2007 was $4.6 million, an increase of $600,216, or 14.9% over the three months ended September 30, 2006. The primary reason was the $321,467 increase in salaries and employee benefits over the two periods as we continued to hire employees to staff our new branch locations. In addition, occupancy expense increased $40,577, or 14.4%, for the three months ending September 30, 2007 as compared to the three months ending September 30, 2006. Other operating expenses increased $203,869 or 16.87% for the three months ended September 30, 2007. Income tax expense was $343,331 for the three months ended September 30, 2007 compared to $413,068 during the same period in 2006.

Nine months ended September 30, 2007 and 2006

Total noninterest expense for the nine months ended September 30, 2007 was $13.6 million, an increase of $1.7 million, or 14.1% over the nine months ended September 30, 2006. As was the case with the three months ended, the primary reason was the $1.1 million increase in salaries and employee benefits over the two periods as we continued to hire employees to staff our new branch locations. In addition, occupancy expense increased $134,881, or 16.0%, for the nine months ending September 30, 2007 as compared to the nine months ending September 30, 2006. Other operating expenses increased 11.0% to $406,011 for the nine months ended September 30, 2007. Income tax expense was $946,000 for the nine months ended September 30, 2007 compared to $995,414 during the same period in 2006. The increase related to the higher level of income before taxes.

Balance Sheet Review

General

At September 30, 2007, we had total assets of $524.8 million, consisting principally of $429.7 million in net loans, $36.3 million in investments, and $12.3 million in cash and due from banks.  Our liabilities at September 30, 2007 totaled $488.4 million, which consisted principally of $440.8 million in deposits, $24.0 million in FHLB advances, $11.6 million in short-term borrowings, and $10.3 million in junior subordinated debentures.  At September 30, 2007, our shareholders' equity was $36.4 million.

At December 31, 2006, we had total assets of $456.2 million, consisting principally of $349.5 million in net loans, $38.4 million in investments, $14.1 million in federal funds sold, and $17.3 million in cash and due from banks.  Our liabilities at December 31, 2006 totaled $422.1 million, consisting principally of $372.9 million in deposits, $28.5 million in FHLB advances, $8.1 million in repurchase agreements, and $10.3 million of junior subordinated debentures.  At December 31, 2006, our shareholders' equity was $34.1 million.

See notes to condensed consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - continued

Investments

Contractual maturities and yields on our investments that are available for sale at September 30, 2007 are shown in the following table.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

Investment Securities Maturity Distribution and Yields

	September 30, 2007
	Estimated	Tax
	Fair	Equivalent
	Value	Yield
Within One Year
U.S. government agencies and corporations	$-	-
Government sponsored enterprises	18,467	5.89
Municipals	-	-
Mortgage back securities	-	-
Total	$18,467	5.89%
One to Five Years
U.S. government agencies and corporations	$-	-
Government sponsored enterprises	196,832	6.22
Municipals	1,098,162	5.37
Mortgage back securities	874,166	3.89
Total	$2,169,160	4.85%
Five to Ten Years
U.S. government agencies and corporations	$-	-%
Government sponsored enterprises	-	-
Municipals	1,032,749	6.36
Mortgage back securities	909,784	3.69
Total	$1,942,533	5.11%
Over Ten Years
U.S. government agencies and corporations	$-	-%
Government sponsored enterprises	-	-
Municipals	16,488,477	6.38
Mortgage back securities	13,190,724	5.02
Total	$29,679,201	5.77%

Other	$292,000	-%

Total	$34,101,361	5.67%

See notes to condensed consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - continued

Investments - continued

The amortized costs and the fair value of our investments that are available for sale at September 30, 2007 and December 31, 2006 are shown in the following table.

	September 30, 2007		December 31, 2006
	Amortized		Amortized
	Cost	Estimated	Cost	Estimated
	(Book Value)	Fair Value	(Book Value)	Fair Value
U.S. Government agencies and corporations	$-	$-	$380,315	$381,220
Government sponsored enterprises	212,878	215,299	4,990,352	4,950,313
Mortgage-backed securities	15,321,497	14,974,674	15,521,860	15,202,326
Municipal securities	18,657,585	18,619,388	14,805,485	15,085,907
Other	218,750	292,000	218,750	311,505
	$34,410,710	$34,101,361	$35,916,762	$35,931,271

At September 30, 2007, we had $34.1 million in our investment securities portfolio which represented approximately 6.5% of our total assets.  We held U.S. Government agency securities, municipal securities, mortgage-backed securities, and other with a fair value of $34.1 million and an amortized cost of $34.4 million for an unrealized loss of $309,349.  We believe, based on industry analyst reports and credit ratings that the deterioration in value is attributed to changes in market interest rates and not in the credit quality of the issuer and therefore, these losses are not considered other-than-temporary.  We have the ability and intent to hold these securities until such time as the value recovers or the securities mature.

Loans

Since loans typically provide higher interest yields than other types of interest earning assets, a substantial percentage of our earning assets are invested in our loan portfolio.  For the nine months ended September 30, 2007 and 2006, average loans were $398.0 million and $342.6 million, respectively.  Before the allowance for loan losses, total loans outstanding at September 30, 2007 were $434.4 million.  Average loans for the year ended December 31, 2006 were $348.7 million.  Before the allowance for loan losses, total loans outstanding at December 31, 2006 were $353.5 million.

The following table summarizes the composition of our loan portfolio September 30, 2007 and December 31, 2006.

	September 30,	% of	December 31,	% of
	2007	Total	2006	Total
Mortgage loans on real estate
Residential 1-4 family	$66,523,174	15.31	$50,844,955	14.38
Multifamily	11,374,735	2.62	7,826,863	2.21
Commercial	173,867,067	40.03	127,213,968	35.99
Construction	60,950,260	14.03	64,118,098	18.14
Second mortgages	4,234,558	0.97	4,513,048	1.28
Equity lines of credit	36,144,205	8.32	27,853,374	7.88
Total mortgage loans	353,093,999	81.28	282,370,306	79.88
Commercial and industrial	61,720,600	14.21	51,710,250	14.63
Consumer	11,534,703	2.66	12,728,353	3.60
Other, net	8,040,017	1.85	6,682,127	1.89
Total loans	$434,389,319	100.00	$353,491,036	100.00

See notes to condensed consolidated financial statements.

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

The following table summarizes the loan maturity distribution by type and related interest rate characteristics at September 30, 2007.

		Over
		One Year
	One Year or	Through	Over Five
September 30, 2007	Less	Five Years	Years	Total
(Dollars in thousands)
Commercial and industrial	$31,256	$28,799	$1,666	$61,721
Real estate	139,637	172,779	40,678	353,094
Consumer and other	7,918	11,408	248	19,574
	$178,811	$212,986	$42,592	$434,389
Loans maturing after one year with:
Fixed interest rates				$139,009
Floating interest rates				116,566
				$255,575

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

See notes to condensed consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - continued

Provision and Allowance for Loan Losses - (continued)

The following table summarizes the activity related to our allowance for loan losses for the nine months ended September 30, 2007 and 2006:

Risk Elements in the Loan Portfolio

The following is a summary of risk elements in the loan portfolio:

	September 30,	December 31,
	2007	2006
Loans
Nonaccrual loans	$765,321	$670,650
Accruing loans more than 90 days past due	548,052	463,991

Activity in the Allowance for Loan Losses is as follows:

	September 30,
	2007	2006
Balance, January 1,	$4,001,881	$3,419,368
Provision for loan losses for the period	869,397	1,167,991
Net loans (charged-off) recovered for the period	(134,957)	(626,354)
Balance, end of period	$4,736,321	$3,961,005
Total loans outstanding, end of period	$434,389,319	$360,080,594
Allowance for loan losses to loans outstanding	1.09%	1.10%

We do not allocate the allowance for loan losses to specific categories of loans.  Instead, we evaluate the adequacy of the allowance for loan losses on an overall portfolio basis utilizing our credit grading system which we apply to each loan.

The allowance for loan losses was $4.7 million and $4.0 million at September 30, 2007 and September 30, 2006, respectively, or 1.09% and 1.10% of outstanding loans, respectively.  During the nine months ended September 30, 2007 and 2006, we had net charged off loans of $134,957 and $626,354, respectively.

At September 30, 2007 and December 31, 2006, nonaccrual loans represented 0.18% and 0.19% of net loans, respectively.  At September 30, 2007 and December 31, 2006, we had $765,321 and $670,650 of loans, respectively, on nonaccrual status.   Generally, a loan is placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when we believe, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that collection of the loan is doubtful.  A payment of interest on a loan that is classified as nonaccrual is recognized as income when received.

Deposits and Other Interest-Bearing Liabilities

Our primary source of funds for loans and investments is our deposits, advances from the FHLB, and short-term repurchase agreements.  Through successful marketing campaigns and branch expansion, we have been able to increase our deposits in our local markets. Sometimes it’s necessary to obtain a portion of our certificates of deposits from areas outside of our market.  The deposits obtained outside of our market area generally have comparable rates compared to rates being offered for certificates of deposits in our local market.  We also utilize out-of-market deposits in certain instances to obtain longer-term deposits than are readily available in our local market.  We anticipate that the amount of out-of-market deposits will continue to decline as our new retail deposit offices become established.  The amount of out-of-market deposits was $74.8 million at September 30, 2007 and $45.4 million at December 31, 2006.

See notes to condensed consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - continued

We anticipate being able to either renew or replace these out-of-market deposits when they mature, although we may not be able to replace them with deposits with the same terms or rates.  Our loan-to-deposit ratio was 98.5% and 94.8% at September 30, 2007 and December 31, 2006, respectively.

See notes to condensed consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - continued

Deposits and Other Interest-Bearing Liabilities - continued

The following table shows the average balance amounts and the average rates paid on deposits held by us for the nine months ended September 30, 2007 and 2006.

	2007			2006
	Average	Average		Average	Average
(Dollars in thousands)	Amount	Rate		Amount	Rate
Noninterest bearing demand deposits	$45,506		%	$44,144	-%
Interest bearing demand deposits	33,632	1.73		26,727	0.72
Savings accounts	78,855	4.03		86,693	3.69
Time deposits	248,885	5.09		199,928	4.29
	$406,878	4.04%		$357,492	3.35%

The increase in time deposits for the nine months ended September 30, 2007 resulted from an increase in retail time deposits, which was offset by a decrease in wholesale deposits.  A significant portion of the increase in retail time deposits is attributed to successful pricing and marketing promotions.

All of our time deposits are certificates of deposits.  The maturity distribution of our time deposits of $100,000 or more at September 30, 2007 (in thousands) was as follows:

September 30,
2007
Three months or less	$27,612
Over three through twelve months	113,768
Over one year through three years	7,463
Over three years	1,225
Total	$150,068
Capital Resources

Total shareholders' equity at September 30, 2007 was $36.4 million.  At December 31, 2006, total shareholders' equity was $34.1 million.  The increase during the first nine months of 2007 resulted primarily from the $2.2 million of net income earned.

The following table shows the return on average assets (net income divided by average total assets), return on average equity (net income divided by average equity), and equity to assets ratio (average equity divided by average total assets) for the nine months ended September 30, 2007 and the year ended December 31, 2006.  Since our inception, we have not paid cash dividends.

	September 30,	September 30,
	2007	2006
Return on average assets	0.61%	0.71%
Return on average equity	8.32%	9.74%
Average equity to average assets ratio	7.32%	7.31%

Our return on average assets was 0.61% for the nine months ended September 30, 2007, a decrease from 0.71% for the nine months ended September 30, 2006.  In addition, our return on average equity decreased to 8.32% from 9.74% for the nine months ended September 30, 2007 and the nine months ended September 30, 2006, respectively.

See notes to condensed consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - continued

Capital Resources - continued

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

The following table sets forth the holding company's and the bank's various capital ratios at September 30, 2007 and at December 31, 2006.  For all periods, the bank was considered "well capitalized" and the holding company met or exceeded its applicable regulatory capital requirements.

	September 30, 2007		December 31, 2006
	Holding		Holding
	Company	Bank	Company	Bank
Tier 1 capital (to risk-weighted assets)	10.13%	9.74%	11.42%	10.84%
Total capital (to risk-weighted assets)	11.15%	10.76%	12.45%	11.86%
Leverage or Tier 1 capital (to total average assets)	9.24%	8.89%	9.90%	9.45%

Borrowings

The following table outlines our various sources of borrowed funds during the nine months ended September 30, 2007 and the year ended December 31, 2006, the amounts outstanding at the end of each period, at the maximum point for each component during the periods and on average for each period, and the average interest rate that we paid for each borrowing source.  The maximum month-end balance represents the high indebtedness for each component of borrowed funds at any time during each of the periods shown.

(Dollars in thousands)			Maximum
At or for the nine months ended	Ending	Period-	Month-end	Average for the Period
September 30, 2007	Balance	End Rate	Balance	Balance	Rate
Federal Home Loan Bank advances	$24,000	3.37%	$26,000	$17,843	4.53%
Securities sold under agreement
to repurchase	8,568	4.89	11,651	9,470	4.43
Federal funds purchased	3,000	1.06	3,000	663	4.80
Junior subordinated debentures	10,310	6.01	10,310	10,310	6.02

See notes to condensed consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - continued

Borrowings - continued

(Dollars in thousands)			Maximum
At or for the year ended	Ending	Period-	Month-end	Average for the Period
December 31, 2006	Balance	End Rate	Balance	Balance	Rate
Federal Home Loan Bank advances	$28,500	3.81%	$29,800	$21,028	4.24%
Securities sold under agreement	8,120	6.02	8,190	6,065	4.27
to repurchase
Federal funds purchased	-	-	-	-	-
Junior subordinated debentures	10,310	5.93	10,310	10,310	5.99

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

Off-Balance Sheet Risk

Through our operations, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At September 30, 2007, we had issued commitments to extend credit of $79.2 million and standby letters of credit of $1.4 million through various types of commercial lending arrangements. Approximately $63.9 million of these commitments to extend credit had variable rates.

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at September 30, 2007.

		After One	After Three
	Within	Through	Through		Greater
	One	Three	Twelve	Within	Than
(Dollars in thousands)	Month	Months	Months	One Year	One Year	Total
Unused commitments
to extend credit	$6,541	$5,538	$31,976	$44,055	$35,109	$79,164
Standby letters of
credit	255	106	577	938	419	1,357
Total	$6,796	$5,644	$32,553	$44,993	$35,528	$80,521

We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.

See notes to condensed consolidated financial statements.

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

We were asset sensitive during most of the year ended December 31, 2006 and during the nine months ended September 30, 2007.  As of September 30, 2007, we expect to be asset sensitive for the next three months. Approximately 59.1% of our loans were variable rate loans at September 30, 2007.  The ratio of cumulative gap to total earning assets after 12 months was 7.5% because $35.9 million more assets will reprice in a 12 month period than liabilities.   However, our gap analysis is not a precise indicator of our interest sensitivity position.  The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally.  For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but those rates are viewed by us as significantly less interest-sensitive than market-based rates such as those paid on noncore deposits.  Net interest income may be affected by other significant factors in a given interest rate environment, including changes in the volume and mix of interest-earning assets and interest-bearing liabilities.

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

At September 30, 2007, our liquid assets, consisting of cash and due from banks and federal funds sold, amounted to $12.3 million, or 2.4% of total assets.  Our investment securities at September 30, 2007 amounted to $36.3 million, or 6.9% of total assets.  Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner.  However, $8.6 million of these securities are pledged against repurchase agreements, other required deposit accounts, and unused FHLB borrowing lines. At December 31, 2006, our liquid assets amounted to $31.5 million, or 6.9% of total assets.  Our investment securities at December 31, 2006 amounted to $38.4 million, or 8.4% of total assets.  However, $8.1 million of these securities were pledged.

See notes to condensed consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - continued

Liquidity and Interest Rate Sensitivity - continued

Our ability to maintain and expand our deposit base and borrowing capabilities serves as our primary source of liquidity.  We plan to meet our future cash needs through the liquidation of temporary investments, the generation of deposits, and from additional borrowings.  In addition, we will receive cash upon the maturity and sale of loans and the maturity of investment securities.  During most of 2006 and the first nine months of 2007, as a result of historically low rates that were being earned on short-term liquidity investments, we chose to maintain a lower than normal level of short-term liquidity securities.  In addition, we maintain nine federal funds purchased lines of credit with correspondent banks giving us credit availability totaling $32.5 million. There were 3 million in borrowings against the lines at September 30, 2007.  We are also a member of the Federal Home Loan Bank of Atlanta, from which applications for borrowings can be made for leverage purposes.  The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the bank be pledged to secure any advances from the FHLB. The Company has an available line to borrow funds from the Federal Home Loan Bank up to 30% of the Bank’s total assets which provide additional available funds of $157.4 million at September 30, 2007. At September 30, 2007 the bank had $24.0 million outstanding in FHLB advances. We believe that these funds will be sufficient to meet our future liquidity needs.

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

The following table sets forth information regarding our rate sensitivity as of September 30, 2007 for each of the time intervals indicated. The information in the table may not be indicative of our rate sensitivity position at other points in time.  In addition, the maturity distribution indicated in the table may differ from the contractual maturities of the earning assets and interest-bearing liabilities presented due to consideration of prepayment speeds under various interest rate change scenarios in the application of the interest rate sensitivity methods described above.

Interest Sensitivity Analysis
September 30, 2007
		After One	Three		Greater Than
		Through	Through		One Year or
	Within One	Three	Twelve	Within One	Non-
(Dollars in thousands)	Month	Months	Months	Year	Sensitive	Total
Assets
Interest-earning assets
Loans	$264,630	$4,293	$20,787	$289,710	$144,679	$434,389
Loans held for sale	-	-	-	-	9,008	9,008
Securities, taxable	454	338	1,485	2,277	13,205	15,482
Securities, nontaxable	-	-	972	972	17,647	18,619
Nonmarketable securities	1,905	-	-	1,905	-	1,905
Federal funds sold	-	-	-	-	-	-
Investment in trust	-	-	-	-	310	310
Total earning assets	266,989	4,631	23,244	294,864	184,849	479,713

See notes to condensed consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - continued

Liquidity and Interest Rate Sensitivity - (continued)

Interest Sensitivity Analysis
September 30, 2007
		After One Through	Three Through		Greater Than One Year or
	Within One	Three	Twelve	Within One	Non-
	Month	Months	Months	Year	Sensitive	Total
(Dollars in thousands)
Liabilities
Interest-bearing liabilities
Interest-bearing deposits:
Demand deposits	53,403	-	-	53,403	-	53,403
Savings deposits	82,138	-	-	82,138	-	82,138
Time deposits	21,651	52,520	177,046	251,217	11,151	262,368
Total interest-bearing
deposits	157,192	52,520	177,046	386,758	11,151	397,909
Federal Home Loan Bank
Advances	6,500	4,500	7,000	18,000	6,000	24,000
Junior sub debentures	-	-	-	-	10,310	10,310
Federal funds purchased and other	11,568	-	-	11,568	-	11,568
Total interest-bearing
Liabilities	175,260	57,020	184,046	416,326	27,461	443,787
Period gap	$91,729	$(52,389)	$(160,802)	$(121,462)	$157,388
Cumulative gap	$91,729	$39,340	$(121,462)	$(121,462)	$35,926
Ratio of cumulative gap	19.12%	8.20%	(25.32)%	(25.32)%	7.49%
to total earning assets

See notes to condensed consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - continued

Liquidity and Interest Rate Sensitivity - (continued)

The following table sets forth information regarding our rate sensitivity, as of December 31, 2006, at each of the time intervals.

		After One Through	After Three Through	Within	Greater Than One Year or
December 31, 2006	Within One	Three	Twelve	One	Non-
	Month	Months	Months	Year	Sensitive	Total
(Dollars in thousands)
Assets
Interest-earning assets
Loans, including held for sale	$229,803	$4,381	$16,493	$250,677	$109,446	$360,123
Securities, taxable	539	314	1,336	2,189	18,656	20,845
Securities, nontaxable	-	-	-	-	15,086	15,086
Nonmarketable securities	2,188	-	-	2,188	-	2,188
Investment in trust	-	-	-	-	310	310
Federal funds sold	14,135	-	-	14,135	-	14,135
Total earning assets	246,665	4,695	17,829	269,189	143,498	412,687
Liabilities
Interest-bearing liabilities:
Interest-bearing deposits:
Demand deposits	33,243	-	-	33,243	-	33,243
Savings deposits	78,832	-	-	78,832	-	78,832
Time deposits	16,565	53,523	124,049	194,137	24,619	218,756
Total interest-bearing
deposits	128,640	53,523	124,049	306,212	24,619	330,831
Advances from Federal
Home Loan Bank	10,500	9,000	8,000	27,500	1,000	28,500
Junior subordinated debentures	-	-	-	-	10,310	10,310
Repurchase agreements	8,120	-	-	8,120	-	8,120
Total interest-bearing
liabilities	147,260	62,523	132,049	341,832	35,929	377,761
Period gap	$99,405	$(57,828)	$(114,220)	$(72,643)	$107,569
Cumulative gap	$99,405	$41,577	$(72,643)	$(72,643)	$34,926
Ratio of cumulative gap to total
earning assets	24.09%	10.07%	(17.60%)	(17.60%)	8.46%

See notes to condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

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

See notes to condensed consolidated financial statements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable

(b)	Not applicable

(c)	Stock Repurchases

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2007 - July 31, 2007	-	$-	-	-
August 1, 2007 - August 31, 2007	-	$-	-	-
September 30, 2007 - September 31, 2007	9,667	$15.02	-	-
	9,667	$15.02	-	-

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Securities

None.

Item 5. Other Information

None.

See notes to condensed consolidated financial statements.

Item 6. Exhibits

(a) Exhibits

Exhibit Number	Exhibit
3.1	Amended and Restated Articles of Incorporation as of June 30, 2004

31.1	Certification pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended.

31.2	Certification pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

See notes to condensed consolidated financial statements.

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST RELIANCE BANCSHARES, INC.

By:	/s/ F. R. SAUNDERS, JR.
F. R. Saunders, Jr.
President & Chief Executive Officer

Date: ________, 2007	By:	/s/ JEFFERY A. PAOLUCCI
Jeffery A. Paolucci
Senior Vice President and Chief Financial Officer

See notes to condensed consolidated financial statements.