Form 10-K
period 2007-12-31
FIRST RELIANCE BANCSHARES INC
filed 2008-03-31
CIK 1172102

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from____________to ____________

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐  Non-accelerated filer ☐  Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The aggregate market value of the registrant’s outstanding common stock held by nonaffiliates of the registrant as of June 30, 2007, was approximately $41.7 million, based on the registrant’s closing sales price of $14.00 as reported on the Over-the Counter Bulletin Board on June 29, 2007. There were 3,513,174 shares of the registrant’s common stock outstanding as of March 14, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Annual Report to Shareholders for the Year Ended December 31, 2007	Part II

Proxy Statement for the Annual Meeting of Shareholders to be held June 19, 2008	Part III

PART I

ITEM 1. BUSINESS

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

General

The Company was incorporated under the laws of the State of South Carolina on April 12, 2001 to be the holding company for First Reliance Bank (the “Bank”), and acquired all of the shares of the Bank on April 1, 2002 in a statutory share exchange. The Bank, a South Carolina banking corporation, is the Company’s only subsidiary, and the Company conducts no business other than through its ownership of the Bank. The Company has no indirect subsidiaries or special purpose entities. The Bank commenced operations in August 1999 and currently operates out of its main office, 4 branch offices, and three loan production offices. The Bank serves the Florence, Lexington, Charleston, Greenville, Myrtle Beach, and Rock Hill areas in South Carolina as an independent, community-oriented commercial bank emphasizing high-quality, responsive and personalized service. The Bank provides a broad range of consumer and commercial banking services, concentrating on individuals and small and medium-sized businesses desiring a high level of personalized services. The Bank continues to focus on its Easy To Do Business With(TM) standard of banking by offering products and services including: Totally FREE Checking, Totally FREE Business Checking, FREE Coin Machines, a 5 Way Mortgage Service Promise, a Nationwide NO FEE ATM Network, and 8-8 Extended Hours in their Florence, Lexington, and Mt. Pleasant locations.

Marketing Focus

The Bank advertises aggressively, using popular forms of media and direct mail, to target market segments and emphasizes the Bank’s substantial local ownership, community bank nature, locally oriented operations and ability to provide prompt, knowledgeable and personalized service.

Location and Service Area

The executive or main office facilities of the Company and the Bank are located at 2170 W. Palmetto Street, Florence, South Carolina 29501. The Bank also has branches located at 411 Second Loop Road, Florence, South Carolina, 709 North Lake Drive, Lexington, South Carolina, 800 South Shelmore Blvd., Mount Pleasant, South Carolina and 51 Cumberland Street, Suite 101, Charleston, South Carolina.  The Bank’s primary market areas are the cities of Florence, Lexington, Charleston, Myrtle Beach, Rock Hill, Greenville and the surrounding areas.

According to the South Carolina Department of Commerce, in 2000, Florence County had an estimated population of 125,761. Florence County, which covers approximately 805 square miles, is located in the eastern portion of South Carolina and is bordered by Darlington, Marlboro, Dillon, Williamsburg, Marion, Clarendon, Sumter and Lee Counties. Florence County has a number of large employers, including, Wellman, Inc., Honda, Nan Ya Plastics, ESAB, McLeod Regional Medical Center, and Carolinas Medical Center. The principal components of the economy of Florence County are the wholesale and retail trade sector, the manufacturing sector, the services sector and the financial, insurance and real estate sector.

First Reliance Bank opened a branch office at 709 North Lake Drive, Lexington, South Carolina in 2004.  Lexington County had an estimated population in 2003 of 226,528.  The primary market area is the City of Lexington and the surrounding areas of Lexington County, South Carolina.  Lexington County is centrally located in the Midlands of South Carolina just outside the capital city in Columbia and is bordered by Richland, Newberry, Saluda, Aiken, Orangeburg and Calhoun Counties.  Lexington County has a number of large employers, including, Westinghouse Electric Corporation, Michelin North America, Winnsboro Assembly Opera, Amick Farms, Inc., and Bose Corporation.  Lexington County is a major transportation crossroads for the Midlands with I-26, I-77 and I-20 bordering or running through the county.  The Columbia Metropolitan Airport is located in Lexington County, just 10 miles from the town of Lexington, and is the Southeastern hub for United Parcel Service.  The principal components of the economy of Lexington County are the wholesale and retail trade sector, the manufacturing sector, the government sector, the services sector and the financial, insurance and real estate sector.

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

First Reliance Bank opened a loan production office in Greenville, SC. Greenville has a population of 407,383 according to the 2000 census. Greenville is the most populated region in South Carolina and is home to Michelin, BMW, General Electric, Robert Bosch, Lockheed Martin, and Bowater.

First Reliance Bank opened a loan production office in Myrtle Beach, South Carolina. Myrtle Beach is located in Horry County which had an estimated population of 210,757 in 2004. Myrtle Beach’s largest manufacturing employers are AVX Corporation, Sun Publishing Company, and Precision Southeast, Inc.

First Reliance Bank opened a loan production office in Rock Hill, SC. Rock Hill is the largest city in York County, SC, and a satellite city of Charlotte, NC. According to 2006 estimates the population was 61,620 making it the fourth largest city in South Carolina. The city is included in the Charlotte-Gastonia-Concord metropolitan statistical which has a population of 1,521,278 according to the 2005 estimate by the U.S. Census Bureau.

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

The Bank continues to focus on its Easy To Do Business With(TM) standard of banking by continuously introducing new innovative products and services all with the goal of providing our customers a convenient and first class banking experience. To allow our customers immediate access to their deposits, the Bank introduced Same Day Banking in 2007, extending the cutoff time for transactions until 8:00pm Monday through Friday. The Bank also added Easy Link Remote Deposit Capture to its suite of convenient products and services, making it quick and easy for our business customers to make their deposits from their place of business. In addition, the Bank announced that we will now remain open on six traditional bank holidays in 2008.

First Reliance, has been recognized for its success including being named to The Top 25 Fastest Growing Companies(TM) in South Carolina four times. For the past two consecutive years, we have been named One of the Best Places to Work in SC(TM).

The Bank seeks to promote continuous long-term relationships. Because management of the Bank is located in Florence, Lexington, Charleston, Greenville, Rock Hill, and Myrtle Beach, South Carolina, all credit and related decisions are made locally, which facilitates prompt responses by persons familiar with the borrower’s local business environment.

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

As of December 31, 2007, the classification of the commercial loans of the Bank and the respective percentage of the Bank’s total loan portfolio of each are as follows:

Description	Total Outstanding as of December 31, 2007	Percentage of Total Loan Portfolio
Loans to finance agricultural production and other farm loans	$-	-%

Commercial and industrial loans	$67,772	14%

Commercial loans involve significant risk because there is generally a small market available for an asset held as collateral that needs to be liquidated. Commercial loans for working capital needs are typically difficult to monitor.

As of December 31, 2007, the classification of the consumer loans of the Bank and the respective percentage of the Bank’s total loan portfolio of each are as follows:
	Total Outstanding	Percentage of
Description	as of December 31, 2007	Total Loan Portfolio
Individuals (household, personal, single pay, installment and other)	$10,362	2%
Individuals (household, family, personal
credit cards and overdraft protection)	$1,035	1%
All other consumer loans	$7,774	1%

The risks associated with consumer lending are largely related to economic conditions and increase during economic downturns. Other major risk factors relating to consumer loans include high debt to income ratios and poor loan-to-value ratios. All of the consumer loans set forth above require a debt service income ratio of no greater than 36% based on gross income.

The Bank’s lending activities are subject to a variety of lending limits imposed by federal law. Under South Carolina law, loans by the Bank to a single customer may not exceed 10% of the Bank’s unimpaired capital, except that by two-thirds vote of the directors of the Bank such limit may be increased to 15% of the Bank’s unimpaired capital. The Bank’s Board of Directors has approved that increase in its lending limit. Based on the Bank’s unimpaired capital as of December 31, 2007, the Bank’s lending limit to a single customer is approximately $8.0 million. Even with the increase, the size of the loans that the Bank is able to offer to potential customers is less than the size of the loans that the Bank’s competitors with larger lending limits are able to offer. This limit affects the ability of the Bank to seek relationships with the area’s larger businesses. However, the Bank may request other banks to participate in loans to customers when requested loan amounts exceed the Bank’s legal lending limit.

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

As of December 31, 2007, the classification of the mortgage loans of the Bank and the respective percentage of the Bank’s total loan portfolio of each are as follows:

Description	Total Amount as of December 31, 2007	Percentage of Total Loan Portfolio
Secured by non-farm, non-residential properties	$189,265	39%
Construction and land development	$65,432	13%
Farmland (including farm residential and other improvements)	$6,727	1%
Revolving, open end loans secured by1-4 family extended under line of credit	$39,504	8%
All other loans secured by 1-4 family residential (1st lien)	$85,861	18%
All other loans secured by 1-4 family residential (junior lien)	$4,611	1%
Secured by multi-family (5 or more) residential properties - condos and apartments	$9,823	2%

Of the loan types listed above, commercial real estate loans are generally more risky because they are the most difficult to liquidate. Construction loans also involve risks due to weather delays and cost overruns.

The Bank generates additional fee income by selling most of its mortgage loans in the secondary market and cross-selling other products and services to its mortgage customers. In 2007, the Bank sold mortgage loans in a total amount of approximately $146,067,873 or 56% of the total number of mortgage loans originated by the Bank.

The Bank does not originate or hold subprime residential mortgage loans which were originally intended for sale on the secondary mortgage market.

All FHA, VA and State Housing loans sold by the Bank involve the right to recourse. The FHA and VA loans are subject to recourse if the loan shows 60 days or more past due in the first 4 months or goes in to foreclosure within the first 12 months. The State Housing loans are subject to recourse if the loan becomes delinquent prior to purchase by State Housing or if final documentation is not delivered within 90 days of purchase. All investors have a right to require the Bank to repurchase a loan in the event the loan involved fraud. In 2007, of the 980 loans sold by the Bank, 19 were FHA or VA loans and 43 were State Housing loans. Such loans represented .46% of the dollar volume or 6.3% of the total number of loans sold by the Bank in 2007.

In addition, an increase in interest rates may decrease the demand for consumer and commercial credit, including real estate loans. Net fees from residential mortgage originations were $1.8 million, or 4.23%, of our gross revenue in 2007. We expect to originate more real estate loans in 2008 with the addition of more mortgage originators. Accordingly, a period of rising interest rates could negatively affect our residential mortgage origination business.

Other Banking Services. First Reliance Bank focuses heavily on personal customer service and offers a full range of financial services. Personal products include Totally FREE Checking, and savings accounts, money market accounts, CDs and IRAs, and personal mortgage loans, while business products include Totally FREE Business checking and savings accounts, commercial lending services, money market accounts, and business deposit courier service. In September 2004, the Company began offering Wholesale Mortgage Services and Title Insurance Services. In December 2004, the Company began offering business customers a courier service. The Company also provides Internet banking, electronic bill paying services, free ATMs, free coin machines at all branches, and an overdraft privilege to its customers. The Company’s stock is traded on the OTC Bulletin Board under the symbol “FSRL”. Information about the Company is available on our website at http://firstreliance.com.

2007 was a year of growth and expansion. Focusing on our Easy To Do Business With  standard of banking, we introduced new innovative products and increased our locations, all with the goal of providing our customers a convenient and first class banking experience.”

Much of our loan and deposit growth can be attributed to these new innovative and competitive products. To allow our customers immediate access to their deposits, we introduced Same Day Banking, extending the cutoff time for transactions until 8pm Monday through Friday. We also added Remote Deposit Capture to our suite of convenient products and services, making it quick and easy for our business customers to make their deposits from their place of business. In addition, we announced that we will now remain open on 6 traditional bank holidays in 2008.

In line with our Easy to Do Business With standard, our 2007 expansion efforts included a new regional headquarters in Lexington, a full service branch in Mount Pleasant, and loan production offices in Rock Hill, Greenville, and Myrtle Beach. Our expansion efforts proved successful as we have seen a record number of new accounts and a strong growth in services per household.

We believe that the quality of our work environment has a direct impact on our customers’ experience. Providing a great place to work, allows us to recruit and retain high performing associates. For the past two consecutive years, we have been named One of the Best Places to Work in SC. A positive and high quality work environment along with our Easy to Do Business With standard of banking has earned us a customer satisfaction rating of 94.7%.

First Reliance’s strong balance sheet growth led it to be recognized as one of South Carolina’s Top 25 Fastest Growing Companies™ by Elliott Davis, LLC, in association with the SC Chamber of Commerce. The most recent award is the fourth time First Reliance has received this distinction, and it is the only SC bank to receive this honor this many times.

Investments. In addition to its loan operations, the Bank makes other investments primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States and other taxable securities. The Bank also invests in certificates of deposits in other financial institutions. The amount invested in such time deposits, as viewed on an institution by institution basis, does not exceed $100,000. Therefore, the amounts invested in certificates of deposit are fully insured by the FDIC. No investment held by the Bank exceeds any applicable limitation imposed by law or regulation. Our Finance Committee reviews the investment portfolio on an ongoing basis to ascertain investment profitability and to verify compliance with the Bank’s investment policies.

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

As of June 30, 2006, 30 banks and five savings institutions operated 236 offices within Charleston, Florence and Lexington Counties. All of these institutions aggressively compete for business in the Bank’s market area. Some of these competitors have been in business for many years have established customer bases, are larger than the Bank, have substantially higher lending limits than the Bank has and are able to offer certain services, including trust and international banking services, that the Bank is able to offer only through correspondents, if at all.

The Bank currently conducts business principally through its five branches in Charleston, Florence and Lexington Counties, South Carolina. Based upon data available on the FDIC website as of June 30, 2007, the Bank’s total deposits ranked 8th among financial institutions in our market area, representing approximately 3.6% of the total deposits in our market area. The table below shows our deposit market share in the counties we serve according to data from the FDIC website as of June 30, 2007.

Market	Number of Branches	Our Market Deposits	Total Market Deposits	Ranking	Market Share Percentage (%)
	(Dollar amounts in millions)
South Carolina
Charleston County	2	$68	$7,108	14	1.0%
Florence County	2	273	2,097	3	13.0
Lexington County	1	84	2,582	7	3.3
First Reliance Bank	5	$426	$11,787	8	3.6%

The Bank competes based on providing its customers with high-quality, prompt and knowledgeable personalized service at competitive rates, which is a combination that the Bank believes customers generally find lacking at larger institutions. The Bank offers a wide variety of financial products and services at fees that it believes are competitive with other financial institutions.

Employees

On December 31, 2007, the Bank had 141 full-time employees and 23 part-time employees. The executive officers of the Company are the only officers of the Company, but they receive no compensation from the Company. The Company has no employees.

Supervision and Regulation

Both the Company and the Bank are subject to extensive state and federal banking regulations that impose restrictions on and provide for general regulatory oversight of their operations. These laws generally are intended to protect depositors and not shareholders. Legislation and regulations authorized by legislation influence, among other things:

•	how, when and where we may expand geographically;

•	into what product or service market we may enter;

•	how we must manage our assets; and

•	under what circumstances money may or must flow between the parent bank holding company and the subsidiary bank.

Set forth below is an explanation of the major pieces of legislation affecting our industry and how that legislation affects our actions. The following summary is qualified by reference to the statutory and regulatory provisions discussed. Changes in applicable laws or regulations may have a material effect on our business and prospects, and legislative changes and the policies of various regulatory authorities may significantly affect our operations. We cannot predict the effect that fiscal or monetary policies, or new federal or state legislation may have on our business and earnings in the future.

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

Permitted Activities.  The Bank Holding Company Act has generally prohibited a bank holding company from engaging in activities other than banking or managing or controlling banks or other permissible subsidiaries and from acquiring or retaining direct or indirect control of any company engaged in any activities other than those determined by the Federal Reserve to be closely related to banking or managing or controlling banks as to be a proper incident thereto.  Provisions of the Gramm-Leach-Bliley Act have expanded the permissible activities of a bank holding company that qualifies as a financial holding company.  Under the regulations implementing the Gramm-Leach-Bliley Act, a financial holding company may engage in additional activities that are financial in nature or incidental or complementary to financial activity. Those activities include, among other activities, certain insurance and securities activities.

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

FDIC Insurance Assessments. The FDIC has adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The system assesses higher rates on those institutions that pose greater risks to the Deposit Insurance Fund (the “DIF”). The FDIC places each institution in one of four risk categories using a two-step process based first on capital ratios (the capital group assignment) and then on other relevant information (the supervisory group assignment). Within the lower risk category, Risk Category I, rates will vary based on each institution’s CAMELS component ratings, certain financial ratios, and long-term debt issuer ratings.

Capital group assignments are made quarterly and an institution is assigned to one of three capital categories: (1) well capitalized; (2) adequately capitalized; and (3) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the “undercapitalized” category including institutions that are undercapitalized, significantly undercapitalized and critically undercapitalized for prompt corrective action purposes. The FDIC also assigns an institution to one of three supervisory subgroups based on a supervisory evaluation that the institution’s primary federal banking regulator provides to the FDIC and information that the FDIC determines to be relevant to the institution’s financial condition and the risk posed to the deposit insurance funds. Assessments range from 5 to 43 cents per $100 of deposits, depending on the institution’s capital group and supervisory subgroup. Institutions that are well capitalized will be charged a rate between 5 and 7 cents per $100 of deposits.

The FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.

Community Reinvestment Act. The Bank is subject to evaluation by the FDIC under the Community Reinvestment Act of 1977 (“CRA”). The Bank is evaluated under guidelines established for “small banks.” These guidelines call for an evaluation of an institution’s performance in meeting the credit needs of its entire community, including low- and moderate-income areas, consistent with the safe and sound operation of the institution. The relevant factors under these “small bank” guidelines include the bank’s loan-to-deposit ratio within its community, the bank’s percentage of loans and other lending activities within its community, the bank’s record of lending to and engaging in other lending-related activities for borrowers of different income levels and businesses and farms of different sizes, the geographic distribution of the bank’s loans and the bank's record of acting, if warranted, in response to written complaints about its performance in helping to meet credit needs in its community. The FDIC takes a bank’s CRA performance into account in considering applications for approval of deposit insurance, establishment or relocation of branches and business combinations. Accordingly, failure to adequately meet these criteria could impose additional requirements and limitations on the Bank. Since our aggregate assets are not more than $250 million, under the Gramm-Leach-Bliley Act, we are generally subject to a Community Reinvestment Act examination only once every 60 months if we receive an “outstanding” rating, once every 48 months if we receive a “satisfactory” rating and as needed if our rating is “less than satisfactory.” Additionally, we must publicly disclose the terms of various Community Reinvestment Act-related agreements.

Allowance for Loan and Lease Losses. The Allowance for Loan and Lease Losses (the “ALLL”) represents one of the most significant estimates in the Bank’s financial statements and regulatory reports. Because of its significance, the Bank has developed a system by which it develops, maintains and documents a comprehensive, systematic and consistently applied process for determining the amounts of the ALLL and the provision for loan and lease losses. The Interagency Policy Statement on the Allowance for Loan and Lease Losses, issued on December 13, 2006, encourages all banks to ensure controls are in place to consistently determine the ALLL in accordance with GAAP, the bank’s stated policies and procedures, management’s best judgment and relevant supervisory guidance. Consistent with supervisory guidance, the Bank maintains a prudent and conservative, but not excessive, ALLL, that is at a level that is appropriate to cover estimated credit losses on individually evaluated loans determined to be impaired as well as estimated credit losses inherent in the remainder of the loan and lease portfolio. The Bank’s estimate of credit losses reflects consideration of all significant factors that affect the collectibility of the portfolio as of the evaluation date. See “Management’s Discussion and Analysis - Accounting and Financial Reporting Issues.”

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

•
Soldiers’ and Sailors’ Civil Relief Act of 1940, as amended by the Service members Civil Relief Act, governing the repayment terms of, and property rights underlying, secured obligations of persons currently on active duty with the United States military;

•
Talent Amendment in the 2007 Defense Authorization Act, establishing a 36% annual percentage rate ceiling, which includes a variety of charges including late fees, for consumer loans to military service members and their dependents; and

•	rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

The Bank’s deposit operations are subject to federal laws applicable to depository accounts , such as the:

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

The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. Total capital consists of two components, Tier 1 Capital and Tier 2 Capital. Tier 1 Capital generally consists of common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and other specified intangible assets. Tier 1 Capital must equal at least 4% of risk-weighted assets. Tier 2 Capital generally consists of subordinated debt, other preferred stock, and a limited amount of loan loss reserves. The total amount of Tier 2 Capital is limited to 100% of Tier 1 Capital. At December 31, 2007, our ratio of total capital to risk-weighted assets was 10.29% and our ratio of Tier 1 Capital to risk-weighted assets was 9.26%.

In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve’s risk-based capital measure for market risk. All other bank holding companies generally are required to maintain a leverage ratio of at least 4%. At December 31, 2007, our leverage ratio was 9.46%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without reliance on intangible assets. The Federal Reserve considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities.

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

Selected Statistical Information

The selected statistical information required by Item 1 is included in the Company’s 2007 Annual Report to Shareholders, which is Exhibit 13.1 to this Report, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and is incorporated herein by reference.

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

We could sustain losses if borrowers, guarantors and related parties fail to perform in accordance with the terms of their loans. We have adopted underwriting and credit monitoring procedures and credit policies, including the establishment and review of the allowance for credit losses, which we believe are appropriate to minimize this risk by assessing the likelihood of nonperformance, tracking loan performance and diversifying our credit portfolio. These policies and procedures, however, may not prevent unexpected losses that could materially adversely affect our results of operations.

We are subject to the local economies in Charleston, Florence and Lexington Counties, South Carolina.

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

In addition to considering the financial strength and cash flow characteristics of borrowers, we often secure loans with real estate collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. The market value of the real estate securing our loans as collateral has been adversely affected by the slowing economy and unfavorable changes in economic conditions in our market areas and could be further adversely affected in the future.

As of December 31, 2007, more than 80% of our loans receivable were secured by real estate. Any sustained period of increased payment delinquencies, foreclosures or losses caused by the adverse market and economic conditions, including the downturn in the real estate market, in our markets will adversely affect the value of our assets, revenues, results of operations and financial condition. Currently, we are experiencing such an economic downturn, and if it continues, our operations could be further adversely affected.

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

As a financial institution, our earnings are significantly dependent upon our net interest income, which is the difference between the interest income that we earn on interest-earning assets, such as investment securities and loans, and the interest expense that we pay on interest-bearing liabilities, such as deposits and borrowings. Therefore, any change in general market interest rates, including changes resulting from changes in the Federal Reserve’s fiscal and monetary policies, affects us more than nonfinancial institutions and can have a significant effect on our net interest income and total income. Our assets and liabilities may react differently to changes in overall market rates or conditions because there may be mismatches between the repricing or maturity characteristics of the assets and liabilities. As a result, an increase or decrease in market interest rates could have material adverse effects on our net interest margin and results of operations.

In response to the dramatic deterioration of the subprime, mortgage, credit and liquidity markets, the Federal Reserve recently has taken action on six occasions to reduce interest rates by a total of 300 basis points since September 2007, which likely will reduce our net interest income during the first half of 2008 and the foreseeable future. Any reduction in our net interest income will negatively affect our business, financial condition, liquidity, operating results, cash flows and/or the price of our securities. Additionally, in 2008, we expect to have continued margin pressure given these interest rate reductions, along with elevated levels of non-performing assets.

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

Our ability to pay dividends is limited and we may be unable to pay future dividends.

We make no assurances that we will pay any dividends in the future. Any future determination relating to dividend policy will be made at the discretion of our Board of Directors and will depend on a number of factors, including our future earnings, capital requirements, financial condition, future prospects, regulatory restrictions and other factors that our Board of Directors may deem relevant.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2. PROPERTIES

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

On June 17, 2004, the Bank opened a temporary branch at 709 North Lake Drive in Lexington, South Carolina.  On July 1, 2008, the bank subsequently moved into its permanent branch facility at 801 N. Lake Drive in Lexington, South Carolina. The Lexington branch facility, which is owned by the Bank, is located on approximately two acres of land and contains approximately 13,000 square feet.

On March 15, 2005, the Bank opened a branch at 51 State Street, Charleston, South Carolina. This property is leased. On August 8, 2005, the bank changed the street address of this location to 25 Cumberland Street, Charleston, South Carolina because of a change in the primary entrance to the branch.

On March 24, 2005, the Bank leased approximately five acres at 2211 West Palmetto Street in Florence, South Carolina for development of a future headquarters location.

On October 3, 2005, the Bank opened a temporary branch at 800 South Shelmore Blvd., Mount Pleasant, South Carolina. The land is owned by the Bank. On August 1, 2007 , the bank moved into its permanent branch facility at 800 South Shelmore Blvd., Mount Pleasant, South Carolina. The Mount Pleasant branch facility is located on approximately one acre of land and contains approximately 6,500 square feet.

On December 15, 2005, the Bank purchased approximately 1.72 acres at 2031 Sam Rittenberg Blvd., Charleston, South Carolina for future branch expansion

On February 09, 2006, the Bank purchased approximately 0.75 acres at 2148 West Palmetto Street, Florence, South Carolina for a future training facility. On April 1, 2007, the Bank opened its Learning Center which contains approximately 6,000 square feet.

On January 18, 2007, the Bank opened a loan production office at 1154_B Haywood Road, Greenville, SC. The property is leased.

On January 22, 2007, the Bank opened a loan production office at 1033 Bayshore Drive, Rock Hill, SC. This property is leased.

On April 16, 2007, the Bank opened a loan production office at 1125 48th Avenue North, 3rd Floor, Myrtle Beach, SC. This is a temporary location that is now being leased. On August 17, 2007, the bank purchased property at 44th Business Park, Lots 1, 2 & 3, North Myrtle Beach, SC, which will be the permanent location of this office.

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

ITEM 6. SELECTED FINANCIAL DATA

Pursuant to the revised disclosure requirements for smaller reporting companies effective February 4, 2008, no disclosure under this Item is required.

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

ITEM 7A. QUANTITATIVE AND QUALITIATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to the revised disclosure requirements for smaller reporting companies effective February 4, 2008, no disclosure under this Item is required.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements are included in the Company’s 2007 Annual Report to Shareholders, and are incorporated herein by reference:

Management’s Report on Internal Control Over Financial Reporting

•	Report of Independent Registered Public Accounting Firm

•	Financial Statements:

1.	Consolidated Balance Sheets dated as of December 31, 2007 and 2006.

2.	Consolidated Statements of Income for the Years Ended December 31, 2007, 2006 and 2005.

3.	Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income for the Years Ended December 31, 2007, 2006 and 2005.

4.	Consolidated Statements of Cash Flows for the Years Ended December 31, 2006, 2005 and 2004.

5.	Notes to Consolidated Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable

ITEM 9A(T). CONTROLS AND PROCEDURES

Disclosure Controls

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is a process designed to provide reasonable assurance that assets are safeguarded against loss from unauthorized use or disposition, transactions are executed in accordance with appropriate management authorization and accounting records are reliable for the preparation of financial statements in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.

Based on this assessment, management believes that First Reliance Bancshares, Inc. maintained effective internal control over financial reporting as of December 31, 2007.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes to Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The Company has adopted a Code of Ethics that applies to its principal executive, financial and accounting officers. The Code of Ethics has been posted to the Company’s website at www.firstreliance.com. A copy may also be obtained, without charge, upon written request addressed to First Reliance Bancshares, Inc., 2170 W. Palmetto Street, , Florence, South Carolina 29501, Attention: Corporate Secretary. The request may be delivered by letter to the address set forth above or by fax to the attention of the Company’s Corporate Secretary at 843-656-3045.

The remaining information for this Item is included in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on June 19, 2008, under the headings “Proposal: Election of Directors”, “Security Ownership of Certain Beneficial Owners and Management,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” and are incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The responses to this Item are included in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on June 19, 2008, under the headings “Proposal: Election of Directors - Director Compensation” and “Executive Compensation” and are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information regarding compensation plans under which equity securities of the Company are authorized for issuance. All data is presented as of December 31, 2007.

Equity Compensation Plan Table

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	270,747	8.25	0

Equity compensation plans not approved by security holders	102,081	14.59	238,265

Total	372,828	$9.98	238,265

The equity compensation plans not approved by our shareholders include non-qualified option grants to four employees of the Company to purchase a total of 8,100 shares of the Company’s common stock. All of the non-qualified option grants are fully vested as of December 31, 2007. The table below breaks down the exercise prices of the non-qualified options that have been granted by the Company.

Price	Number of Options
$9.32	2,800
$11.00 $13.50	5,000 300

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

The additional responses to this Item are included in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on June 19, 2008, under the heading “Security Ownership of Certain Beneficial Owners and Management” and are incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The responses to this Item are included in the Company’s Proxy Statement for the Annual Meeting of Shareholders held on June 19, 2008, under the headings “Related Party Transactions” and “Proposal: Election of Directors - Director Independence” and are incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The responses to this Item are included in the Company Proxy Statement for the Annual Meeting of Shareholders to be held on June 19, 2008, under the heading “Audit Committee Matters - Independent Registered Public Accounting Firm” and are incorporated herein by reference.

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

Date: March 31, 2008

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

Signature	Title	Date

/s/ F. R. Saunders, Jr.	Director, President and Chief Executive Officer	March 31, 2008
F. R. Saunders, Jr.	(Principal Executive Officer)

/s/ Paul C. Saunders	Director	March 31, 2008
Paul C. Saunders

/s/ A. Dale Porter	Director	March 31, 2008
A. Dale Porter

/s/ Leonard A. Hoogenboom	Chairman of the Board	March 31, 2008
Leonard A. Hoogenboom

/s/ John M. Jebaily	Director	March 31, 2008
John M. Jebaily

Signature	Title	Date

/s/ Andrew G. Kampiziones	Director	March 31, 2008
Andrew G. Kampiziones

/s/ C. Dale Lusk	Director	March 31, 2008
C. Dale Lusk

/s/ J. Munford Scott	Director	March 31, 2008
J. Munford Scott

/s/ T. Daniel Turner	Director	March 31, 2008
T. Daniel Turner

/s/ A. Joe Willis	Director	March 31, 2008
A. Joe Willis

/s/ Jeffrey A. Paolucci	Director	March 31, 2008
Jeffrey A. Paolucci	Director, Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2008

EXHIBIT INDEX

Exhibit Number	Description
3.1	Articles of Incorporation of First Reliance Bancshares, Inc. [1]

3.2	Bylaws of First Reliance Bancshares, Inc. [1][2]

4.1	See Articles of Incorporation at Exhibit 3.1 hereto and Bylaws at Exhibit 3.2 hereto.

4.2	Indenture between the Registrant and the Trustee. [3]

4.3	Guarantee Agreement. [3]

4.4	Amended and Restated Declaration. [3]

10.1*	1999 First Reliance Bank Employee Stock Option Plan. [4]

10.2*	Amendment No. 1 to the 1999 First Reliance Bank Employee Stock Option Plan. [4]

10.3*	Amendment No. 2 to the 1999 First Reliance Bank Employee Stock Option Plan. [5]

10.4*	First Reliance Bancshares, Inc. 2003 Stock Incentive Plan. [6]

10.5*	First Reliance Bancshares, Inc. 2006 Equity Incentive Plan. [7]

10.6	Lease Agreement between SP Financial, LLC and First Reliance Bank. [7]

10.7*	Employment Agreement with F. R. Saunders, Jr., dated November 24, 2006. [8]

10.8*	Salary Continuation Agreement with F. R. Saunders, Jr., dated November 24, 2006. [8]

10.9*	Endorsement Split Dollar Agreement with F. R. Saunders, Jr., dated November 24, 2006. [8]

10.10*	Amended Supplemental Life Insurance Agreement with F. R. Saunders, Jr., dated December 28, 2007. [9]

10.11*	Employment Agreement with Jeffrey A. Paolucci, dated November 24, 2006. [8]

10.12*	Salary Continuation Agreement with Jeffrey A. Paolucci, dated November 24, 2006. [8]

10.13*	Endorsement Split Dollar Agreement with Jeffrey A. Paolucci, dated November 24, 2006. [8]

10.14*	Employment Agreement with Paul Saunders, dated November 24, 2006. [8]

10.15*	Salary Continuation Agreement with Paul Saunders, dated November 24, 2006. [8]

10.16*	Endorsement Split Dollar Agreement with Paul Saunders, dated November 24, 2006. [8]

10.17*	Form of Director Retirement Agreement, with Schedule. [8]

10.18*	Amended and Restated Employment Agreement with Dale Porter. [8]

10.19*	Employment Agreement with Thomas C. Ewart, Sr. [6]

13.1
First Reliance Bancshares, Inc. 2007 Annual Report to Shareholders. Except with respect to those portions specifically incorporated by reference into this Report, the Company’s 2007 Annual Report to Shareholders is not deemed to be filed as part of this Report.

21.1	Subsidiaries of First Reliance Bancshares, Inc. [7]

23.1	Consent of Elliot Davis, LLC.

24.1	Power of Attorney (appears on the signature page to this Annual Report on Form 10-K.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a).

32.1	Certification of Chief Executive and Financial Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Indicates management contract or compensatory plan or arrangement.

[1]	Incorporated by reference to Quarterly Report on Form 10-QSB, for the quarter ended September 30, 2007.

[2]	Incorporated by reference to Current Report on Form 8-K, dated April 1, 2002.

[3]	Incorporated by reference to Current Report on Form 8-K, dated July 1, 2005.

[4]	Incorporated by reference to Quarterly Report on Form 10-QSB, for the quarter ended March 31, 2002.

[5]	Incorporated by reference to Quarterly Report on Form 10-QSB, for the quarter ended June 30, 2002.

[6]	Incorporated by reference to Annual Report on Form 10-KSB for the year ended December 31, 2003.

[7]	Incorporated by reference to Annual Report on Form 10-KSB for the year ended December 31, 2005.

[8]	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2006.

[9]	Incorporated by reference to Current Report on Form 8-K, dated December 28, 2007.

FIRST RELIANCE BANCSHARES, INC. AND SUBSIDIARY

Table of Contents

Page

Selected Financial Data	2

Management’s Discussion and Analysis	3-22

Management's Annual Report on Internal Control Over Financial Reporting	23

Report of Independent Registered Public Accounting Firm	24

Consolidated Balance Sheets	25

Consolidated Statements of Income	26

Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income	27

Consolidated Statements of Cash Flows	28

Notes to Consolidated Financial Statements	29-54

Corporate Data	55-57

FIRST RELIANCE BANCSHARES, INC. AND SUBSIDIARY

Selected Financial Data

The following selected financial data is derived from the consolidated financial statements and other data of First Reliance Bancshares, Inc. and Subsidiary (the Company). The selected financial data should be read in conjunction with the consolidated financial statements of the Company, including the accompanying notes, included elsewhere herein.

	2007	2006	2005	2004	2003
(Dollars in thousands, except per share)
Income Statement Data:
Interest income	$37,540	$31,717	$23,131	$13,291	$8,499
Interest expense	18,433	14,214	8,979	4,061	2,460
Net interest income	19,107	17,503	14,152	9,230	6,039
Provision for loan losses	1,643	1,393	1,811	1,362	792
Net interest income after provision for loan losses	17,464	16,110	12,341	7,868	5,247
Noninterest income	5,302	4,591	2,871	2,380	2,138
Noninterest expense	18,961	16,272	12,475	8,338	5,966
Income before income taxes	3,805	4,429	2,737	1,910	1,419
Income tax expense	1,245	1,183	789	571	403
Net income	$2,560	$3,246	$1,948	$1,339	$1,016

Balance Sheet Data:
Assets	$591,704	$456,211	$403,038	$284,971	$180,364
Earning assets	550,559	412,687	381,158	271,020	169,205
Securities available for sale(1)	58,580	35,931	37,121	28,568	27,689
Loans (2)	487,739	360,123	319,539	239,695	140,361
Allowance for loan losses	5,271	4,002	3,419	2,758	1,752
Deposits	449,498	372,938	334,437	225,494	139,415
Shareholders’ equity	37,028	34,093	29,651	27,359	17,703

Per-Share Data:
Basic earnings	$0.74	$0.96	$.60	$0.52	$0.48
Diluted earnings	0.72	0.91	.57	0.48	0.46
Book value (period end)	10.60	9.95	8.97	8.54	7.18

Performance Ratios:
Return on average assets	0.52%	0.75%	0.54%	0.59%	0.70%
Return on average equity	7.16	10.19	6.82	7.04	7.07
Net interest margin (3)	4.20	4.42	4.20	4.41	4.53
Efficiency (4)	77.69	73.65	73.28	71.82	72.99

Capital and Liquidity Ratios:
Average equity to average assets	7.15%	7.39%	7.96%	8.43%	9.93%
Leverage (4.00% required minimum)	10.07	9.90	10.02	10.11	10.30
Risk-based capital
Tier 1	9.85	11.42	12.02	11.36	12.60
Total	10.88	12.45	13.05	12.52	13.85
Average loans to average deposits	99.37	96.86	102.07	101.16	94.43

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

General

First Reliance Bank (the Bank) is a state-chartered bank headquartered in Florence, South Carolina. The Bank opened for business on August 16, 1999. The principal business activity of the Bank is to provide banking services to domestic markets, principally in Florence County, Lexington County, Charleston County, and Greenville County, South Carolina. The deposits of the Bank are insured by the Federal Deposit Insurance Corporation.

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

During the second quarter of 2004, the Bank opened its third branch in Lexington, South Carolina. On March 15, 2005, the Bank opened its fourth branch in Charleston, South Carolina located at 51 State Street. The Bank also opened its fifth branch in Mount Pleasant, South Carolina located at 800 South Shelmore Blvd on October 3, 2005. The Bank also has loan production offices in Greenville, Rock Hill, and Myrtle Beach.

FIRST RELIANCE BANCSHARES, INC. AND SUBSIDIARY

Management’s Discussion and Analysis
of Financial Condition and Results of Operations

General - continued

On June 30, 2005 the Company formed First Reliance Capital Trust I (the “Trust”) for the purpose of issuing trust preferred securities, which enable the Company to obtain Tier 1 capital on a consolidated basis for regulatory purposes. On July 1, 2005, the Company closed a private offering of $10,000,000 of floating rate preferred securities offered and sold by the Trust. The proceeds from such issuance, together with the proceeds from a related issuance of common securities of the Trust purchased by the Company in the amount of $310,000, were invested by the Trust in floating rate Junior Subordinated Notes issued by the Company (the “Notes”) totaling $10.3 million. The Notes are due and payable on November 23, 2035 and may be redeemed by the Company after five years, and sooner in certain specific events, including in the event that certain circumstances render the Notes ineligible for treatment as Tier 1 capital, subject to prior approval by the Federal Reserve Board, if then required. The Notes presently qualify as Tier 1 capital for regulatory reporting. The sole assets of the Trust are the Notes. The Company owns 100% of the common securities of the Trust. The Notes are unsecured and rank junior to all senior debt of the Company. For the quarter ended December 31, 2007, the floating rate preferred securities and the Notes had an annual interest rate of 5.93%. This interest rate is fixed until August 23, 2010, when the interest rate will adjust quarterly. After August 23, 2010, the interest rate will equal three-month LIBOR plus 1.83%.

On December 28, 2007 the Company borrowed 3,000,000, which was injected into the Bank as permanent capital. The debt is unsecured and has a fixed interest rate of 6.00%, and is due and payable on December 28, 2008.

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

Our balanced growth continued during 2007, with increases in assets, loans, investment securities, deposits and shareholders’ equity. The following chart shows our growth in these areas from December 31, 2006 to December 31, 2007:

			Percent
	December 31,		Increase
(Dollars in millions)	2007	2006	(Decrease)
Total assets	$591.7	$456.2	29.70%
Loans	468.1	353.5	32.42
Investment securities	62.8	38.4	63.54
Deposits	449.5	372.9	20.54
Shareholders' equity	37.0	34.1	8.50

The additional capital increased our legal lending limit, thereby allowing us to extend larger loans to our customers. Our loan portfolio increased $114.6 million from December 31, 2006 to December 31, 2007. Our deposit base also increased in 2007 by $76.6 million from $372.9 million in 2006 to $449.5 million in 2007.

The significant increase in average earning assets had a positive impact on our results of operations for 2007. Average earning assets increased from $401.0 million in 2006 to $461.1 million in 2007. Our increased volume in deposits also increased our fees from service charges and deposit accounts by approximately $209,845 from 2006 to 2007. Gains on sales of mortgage loans were also an important source of noninterest income in 2007, increasing $271,173, or 14.26% from $1.9 million in 2006 to $2.2 million in 2007.

FIRST RELIANCE BANCSHARES, INC. AND SUBSIDIARY

Management’s Discussion and Analysis
of Financial Condition and Results of Operations

Results of Operations

Year ended December 31, 2007, compared with year ended December 31, 2006

Net interest income increased $1,604,392 or 9.17%, to $19,107,278 in 2007 from $17,502,886 in 2006. The increase in net interest income was due primarily to an increase in average earning assets. Average earning assets increased $60,051,000 or 14.97%, mainly due to continued growth in the loan portfolio. The primary components of interest income were interest on loans, including fees, of $35,325,242 and interest on taxable investment securities of $892,277. Net interest income increased $3,350,453 or 23.67%, to $17,502,886 in 2006 from $14,152,433 in 2005. The increase in net interest income was due primarily to an increase in average earning assets. Average earning assets increased $59,278,000 or 17.35%, mainly due to continued growth in the loan portfolio. The primary components of interest income were interest on loans, including fees, of $29,222,425, and interest on taxable investment securities of $1,029,560.

The Company’s net interest spread and net interest margin were 3.78% and 4.20%, respectively, in 2007, compared to 3.96% and 4.42%, respectively, in 2006. The decrease in net interest spread was primarily the result of an increase in average rates on paying liabilities which outpaced the increase in average rates on earning assets. Yields on loans, our largest category of earnings assets, increased in 2007. Overall yields on earning assets increased from 7.96% in 2006 to 8.20% in 2007. Yields on interest-bearing liabilities increased from 4.00% in 2006 to 4.42% in 2007.

The provision for loan losses was $1,643,100 in 2007 compared to $1,392,491 in 2006. The allowance for loan losses was 1.13% of total loans at December 31, 2007 and 2006. The Company continues to maintain the allowance for loan losses at a level management believes to be sufficient to cover known and inherent losses in the loan portfolio.

Noninterest income increased $711,106, or 15.49%, to $5,301,799 in 2007 from $4,590,693 in 2006. The increase is primarily attributable to gain on sale of mortgage loans and increased service charges on deposit accounts. The gain on sale of mortgage loans increased $271,173 or 14.26% to $2,173,140 for the year ended December 31, 2007 as the demand for new mortgage loans and refinancings remained strong. Service charges on deposit accounts increased $209,845, or 12.40% from 2006, to $1,901,758 for the year ended December 31, 2007. The increase in service charges on deposit accounts was attributable to an overall increase in the number of deposit accounts in 2007.

Noninterest expense increased $2,688,891, or 16.52%, to $18,961,275 in 2007 from $16,272,384 in 2006. Noninterest expenses increased in all categories as a result of our continued growth. The increase is primarily attributable to increased salaries and benefits and other operating expenses. Salaries and employee benefits increased $1,173,766, or 12.37%, to $10,661,153 in 2007 from $9,487,387 in 2006. A large portion of the increase in salaries was due to the addition of new staff to facilitate the new branch locations and growth of the Bank. Other operating expenses increased $1,178,113 from 2006 to $6,104,948 for the year ended December 31, 2007. This increase was due to the expected increases in overhead caused by the growth of the Company. The Company’s efficiency ratio was 77.69% in 2007, compared to 73.65% in 2006.

Net income was $2,559,520 in 2007, compared to $3,245,908 in 2006, and $1,947,546 in 2005. The decrease in net income can be attributed to net interest margin compression due to declining interest rate movements and our investment in branch expansion. Additionally, while mortgage income increased in 2007, we realized lower than anticipated results due to slowing economic conditions and tightening of mortgage standards within the secondary markets. In 2008, we anticipate limited asset growth as we focus on growing core deposit amounts while reducing our dependence on wholesale funding.  Additionally, we intend to focus on improving operational efficiencies with an emphasis on expense management, and leveraging our customer loyalty ratings. Return on average assets during 2007 was .52%, compared to 0.75% in 2006 and 0.54% during 2005, and return on average equity was 7.16% during 2007, compared to 10.19% during 2006.

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

Average Balances, Income and Expenses, and Rates

Year ended	2007			2006			2005
December 31,	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Assets:
Earning Assets:
Loans(1)(2)	$414,907	$35,325	8.51%	$348,709	$29,222	8.38%	$294,740	$21,237	7.21%
Securities, taxable(2)	17,967	892	4.96%	21,891	1,030	4.70	17,491	771	4.41
Securities, tax exempt(2)	18,204	1,045	5.74%	14,820	857	5.78	13,007	742	5.70
Federal funds sold	7,479	391	5.23%	13,807	687	4.98	14,462	479	3.31
Nonmarketable equity securities	2,529	152	6.01%	1,807	138	7.64	2,057	91	4.42
Total earning assets	461,086	37,805	8.20%	401,034	31,934	7.96	341,757	23,320	6.82
Cash and due from banks	8,586			7,772			5,316
Premises and equipment	18,049			11,445			7,379
Other assets	16,758			14,757			7,596
Allowance for loan losses	(4,433)			(3,764)			(3,150)
Total assets	$500,046			$431,244			$358,898
Liabilities:
Interest-bearing liabilities:
Interest-bearing transaction Accounts	$36,625	$710	1.94%	$27,084	185	0.68%	$20,067	$153	0.76%
Savings deposits	80,943	3,184	3.93%	85,887	3,243	3.78	68,499	1,877	2.74
Time deposits	254,934	12,874	5.05%	204,935	9,068	4.42	166,541	5,552	3.33
Note payable	8	-	6.00%	-	-	-	-	-	-
Junior subordinated debentures	10,310	620	6.01%	10,310	618	5.99	4,875	306	6.28
Other borrowings	33,921	1,045	3.08%	27,154	1,100	4.05	35,041	1,090	3.11
Total interest-bearing liabilities	416,74	18,433	4.42%	355,370	14,214	4.00	295,023	8,978	3.04
Demand deposits	45,038			42,100			33,652
Accrued interest and other liabilities	2,515			1,911			1,666
Shareholders’ equity	35,752			31,863			28,557
Total liabilities and shareholders’ equity	$500,046			$431,244			$358,898
Net interest spread			3.78%			3.96%			3.78%
Net interest income		$19,372			$17,720			$14,342
Net interest margin			4.20%			4.42%			4.20%

(1)	Nonaccrual loans are included in the balances. The effect of these loans is not significant to the computations. All loans and deposits are domestic.

(2)	Fully tax-equivalent basis at 34% tax rate for non-taxable securities and loans.

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

	2007 Compared to 2006
	Due to increase (decrease) in
(Dollars in thousands)	Volume	Rate	Total
Interest income:
Loans	$5,642	$461	$6,103
Securities, taxable	(191)	53	(138)
Securities, tax exempt	194	(6)	188
Federal funds sold and other	(329)	33	(296)
Nonmarketable equity securities	47	(33)	14
Total interest income	5,363	508	5,871
Interest expense:
Interest-bearing deposits	84	441	525
Savings deposits	(188)	129	(59)
Time deposits	2,403	1,403	3,806
Junior subordinated debentures	0	2	2
Other borrowings	240	(295)	(55)
Total interest expense	2,539	1,680	4,219
Net interest income	$2,824	$(1,172)	$1,652

	2006 Compared to 2005
	Due to increase (decrease) in
(Dollars in thousands)	Volume	Rate	Total
Interest income:
Loans	$4,234	$3,751	$7,985
Securities, taxable	192	67	259
Securities, tax exempt	105	10	115
Federal funds sold and other	(23)	231	208
Nonmarketable equity securities	(2)	49	47
Total interest income	4,506	4,108	8,614
Interest expense:
Interest-bearing deposits	49	(17)	32
Savings deposits	547	819	1,366
Time deposits	1,453	2,063	3,516
Junior subordinated debentures	327	(15)	312
Other borrowings	(277)	287	10
Total interest expense	2,099	3,137	5,236
Net interest income	$2,407	$971	$3,378

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

The following table sets forth the Company’s interest rate sensitivity at December 31, 2007.

Interest Sensitivity Analysis

				After		Greater
			After One	Three		Than One
			Through	Through	Within	Year or
December 31, 2007	Within One		Three	Twelve	One	Non-
(Dollars in thousands)	Month		Months	Months	Year	Sensitive	Total
Assets
Interest-earning assets
Loans, including held for sale	$279,499		$5,547	$23,502	$308,548	$179,191	$487,739
Securities, taxable	513		519	2,218	3,250	24,261	27,511
Securities, nontaxable			501	1,618	2,119	28,950	31,069
Nonmarketable securities	3,930				3,930		3,930
Investment in trust						310	310
Total earning assets	283,942		6,567	27,338	317,847	232,712	550,559
Liabilities
Interest-bearing liabilities:
Interest-bearing deposits:
Demand deposits	39,450				39,450		39,450
Savings deposits	85,819				85,819		85,819
Time deposits	34,047		69,583	167,759	271,389	9,296	280,685
Total interest-bearing deposits	159,316		69,583	167,759	396,658	9,296	405,954
Advances from Federal
Home Loan Bank	9,000		13,000	16,000	38,000	31,000	69,000
Federal Funds Purchased	13,359				13,359		13,359
Note payable	-		-	3,000	3,000		3,000
Junior subordinated debentures						10,310	10,310
Repurchase agreements	7,928				7,928		7,928
Total interest-bearing liabilities	189,603		82,583	186,759	458,945	50,606	509,551
Period gap	$94,339		$(76,016)	$(159,421)	$(141,098)	$182,106
Cumulative gap	$94,339		$18,323	$(141,098)	$(141,098)	$44,008
Ratio of cumulative gap to total earning assets	17.14I	%	3.33%	-25.63%	-25.63%	7.45%

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

The Company is in a liability sensitive position (or a negative gap) of $138.1 million over the 12 month time frame. The gap is negative when interest-bearing liabilities exceed interest sensitive earning assets, as was the case at the end of 2007 with respect to the one-year time horizon. When interest sensitive earning assets exceed interest-bearing liabilities for a specific repricing "horizon", a positive interest sensitivity gap is the result.

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

The Company's Board of Directors and management review the Asset Liability Management with information obtained from our system which measure the interest rate sensitivity. The Company's asset and liability policies are to focus on maximizing long term profitability while managing acceptable interest rate risk.

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

Provision and Allowance for Loan Losses

General. The Company has developed policies and procedures for evaluating the overall quality of its credit portfolio and the timely identification of potential problem credits. On a quarterly basis, the Company’s Board of Directors reviews and approves the appropriate level for the Company’s allowance for loan losses based upon management’s recommendations, the results of the internal monitoring and reporting system, and an analysis of economic conditions in its market. The objective of management has been to fund the allowance for loan losses at a level greater or equal to the Company's internal risk measurement system for loan risk. The Board maintained an allowance for loan losses level of 1.13% of total loans at December 31, 2007 and 2006. Management believes the allowance is adequate to meet any loan losses the Company may experience.

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

The allowance represents an amount which we believe will be adequate to absorb inherent losses on existing loans that may become uncollectible. Our judgment in determining the adequacy of the allowance is based on evaluations of the collectibility of loans, including consideration of factors such as the balance of impaired loans; the quality, mix and size of our overall loan portfolio; economic conditions that may affect the borrower's ability to repay the amount and quality of collateral securing the loans; our limited historical loan loss experience and a review of specific problem loans.

The Company adjusts the amount of the allowance periodically based on changing circumstances as a component of the provision for loan losses. We charge recognized losses against the allowance and add subsequent recoveries back to the allowance. We do not allocate the allowance for loan losses to specific categories of loans (i.e., real estate, consumer, commercial and mortgage), but evaluate the adequacy on an overall portfolio basis utilizing our credit grading system which we apply to each loan. We combine our estimates of the reserves needed for each component of the portfolio, including loans analyzed on a pool basis and loans analyzed individually. The allowance is divided into two portions: (1) an amount for specific allocations on significant individual credits and (2) a general reserve amount. We analyze individual loans within the portfolio and make allocations to the allowance based on each individual loan's specific factors and other circumstances that affect the collectibility of the credit. Significant, individual credits classified as doubtful or substandard/special mention within our credit grading system require both individual analysis and specific allocation. Loans in the substandard category are characterized by deterioration in quality exhibited by any number of well-defined weaknesses requiring corrective action such as declining or negative earnings trends and declining or inadequate liquidity. Loans in the doubtful category exhibit the same weaknesses found in the substandard loan; however, the weaknesses are more pronounced. However, these loans are not yet rated as loss because certain events may occur which could salvage the debt such as injection of capital, alternative financing or liquidation of assets. As of December 31, 2007 and 2006, the Company had no specific allocations on its significant credits in its calculation of the allowance for loan losses.

FIRST RELIANCE BANCSHARES, INC. AND SUBSIDIARY

Management’s Discussion and Analysis
of Financial Condition and Results of Operations

Provision and Allowance for Loan Losses - continued

The Company calculates its general reserve based on percentages tied to our credit grading system. Each loan is assigned one of eight loan risk ratings, based on the loan's specific characteristics. Any loan assigned an adverse ranking is specifically allocated a loss. For all remaining loans, the general reserve amount is calculated based upon a reserve percentage for each risk rating. The Company may adjust these percentages as appropriate given consideration of local economic conditions, exposure concentration that may exist in the portfolio, changes in trends of past due loans, problem loans and charge-offs and anticipated loan growth.

The Bank has developed a loan risk monitoring system that assesses the potential risk the Bank may have in its loan portfolio. This system is monitored monthly by management to insure that adequate provisions and loan allowances are maintained. In addition, various regulatory agencies review our allowance for loan losses through their periodic examinations, and they may require us to record additions to the allowance for loan losses based on their judgment about information available to them at the time of their examinations. Our losses will undoubtedly vary from our estimates, and it is possible that charge-offs in future periods will exceed the allowance for loan losses as estimated at any point in time. As of December 31, 2007, the Company's general reserves totaled $5,270,607, an increase of $1,268,726 from 2006. As of December 31, 2005, the Company's general reserves totaled $3,419,368, an increase of $661,143 from 2004. The categories and concentrations of loans have been consistent between the past two years.

The following table sets forth certain information with respect to the Company’s allowance for loan losses and the composition of chargeoffs and recoveries for the years ended December 31, 2007, 2006, 2005, 2004 and 2003.

Allowance for Loan Losses

(Dollars in thousands)	2007	2006	2005	2004	2003
Total loans outstanding at end of year	$468,138	$353,491	$311,544	$238,362	$139,389
Average loans outstanding	$414,907	$348,709	$294,740	$182,996	$100,051

Balance of allowance for loan losses at beginning of year	4,002	$3,419	$2,758	$1,752	$1,137
Loans charged off:
Real estate - construction	-	17	142	-	-
Real estate - mortgage	205	718	472	166	47
Commercial and industrial	58	170	317	44	42
Consumer and other	193	151	300	181	106
Total loan losses	456	1,056	1,231	391	195
Recoveries of previous loan losses:
Real estate - construction	-	-	-	-	-
Real estate - mortgage	36	105	38	-	-
Commercial and industrial	24	111	12	-	-
Consumer and other	22	31	31	35	18
Total recoveries	82	247	81	35	18
Net charge-offs	374	809	1,150	356	177
Provision for loan losses	1,643	1,392	1,811	1,362	792
Balance of allowance for loan losses at end of year	$5,271	$4,002	$3,419	$2,758	$1,752
Ratios:
Net charge-offs to average loans outstanding	0.09%	0.23%	0.39%	0.20%	0.18%
Net charge-offs to loans at end of year	0.08%	0.23	0.37	0.15	0.13
Allowance for loan losses to average loans	1.27	1.15	1.16	1.51	1.75
Allowance for loan losses to loans at end of year	1.13	1.13	1.10	1.16	1.26
Net charge-offs to allowance for loan losses	7.10	20.21	33.64	12.90	10.10
Net charge-offs to provisions for loan losses	22.76	58.11	63.50	26.13	22.35

FIRST RELIANCE BANCSHARES, INC. AND SUBSIDIARY

Management’s Discussion and Analysis
of Financial Condition and Results of Operations

Nonperforming Assets

Nonperforming Assets. There were $1,657,607 and $670,650 loans in nonaccrual status at December 31, 2007 and 2006, respectively. There were $1,780,505 and $463,991 in loans ninety days or more overdue and still accruing interest at December 31, 2007 and 2006, respectively. There were $218,616 and $137,421 in restructured loans at December 31, 2007 and 2006, respectively.

The following table shows the nonperforming assets, percentages of net charge-offs, and the related percentage of allowance for loan losses for the five years ended December 31, 2007. All loans over 90 days past due are on and included in loans on nonaccrual.

(Dollars in thousands)	2007	2006	2005	2004	2003
Loans over 90 days past due and still accruing	$1,781	$464	$705	$59	$460
Loans on nonaccrual:
Mortgage	1,465	637	1,619	1,078	-
Commercial	114	-	95	17	-
Consumer	79	34	78	91	-
Total nonaccrual loans	1,658	671	1,792	1,186	-
Total of nonperforming loans	3,439	1,135	2,497	1,245	460
Other nonperforming assets	197	1,386	346	321	279
Total nonperforming assets	$3,636	$2,521	$2,843	$1,566	$739
Percentage of total assets	0.61%	0.55%	0.71%	0.55%	0.41%
Percentage of nonperforming loans and
assets to gross loans	0.78%	0.71%	0.91%	0.66%	0.53%
Allowance for loan losses to gross loans	1.13%	1.13%	1.10%	1.16%	1.26%
Net charge-offs to average loans	0.09%	0.23%	0.39%	0.19%	0.18%

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

Potential Problem Loans. At December 31, 2007, the Company had classified loans totaling $3,822,735 as compared to $2,697,063 at December 31, 2006. Classified loans as a percentage of total loans was .82% at December 31, 2007 as compared to 0.76% at December 31, 2006. The loan portfolio increased 32.43% during the same period. Management anticipates an increased level of nonperforming assets and an increased level of charged off loans due to slowing economic conditions expected through 2008.

FIRST RELIANCE BANCSHARES, INC. AND SUBSIDIARY

Management’s Discussion and Analysis
of Financial Condition and Results of Operations

Noninterest Income and Expense

Noninterest Income. Noninterest income for year ended December 31, 2007 was $5,301,799, an increase of $711,106 from $4,590,693 in 2006. The increase is primarily attributable to increased service charges on deposit accounts and gain on sale of mortgage loans. Deposit service charges increased $209,845 or 12.40% from 2006, to $1,901,758 for the year ended December 31, 2007. The increase in service charges on deposit accounts was attributable to an overall increase in the number of deposit accounts in 2007. The gain on sale of mortgage loans increased $271,173 or 14.26% to $2,173,140 in 2007, from $1,901,967 in 2006.

The following table sets forth the principal components of noninterest income for the years ended December 31, 2007, 2006 and 2005.

(Dollars in thousands)	2007	2006
Service charges on deposit accounts	$1,902	$1,692
Credit life insurance commissions	6	23
Gain on sale of mortgage loans	2,173	1,902
Securities and insurance brokerage commissions	149	138
Other income	1,072	836
Total noninterest income	$5,302	$4,591

Noninterest Expense. Noninterest expense increased $2,688,891 or 16.52%, to $18,961,275 for year ended December 31, 2007 as compared to 2006. Of this total, other operating expenses increased $1,178,113 or 23.91%, to $6,104,948 in 2007 from $4,926,835 in 2006. Salaries and employee benefits increased $1,173,766 or 12.37%, to $10,661,153 in 2007 from $9,487,387 in 2006. This increase is primarily attributable to new hire employee compensation as the Bank expands into different markets. Net occupancy and equipment expense increased $337,012 or 18.14%, to $2,195,174 in 2007 largely due to operating costs associated with the Bank’s branch expansion effort in 2006.

FIRST RELIANCE BANCSHARES, INC. AND SUBSIDIARY

Management’s Discussion and Analysis
of Financial Condition and Results of Operations

Noninterest Income and Expense - continued

The following table sets forth the primary components of noninterest expense for the years ended December 31, 2007 and 2006.

(Dollars in thousands)	2007	2006
Salaries and employee benefits	$10,661	9,487
Net occupancy	1,360	1,131
Furniture and equipment	835	727
Advertising and public relations	526	373
Office supplies, stationery, and printing	327	275
Data processing and supplies	38	32
Computer and software	459	441
Professional fees and services	555	471
Employee education and conventions	53	65
Loan origination costs	233	208
Other	3,914	3,062
Total noninterest expense	$18,961	$16,272
Efficiency ratio	77.69%	73.65%

Earning Assets

Loans. Loans are the largest category of earning assets and typically provide higher yields than the other types of earning assets. Associated with the higher loan yields are the inherent credit and liquidity risks which management attempts to control and counterbalance. Loans averaged $414,907,406 in 2007 compared to $348,709,226 in 2006, an increase of $66,198,180 or 18.98%. At December 31, 2007, total loans were $468,137,690 compared to $353,491,036 at December 31, 2006, an increase of $114,646,654 or 32.43%.

The following table sets forth the composition of the loan portfolio by category at the dates indicated and highlights the Company’s general emphasis on all types of lending.

Composition of Loan Portfolio

December 31, (Dollars in thousands)	2007		2006		2005
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Commercial and industrial	$67,772	14.48%	$51,710	14.63%	$50,320	16.15%
Real estate
Construction	65,432	13.98	64,118	18.14	52,268	16.78
Mortgage-residential	120,198	25.67	91,039	25.75	86,716	27.83
Mortgage-nonresidential	195,992	41.87	127,214	35.99	106,125	34.06
Consumer	11,342	2.42	12,729	3.60	13,953	4.48
Other	7,402	1.58	6,681	1.89	2,162	0.70
Total loans	468,138	100.00%	353,491	100.00%	311,544	100.00%
Allowance for loan losses	(5,271)		(4,002)		(3,419)
Net loans	$462,867		$349,489		$308,125

FIRST RELIANCE BANCSHARES, INC. AND SUBSIDIARY

Management’s Discussion and Analysis
of Financial Condition and Results of Operations

Earning Assets - continued

Composition of Loan Portfolio - continued

December 31, (Dollars in thousands)	2004		2003
	Amount	Percent of Total	Amount	Percent of Total
Commercial and industrial	$47,890	20.09%	$27,893	20.00%
Real estate
Construction	39,023	16.37	18,343	13.16
Mortgage-residential	69,921	29.33	42,267	30.32
Mortgage-nonresidential	63,189	26.51	32,826	23.56
Consumer	13,931	5.84	13,200	9.47
Other	4,408	1.86	4,860	3.49
Total loans	238,362	100.00%	139,389	100.00%
Allowance for loan losses	(2,758)		(1,752)
Net loans	$235,604		$137,637

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

The largest component of the Company’s loan portfolio is real estate mortgage loans. At December 31, 2007, real estate mortgage loans totaled $316,189,973 and represented 67.54% of the total loan portfolio, compared to $218,252,208 or 61.74%, at December 31, 2006.

Residential mortgage loans totaled $120,197,668 at December 31, 2007, and represented 25.67% of the total loan portfolio, compared to $91,038,240 at December 31, 2006 or 25.75%. Residential real estate loans consist of first and second mortgages on single or multi-family residential dwellings. Nonresidential mortgage loans, which include commercial loans and other loans secured by multi-family properties and farmland, totaled $195,992,305 at December 31, 2007, compared to $127,213,968 at December 31, 2006. This represents an increase of $68,778,337 or 54.07%, from the December 31, 2006 balance. Construction loans increased $1,313,204, or 2.05%, from $64,118,098 at December 31, 2006 to $65,431,302 at December 31, 2007. The demand for residential and commercial real estate loans in the Bank's market area remained strong.

Commercial and industrial loans increased $16,061,415 or 31.06%, to $67,771,665 at December 31, 2007, from $51,710,250 at December 31, 2006.

The Company’s loan portfolio is also comprised of consumer loans. Consumer loans decreased $ 1,385,918, or 10.89%, to $11,342,435 at December 31, 2007, from $12,728,353 at December 31, 2006.

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

Earning Assets - continued

The repayment of loans in the loan portfolio as they mature is also a source of liquidity for the Company. The following table sets forth the Company's loans maturing within specified intervals at December 31, 2007.

Loan Maturity Schedule and Sensitivity to Changes in Interest Rates

December 31, 2007	One Year or Less	Over One Year Through Five Years	Over Five Years	Total
(Dollars in thousands)
Commercial and industrial	$36,988	$28,867	$1,917	$67,772

Real estate	142,136	190,428	49,058	381,622
Consumer and other	7,439	10,965	340	18,744
	$186,563	$230,260	$51,315	$468,138
Loans maturing after one year with:
Fixed interest rates				$156,682
Floating interest rates				124,893
				$281,575

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

Investment Securities. The investment securities portfolio is also a component of the Company’s total earning assets. Total securities available-for-sale averaged $36,170,565 in 2007, compared to $36,711,400 in 2006. Investment securities also contains Federal Home Loan Bank stock and the stock of several unrelated financial institutions. These stocks are recorded at their original cost and totaled $3,930,400 and $2,187,600 at December 31, 2007 and 2006, respectively.

The following table sets forth the fair market value of the securities available-for-sale held by the Bank at December 31, 2007 and 2006.

Fair Value of Securities available-for-sale

December 31,	2007	2006
(Dollars in thousands)
Government sponsored enterprises	$-	$4,950
U.S. government agencies and corporations	193	381
Municipals	27,067	15,086
Mortgage-backed securities	31,069	15,202
Other Securities	252	312
Total securities available-for-sale	$58,580	$35,931

FIRST RELIANCE BANCSHARES, INC. AND SUBSIDIARY

Management’s Discussion and Analysis
of Financial Condition and Results of Operations

Earning Assets - continued

The following table sets forth the scheduled maturities and average yields of securities held at December 31, 2007.

Investment Securities Maturity Distribution and Yields

			After One But		After Five But
December 31, 2007	Within One Year		Within Five Years		Within Ten Years		After Ten Years		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. government agencies and corporations	$19	5.90%	$174	6.10%	$—	—	$—	$—	$193	6.08%

Municipals(2)	—	—	1,103	5.37	1,039	6.36	28,927	6.22	31,069	6.20

Total securities(1)	$19	5.90%	$1,277	5.47%	$1,039	6.36%	$28,927	6.22%	$31,262	6.20%

(1)	Excludes mortgage-backed securities totaling $27,066,963 with a yield of 5.27 % and other and non-marketable equity securities totaling $251,650.

(2)	Yields are based on a tax equivalent basis of 34%.

Other attributes of the securities portfolio, including yields and maturities, are discussed above in “Net Interest Income-Interest Sensitivity Analysis.”

Federal Funds Sold. Federal funds sold averaged $7,479,356 in 2007 compared to $13,806,773 in 2006. At December 31, 2007 and 2006, federal funds sold totaled $0 and $14,135,000.

Deposits and Other Interest-Bearing Liabilities

Average interest-bearing liabilities increased $61,372,246, or 17.27%, to $416,742,720 in 2007, from $355,370,474 in 2006. The increase is primarily a result of the continued growth of the Company.

Deposits. Average total deposits increased $57,534,327, or 15.98%, to $417,540,949 in 2007, from $360,006,622 in 2006. At December 31, 2007, total deposits were $449,497,715 compared to $372,938,083 a year earlier, an increase of 20.53%.

FIRST RELIANCE BANCSHARES, INC. AND SUBSIDIARY

Management’s Discussion and Analysis
of Financial Condition and Results of Operations

Deposits and Other Interest-Bearing Liabilities - continued

The following table sets forth the average balance amounts and the average rates paid on deposits of the Company by category at December 31, 2007 and 2006.

Deposits

December 31,	2007		2006
		Average		Average
	Average	Rate	Average	Rate
(Dollars in thousands)	Amount	Paid	Amount	Paid
Demand deposit accounts	$45,038	-%	42,100	-%
NOW accounts	36,625	1.94	27,084	0.68
Savings accounts	80,943	3.93	85,887	3.78
Time deposits $100,000 and over	140,926	4.97	112,132	4.23
Other time deposits	114,008	5.15	92,803	4.66
Total deposits	$417,540	4.02%	$360,006	3.47%

Core deposits, which exclude time deposits of $100,000 or more, provide a relatively stable funding source for the Company’s loan portfolio and other earning assets. The Company’s core deposits were $279,672,463 and $260,946,219 at December 31, 2007 and 2006, respectively. Included in time deposits $100,000 and over, at December 31, 2007 and 2006 are brokered time deposits of $85,330,473 and $29,515,694, respectively.

Deposits, and particularly core deposits, have been the Company’s primary source of funding and have enabled the Company to meet successfully both its short-term and long-term liquidity needs. Management anticipates that such deposits will continue to be the Company’s primary source of funding in the future. However, advances from the Federal Home Loan Bank are being used as an alternative source of funds. The Company’s loan-to-deposit ratio was 104.15% at December 31, 2007, and 94.79% at December 31, 2006. The maturity distribution of the Company’s time deposits over $100,000 and over at December 31, 2007, is set forth in the following table:

Maturities of Time Deposits of $100,000 or over

After Six
		After Three	Through
	Within Three	Through Six	Twelve	After Twelve
(Dollars in thousands)	Months	Months	Months	Months	Total
Certificates of deposit
of $100,000 or over	$103,630	$96,420	$71,339	$9,296	$280,685

Approximately 36.92% of the Company’s time deposits of $100,000 or more had scheduled maturities within three months, and 34.34% had maturities within three to six months. Large certificate of deposit customers tend to be extremely sensitive to interest rate levels, making these deposits less reliable sources of funding for liquidity planning purposes than core deposits. The current interest rate environment has led depositors to invest in short term deposit accounts. The Company expects most certificates of deposits with maturities less than twelve months to be renewed upon maturity. However, there is the possibility that some certificates may not be renewed. Management believes that, should that occur, the impact would be minimal on the Company’s operations and liquidity due to the availability of other funding sources. The Company has an available line to borrow funds from the Federal Home Loan Bank up to 30% of the Bank’s total assets which provided additional available funds of $177,073,140 at December 31, 2007 and available lines to purchase federal funds with various financial institutions up to $37,000 000 at December 31, 2007. Management believes that these funds would be sufficient to meet future liquidity needs.

FIRST RELIANCE BANCSHARES, INC. AND SUBSIDIARY

Management’s Discussion and Analysis
of Financial Condition and Results of Operations

Deposits and Other Interest-Bearing Liabilities - continued

Other Borrowings. The following table summarizes the Company's borrowings for the years ended December 31, 2007, 2006, and 2005. These borrowings consist of securities sold under agreements to repurchase, advances from the Federal Home Loan Bank, federal funds purchased, a note payable and junior subordinated debentures. Securities sold under agreements to repurchase mature on a one to seven day basis. These agreements are secured by U.S. government agencies. Advances from Federal Home Loan Bank mature at different periods as discussed in the footnotes to the financial statements and are secured by the Company's one to four family residential mortgage loans and the Company's investment in Federal Home Loan Bank stock. Federal funds purchased are short-term borrowings from other financial institutions that mature daily.

(Dollars in thousands)	Maximum Outstandingat any Month End	Average Balance	Weighted Average Interest Rate	Balance December 31,	Interest Rate at December 31
December 31, 2007
Securities sold under agreement to repurchase	$11,651	$9,128	4.38%	$7,928	4.43%
Advances from Federal
Home Loan Bank	69,000	22,985	3.61	69,000	4.40
Federal funds purchased	13,359	1,809	5.11	13,359	4.50
Note payable	3,000	8	6.00	3,000	6.00
Junior subordinated
debentures	10,310	10,310	6.01	10,310	5.93
December 31, 2006
Securities sold under
agreement to repurchase	$8,190	$6,065	4.27%	$8,120	6.02%
Advances from Federal
Home Loan Bank	29,800	21,028	4.24	28,500	3.81
Federal funds purchased	955	61	3.72	-	-
Junior subordinated
debentures	10,310	10,310	5.99	10,310	5.93
December 31, 2005
Securities sold under
agreement to repurchase	$4,223	$3,600	2.54%	$3,860	3.88%
Advances from Federal
Home Loan Bank	36,000	31,301	3.28	23,500	3.28
Federal funds purchased	-	-	-	-	-
Junior subordinated
debentures	10,310	4,875	6.28	10,310	5.93

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

The Company and the Bank exceeded the regulatory capital requirements at December 31, 2007. The following table shows the Company's and the Bank's ratios at December 31, 2007.

Analysis of Capital and Capital Ratios

	Company	Bank
(Dollars in thousands)
Tier 1 capital	$50,361	$48,554
Tier 2 capital	2,225	5,271
Total qualifying capital	$52,586	$53,824
Risk-adjusted total assets (including off-balance-sheet exposures)	$511,207	$510,959
Risk-based capital ratios:
Tier 1 risk-based capital ratio	9.26%	9.50%
Total risk-based capital ratio	10.29%	10.53%
Tier 1 leverage ratio	9.46%	8.85%

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

As of December 31, 2007, commitments to extend credit totaled $76,545,909 and its standby letters of credit totaled $2,721,249.

FIRST RELIANCE BANCSHARES, INC. AND SUBSIDIARY

Management’s Discussion and Analysis
of Financial Condition and Results of Operations

Impact of Off-Balance Sheet Instruments - continued

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at December 31, 2007.
	Within One	After One Through Three	After Three Through Twelve	Within One	Greater Than
(Dollars in thousands)	Month	Months	Months	Year	One Year	Total
Unused commitments to
extend credit	$8,909	$3,941	$27,415	$40,265	$36,281	$76,546
Standby letters of credit	114	400	542	1,056	1,665	2,721
Totals	$9,023	$4,341	$27,957	$41,321	$37,946	$79,267

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

Liquidity Management and Capital Resources

Liquidity is the ability to meet current and future obligations through liquidation or maturity of existing assets or the acquisition of additional liabilities. Adequate liquidity is necessary to meet the requirements of customers for loans and deposit withdrawals in the most timely and economical manner. Some liquidity is ensured by maintaining assets that may be immediately converted into cash at minimal cost (amounts due from banks and federal funds sold). However, the most manageable sources of liquidity are composed of liabilities, with the primary focus on liquidity management being on the ability to obtain deposits within the Company's service area. Core deposits (total deposits less time deposits greater than $100,000) provide a relatively stable funding base, and were equal to 47.27% of total assets at December 31, 2007. Asset liquidity is provided from several sources, including amounts due from banks, federal funds sold, securities available for sale, and funds from maturing loans. The Company had $7,164,650 in cash and cash equivalents and $58,580,313 in securities available for sale at December 31, 2007. The Company has $37,000,000 available through a line of credit with other banks as an additional source of liquidity funding. The Company also has a line of credit to borrow funds from the Federal Home Loan Bank up to $177,073,140 of which $108,073,140 is available at December 31, 2007.

Contractual Obligations

The following table provides payments due by period for various contractual obligations as of December 31, 2007:
(Dollars in thousands)	Within One Year	Over One to Two Years	Over Two to Three Years	Over Three to Five Years	After Five Years	Total
Certificate accounts (1)	$271,389	$5,770	$1,486	$2,040	$-	$280,685
Short-term borrowings (2)	10,928					10,928
Long-term debt (3)	40,000	20,000	8,000	1,000	10,310	79,310
Purchases	-	-	-	-	-	-
Operating lease obligations (4)	608	539	518	958	-	2,623
Totals	$322,925	$26,309	$10,004	$3,998	$10,310	$373,546

(1)
Certificates of deposit give customers rights to early withdrawal. Early withdrawals may be subject to penalties. The penalty amount depends on the remaining time to maturity at the time of early withdrawal.

(2)
Short-term borrowings consist of securities sold under agreements to repurchase and a note payable. We expect securities repurchase agreements to be re-issued and, as such, do not necessarily represent an immediate need for cash.

(3)	Long term debt consists of FHLB borrowings and junior subordinated debentures.

(4)	Operating lease obligations include existing and future property and equipment non-cancelable lease commitments.

FIRST RELIANCE BANCSHARES, INC. AND SUBSIDIARY

Management’s Discussion and Analysis
of Financial Condition and Results of Operations

Liquidity Management and Capital Resources - continued

During 2007, the Company’s primary sources of cash were $ 76,559,631 from deposits. The Company’s primary uses of cash resources were to fund loans of approximately $114,646,654. These trends are consistent with those of a growing bank operation and consistent with past cash uses and sources. Management believes that the Company's overall liquidity sources are adequate to meet its operating needs in the ordinary course of its business. Accordingly, the Company does not expect to have to raise additional funds in 2007 to meet either short or long-term needs.

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

Accounting and Financial Reporting Issues

The Company has adopted various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of its financial statements. The significant accounting policies are described in the footnotes to the financial statements at December 31, 2007 as filed on the annual report on Form 10-K. Certain accounting policies involve significant judgments and assumptions by management which have a material impact on the carrying value of certain assets and liabilities. The Company considers these accounting policies to be critical accounting policies. The judgments and assumptions used are based on historical experience and other factors, which management believes to be reasonable under the circumstances. Because of the nature of the judgments and assumptions made, actual results could differ from these judgments and estimates which could have a material impact on the carrying values of assets and liabilities and the results of operations.

Of these significant accounting policies, the Company considers its policies regarding the allowance for loan losses (the Allowance) to be its most critical accounting policy due to the significant degree of management judgment involved in determining the amount of Allowance. The Company has developed policies and procedures for assessing the adequacy of the Allowance, recognizing that this process requires a number of assumptions and estimates with respect to its loan portfolio. The Company's assessments may be impacted in future periods by changes in economic conditions, the impact of regulatory examinations, and the discovery of information with respect to borrowers, which is not known to management at the time of the issuance of the consolidated financial statements. Refer to the discussion under Provision and Allowance for Loan Losses section of this document for a detailed description of the Company's estimation process and methodology related to the allowance for loan losses.

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

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is a process designed to provide reasonable assurance that assets are safeguarded against loss from unauthorized use or disposition, transactions are executed in accordance with appropriate management authorization and accounting records are reliable for the preparation of financial statements in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.” Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of the Board of Directors. Based on this assessment, management believes that First Reliance Bancshares, Inc. maintained effective internal control over financial reporting as of December 31, 2007.

This annual report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
First Reliance Bancshares, Inc. and Subsidiary
Florence, South Carolina

We have audited the accompanying consolidated balance sheets of First Reliance Bancshares, Inc. and subsidiary (the "Company") as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in shareholders’ equity and comprehensive income, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Reliance Bancshares, Inc. and subsidiary as of December 31, 2007 and 2006, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management's assertion about the effectiveness of First Reliance Bancshares, Inc.'s internal control over financial reporting as of December 31, 2007 included in the accompanying Management's Report on Internal Control Over Financial Reporting and, accordingly, we do not express an opinion thereon.

Elliott Davis, LLC
Columbia, South Carolina
March 25, 2008

FIRST RELIANCE BANCSHARES, INC. AND SUBSIDIARY

Consolidated Balance Sheets

	December 31,
	2007	2006
Assets:
Cash and cash equivalents:
Cash and due from banks	$7,164,650	$17,328,075
Federal funds sold	-	14,135,000
Total cash and cash equivalents	7,164,650	31,463,075
Investment securities:
Securities available-for-sale	58,580,313	35,931,271
Nonmarketable equity securities	3,930,400	2,187,600
Total investment securities	62,510,713	38,118,871
Mortgage loans held for sale	19,600,850	6,632,010
Loans receivable	468,137,690	353,491,036
Less allowance for loan losses	(5,270,607)	(4,001,881)
Loans, net	462,867,083	349,489,155
Premises, furniture and equipment, net	22,233,746	13,770,135
Accrued interest receivable	3,092,767	2,464,531
Other real estate owned	196,950	1,386,380
Cash surrender value of life insurance	10,540,273	10,134,036
Other assets	3,497,180	2,752,529
Total assets	$591,704,212	$456,210,722
Liabilities:
Deposits:
Noninterest-bearing transaction accounts	$43,542,528	$42,107,434
Interest-bearing transaction accounts	39,450,393	33,243,099
Savings	85,819,481	78,831,730
Time deposits $100,000 and over	169,825,252	111,991,864
Other time deposits	110,860,061	106,763,956
Total deposits	449,497,715	372,938,083
Securities sold under agreements to repurchase	7,927,754	8,120,014
Federal Funds Purchased	13,359,000	-
Advances from Federal Home Loan Bank	69,000,000	28,500,000
Note payable	3,000,000	-
Junior subordinated debentures	10,310,000	10,310,000
Accrued interest payable	767,577	766,276
Other liabilities	814,262	1,483,086
Total liabilities	554,676,308	422,117,459
Commitments and contingencies (Notes 4, and 14)
Shareholders' Equity:
Common stock, $0.01 par value, 20,000,000 shares authorized;
3,494,646 and 3,424,878 shares issued and outstanding at December 31, 2007 and 2006, respectively	34,946	34,249
Nonvested restricted stock	(152,762)	(66,131)
Capital surplus	25,875,012	25,257,814
Treasury stock (9,667 shares at cost at December 31, 2007	(145,198)	-
Retained earnings	11,417,275	8,857,755
Accumulated other comprehensive income (loss)	(1,369)	9,576
Total shareholders' equity	37,027,904	34,093,263
Total liabilities and shareholders' equity	$591,704,212	$456,210,722

The accompanying notes are an integral part of the consolidated financial statements.

FIRST RELIANCE BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Income

	For the years ended December 31,
	2007	2006
Interest income:
Loans, including fees	$35,325,242	$29,222,425
Investment securities:
Taxable	892,277	1,029,560
Tax exempt	780,191	639,710
Federal funds sold	390,944	687,352
Other interest income	151,833	137,538
Total	37,540,487	31,716,585
Interest expense:
Time deposits $100,000 and over	7,002,414	4,747,647
Other deposits	9,765,871	7,748,192
Other interest expense	1,664,924	1,717,860
Total	18,433,209	14,213,699
Net interest income	19,107,278	17,502,886
Provision for loan losses	1,643,100	1,392,491
Net interest income after provision for loan losses	17,464,178	16,110,395
Noninterest income:
Service charges on deposit accounts	1,901,758	1,691,913
Gain on sale of mortgage loans	2,173,140	1,901,967
Brokerage fees	149,268	138,340
Credit life insurance commissions	6,100	23,173
Other service charges, commissions, and fees	366,172	263,610
Gain on sale of investment securities	5,996	-
Gain on sale of other real estate	29,186	7,387
Gain (loss) on sale of fixed assets	59,318	(13)
Other	610,861	564,316
Total	5,301,799	4,590,693
Noninterest expenses:
Salaries and benefits	10,661,153	9,487,387
Occupancy	1,360,295	1,130,705
Furniture and equipment related expenses	834,879	727,457
Other operating	6,104,948	4,926,835
Total	18,961,275	16,272,384
Income before income taxes	3,804,702	4,428,704
Income tax expense	1,245,182	1,182,796
Net income	$2,559,520	$3,245,908
Earnings per share:
Basic	$0.74	$0.96
Diluted	$0.72	$0.91

The accompanying notes are an integral part of the consolidated financial statements.

FIRST RELIANCE BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income
For the years ended December 31, 2007 and 2006

	Common Stock		Capital	Treasury	Nonvested Restricted	Retained	Accumulated Other Comprehensive Income
	Shares	Amount	Surplus	Stock	Stock	Earnings	(Loss)	Total
Balance, December 31, 2005	3,306,117	$33,061	$24,127,329	$(9,896)	$-	$5,611,847	$(111,706)	$29,650,635
Net income						3,245,908		3,245,908

Other comprehensive income, net of tax expense of $63,441							121,282	121,282

Comprehensive income								3,367,190

Sale of treasury stock				9,896				9,896

Issuance of advisory board shares	945	9	15,016					15,025

Restricted stock issuance	6,771	68	99,695		(66,131)			33,632

Issuance of shares to 404(c) plan	32,674	327	472,420					472,747

Exercise of stock options	78,371	784	543,354					544,138

Balance, December 31, 2006	3,424,878	34,249	25,257,814	-	(66,131)	8,857,755	9,576	34,093,263

Net income						2,559,520		2,559,520

Other comprehensive loss, net of tax benefit of $5,639							(10,945)	(10,945)

Comprehensive income								2,548,575
Purchase of treasury stock				(145,198)				(145,198)

Issuance of advisory board shares	1,559	15	16,744					16,759

Restricted stock issuance	11,681	117	162,893		(86,631)			76,379

Issuance of shares to 404(c) plan	13,383	134	198,246					198,380

Exercise of stock options	43,145	431	239,315					239,746

Balance, December 31, 2007	3,494,646	$34,946	$25,875,012	$(145,198)	$(152,762)	$11,417,275	$(1,369)	$37,027,904

The accompanying notes are an integral part of the consolidated financial statements.

FIRST RELIANCE BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows

	For the years ended December 31,
	2007	2006
Cash flows from operating activities:
Net income	$2,559,520	$3,245,908
Adjustments to reconcile net income to net cash
provided (used) by operating activities:
Provision for loan losses	1,643,100	1,392,491
Depreciation and amortization expense	812,762	904,367
Gain on sales of securities available-for-sales	(3,496)	-
Gain on non marketable securities	(2,500)
Gain on sale of equipment	(59,318)
Gain on sale of other real estate owned	(29,186)	(7,387)
Discount accretion and premium amortization	49,316	62,497
Disbursements for mortgages held for sale	(146,067,873)	(129,199,377)
Proceeds from sales of mortgages held for sale	133,099,033	130,561,970
Writedown of other real estate owned	-	169,146
Deferred income tax benefit	(531,918)	(276,141)
Increase in interest receivable	(628,236)	(274,789)
Decrease in interest payable	1,301	319,973
Increase in other assets and cash surrender
value of life insurance	(876,268)	(7,211,901)
Increase (decrease) in other liabilities	(663,890)	648,942
Net cash provided (used) by operating activities	(10,697,653)	335,699
Cash flows from investing activities:
Purchases of securities available-for-sale	(34,969,570)	(1,521,226)
Maturities of securities available-for-sale	2,472,556	2,952,409
Proceeds from sales of nonmarketable equity securities	2,186,000	711,000
Proceeds on sale of securities available-for-sale	9,785,569
Purchases of nonmarketable equity securities	(3,927,000)	(1,271,500)
Net increase in loans receivable	(115,426,100)	(45,103,300)
Purchases of premises, furniture and equipment	(9,043,619)	(4,347,627)
Proceeds from disposal of premises, furniture and equipment	84,566	19,908
Proceeds from sale of other real estate owned	1,623,689	1,144,082
Net cash used by investing activities	(147,213,209)	(47,416,254)
Cash flows from financing activities:
Net increase in demand deposits, interest-bearing
transaction accounts and savings accounts	14,630,138	5,859,407
Net increase in certificates of deposit and
other time deposits	61,929,493	32,641,778
Increase in advances from Federal Home Loan Bank	40,500,000	5,000,000
Increase in federal funds purchased	13,359,000	-
Net increase (decrease) in securities sold
under agreements to repurchase	(192,260)	4,260,110
Proceeds from note payable	3,000,000	-
Proceeds from junior subordinated debentures	-	-
Exercise of stock options	239,746	544,138
Advisory board stock - issuance of advisory board shares	16,759	15,025
404(c) purchase - issuance of shares to 404(c)	198,380	472,747
Restricted stock	76,379	33,632
Sale (purchase) of treasury stock	(145,198)	9,896
Net cash provided by financing activities	133,612,437	48,836,733
Net increase (decrease) in cash and cash equivalents	24,298,425	1,756,178
Cash and cash equivalents, beginning of year	31,463,075	29,706,897
Cash and cash equivalents, end of year	$7,164,650	$31,463,075
Cash paid during the year for:
Income taxes	$1,431,042	$1,475,090
Interest	$18,431,908	$13,893,726
Supplemental noncash investing and financing activities:
Foreclosures on loans	$405,072	$2,346,671

The accompanying notes are an integral part of the consolidated financial statements.

FIRST RELIANCE BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - First Reliance Bancshares, Inc. (the Company) was incorporated to serve as a bank holding company for its subsidiary, First Reliance Bank (the Bank). First Reliance Bank was incorporated on August 9, 1999 and commenced business on August 16, 1999. The principal business activity of the Bank is to provide banking services to domestic markets, principally in Florence, Lexington, and Charleston Counties in South Carolina. The Bank is a state-chartered commercial Bank, and its deposits are insured by the Federal Deposit Insurance Corporation. The consolidated financial statements include the accounts of the parent company and its wholly-owned subsidiary after elimination of all significant intercompany balances and transactions. In 2005, the Company formed First Reliance Capital Trust I (the "Trust") for the purpose of issuing trust preferred securities. In accordance with current accounting guidance, the Trust is not consolidated in these financial statements.

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

The Company makes loans to individuals and small businesses for various personal and commercial purposes primarily in Florence, Lexington, Charleston and Mount Pleasant, South Carolina. At December 31, 2007, the majority of the total loan portfolio was to borrowers from within these areas.

The Company’s loan portfolio is not concentrated in loans to any single borrower or a relatively small number of borrowers. Additionally, management is not aware of any concentrations of loans to groups of borrowers or industries that would be similarly affected by sector specific economic conditions.

In addition to monitoring potential concentrations of loans to particular borrowers or groups of borrowers, industries and geographic regions, management monitors exposure to credit risk from concentrations of lending products and practices such as loans that subject borrowers to substantial payment increases (e.g. principal deferral periods, loans with initial interest-only periods, etc), and loans with high loan-to-value ratios. Management has determined that there is minimal concentration of credit risk associated with its lending policies or practices.

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

FIRST RELIANCE BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Securities Available-for-Sale - Securities available-for-sale are carried at amortized cost and adjusted to estimated market value by recognizing the aggregate unrealized gains or losses in a valuation account. Aggregate market valuation adjustments are recorded as part of the comprehensive income in shareholders’ equity net of deferred income taxes. Reductions in market value considered by management to be other than temporary are reported as a realized loss and a reduction in the cost basis of the security. The adjusted cost basis of investments available-for-sale is determined by specific identification and is used in computing the gain or loss upon sale.

Nonmarketable Equity Securities - Nonmarketable equity securities include the cost of the Company’s investment in the stock of Federal Home Loan Bank and the stock of another community bank holding company. The stock has no quoted market value and no ready market exists. Investment in the Federal Home Loan Bank is a condition of borrowing from the Federal Home Loan Bank, and the stock is pledged to collateralize such borrowings. At December 31, 2007, the Company’s investment in Federal Home Loan Bank stock was $3,930,400. Dividends received on this stock are included as a separate component of interest income.

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

Allowance for Loan Losses - The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as either doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management's estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

FIRST RELIANCE BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Allowance for Loan Losses (continued) - A loan is considered impaired when, based on current information and events, it is probable that the Corporation will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significant of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Corporation does not separately identify individual consumer and residential loans for impairment disclosures, unless such loans are the subject of a restructuring agreement.

Residential Mortgages Held-For-Sale - The Company’s mortgage activities are comprised of accepting residential mortgage loan applications, qualifying borrowers to standards established by investors, funding residential mortgages and selling mortgages to investors under pre-existing commitments. Funded residential mortgages held temporarily for sale to investors are recorded at the lower of cost or market value. Gains or losses are recognized when control over these assets has been surrendered in accordance with SFAS No. 140 "Accounting for Transfer and Servicing of Financial Assets and Extinguishment of Liabilities," and are included in gain on sale of mortgage loan in the consolidated statements of income.

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

Premises, Furniture and Equipment - Premises, furniture and equipment are stated at cost, less accumulated depreciation. The provision for depreciation is computed by the straight-line method, based on the estimated useful lives for buildings of 40 years and furniture and equipment of 5 to 10 years. Leasehold improvements are being amortized over 20 years. The cost of assets sold or otherwise disposed of and the related allowance for depreciation is eliminated from the accounts and the resulting gains or losses are reflected in the income statement when incurred. Maintenance and repairs are charged to current expense. The costs of major renewals and improvements are capitalized based upon the Company's policy.

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

In 2006, the FASB issued Interpretation No. 48 (FIN 48), "Accounting for Uncertainty in Income Taxes - an Interpretation of SFAS No. 109." FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN 48 also prescribes a recognition threshold and measurement of a tax position taken or expected to be taken in an enterprise's tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. Accordingly, the Company adopted FIN 48 effective January 1, 2007. The adoption of FIN 48 did not have any impact on the Company's consolidated financial position.

FIRST RELIANCE BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Advertising Expense - Advertising and public relations costs are generally expensed as incurred. External costs incurred in producing media advertising are expensed the first time the advertising takes place. External costs relating to direct mailing costs are expended in the period in which the direct mailings are sent. Advertising and public relations costs of $525,787 and $373,005 were included in the Company's results of operations for 2007 and 2006, respectively.

Retirement Benefits - A trusteed retirement savings plan is sponsored by the Company and provides retirement benefits to substantially all officers and employees who meet certain age and service requirements. The plan includes a “salary reduction” feature pursuant to Section 401(k) of the Internal Revenue Code. In 2004, the Company converted the 401(k) plan to a 404(c) plan. The 404 (c) plan changes investment alternatives to include the Company's stock. Under the plan and present policies, participants are permitted to make contributions up to 15% of their annual compensation. At its discretion, the Company can make matching contributions up to 6% of the participants’ compensation. The Company charged $152,243 and $229,032 to earnings for the retirement savings plan in 2007 and 2006, respectively.

During 2006, the Board of Directors approved a supplemental retirement plan for the directors and certain officers. These benefits are not qualified under the Internal Revenue Code and they are not funded. The current accrued but unfunded amount is $242,837 and $151,631 at December 31, 2007 and 2006, respectively. However, certain funding is provided informally and indirectly by bank owned life insurance policies. The cash surrender value of the life insurance policies are recorded as a separate line item in the accompanying consolidated balances sheets at $10,540,273 and $10,134,036 at December 31, 2007 and 2006, respectively.

Equity Incentive Plan - On January 19, 2006, the Company approved the 2006 Equity Incentive Plan. This plan provides for the granting of dividend equivalent rights, options, performance unit awards, phantom shares, stock appreciation rights and stock awards, each of which shall be subject to such conditions based upon continued employment, passage of time or satisfaction of performance criteria or other criteria as permitted by the plan. The plan allows granting up to 350,000 shares of stock, to officers, employees, and directors, consultants and service providers of the Company or its affiliates. Awards may be granted for a term of up to ten years from the effective date of grant. Under this Plan, our Board of Directors has sole discretion as to the exercise date of any awards granted. The per-share exercise price of incentive stock options may not be less than the market value of a share of common stock on the date the option is granted. Any options that expire unexercised or are canceled become available for re-issuance. The Company's equity incentive plan is further described in Note 16.

Stock-Based Compensation - On January 1, 2006, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payment," ("SFAS 123(R)") to account for compensation costs under its stock option and other equity incentive plans.

Common Stock Owned by the 401(k) Plan and Employee Stock Ownership Plan (ESOP) - All shares held by the 401(k) and ESOP Plans, collectively referred to as the "404(c)," are treated as outstanding for purposes of computing earnings per share. 404(c) purchases and redemptions of the Company's common stock are at estimated fair value as determined by independent valuations. Dividends on 404 (c) shares are charged to retained earnings. At December 31, 2007, the 404 (c) owned 116,227 shares of the Company’s common stock with an estimated value of $1,361,664. At December 31, 2006, the 404 (c) owned 107,445 shares of the Company's common stock with an estimated value of $1,676,142. All of these shares were allocated. Contributions to the 404 (c) in 2007 and 2006 were $152,243 and $229,032, respectively.

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

The components of other comprehensive income and related tax effects are as follows:

	Pre-tax	Tax	Net-of-tax
	Amount	Benefit	Amount
For the Year Ended December 31, 2007:
Unrealized losses on securities available-for-sale	$(20,080)	$6,828	$(13,252)
Reclassification adjustment for gains (losses) realized in net income	3,496	(1,189)	2,307
	$(16,584)	$5,639	$(10,945)
For the Year Ended December 31, 2006:
Unrealized gains on securities available-for-sale	$184,723	$(63,441)	$121,282
Reclassification adjustment for gains (losses) realized in net income	-	-	-
	$184,723	$(63,441)	$121,282

Derivative Instruments - SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," establishes comprehensive accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 requires that all derivative instruments be recorded in the statement of financial position at fair value. The accounting for the gain or loss due to change in fair value of the derivative instrument depends on whether the derivative instrument qualifies as a hedge. If the derivative does not qualify as a hedge, the gains or losses are reported in earnings when they occur. However, if the derivative instrument qualifies as a hedge, the accounting varies based on the type of risk being hedged.

The Company has no material embedded derivative instruments requiring separate accounting treatment. The Company has freestanding derivative instruments consisting of fixed rate conforming loan commitments and commitments to sell fixed rate conforming loans. The Company does not currently engage in hedging activities.

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

Recent Accounting Pronouncements - The following is a summary of recent authoritative pronouncements that may affect accounting, reporting, and disclosure of financial information by the Company:

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements" (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This standard eliminates inconsistencies found in various prior pronouncements but does not require any new fair value measurements. SFAS 157 is effective for the Company on January 1, 2008 and will not impact the Company’s accounting measurements but it is expected to result in additional disclosures.

FIRST RELIANCE BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Recent Accounting Pronouncements (continued) - In September 2006, The FASB ratified the consensuses reached by the FASB’s Emerging Issues Task Force (“EITF”) relating to EITF 06-4, “Accounting for the Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (“EITF 06-4”). Entities purchase life insurance for various reasons including protection against loss of key employees and to fund postretirement benefits. The two most common types of life insurance arrangements are endorsement split dollar life and collateral assignment split dollar life. EITF 06-4 covers the former and EITF 06-10 (discussed below) covers the latter. EITF 06-4 states that entities with endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods should recognize a liability for future benefits in accordance with SFAS No. 106, “Employers' Accounting for Postretirement Benefits Other Than Pensions,” (if, in substance, a postretirement benefit plan exists) or Accounting Principles Board (“APB”) Opinion No. 12, “Omnibus Opinion - 1967” (if the arrangement is, in substance, an individual deferred compensation contract). Entities should recognize the effects of applying this Issue through either (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption or (b) a change in accounting principle through retrospective application to all prior periods. EITF 06-4 is effective for the Company on January 1, 2008. The Company does not believe the adoption of EITF 06-4 will have a material impact on its financial position, results of operations or cash flows.

In September 2006, the FASB ratified the consensus reached on EITF 06-5, “Accounting for Purchases of Life Insurance - Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance” (“EITF 06-5”).  EITF 06-5 states that a policyholder should consider any additional amounts included in the contractual terms of the insurance policy other than the cash surrender value in determining the amount that could be realized under the insurance contract.  EITF 06-5 also states that a policyholder should determine the amount that could be realized under the life insurance contract assuming the surrender of an individual-life by individual-life policy (or certificate by certificate in a group policy). EITF 06-5 is effective for the Company on January 1, 2008.  The Company does not believe the adoption of EITF 06-5 will have a material impact on its financial position, results of operations or cash flows.

In March 2007, the FASB ratified the consensus reached on EITF 06-10, “Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements” (“EITF 06-10”). The postretirement aspect of this EITF is substantially similar to EITF 06-4 discussed above and requires that an employer recognize a liability for the postretirement benefit related to a collateral assignment split-dollar life insurance arrangement in accordance with either FASB Statement No. 106 or APB Opinion No. 12, as appropriate, if the employer has agreed to maintain a life insurance policy during the employee's retirement or provide the employee with a death benefit based on the substantive agreement with the employee. In addition, a consensus was reached that an employer should recognize and measure an asset based on the nature and substance of the collateral assignment split-dollar life insurance arrangement. EITF 06-10 is effective for the Company on January 1, 2008. The Company does not believe the adoption of EITF 06-10 will have a material impact on its financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115” (“SFAS 159”). This statement permits, but does not require, entities to measure many financial instruments at fair value. The objective is to provide entities with an opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Entities electing this option will apply it when the entity first recognizes an eligible instrument and will report unrealized gains and losses on such instruments in current earnings. This statement 1) applies to all entities, 2) specifies certain election dates, 3) can be applied on an instrument-by-instrument basis with some exceptions, 4) is irrevocable and 5) applies only to entire instruments. One exception is demand deposit liabilities which are explicitly excluded as qualifying for fair value. With respect to SFAS 115, available-for-sale and held-to-maturity securities at the effective date are eligible for the fair value option at that date. If the fair value option is elected for those securities at the effective date, cumulative unrealized gains and losses at that date shall be included in the cumulative-effect adjustment and thereafter, such securities will be accounted for as trading securities. SFAS 159 is effective for the Company on January 1, 2008. The Company is currently analyzing the fair value option that is permitted, but not required, under SFAS 159.

FIRST RELIANCE BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Recent Accounting Pronouncements (continued) - In June 2007, the FASB ratified the consensus reached by the EITF with respect to EITF 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF 06-11”). Under EITF 06-11, a realized income tax benefit from dividends or dividend equivalents that are charged to retained earnings and are paid to employees for equity-classified nonvested equity shares, nonvested equity share units and outstanding equity share options should be recognized as an increase in additional paid-in capital. This EITF is to be applied prospectively to the income tax benefits that result from dividends on equity-classified employee share-based payment awards that are declared beginning in 2008, and interim periods within those fiscal years. Early application is permitted. The Company does not believe the adoption of EITF 06-11 will have a material impact on its financial position, results of operations or cash flows.

In November 2007, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings” (“SAB 109”). SAB 109 expresses the current view of the SEC staff that the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings.  SEC registrants are expected to apply this guidance on a prospective basis to derivative loan commitments issued or modified in the first quarter of 2008 and thereafter. The Company is currently analyzing the impact of this guidance, which relates to the Company’s mortgage loans held for sale.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” (“SFAS 141(R)”) which replaces SFAS 141. SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for acquisitions by the Company taking place on or after January 1, 2009. Early adoption is prohibited. Accordingly, a calendar year-end company is required to record and disclose business combinations following existing accounting guidance until January 1, 2009. The Company will assess the impact of SFAS 141(R) if and when a future acquisition occurs.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Before this statement, limited guidance existed for reporting noncontrolling interests (minority interest). As a result, diversity in practice exists. In some cases minority interest is reported as a liability and in others it is reported in the mezzanine section between liabilities and equity. Specifically, SFAS 160 requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financials statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interests. SFAS 160 is effective for the Company on January 1, 2009. Earlier adoption is prohibited. The Company is currently evaluating the impact, if any, the adoption of SFAS 160 will have on its consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

FIRST RELIANCE BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Risks and Uncertainties - In the normal course of its business, the Company encounters two significant types of risks: economic and regulatory. There are three main components of economic risk: interest rate risk, credit risk and market risk. The Company is subject to interest rate risk to the degree that its interest-bearing liabilities mature or reprice at different speeds, or on different basis, than its interest-earning assets. Credit risk is the risk of default on the Company's loan portfolio that results from borrower's inability or unwillingness to make contractually required payments. Market risk reflects changes in the value of collateral underlying loans receivable and the valuation of real estate held by the Company.

The Company is subject to the regulations of various governmental agencies. These regulations can and do change significantly from period to period. The Company also undergoes periodic examinations by the regulatory agencies, which may subject it to further changes with respect to asset valuations, amounts of required loss allowances and operating restrictions from the regulators' judgments based on information available to them at the time of their examination.

Reclassifications - Certain captions and amounts in the 2006 consolidated financial statements were reclassified to conform with the 2007 presentation.

NOTE 2 - CASH AND DUE FROM BANKS

The Company is required to maintain balances with The Federal Reserve computed as a percentage of deposits. At December 31, 2007 and 2006, this requirement was $25,000 and $1,389,000, respectively. This requirement was met by vault cash and balances on deposit with the Federal Reserve.

NOTE 3 - INVESTMENT SECURITIES

The amortized cost and estimated fair values of securities available-for-sale were:
	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
December 31, 2007
Government sponsored enterprises	$-	$-	$-	$-
U.S. Government agencies	189,745	3,001	-	192,746
Mortgage-backed securities	27,028,064	152,788	113,890	27,066,962
Municipals	31,145,829	181,973	258,847	31,068,955
Other	218,750	32,900	-	251,650
	$58,582,388	$370,662	$372,737	$58,580,313

December 31, 2006
Government sponsored enterprises	$4,990,352	$-	$40,039	$4,950,313
U.S. Government agencies	380,315	1,226	321	381,220
Mortgage-backed securities	15,521,860	20,151	339,685	15,202,326
Municipals	14,805,485	281,449	1,027	15,085,907
Other	218,750	92,755	-	311,505
	$35,916,762	$395,581	$381,072	$35,931,271

FIRST RELIANCE BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 3 - INVESTMENT SECURITIES - continued

The following is a summary of maturities of securities available-for-sale as of December 31, 2007. The amortized cost and estimated fair values are based on the contractual maturity dates. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty.

	Securities
	Available-For-Sale
	Amortized	Estimated
	Cost	Fair Value
Due within one year	$18,426	$18,508
Due after one year but within five years	1,266,081	1,277,045
Due after five years but within ten years	1,007,693	1,039,348
Due after ten years	29,043,374	28,926,800
	31,335,574	31,261,701

Mortgage-backed securities	27,028,064	27,066,962
Other	218,750	251,650
Total	$58,582,388	$58,580,313

The following table shows gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2007 and 2006.

Securities Available for Sale

	Less than twelve months		Twelve months or more		Total
December 31, 2007	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Government sponsored enterprises	$-	$-	$-	$-	$-	$-
U.S. government agencies	-	-	-	-	-	-
Municipals	10,733,254	(258,847)	-	-	10,733,254	(258,847)
Mortgage-backed securities	-	-	6,426,610	(113,890)	6,426,610	(113,890)
Total	$10,733,254	$(258,847)	$6,426,610	$(113,890)	$17,159,864	$(372,737)
December 31, 2006
Government sponsored enterprises	$-	$-	$4,950,313	$(40,039)	$4,950,313	$(40,039)
U.S. government agencies	-	-	69,742	(321)	69,742	(321)
Municipals	2,035,393	(1,027)	-	-	2,035,393	(1,027)
Mortgage-backed securities	-	-	11,363,211	(339,685)	11,363,211	(339,685)
Total	$2,035,393	$(1,027)	$16,383,266	$(380,045)	$18,418,659	$(381,072)

At December 31, 2007, securities classified as available-for-sale are recorded at fair market value. Approximately 30.56% of the unrealized losses, or 6 individual securities, consisted of securities in a continuous loss position for twelve months or more. The Company has the ability and intent to hold these securities until such time as the value recovers or the securities mature. The Company believes, based on industry analyst reports and credit ratings, that the deterioration in value is attributable to changes in market interest rates and is not in the credit quality of the issuer and therefore, these losses are not considered other-than-temporary.

As of December 31, 2007 and 2006, the par value and market value of the securities held by the third-party for the underlying agreements were $8,303,216 and $6,087,273, respectively, and $8,391,834 and $6,148,139, respectively.

FIRST RELIANCE BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 4 - LOANS RECEIVABLE

Major classifications of loans receivable are summarized as follows:

	December 31,
	2007	2006
Mortgage loans on real estate:
Residential 1-4 family	$66,259,730	$50,844,955
Multifamily	9,822,699	7,826,863
Commercial	195,992,305	127,213,968
Construction	65,431,302	64,118,098
Second mortgages	4,611,341	4,513,048
Equity lines of credit	39,503,898	27,853,374
	381,621,275	282,370,306
Commercial and industrial	67,771,665	51,710,250
Consumer	11,342,435	12,728,353
Other	7,402,315	6,682,127
Total gross loans	$468,137,690	$353,491,036

The Company has pledged certain loans as collateral to secure its borrowings from the Federal Home Loan Bank. The total of loans pledged was $147,655,969 at December 31, 2007.

The Company identifies impaired loans through its normal internal loan review process. Loans on the Company’s problem loan watch list are considered potentially impaired loans. These loans are evaluated in determining whether all outstanding principal and interest are expected to be collected. Loans are not considered impaired if a minimal delay occurs and all amounts due including accrued interest at the contractual interest rate for the period of delay are expected to be collected. At December 31, 2007, impaired loans totaled $1,876,221 of which $1,657,607 were in nonaccrual status, and there were no specific write downs on these loans. Accrued interest related to these loans totaled $1,010. At December 31, 2006, impaired loans totaled $1,313,993 of which $670,650 were in nonaccrual status, and specific collected write downs on these loans totaled $189,992. Accrued interest related to these loans totaled $6,115. Average impaired loans at December 31, 2007 and 2006 were $903,980 and $808,286, respectively.

Transactions in the allowance for loan losses are summarized below:

	For the years ended
	December 31,
	2007	2006
Balance, beginning of year	$4,001,881	$3,419,368
Provision charged to operations	1,643,100	1,392,491
Recoveries on loans previously charged-off	81,761	246,600
Loans charged-off	(456,135)	(1,056,578)
Balance, end of year	$5,270,607	$4,001,881

There were $1,780,505 in loans past due ninety days or more and still accruing interest and $1,657,607 in loans in nonaccrual status at December 31, 2007. As of December 31, 2006, there were $463,991 in loans past due ninety days or more and still accruing interest and $670,650 in loans on nonaccrual status.

Loans sold with limited recourse are 1-4 family residential mortgages originated by the Company and sold to various other financial institutions. These loans are sold with the agreement that a loan may be returned to the Company at any time in the event the Company fails to provide necessary documents related to the mortgages to the buyers, or if it makes false representations or warranties to the buyers. Loans sold under these agreements in 2007 total $146,067,873. The Company uses the same credit policies in making loans held for sale as it does for on-balance-sheet instruments.

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

The following table summarizes the Company’s off-balance-sheet financial instruments whose contract amounts represent credit risk:
	December 31,
	2007	2006
Commitments to extend credit	$76,545,909	$67,370,404
Standby letters of credit	2,721,249	3,543,270

The Company originates certain fixed rate residential mortgage loans and commits these loans for sale. The commitments to originate fixed rate residential mortgage loans and the sales commitments are freestanding derivative instruments. The fair value of these commitments was not significant at December 31, 2006. The Company has forward sales commitments, totaling $19.6 million at December 31, 2007 to sell loans held for sale of $19.6 million. Such forward sales commitments are to sell loans at par value and are generally funded within 60 days. The difference in the fair value of these commitments and the associated loan held for sale was not significant at December 31, 2007. The Company has no material embedded derivative instruments requiring separate accounting treatment.

NOTE 5 - PREMISES, FURNITURE AND EQUIPMENT

Premises, furniture and equipment consisted of the following:

	December 31,
	2007	2006
Land	$6,446,267	$4,835,609
Building	6,679,702	4,349,778
Leasehold improvements	145,497	141,517
Furniture and equipment	4,367,496	2,676,121
Construction in progress	7,689,612	4,425,102
Total	25,328,574	16,428,127
Less, accumulated depreciation	3,094,828	2,657,992
Premises and equipment, net	$22,233,746	$13,770,135

Depreciation expense for the years ended December 31, 2007 and 2006 amounted to $554,760 and $558,262, respectively.

Construction in process consists of renovations to the Company's corporate office and architect fees and site work for new branches. The total amount of renovations unpaid at December 31, 2007 is $109,136.

FIRST RELIANCE BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 6 - DEPOSITS

At December 31, 2007, the scheduled maturities of time deposits were as follows:

Maturing In	Amount
2008	$271,389,605
2009	5,770,421
2010	1,484,942
2011	1,647,458
2012	392,887

Total	$280,685,313

Included in total time deposits at December 31, 2007 and 2006 were brokered time deposits of $85,330,473 and $29,515,694, respectively.

NOTE 7 - SHORT-TERM BORROWINGS

Short-term borrowings payable are securities sold under agreements to repurchase which generally mature on a one to thirty day basis. Information concerning securities sold under agreements to repurchase is summarized as follows:

	For the years ended
	December 31,
	2007	2006
Balance at end of the year	$7,927,754	$8,120,014
Average balance during the year	9,127,643	6,064,366
Average interest rate during the year	4.39%	4.27%
Maximum month-end balance during the year	11,651,480	8,190,397

Under the terms of the repurchase agreement, the Company sells an interest in securities issued by United States Government agencies and agrees to repurchase the same securities the following business day. As of December 31, 2007 and 2006, the par value and market value of the securities held by the third-party for the underlying agreements were $8,303,216 and $6,087,273, respectively, and $8,391,834 and $6,148,139, respectively.

FIRST RELIANCE BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 8 - ADVANCES FROM FEDERAL HOME LOAN BANK

Advances from the Federal Home Loan Bank consisted of the following:

	December 31,
Description	Interest Rate	2007	2006
Fixed rate advances maturing:
January 12, 2007	3.72%	$-	2,000,000
April 9, 2007	3.13%	-	1,000,000
July 2, 2007	3.56%	-	500,000
December 19, 2007	3.44%	-	1,500,000
January 28, 2008	4.59%	5,000,000	-
February 28, 2008	4.58%	5,000,000	-
March 28, 2008	4.57%	5,000,000	-
April 8, 2008	3.46%	1,000,000	1,000,000
September 27, 2008	4.71%	5,000,000	-
October 14, 2008	4.86%	5,000,000	-
December 22, 2008	4.14%	5,000,000	-
March 09, 2008	4.94%	6,000,000	-
May 29, 2009	4.078%	8,000,000	-
November 30, 2009	4.028%	9,000,000	-
November 29, 2010	4.11%	8,000,000	-
Variable rate advances maturing:
March 19, 2009	2.48%	3,000,000	3,000,000
June 29, 2009	5.30%	-	5,000,000
July 5, 2012	4.08%	1,000,000	1,000,000
March 10, 2015	3.44%	-	6,000,000
Daily variable rate advances maturing:
Daily	Variable	3,000,000	7,500,000
		$69,000,000	$28,500,000

Scheduled principal reductions of Federal Home Loan Bank advances are as follows:

Amount
2008	$40,000,000
2009	20,000,000
2010	8,000,000
2011	-
2012	1,000,000
Total	$69,000,000

FIRST RELIANCE BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 9 - JUNIOR SUBORDINATED DEBENTURES AND TRUST PREFERRED

On June 30, 2005 the Company formed First Reliance Capital Trust I (the “Trust”) for the purpose of issuing trust preferred securities, which enable the Company to obtain Tier 1 capital on a consolidated basis for regulatory purposes. On July 1, 2005, the Company closed a private offering of $10,000,000 of floating rate preferred securities offered and sold by the Trust. The proceeds from such issuance, together with the proceeds from a related issuance of common securities of the Trust purchased by the Company in the amount of $310,000, were invested by the Trust in floating rate Junior Subordinated Debentures issued by the Company (the “Debentures”) totaling $10,310,000. The Debentures are due and payable on November 23, 2035 and may be redeemed by the Company after five years, and sooner in certain specific events, including in the event that certain circumstances render the Debentures ineligible for treatment as Tier 1 capital, subject to prior approval by the Federal Reserve Board, if then required. The Debentures presently qualify as Tier 1 capital for regulatory reporting. The sole assets of the Trust are the Debentures. The Company owns 100% of the common securities of the Trust. The Debentures are unsecured and rank junior to all senior debt of the Company. At December 31, 2007, the floating rate preferred securities and the Debentures had an annual interest rate of 5.93%. This interest rate is fixed until August 23, 2010, when the interest rate will adjust quarterly. After August 23, 2010, the interest rate will equal three-month LIBOR plus 1.83%.

On December 28, 2007 the Company borrowed 3,000,000, which was injected into the Bank as permanent capital. The debt is unsecured and has a fixed interest rate of 6.00%, and is due and payable on December 28, 2008.

NOTE 10 - RESTRICTIONS ON SHAREHOLDERS’ EQUITY

South Carolina banking regulations restrict the amount of dividends that can be paid to shareholders. All of the Bank’s dividends to First Reliance Bancshares, Inc. are payable only from the undivided profits of the Bank. At December 31, 2007, the Bank had undivided profits of $12,397,058. The Bank is authorized to upstream 100% of net income in any calendar year without obtaining the prior approval of the Commissioner of Banking provided that the Bank received a composite rating of one or two at the last Federal or State regulatory examination. Under Federal Reserve Board regulations, the amounts of loans or advances from the Bank to the parent company are also restricted.

NOTE 11 - OTHER OPERATING EXPENSE

Other operating expenses are summarized below:

	For the years ended
	December 31,
	2007	2006
Professional fees	$634,214	$470,927
Office supplies, forms, and stationery	327,537	275,028
Advertising	525,787	373,005
Employee education and conventions	53,282	65,239
Computer supplies and software amortization	493,674	441,276
Telephone	315,201	197,085
Directors fees	175,309	172,426
Other	3,579,944	2,931,849
Total	$6,104,948	$4,926,835

FIRST RELIANCE BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 12 - INCOME TAXES

Income tax expense is summarized as follows:

	For the years ended
	December 31,
	2007	2006
Currently payable
Federal	$1,534,994	$1,294,202
State	117,553	164,735
Total current	1,652,547	1,458,937
Deferred income taxes	(413,004)	(212,700)
Total income tax expense	$1,239,543	$1,246,237
Income tax expense is allocated as follows:
To continuing operations	$1,245,182	$1,182,796
To shareholders' equity	(5,639)	63,441
	$1,239,543	$1,246,237

The components of deferred tax assets and deferred tax liabilities are as follows:

	December 31,
	2007	2006
Deferred tax assets:
Allowance for loan losses	$1,532,913	$1,072,758
Organizational costs	-	1,202
Non-accrual interest	44,936	44,645
Unrealized loss on securities available for sale	705	-
Deferred compensation	122,868	51,555
Other	42,913	86,410
Total gross deferred tax assets	1,744,335	1,256,570
Deferred tax liabilities:
Accumulated depreciation	159,140	106,937
Prepaid expenses	88,657	67,603
Other	60,098	58,594
Total gross deferred tax liabilities	307,895	233,134
Net deferred tax asset recognized	$1,436,440	$1,023,436

Deferred tax assets represent the future tax benefit of deductible differences and, if it is more likely than not that a tax asset will not be realized, a valuation allowance is required to reduce the recorded deferred tax assets to net realizable value. As of December 31, 2007, management has determined that it is more likely than not that the total deferred tax asset will be realized and, accordingly, has not established a valuation allowance. Net deferred tax assets are included in other assets at December 31, 2007 and 2006.

FIRST RELIANCE BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 12 - INCOME TAXES - continued

A reconciliation between the income tax expense and the amount computed by applying the federal statutory rate of 34% to income before income taxes follows:

	For the years ended
	December 31,
	2007	2006
Tax expense at statutory rate	$1,293,599	$1,505,759
State income tax, net of federal income tax benefit	77,585	108,725
Tax-exempt interest income	(265,265)	(217,501)
Disallowed interest expense	43,884	31,004
Life insurance surrender value	(138,121)	(129,836)
Other, net	233,500	(115,355)
	$1,245,182	$1,182,796

The Company had analyzed the tax positions taken or expected to be taken in an its tax returns and concluded it has no liability related to uncertain tax positions in accordance with FIN 48.

NOTE 13 - RELATED PARTY TRANSACTIONS

Certain parties (principally certain directors and executive officers of the Company, their immediate families and business interests) were loan customers of and had other transactions in the normal course of business with the Company. Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than the normal risk of collectibility. As of December 31, 2007 and 2006, the Company had related party loans totaling $3,433,523 and $2,929,127, respectively. During 2007, $1,335,425 of advances were made to related parties and repayments totaled $831,029. As of December 31, 2007, all related party loans were current.

Deposits from directors and executive officers and their related interests totaled $4,591,514 and $4,324,992 at December 31, 2007 and 2006, respectively.

During 2005, the Company entered into a lease agreement with SP Financial LLC (the LLC), a limited liability company owned 50% each by two of the Bank's executive officers. The LLC obtained third party financing to purchase the property which is leased to the Bank. The debt related to this property is guaranteed by these officers but not by the Company. Additionally, the Company has no investment risk related to the property, and has a valid lease agreement which will remain in place even if an ownership transfer occurs. For these reasons the LLC is not considered a Variable Interest Entity under FIN 46(R), and its financial statements have not been consolidated with the Company’s. The lease has an initial five year term and is included in the total future rental payments discussed in Note 14. Total lease and tax payments to the LLC for December 31, 2007 and 2006 were $288,000 and $305,147.

NOTE 14 - COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, the Company may, from time to time, become a party to legal claims and disputes. At December 31, 2007, management and legal counsel are not aware of any pending or threatened litigation or unasserted claims or assessments that could result in losses, if any, that would be material to the consolidated financial statements.

The Company has entered into eight separate lease agreements for properties in West Columbia, Columbia, Florence, Charleston, Mount Pleasant and Lexington, South Carolina for branch banking and mortgage operations. The leases have various initial terms and expire on various dates. The lease agreements generally provide that the Bank is responsible for ongoing repairs and maintenance, insurance and real estate taxes. The leases also provide for renewal options and certain scheduled increases in monthly lease payments. Rental expenses recorded under leases for the years ended December 31, 2007 and 2006 were $645,353 and $528,230, respectively.

FIRST RELIANCE BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 14 - COMMITMENTS AND CONTINGENCIES - continued

The minimal future rental payments under non-cancelable operating leases having remaining terms in excess of one year, for each of the next five years in the aggregate are:

2008	$686,426
2009	659,567
2010	638,900
2011	617,253
2012 and thereafter	13,620,503
$16,222,649

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

	For the years ended
	December 31,
	2007	2006
Basic earnings per share:
Net income available to common shareholders	$2,559,520	$3,245,908
Average common shares outstanding - basic	3,466,008	3,388,457
Basic earnings per share	$0.74	$0.96
Diluted earnings per share:
Net income available to common shareholders	$2,559,520	$3,245,908
Average common shares outstanding - basic	3,466,008	3,388,457
Incremental shares from assumed conversion
of stock options	70,953	171,100
Average common shares outstanding - diluted	3,536,961	3,559,557
Diluted earnings per share	$0.72	$0.91

NOTE 16 - EQUITY INCENTIVE PLAN

The 2006 Equity Incentive Plan provides for the granting of dividend equivalent rights options, performance unit awards, phantom shares, stock appreciation rights and stock awards, each of which shall be subject to such conditions based upon continued employment, passage of time or satisfaction of performance criteria or other criteria as permitted by the plan. The plan allows granting up to 350,000 shares of stock, to officers, employees, and directors, consultants and service providers of the Company or its affiliates. Awards may be granted for a term of up to ten years from the effective date of grant. Under this Plan, our Board of Directors has sole discretion as to the exercise date of any awards granted. The per-share exercise price of incentive stock awards may not be less than the market value of a share of common stock on the date the award is granted. Any awards that expire unexercised or are canceled become available for re-issuance

The Company can issue the restricted shares as of the grant date either by the issuance of share certificate(s) evidencing restricted shares or by documenting the issuance in uncertificated or book entry form on the Company's stock records. Except as provided by the Plan, the employee does not have the right to make or permit to exist any transfer or hypothecation of any restricted shares. When restricted shares vest the employee must either pay the Company within two business days the amount of all tax withholding obligations imposed on the Company or make an election pursuant to Section 83(b) of the Internal Revenue Code to pay taxes at grant date.

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

During 2007 we issued 12,987 shares of restricted stock pursuant to the 2006 Equity Incentive Plan. The shares cliff vest in three years and are fully vested on January 19, 2010. The weighted-average market value of restricted stock issued during 2007 was $13.99. Total compensation cost associated with this issuance was $178,574 for the year ended December 31, 2007, of which there was $42,747 compensation expense recognized in 2007 and $135,827 of total unrecognized compensation cost related to nonvested share based compensation. The remaining cost is expected to be recognized over a weighted-average period of 2.25 years. During 2007 there were 1,287 restricted shares forfeited with a weighted-average exercise price of $14.91 and 2,276 restricted shares exercised with a weighted-average exercise price of $14.86.

During 2007 we also granted 62,481 Stock Appreciation Rights ("SARs") under the 2006 Equity Incentive Plan. The SARs entitle the participant to receive the excess of (1) the market value of a specified or determinable number of shares of the stock at the exercise date over the fair value at grant date or (2) a specified or determinable price which may not in any event be less than the fair market value of the stock at the time of the award. Upon exercise, the Company can elect to settle the awards using either Company stock or cash. The compensation costs are classified as liabilities. The shares start vesting after five years and vest at 20% per year until fully vested.

A summary of the status of the Company's SARs as of December 31, 2007 is presented below:

		Weighted-
		Average
		Exercise
	Shares	Price
Outstanding at January 1	45,501	$14.87
Granted	62,481	15.00
Exercised	-
Forfeited	(14,001)	14.94
Outstanding at December 31, 2007	93,981	14.95

At December 31, 2007, we had 235,044 stock awards available for grant under the 2006 Equity Incentive Plan.
		Weighted-Average
		Exercise
	Shares	Price
Outstanding at January 1	-	$-
Granted	45,774	14.87
Exercised	-	-
Forfeited	(273)	14.85
Outstanding at December 31, 2006	45,501	14.87

FIRST RELIANCE BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 16 - EQUITY INCENTIVE PLAN - continued

The Company measures compensation cost based on the fair value of SARs awards on the date of grant using the Black-Scholes option pricing model using the following assumptions: the risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant; the dividend yield is based on the Company's dividend yield at the time of the grant subject to adjustment if the dividend yield on the grant date is not expected to approximate the dividend yield over the expected life of the options; the volatility factor is based on the historical volatility of the Company's stock (subject to adjustment if historical volatility is reasonably expected to differ from the past); the weighted-average expected life is based on the historical behavior of employees related to exercises, forfeitures and cancellations. These assumptions are summarized in the table following:

In calculating the pro forma disclosures for 2005, and the stock appreciation rights granted in 2007, and 2006, the fair value of options granted is estimated as of the date granted using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2007	2006
Dividend yield	0.00%	0.00%
Expected volatility	26.00%	20.0%
Risk-free interest rate	4.78%	4.38%
Expected life	10 years	10 years

Compensation expense associated with the SARs grant was $43,397 for the year ended December 31, 2007. The grant date per share weighted average fair value of the SARs granted during 2007 was $15.00. As of December 31, 2007, there was $411,207 of total unrecognized compensation cost related to nonvested SARs. The cost is expected to be recognized over a weighted-average period of 9.06 years.

NOTE 17 - STOCK COMPENSATION PLAN

On June 19, 2003, the Company established the 2003 First Reliance Bank Employee Stock Option Plan (Stock Plan) that provides for the granting of options to purchase up to 250,000 shares of the Company’s common stock to directors, officers, or employees of the Company. This plan was preceded by the 1999 First Reliance Bank Employee Stock Option Plan, which provided for the granting of options to purchase up to 238,000 shares of the Company’s common stock to directors, officers, or employees of the Company. The per-share exercise price of incentive stock options granted under the Stock Plan may not be less than the fair market value of a share on the date of grant. The per-share exercise price of stock options granted is determined by the Board of Directors. The expiration date of any option may not be greater than ten years from the date of grant. Options that expire unexercised or are canceled become available for reissuance. At December 31, 2007, there were no options available for grant under the 2003 plan and no options available for grant under the 1999 plan. In 2005, the Company accelerated vesting of all options outstanding at the end of that year.

The decision to accelerate vesting in 2005 of the 2003 plan-related options avoided recognition of pre-tax compensation expense by the Company upon the adoption of SFAS 123(R). In the Company’s view, the future compensation expense could outweigh the incentive and retention value associated with the stock options. The future pre-tax compensation expense that was or will be avoided, based upon the effective date of January 1, 2006, is approximately $419,263 and $108,981 in fiscal years 2006 and 2007, respectively. The Company believes that the acceleration of vesting stock options meets the criteria for variable accounting under FIN No. 44. Based upon past experience, the Company believes the grantees of these stock options will remain as an employee of the Company.

FIRST RELIANCE BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE 17 - STOCK COMPENSATION PLAN - continued

A summary of the status of the Company’s 2003 stock option plan as of December 31, 2007 and 2006, and changes during the period is presented below:

	2007		2006
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding at beginning of year	321,992	$7.95	400,363	$7.75
Granted	-	-	-
Exercised	(43,145)	5.56	(78,371)	6.94
Forfeited	-	-
Expired	-		-
Outstanding at end of year	278,847	8.32	321,992	7.95

The total intrinsic value of options exercised during December 31, 2007 and 2006 was $375,627 and $678,693, respectively.

The following table summarizes information about stock options outstanding under the Company’s plan at December 31, 2007:
	Outstanding	Exercisable
Number of options	278,847	278,846
Weighted average remaining life	4.99	4.99
Weighted average exercise price	$8.32	$8.32

The aggregate intrinsic value of options outstanding at December 31, 2007 was $731,057.

The Company measures the fair value of each option award on the date of grant using the Black-Scholes option pricing model with the following assumptions: the risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant; the dividend yield is based on the Company's dividend yield at the time of the grant (subject to adjustment if the dividend yield on the grant date is not expected to approximate the dividend yield over the expected life of the options); the volatility factor is based on the historical volatility of the Company's stock (subject to adjustment if historical volatility is reasonably expected to differ from the past); the weighted-average expected life is based on the historical behavior of employees related to exercises, forfeitures and cancellations. These assumptions are summarized in a table appearing in Note 16 to these financial statements.

No stock options have been granted since June 2005. The Company received $239,746 and $544,138 as a result of stock option exercises during the years ended December 31, 2007 and 2006, respectively. In accordance with SFAS 123(R), the amounts received upon exercise will be included as a financing activity in the accompanying statements of cash flows for the period subsequent to the adoption of SFAS 123(R), and is reported as an operating activity in periods prior to its adoption.

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

NOTE 18 - REGULATORY MATTERS - continued

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

The following table summarizes the capital amounts and ratios of the Company and the Bank and the regulatory minimum requirements.
					To Be Well-
			Minimum Requirement		Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2007
The Company
Total capital (to risk-weighted assets)	$52,586	10.29%	$40,883	8.00%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	47,315	9.26%	20,438	4.00%	N/A	N/A
Tier 1 capital (to average assets)	47,315	9.46%	20,006	4.00%	N/A	N/A
The Bank
Total capital (to risk-weighted assets)	$53,824	10.53%	$40,877	8.00%	$51,096	10.00%
Tier 1 capital (to risk-weighted assets)	48,554	9.50%	20,438	4.00%	30,658	6.00%
Tier 1 capital (to average assets)	48,554	8.85%	21,945	4.00%	27,445	5.00%

December 31, 2006
The Company
Total capital (to risk-weighted assets)	$48,458	12.45%	$31,149	8.00%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	44,456	11.42%	15,575	4.00%	N/A	N/A
Tier 1 capital (to average assets)	44,456	9.90%	17,968	4.00%	N/A	N/A
The Bank
Total capital (to risk-weighted assets)	$46,444	11.86%	4 31,333	8.00%	$39,166	10.00%
Tier 1 capital (to risk-weighted assets)	42,442	10.84%	15,666	4.00%	23,500	6.00%
Tier 1 capital (to average assets)	42,442	9.45%	17,968	4.00%	22,460	5.00%

NOTE 19 - UNUSED LINES OF CREDIT

As of December 31, 2007, the Company had unused lines of credit to purchase federal funds from unrelated companies totaling $37,000,000. These lines of credit are available on a one to fourteen day basis for general corporate purposes. The Company also has a line of credit to borrow funds from the Federal Home Loan Bank of up to $177,511,264. As of December 31, 2007 and 2006, the Company had borrowed $69,000,000 and $28,500,000, respectively, on this line. Additionally, the Company has the ability to buy brokered time deposits at December 31, 2007.

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

Off-Balance-Sheet Financial Instruments - Fair values of off-balance sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing.

FIRST RELIANCE BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE 20 - FAIR VALUE OF FINANCIAL INSTRUMENTS - continued

The carrying values and estimated fair values of the Company’s financial instruments were as follows:

	December 31,
	2007		2006
	Carrying	Estimated Fair	Carrying	Estimated Fair
	Amount	Value	Amount	Value
Financial Assets:
Cash and due from banks	$7,164,650	$7,164,650	$17,328,075	$17,328,075
Federal funds sold	-	-	14,135,000	14,135,000
Securities available-for-sale	58,580,313	58,580,313	35,931,271	35,931,271
Nonmarketable equity securities	3,930,400	3,930,400	2,187,600	2,187,600
Loans, including loans held for sale	487,738,540	481,470,000	360,123,046	350,547,000
Accrued interest receivable	3,092,767	3,092,767	2,464,531	2,464,531
Financial Liabilities:
Demand deposit, interest-bearing
transaction, and savings accounts	$168,812,402	$168,812,402	$154,182,263	$154,182,263
Certificates of deposit	280,685,313	280,593,000	218,755,820	219,450,000
Securities sold under agreements to repurchase	7,927,754	7,927,754	8,120,014	8,120,014
Advances from Federal Home Loan Bank	69,000,000	69,000,000	28,500,000	28,465,000
Federal Funds Purchased	13,359,000	13,359,000	-	-
Note payable	3,000,000	3,000,000	-	-
Junior subordinated debentures	10,310,000	10,310,000	10,310,000	10,310,000
Accrued interest payable	767,577	767,577	766,276	766,276

	Notional	Estimated Fair	Notional	Estimated Fair
	Amount	Value	Amount	Value
Off-Balance-Sheet Financial Instruments:
Commitments to extend credit	$76,545,909	$-	$67,370,404	$-
Standby letters of credit	2,721,249	-	3,543,270	-

NOTE 21 - SUBSEQUENT EVENTS

On November 10, 2007, the Bank entered into a contract to purchase approximately 1.37 acres of land located in North Charleston, South Carolina. The purchase price for the property was $1,400,000. The contract included an inspection period of ninety days from the effective date in which the Banj had the right to terminate the contract. The purchase of this property closed on March 10, 2008.

FIRST RELIANCE BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE 22 - FIRST RELIANCE BANCSHARES, INC. (PARENT COMPANY ONLY)

Condensed Balance Sheets

	December 31,
	2007	2006
Assets
Cash	$665,117	$923,308
Investment in banking subsidiary	48,530,277	42,389,421
Marketable Investments	251,650	311,505
Nonmarketable equity securities	-	100,000
Investment in trust	310,000	310,000
Other assets	773,761	499,301
Total assets	$50,530,805	$44,533,535
Liabilities
Accounts payable	$192,901	$130,272
Note payable	3,000,000	-
Junior subordinated debentures	10,310,000	10,310,000
Total liabilities	13,502,901	10,440,272
Shareholders’ equity	37,027,904	34,093,263
Total liabilities and shareholders’ equity	$50,530,805	$44,533,535

Condensed Statements of Income

	December 31,
	2007	2006
Income	$21,533	$24,623
Expenses	850,585	755,001
Loss before income taxes and equity in undistributed earnings of banking subsidiary	(829,052)	(730,378)

Income tax benefit	276,275	315,501
Income before equity in undistributed earning of banking subsidiary	(552,777)	(414,877)
Equity in undistributed earnings of banking subsidiary	3,112,297	3,660,785
Net income	$2,559,520	$3,245,908

FIRST RELIANCE BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE 22 - FIRST RELIANCE BANCSHARES, INC. (PARENT COMPANY ONLY) - continued
Condensed Statements of Cash Flows

	December 31,
	2007	2006
Cash flows from operating activities
Net income	$2,559,520	$3,245,908
Adjustments to reconcile net income to net cash provided by operating activities:
Increase in other assets	(276,960)	(441,960)
Increase in other liabilities	82,980	65,476
Equity in undistributed earnings of banking subsidiary	(3,112,297)	(3,660,785)
Net cash used by operating activities	(746,757)	(791,361)
Cash flows from investing activities
Purchase of nonmarketable equity securities		(100,000)
Investment in banking subsidiary	(3,000,000)
Proceeds on sale of non marketable securities	102,500	-
Net cash used by investing activities	(2,897,500)	(100,000)
Cash flows from financing activities
Proceeds from exercise of stock options	239,746	544,138
Issuance of shares to ESOP	198,380	472,747
Sale of treasury stock	(145,198)	9,896
Issuance of restricted stock	76,379	33,632
Issuance of shares to Advisory Board	16,759	15,025
Proceeds from note payable	3,000,000	-
Net cash provided (used) by financing activities	3,386,066	1,075,438
(Decrease) increase in cash	(258,191)	184,077
Cash and cash equivalents, beginning of year	923,308	739,231
Cash and cash equivalents, ending of year	$665,117	$923,308

FIRST RELIANCE BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE 23 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The tables below represent the quarterly results of operations for the years ended December 31, 2007 and 2006, respectively:
	December 31, 2007
	Fourth	Third	Second	First
Total interest and fee income	$10,097,678	$9,708,594	$9,318,103	$8,416,112
Total interest expense	4,740,765	5,011,381	4,653,632	4,027,431
Net interest income	5,356,913	4,697,213	4,664,471	4,388,681
Provision for loan losses	773,702	408,962	325,202	135,234
Net interest income after provisions for loan losses	4,583,211	4,288,251	4,339,269	4,253,447
Other income	1,420,328	1,264,500	1,423,726	1,193,185
Other expense	5,344,626	4,624,605	4,486,802	4,505,242
Income before income tax expense	658,913	928,208	1,276,193	941,390
Income tax expense	299,182	343,331	368,486	234,183
Net income	$359,731	$584,877	$907,708	$707,207
Basic income per common share	$.10	$.17	$.26	$.21
Diluted income per common share	$.10	$.17	$.26	$.20

	December 31, 2006
	Fourth	Third	Second	First
Total interest and fee income	$8,571,562	$8,484,778	$7,635,918	$7,024,327
Total interest expense	4,001,265	3,938,100	3,258,676	3,015,658
Net interest income	4,570,297	4,546,678	4,377,242	4,008,669
Provision for loan losses	224,500	477,205	440,501	250,285
Net interest income after provisions for loan losses	4,345,797	4,069,473	3,936,741	3,758,384
Other income	1,166,574	1,232,896	1,252,768	938,455
Other expense	4,340,612	4,024,389	4,022,098	3,885,285
Income before income tax expense	1,171,759	1,277,980	1,167,411	811,554
Income tax expense	187,382	413,068	344,495	237,851
Net income	$984,377	$864,912	$822,916	$573,703
Basic income per common share	$.30	$.25	$.24	$.17
Diluted income per common share	$.27	$.25	$.23	$.16

FIRST RELIANCE BANCSHARES, INC. AND SUBSIDIARY
Corporate Data

ANNUAL MEETING:

The annual meeting of Shareholders of First Reliance Bancshares, Inc. and Subsidiary will be held at First Reliance Bank on June 19, 2008.

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

High and Low Stock Price Information for First Reliance Bancshares, Inc. and Subsidiary

	2007		2006		2005
Applicable Period	High	Low	High	Low	High	Low
First Quarter	$15.60	$14.75	$16.60	$14.60	$14.25	$12.51
Second Quarter	$15.00	$14.00	$19.50	$16.35	$14.00	$12.00
Third Quarter	$13.75	$12.00	$17.00	$16.60	$14.25	$13.10
Fourth Quarter	$12.85	$9.85	$17.25	$15.60	$16.00	$13.00

FIRST RELIANCE BANCSHARES, INC. AND SUBSIDIARY
Corporate Data - continued

As of March 8, 2004, the Company's common stock began trading in the over-the-counter market under the symbol FSRL. The development of an active secondary market requires the existence of an adequate number of willing buyers and sellers. The Company’s current reported average daily trading volume is approximately 2,137 shares. This level of trading volume in the secondary market for the Company's common stock may materially impact a shareholder's ability to promptly sell a large block of the Company’s common stock at a price acceptable to the selling shareholder. According to the Company's transfer agent, there are approximately 1,308 shareholders of record as of January 1, 2007.

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

Shareholders may obtain, without charge, a copy of the Company’s Annual Report filed with the Securities and Exchange Commission on Form 10-K for the period ended December 31, 2007. Written requests should be addressed to Jeffrey A. Paolucci, 2170 W. Palmetto Street, Florence, South Carolina 29501.

FIRST RELIANCE BANCSHARES, INC. AND SUBSIDIARY
Corporate Data - continued

EXECUTIVE OFFICERS OF FIRST RELIANCE BANCSHARES, INC. AND SUBSIDIARY

F. R. Saunders, Jr.
President and Chief Executive Officer

Jeffrey A. Paolucci
Senior Vice President, Chief Financial and Operating Officer and Secretary

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

Paul C. Saunders
Senior Vice President of First Reliance Bancshares, Inc. and First Reliance Bank

A. Dale Porter
Senior Branch Administration Manager, First Reliance Bank

Leonard A. Hoogenboom
Chairman of the Board of Directors of First Reliance Bancshares, Inc.; Owner and Chief Executive Officer of Hoogenboom, CPA, PA

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