Form 10-Q
period 2008-03-31
FIRST RELIANCE BANCSHARES INC
filed 2008-05-15
CIK 1172102

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.

(Mark One)	FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008

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

3,513,324 shares of common stock, par value $0.01 per share, as of May 1, 2008

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒ Yes   ☐ No.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes    ☒ No.

FIRST RELIANCE BANCSHARES, INC.

INDEX

Page No.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets - March 31, 2008 and December 31, 2007	3

Condensed Consolidated Statements of Income - Three months ended March 31, 2008 and 2007	4

Condensed Consolidated Statements of Shareholders’ Equity and Comprehensive Income - Three months ended March 31, 2008 and 2007	5

Condensed Consolidated Statements of Cash Flows - Three months ended March 31, 2008 and 2007	6

Notes to Condensed Consolidated Financial Statements	7-11

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12-30

Item 3. Quantitative and Qualitative Disclosure About Market Risk	31

Item 4T. Controls and Procedures	31

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	32

Item 1A.Risk Factors	32

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	32

Item 3. Defaults Upon Senior Securities	32

Item 4. Submission of Matters to a Vote of Securities Holders	32

Item 5. Other Information	32

Item 6. Exhibits	32

FIRST RELIANCE BANCSHARES, INC.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2008	2007
	(Unaudited)	(Audited)
Assets
Cash and cash equivalents:
Cash and due from banks	$7,929,684	$7,164,650

Securities available-for-sale	57,630,118	58,580,313
Nonmarketable equity securities	4,372,200	3,930,400
Total investment securities	62,002,318	62,510,713
Loans held for sale	18,403,137	19,600,850
Loans receivable	473,069,194	468,137,690
Less allowance for loan losses	(5,539,601)	(5,270,607)

Loans, net	467,529,593	462,867,083
Premises and equipment, net	23,713,588	22,233,746
Accrued interest receivable	2,977,560	3,092,767
Other real estate owned	327,950	196,950
Cash surrender value life insurance	10,662,027	10,540,273
Other assets	4,047,044	3,497,180

Total assets	$597,592,901	$591,704,212
Liabilities and Shareholders’ Equity
Liabilities
Deposits
Noninterest-bearing transaction accounts	$45,178,443	$43,542,528
Interest-bearing transaction accounts	31,058,228	39,450,393
Savings	90,229,421	85,819,481
Time deposits $100,000 and over	185,683,283	169,825,252
Other time deposits	97,861,715	110,860,061

Total deposits	450,011,090	449,497,715
Securities sold under agreement to repurchase	7,858,845	7,927,754
Federal funds purchased	11,482,000	13,359,000
Advances from Federal Home Loan Bank	73,500,000	69,000,000
Note payable	3,000,000	3,000,000
Junior subordinated debentures	10,310,000	10,310,000
Accrued interest payable	684,067	767,577
Other liabilities	2,960,384	814,262

Total liabilities	559,806,386	554,676,308
Shareholders’ Equity
Common stock, $0.01 par value; 20,000,000 shares authorized, 3,513,174 and 3,494,646 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	35,132	34,946
Nonvested restricted stock	(273,344)	(152,762)
Capital surplus	26,047,924	25,875,012
Treasury stock (10,571 shares at cost at December 31, 2007)	(156,975)	(145,198)
Retained earnings	12,039,496	11,417,275
Accumulated other comprehensive income	94,282	(1,369)

Total shareholders’ equity	37,786,515	37,027,904

Total liabilities and shareholders’ equity	$597,592,901	$591,704,212

See notes to condensed consolidated financial statements.

FIRST RELIANCE BANCSHARES, INC.

Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
Interest income
Loans, including fees	$9,099,475	$7,892,673
Investment securities
Taxable	346,384	234,334
Nontaxable	327,610	170,141
Federal funds sold	1,893	78,659
Other interest income	51,290	40,305

Total	9,826,652	8,416,112
Interest expense
Time deposits over $100,000	2,037,053	1,392,470
Other deposits	1,902,095	2,187,668
Other interest expense	919,520	447,293

Total	4,858,668	4,027,431
Net interest income	4,967,984	4,388,681

Provision for loan losses	501,603	135,234

Net interest income after provision for loan losses	4,466,381	4,253,447

Noninterest income
Service charges on deposit accounts	437,135	442,670
Gain on sale of mortgage loans	559,384	470,242
Brokerage fees	50,330	40,860
Income from bank owned life insurance	121,754	100,740
Other charges, commissions and fees	113,272	77,762
Gain on securities available for sale	-	1,021
Gain (loss) on sale of other real estate	-	9,365
Gain on sale of fixed assets	-	14,415
Other non-interest income	49,919	36,110

Total	1,331,794	1,193,185
Noninterest expenses
Salaries and benefits	2,944,751	2,595,775
Occupancy expense	339,703	337,396
Furniture and equipment expense	212,959	190,661
Other operating expenses	1,236,983	1,381,410

Total	4,734,396	4,505,242
Income before taxes	1,063,779	941,390

Income tax provision	237,656	234,183

Net income	$826,123	$707,207

Basic earnings per share	$0.24	$0.21

Diluted earnings per share	$0.23	$0.20

See notes to condensed consolidated financial statements.

FIRST RELIANCE BANCSHARES, INC.

Condensed Consolidated Statements of Shareholders’ Equity and Comprehensive Income
For the Three Months Ended March 31, 2008 and 2007
(Unaudited)

	Common Stock		Capital	Non- vested restricted	Treasury	Retained	Accumulated other comprehensive
	Shares	Amount	surplus	stock	stock	earnings	income	Total
Balance, December 31, 2006	3,424,878	$34,249	$25,257,814	$(66,131)	$-	$8,857,755	$9,576	$34,093,263

Net income						707,208		707,208

Other comprehensive gain, net of tax expense of $18,200							35,330	35,330

Comprehensive income								742,538

Issuance of shares to 404c plan	9,750	97	143,715					143,812

Non- vested restricted stock	4,002	40	59,996	(46,815)				13,220

Exercise of stock options	21,000	210	106,375					106,585

Balance, March 31, 2007	3,459,630	$34,596	$25,567,900	$(112,946)	$-	$9,564,963	$44,906	$35,099,419

Balance, December 31, 2007	3,494,646	$34,946	$25,875,012	$(152,762)	$(145,198)	$11,417,275	$(1,369)	$37,027,904

Adjustment to reflect the cumulative-effect of change accounting for Life insurance arrangements					(203,902)			(203,902)

Balance, December 31, 2007	3,494,646	34,946	25,875,012	(152,762)	(145,198)	11,213,373	(1,369)	36,824,002

Net income						826,123		826,123

Other comprehensive gain, net of tax expense of 49,275							95,651	95,651

Comprehensive income								921,774

Non- vested restricted stock	14,009	141	22,455	(120,582)				(97,986)

Purchase of treasury stock					(11,777)			(11,777)

Exercise of stock options	4,500	45	150,457					150,502

Balance, March 31, 2008	3,513,155	$35,132	$26,047,924	$(273,344)	$(156,975)	$12,039,496	$94,282	$37,786,515

See notes to condensed consolidated financial statements.

FIRST RELIANCE BANCSHARES, INC.

Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Three Months Ended
	March 31,
	2008	2007
Cash flows from operating activities:
Net income	$826,123	$707,207
Adjustments to reconcile net income to net cash used by operating activities:
Provision for loan losses	501,603	135,234
Depreciation and amortization expense	287,706	170,029
Gain on sale of equipment	-	(14,415)
Gain on sale of OREO	-	(9,365)
Gain on sale of available-for-sale securities	-	(1,021)
Discount accretion and premium amortization	7,274	14,806
Deferred income tax benefit	(559,154)	(322,596)
Decrease in interest receivable	115,207	190,223
Decrease in interest payable	(83,510)	(16,351)
Disbursements for loans held for sale	(36,572,893)	(33,444,353)
Proceeds from loans held for sale	37,770,606	31,976,592
Restricted Stock	(97,986)	13,221
Increase in other assets	(172,313)	(418,985)
Increase (decrease) in other liabilities	1,892,946	(78,077)

Net cash provided (used) by operating activities	3,915,609	(1,097,851)
Cash flows from investing activities:
Purchases of securities available-for-sale	-	(1,410,755)
Sale of securities available-for-sale	-	1,258,870
Net increase in loans receivable	(5,365,863)	(23,506,685)
Maturities of securities available-for-sale	1,087,846	478,138
Sales of other real estate owned	0	516,205
Purchase of non marketable equity securities	(441,800)	(407,300)
Proceeds on sale of nonmarketable equity securities	0	814,500
Proceeds from disposal of premises, furniture, and equipment	0	38,066
Purchases of premises and equipment	(1,636,950)	(1,914,422)

Net cash used by investing activities	(6,356,767)	(24,133,383)
Cash flows from financing activities:
Net increase (decrease) in demand deposits, interest-bearing transaction accounts and savings accounts	(2,346,309)	6,560,928
Net increase in certificates of deposit and other time deposits	2,859,685	28,813,129
Net increase (decrease) in securities sold under agreements to repurchase	(68,909)	551,310
Increase (decrease) in advances from the Federal Home Loan Bank	4,500,000	(9,500,000)
Proceeds from issuance of shares to ESOP	150,502	143,812
Decrease in Fed Funds Purchased	(1,877,000)
Sale of treasury stock	(11,777)	-
Proceeds from the exercise of stock options		106,585
Net cash provided by financing activities	3,206,192	26,675,764
Net increase in cash and cash equivalents	765,034	1,444,530

Cash and cash equivalents, beginning	7,164,650	31,463,075

Cash and cash equivalents, end	$7,929,684	$32,907,605

Cash paid during the period for:
Income taxes	$403,499	$12,383

Interest	$4,942,178	$4,043,782

See notes to condensed consolidated financial statements.

FIRST RELIANCE BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements

Note 1 - Basis of Presentation

The accompanying financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit certain disclosures, which would appear in audited annual financial statements. The financial statements as of March 31, 2008 and for the interim periods ended March 31, 2008 and 2007 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. The financial information as of December 31, 2007 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in First Reliance Bancshares, Inc.’s 2007 audited financial statements in Form 10-K.

Note 2 - Recently Issued Accounting Pronouncements

The following is a summary of recent authoritative pronouncements:

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” (“SFAS 141(R)”) which replaces SFAS 141. SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS 141(R) is effective for acquisitions by the Company taking place on or after January 1, 2009. Early adoption is prohibited. Accordingly, a calendar year-end company is required to record and disclose business combinations following existing accounting guidance until January 1, 2009. The Company will assess the impact of SFAS 141(R) if and when a future acquisition occurs.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Before this statement, limited guidance existed for reporting noncontrolling interests (minority interest). As a result, diversity in practice exists. In some cases minority interest is reported as a liability and in others it is reported in the mezzanine section between liabilities and equity. Specifically, SFAS 160 requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financials statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interests. SFAS 160 is effective for the Company on January 1, 2009. Earlier adoption is prohibited. The Company is currently evaluating the impact, if any, the adoption of SFAS 160 will have on its financial position, results of operations and cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improving the transparency of financial reporting. It is intended to enhance the current disclosure framework in SFAS 133 by requiring that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. This disclosure better conveys the purpose of derivative use in terms of the risks that the entity is intending to manage. SFAS 161 is effective for the Company on January 1, 2009. This pronouncement does not impact accounting measurements but will result in additional disclosures if the Company is involved in material derivative and hedging activities at that time.

In February 2008, the FASB issued FASB Staff Position No. 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions” (“FSP 140-3”).  This FSP provides guidance on accounting for a transfer of a financial asset and the transferor’s repurchase financing of the asset.  This FSP presumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement (linked transaction) under SFAS No. 140. However, if certain criteria are met, the initial transfer and repurchase financing are not evaluated as a linked transaction and are evaluated separately under Statement 140.  FSP 140-3 will be effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years and earlier application is not permitted. Accordingly, this FSP is effective for the Company on January 1, 2009.  The Company is currently evaluating the impact, if any, the adoption of FSP 140-3 will have on its financial position, results of operations and cash flows.

FIRST RELIANCE BANCSHARES, INC.

Notes to Condensed Consolidated Financial Statements

In April 2008, the FASB issued FASB Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), “Business Combinations,” and other U.S. generally accepted accounting principles. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and early adoption is prohibited. Accordingly, this FSP is effective for the Company on January 1, 2009. The Company does not believe the adoption of FSP 142-3 will have a material impact on its financial position, results of operations or cash flows.

Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) which provides a framework for measuring and disclosing fair value under generally accepted accounting principles. SFAS 157 requires disclosures about the fair value of assets and liabilities recognized in the balance sheet in periods subsequent to initial recognition, whether the measurements are made on a recurring basis (for example, available-for-sale investment securities) or on a nonrecurring basis (for example, impaired loans).

SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1
Quoted prices in active markets for identical assets or liabilities. Level 1 assets and liabilities include debt and equity securities and derivative contracts that are traded in an active exchange market, as well as U.S. Treasury, other U.S. Government and agency mortgage-backed debt securities that are highly liquid and are actively traded in over-the-counter markets.

Level 2
Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets and liabilities include debt securities with quoted prices that are traded less frequently than exchange-traded instruments and derivative contracts whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. This category generally includes certain derivative contracts and impaired loans.

Level 3
Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. For example, this category generally includes certain private equity investments, retained residual interests in securitizations, residential mortgage servicing rights, and highly-structured or long-term derivative contracts.

The Company has no liabilities carried at fair value or measured at fair value on a nonrecurring basis.

FIRST RELIANCE BANCSHARES, INC.

Notes to Condensed Consolidated Financial Statements

The Company is predominantly an asset based lender with real estate serving as collateral on a substantial majority of loans. Loans which are deemed to be impaired are primarily valued nonrecurring basis at the fair values of the underlying real estate collateral. Such fair values are obtained using independent appraisals, which the Company considers to be level 2 inputs. The aggregate carrying amount of impaired loans at March 31, 2008 was $3,608,197.

FASB Staff Position No. FAS 157-2 delays the implementation of SFAS 157 until the first quarter of 2009 with respect to goodwill, other intangible assets, real estate and other assets acquired through foreclosure and other non-financial assets measured at fair value on a nonrecurring basis.

The Company has no assets or liabilities whose fair values are measured using level 3 inputs.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Note 3 - Equity Incentive Plan

During the first quarter of 2008, the Company granted no stock appreciation rights. The Company granted 62,481 stock appreciation rights during the same period of 2007. A stock appreciation right entitles an individual to receive the excess of the fair market value from the grant date to the exercise date in a settlement of Company stock. The Company has funded the liability through charges to earnings. The accrued liability for the stock appreciation rights at March 31, 2008 was $120,451.

A summary of the status of the Company's stock appreciation rights as of the three months ended March 31, 2008 is presented below:

Three months ended
March 31, 2008

Shares
Outstanding at January 1	93,981
Granted	-
Exercised	-
Forfeited	-

Outstanding at March 31, 2008	93,981

During the three months ended March 31, 2008, the Company granted 14,009 shares of restricted stock, pursuant to the 2006 Equity Incentive Plan. The Company granted 4,002 shares of restricted stock during the same period of 2007. The shares “cliff” vest in three years and are fully vested on March 28, 2010. The weighted average fair value of restricted stock granted in three months ended March 31, 2008 was $14.16. Compensation cost associated with the grant was $30,015 for the three months ended March 31, 2008.

FIRST RELIANCE BANCSHARES, INC.

Notes to Condensed Consolidated Financial Statements

Note 3 - Equity Incentive Plan, continued

A summary of the status of the Company's restricted stock as of the three months ended March 31, 2008 is presented below:

Three months ended
March 31, 2008

Shares

Outstanding at January 1	16,195
Granted	14,009
Exercised	1,819
Forfeited	-

Outstanding at March 31, 2008	28,385

Note 4 - Stock Compensation Plan

On June 19, 2003, the Company established the 2003 First Reliance Bank Employee Stock Option Plan (Stock Plan) that provides for the granting of options to purchase up to 250,000 shares of the Company’s common stock to directors, officers, or employees of the Company. This plan was preceded by the 1999 First Reliance Bank Employee Stock Option Plan, which provided for the granting of options to purchase up to 238,000 shares of the Company’s common stock to directors, officers, or employees of the Company. The per-share exercise price of incentive stock options granted under the Stock Plan may not be less than the fair market value of a share on the date of grant. The per-share exercise price of stock options granted is determined by the Board of Directors. The expiration date of any option may not be greater than ten years from the date of grant. Options that expire unexercised or are canceled become available for reissuance. At March 31, 2008, there were no options available for grant under the 2003 plan and no options available for grant under the 1999 plan.

A summary of the status of the Company’s stock option plan as of the three months ended March 31, 2008 changes during the period is presented below:

	Three months ended
	March 31, 2008
	Shares	Average Exercise Price
Outstanding at January 1	278,847	$8.32
Granted	-
Exercised	4,500	5.00
Forfeited	2,500	11.00

Outstanding at March 31, 2008	271,846	$8.35

FIRST RELIANCE BANCSHARES, INC.

Notes to Condensed Consolidated Financial Statements

Note 5 - Earnings Per Share

A reconciliation of the numerators and denominators used to calculate basic and diluted earnings per share for the three month periods ended March 31, 2008 and 2007 are as follows:

	Three Months Ended March 31, 2008
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per share
Income available to common shareholders	$826,123	3,494,862	$0.24
Effect of dilutive securities
Stock options		35,533
Non-vested restricted stock	-	6,466
Diluted earnings per share
Income available to common shareholders plus assumed conversions	$826,123	3,452,863	$0.24

	Three Months Ended March 31, 2007
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic earnings per share
Income available to common shareholders	$707,207	3,432,022	$0.21
Effect of dilutive securities
Stock options		117,374
Non-vested restricted stock	-	193
Diluted earnings per share
Income available to common shareholders plus assumed conversions	$707,207	3,549,589	$0.20

Note 6 - Comprehensive Income

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

The components of other comprehensive income and related tax effects are as follows:

	Pre-tax	Tax	Net-of-tax
	Amount	Benefit	Amount
For the Quarter Ended March 31, 2008:
Unrealized gains on securities available-for-sale	$144,926	$49,275	$95,651
Reclassification adjustment for gains (losses) realized in net income	-	-	-
	$144,926	$49,275	$95,651
For the Quarter Ended March 31, 2007:
Unrealized gains on securities available-for-sale	$54,551	$18,547	$36,004
Reclassification adjustment for gains realized in net income	1,021	347	674
	$53,531	$18,200	$35,330

Note 7 - Reclassifications

Certain captions and amounts in the March 31, 2007 10-Q were reclassified to conform with the March 31, 2008 presentation.

FIRST RELIANCE BANCSHARES, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

The following discussion of financial condition as of March 31, 2008 compared to December 31, 2007, and the results of operations for the three months ended March 31, 2008 compared to the three months ended March 31, 2007 should be read in conjunction with the condensed financial statements and accompanying footnotes appearing in this report.

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

On June 30, 2005 the Company formed First Reliance Capital Trust I (the “Trust”) for the purpose of issuing trust preferred securities, which enable the Company to obtain Tier 1 capital on a consolidated basis for regulatory purposes. On July 1, 2005, the Company closed a private offering of $10,000,000 of floating rate preferred securities offered and sold by the Trust. The proceeds from such issuance, together with the proceeds from a related issuance of common securities of the Trust purchased by the Company in the amount of $310,000, were invested by the Trust in floating rate Junior Subordinated Notes issued by the Company (the “Notes”) totaling $10.3 million. The Notes are due and payable on November 23, 2035 and may be redeemed by the Company after five years, and sooner in certain specific events, including in the event that certain circumstances render the Notes ineligible for treatment as Tier 1 capital, subject to prior approval by the Federal Reserve Board, if then required. The Notes presently qualify as Tier 1 capital for regulatory reporting. The sole assets of the Trust are the Notes. The Company owns 100% of the common securities of the Trust. The Notes are unsecured and rank junior to all senior debt of the Company. For the quarter ended March 31, 2008, the floating rate preferred securities and the Notes had an annual interest rate of 5.93%. This interest rate is fixed until August 23, 2010, when the interest rate will adjust quarterly. After August 23, 2010, the interest rate will equal three-month LIBOR plus 1.83%.

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

Critical Accounting Policies

We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements. Our significant accounting policies are described in the notes to the consolidated financial statements at December 31, 2007 as filed on our annual report on Form 10-K. Certain accounting policies involve significant judgments and assumptions by us which have a material impact on the carrying value of certain assets and liabilities. We consider these accounting policies to be critical accounting policies. The judgments and assumptions we use are based on the historical experience and other factors, which we believe to be reasonable under the circumstances. Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates which could have a major impact on our carrying values of assets and liabilities and our results of operations.

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

FIRST RELIANCE BANCSHARES, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - continued

Results of Operations

Income Statement Review

Three months ended March 31, 2008 and 2007:

Our net income was $826,123 and $707,207 for the three months ended March 31, 2008 and 2007, respectively, an increase of $118,916, or 16.81%.  The $118,916 increase in net income resulted primarily from increases of $579,303 in net interest income and $67,859 in non-interest income which were partially offset by increases of $158,404 in noninterest expense and $366,369 in the provision for loan losses.

Net Interest Income

Our level of net interest income is determined by the level of earning assets and the management of our net interest margin.  The continuous growth in our loan portfolio is the primary driver of the increase in net interest income.  During the three months ended March 31, 2008, our average loan portfolio increased $118.0 million compared to the average for the three months ended March 31, 2007.  We anticipate the growth in loans will continue to drive the growth in assets and the growth in net interest income.  However, no assurance can be given that we will be able to continue to increase loans at the same levels we have experienced in the past.

Our decision to grow the loan portfolio at the current pace created the need for a higher level of capital and the need to increase deposits and borrowings.  This loan growth strategy also resulted in a significant portion of our assets being in higher earning loans than in lower yielding investments.  At March 31, 2008, loans represented 79.17% of total assets, while investments represented 10.38% of total assets.  While we plan to continue our focus on increasing the loan portfolio, as rates on investment securities begin to rise and additional deposits are obtained, we also anticipate increasing the size of the investment portfolio.

We continue to aggressively target core deposit growth by offering the best in market deposit and loan rates. This, along with our successful marketing campaigns and cross selling, is producing a more seasoned deposit base. At March 31, 2008, retail deposits represented $264.3 million, or 44.24% of total assets, borrowings represented $106.2 million, or 17.77% of total assets, and non-core deposits represented $185.7 million, or 31.07% of total assets.

As more fully discussed in the - "Market Risk" and - "Liquidity and Interest Rate Sensitivity" sections below, at March 31, 2008, 58.57% of our loans had variable rates.  Given our high percentage of rate-sensitive loans, our primary focus during the past three years has been to obtain short-term liabilities to fund our asset growth.

At March 31, 2008, 89.54% of interest-bearing liabilities had a maturity of less than one year. At March 31, 2008, we had $39.1 million more liabilities than assets that reprice within the next three months.

We intend to maintain a capital level for the Bank that exceeds requirements to be classified as a "well capitalized" bank.  To provide the additional capital needed to support our Bank's growth in assets, in 2005 we issued $10.3 million in junior subordinated debentures. As of March 31, 2008, the company's regulatory capital levels were over $3.0 million in excess of the various well capitalized requirements.

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

Our net interest income margin for the three months ended March 31, 2008, exceeded our net interest spread because we had more interest-earning assets than interest-bearing liabilities.  Average interest-earning assets exceeded average interest-bearing liabilities by $43.6 million for the three months ended March 31, 2008.

We have included a number of tables to assist in our description of various measures of our financial performance.  For example, the "Average Balances" table shows the average balance of each category of our assets and liabilities as well as the yield we earned or the rate we paid with respect to each category during the three months ended March 31, 2008 and 2007.  A review of this table shows that our loans typically provide higher interest yields than do other types of interest-earning assets, which is why we direct a substantial percentage of our earning assets into our loan portfolio.  Similarly, the "Rate/Volume Analysis" table demonstrates the effect of changing interest rates and changing volume of assets and liabilities on our financial condition during the periods shown.  A review of these tables shows that as short-term rates continue to rise, the increase in net interest income is more effected by the changes in rates than in prior years.  We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included tables to illustrate our interest rate sensitivity with respect to interest-earning accounts and interest-bearing accounts.  Finally, we have included various tables that provide detail about our investment securities, our loans, our deposits, and other borrowings.

The following table sets forth information related to our average balance sheets, average yields on assets, and average costs of liabilities.  We derived these yields by dividing income or expense by the average balance of the corresponding assets or liabilities.  We derived average balances from the daily balances throughout the periods indicated.

FIRST RELIANCE BANCSHARES, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - continued

Results of Operations, continued

	Average Balances, Income and Expenses, and Rates
	For the three months ended			For the three months ended
	March 31, 2008			March 31, 2007
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Securities, taxable	$27,214,400	$346,384	5.12	$19,915,838	$234,334	4.77%
Securities, nontaxable(1)	30,952,289	438,997	5.70	15,734,123	227,990	5.88
Loans(2)	486,026,665	9,099,475	7.53	368,023,821	7,892,673	8.70
Federal funds sold and other	685,689	14,263	8.58	7,342,544	91,803	5.07
Nonmarketable equity Securities	4,134,343	38,560	3.75	1,872,277	27,161	5.88

Total earning assets	549,013,385	9,937,679	7.28	412,888,603	8,473,961	8.32

Non-earning assets	39,926,555			35,389,417

Total assets	588,939,940			$448,278,020
Liabilities and Stockholders' equity
Interest bearing transaction accounts	$31,527,448	$58,985	0.75%	$27,086,021	$37,870	0.57%
Savings and money market accounts	89,629,482	633,267	2.84	78,076,844	775,869	4.03
Time deposits	280,663,499	3,246,896	4.65	223,250,687	2,766,399	5.03

Total interest bearing deposits	401,820,429	3,939,148	3.94	328,413,552	3,580,138	4.42

Junior subordinated debentures	13,310,000	193,107	5.84	10,310,000	152,846	6.01
Other borrowings	89,744,627	726,413	3.26	28,726,684	294,447	4.16

Total other interest bearing liabilities	103,054,627	919,520	3.59	39,036,684	447,293	4.65

Total interest bearing liabilities	504,875,056	4,858,668	3.87	367,450,236	4,027,431	4.45

Non-interest bearing deposits	43,665,972			43,424,223
Other liabilities	2,755,177			2,912,917

Stockholders' equity	37,643,736			34,490,644

Total liabilities and equity	588,939,940			$448,278,020

Net interest income /interest spread	5,079,371	3.41%			4,446,530	3.87%
Net yield on earning assets		3.72%				4.37%

(1)  Fully tax- equivalent basis at 34% tax rate for non-taxable securities
(2)  Includes mortgage loans held for sale

FIRST RELIANCE BANCSHARES, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - continued

Our net interest spread was 3.41% for the three months ended March 31, 2008, compared to 3.87% for the three months ended March 31, 2007.  The net interest spread is the difference between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities.

Our net interest margin is calculated as net interest income divided by average interest-earning assets.  Our net interest margin for the three months ended March 31, 2008 was 3.72%, compared to 4.37% for the three months ended March 31, 2007.  During the three months ended March 31, 2008, interest-earning assets averaged $549.0 million, compared to $412.9 million in the three months ended March 31, 2007.  Interest earning assets exceeded interest bearing liabilities by $44.1 million and $45.4 million for the three month periods ended March 31, 2008 and 2007, respectively.

Our loan yield decreased 117 basis points for the three months ended March 31, 2008 compared to the three months ended March 31, 2007 as a result of federal funds rate reductions and approximately 58.57% of the loan portfolio having variable rates. Offsetting the decrease in our loan yield is a 58 basis point decrease in the cost of our interest-bearing deposits for the first quarter of 2008 compared to the same period in 2007.  The decrease in the rate of interest bearing liabilities is due to numerous federal funds rate reductions.

Net interest income, the largest component of our income, was $5.0 million and $4.4 million for the three months ended March 31, 2008 and 2007, respectively.  The significant increase in the first quarter of 2008 related to higher levels of both average earning assets and interest-bearing liabilities.  Average earning assets were $136.1 million higher during the three months ended March 31, 2008 compared to the same period in 2007.

Interest income for the three months ended March 31, 2008 was $9.8 million, consisting of $9.1million of interest and fees on loans, $673,994 of investment income, interest of $1,893 on federal funds sold, and $51,290 in other interest income. Interest on loans for the three months ended March 31, 2008 and 2007 represented 92.60% and 93.79%, respectively, of total interest income, while income from investments, federal funds sold, and other interest income represented only 7.40% and 6.22% of total interest income.  The high percentage of interest income from loans relates to our strategy to maintain a significant portion of our assets in higher earning loans compared to lower yielding investments.  Average loans represented 88.57% and 89.13% of average interest-earning assets for the three months ended March 31, 2008 and 2007, respectively.

Interest expense for the three months ended March 31, 2008 was $4.9 million, consisting of $3.9 million related to deposits and $919,520 related to borrowings. Interest expense on deposits for the three months ended March 31, 2008 and 2007 represented 81.08% and 88.89%, respectively, of total interest expense, while interest expense on borrowings represented 18.92% and 11.11%, respectively, of total interest expense for the same three month periods. During the three months ended March 31, 2008, average interest-bearing deposits increased by $73.4 million over the same period in 2007, while average other interest bearing liabilities during the three months ended March 31, 2008 increased $64.0 million over the same period in 2007.

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

	Three Months Ended March 31,
	2008 compared to 2007
	Rate	Volume	Total
Securities, taxable	18,692	93,358	112,050
Securities, nontaxable	(7,178)	218,186	211,008
Loans	(1,151,890)	2,358,691	1,206,801
Federal funds sold and other	39,250	(116,430)	(77,180)
Nonmaketable equity securities	(12,627)	24,025	11,398

Total earning assets	(1,113,753)	2,577,830	1,464,077
Interest bearing transaction accounts	13,898	7,216	21,114
Savings and money market accounts	(249,229)	106,627	(142,602)
Time deposits	(216,968)	697,464	480,496

Total deposits	(452,299)	811,307	359,008
Junior subordinated debentures	(4,377)	44,637	40,260
Other borrowings	(76,749)	508,715	431,966

Total other interest bearing liabilities	(81,126)	553,352	472,226

Total interest-bearing liabilities	(533,425)	1,364,659	831,234

Net interest income	(580,328)	1,213,171	632,843

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

Three months ended March 31, 2008 and 2007

The provision for loan losses is the charge to operating earnings that we feel is necessary to maintain the allowance for loan losses at an adequate level. For the three months ended March 31, 2008, the provision for loan losses was $501.603. For the three months ended March 31, 2007, the provision for loan losses was $135,234. Based on present information, we believe the allowance for loan losses was adequate at March 31, 2008 to meet presently known and inherent risks in the loan portfolio. The allowance for loan losses was 1.17% and 1.10% of total loans at March 31, 2008 and 2007, respectively.  There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. We maintain an allowance for loan losses based on, among other things, historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. The allowance is based upon a number of assumptions about future events, which management believes to be reasonable, but which may not prove to be accurate. Thus, there is a risk that charge-offs in future periods could exceed the allowance for loan losses or that substantial additional increases in the allowance for loan losses could be required. Additions to the allowance for loan losses would result in a decrease in net income and, possibly, in capital.

FIRST RELIANCE BANCSHARES, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - continued

Noninterest Income

The following table sets forth information related to our noninterest income.

	Three months ended
	March 31,
	2008	2007
Gain on sale of mortgage loans	$559,384	470,242
Service fees on deposit accounts	437,135	442,670
Other income	264,525	280,273

Total noninterest income	$1,261,044	$1,193,185

Three months ended March 31, 2008 and 2007

Noninterest income in the three month period ended March 31, 2008 was $1.3 million, an increase of 5.69% over noninterest income of $1.2 million in the same period of 2007.

Gain on sale of mortgage loans consists primarily of fees from mortgage origination fees, mortgage administrative fees, and mortgage yield spread premium from the secondary market.  Loan fees were $559,384 and $470,242 for the three months ended March 31, 2008 and 2007, respectively.  The $89,142 increase for the three months ended March 31, 2008 compared to the same period in 2007 related primarily to an increase of $36,221 in mortgage yield spread premium and a $34,710 in mortgage origination fees.

Service fees on deposits consist primarily of income from NSF fees and service charges on transaction accounts.  Service fees on deposits were $437,135 and $442,670 for the three months ended March 31, 2008 and 2007, respectively. NSF income was $413,316 and $419,731 for the three months ended March 31, 2008 and 2007, respectively, representing 94.56% of total service fees on deposits in the 2008 period compared to 94.12% of total service fees on deposits in the 2007 period. In addition, service charges on deposit accounts increased to $23,819 for the three months ended March 31, 2008 compared to $22,938 for the same period ended March 31, 2007.

Other income consisted primarily of fees received on cash value of life insurance and rental income.  Other income was $264,525 and $280,273 for the three months ended March 31, 2008 and 2007, respectively.

Noninterest Expense

Three months ended March 31, 2008 and 2007

Total noninterest expense for the three months ended March 31, 2008 was $4,734,396, an increase of $229,154, or 5.09% over the three months ended March 31, 2007. The primary reason was the $348,976 increase in salaries and employee benefits over the two periods as we continued to hire employees and expand into new market locations.  In addition, occupancy expense increased $2,307, or 0.68%, for the three months ending March 31, 2008 as compared to the three months ending March 31, 2007. This increase is also primarily a result of additional expenses associated with the growth of the Bank through its expansion into the new market locations. The increases were partially offset by a decrease in other operating expense of $215,177. Income tax expense was $237,656 for the three months ended March 31, 2008 compared to $234,183 during the same period in 2007.

FIRST RELIANCE BANCSHARES, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - continued

Balance Sheet Review

General

At March 31, 2008, we had total assets of $597.6 million, consisting principally of $473.1 million in loans, $62.0 million in investments, and $7.9 million in cash and due from banks.  Our liabilities at March 31, 2008 totaled $559.8 million, which consisted principally of $450.0 million in deposits, $73.5 million in FHLB advances, $7.9 million in repurchase agreements, $10.3 million in junior subordinated debentures, $11.5 million in federal funds purchased, and $3.0 million in notes payable.  At March 31, 2008, our shareholders' equity was $37.8 million.

At December 31, 2007, we had total assets of $591.7 million, consisting principally of $468.1 million in loans, $62.8 million in investments, and $7.2 million in cash and due from banks.  Our liabilities at December 31, 2007 totaled $554.7 million, consisting principally of $449.5 million in deposits, $69.0 million in FHLB advances, $7.9 million in repurchase agreements, $10.3 million of junior subordinated debentures, $13.4 million in federal funds purchased, and $3.0 million in notes payable.  At December 31, 2007, our shareholders' equity was $37.2 million.

Investments

Contractual maturities and yields on our available for sale securities at March 31, 2008 are shown in the following table.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

Investment Securities Maturity Distribution and Yields

	March 31, 2008
	Estimated	Tax
	Fair	Equivalent
	Value	Yield
Within One Year
U.S. government agencies and corporations	$-	-%
Government sponsored enterprises	143,716	6.17%
Municipals	-	-
Mortgage back securities	-	-

Total	$143,716	6.17%

One to Five Years
U.S. government agencies and corporations	$-	-%
Government sponsored enterprises	49,135	6.30
Municipals	1,109,416	5.49
Mortgage back securities	810,618	3.86

Total	$1,969,170	4.48%

Five to Ten Years
U.S. government agencies and corporations	$-	-%
Government sponsored enterprises	-	-
Municipals	2,017,901	6.45
Mortgage back securities	2,004,747	4.13

Total	$4,022,648	5.29%

Over Ten Years
U.S. government agencies and corporations	$-	-%
Government sponsored enterprises	-	-
Municipals	27,632,203	6.23
Mortgage back securities	23,649,931	5.36

Total	$51,282,134	5.83%

Other	$212,450	-%

Total Investment Securities	$57,630,118	5.76%

FIRST RELIANCE BANCSHARES, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - continued

Investments

The amortized costs and the fair value of our investments at March 31, 2008 and December 31, 2007 are shown in the following table.

	March 2008		December 2007
	Amortized		Amortized
	Cost	Estimated	Cost	Estimated
	(Book Value)	Fair Value	(Book Value)	Fair Value

Government sponsored enterprises	188,403	192,851	189,745	192,746
Mortgage-backed securities	25,943,734	26,465,296	27,028,064	27,066,962
Municipal securities	31,136,379	30,759,521	31,145,829	31,068,955
Other	218,750	212,450	218,750	251,650

	$57,487,266	$57,630,118	$58,582,388	$58,580,313

At March 31, 2008, we had $57.6 million in our investment securities portfolio which represented approximately 9.64% of our total assets.  We held U.S. Government sponsored enterprises, municipal securities, and mortgage-backed securities with a fair value of $57.6 million and an amortized cost of $57.5 million for an unrealized gain of $142,852.

At December 31, 2007, the $58.6 million in our investment securities portfolio represented approximately 9.90% of our total assets.  We held U.S. Government sponsored enterprises, municipal securities, mortgage-backed securities with a fair value of $58.6 million and an amortized cost of $58.6 million for an unrealized loss of $2,075.

Loans

Since loans typically provide higher interest yields than other types of interest earning assets, a substantial percentage of our earning assets are invested in our loan portfolio.  For the three months ended March 31, 2008 and 2007, average loans including mortgage loans held for sale were $486.0 million and $368.0 million, respectively.  Before the allowance for loan losses, total loans outstanding at March 31, 2008 were $473.1 million.  Average loans including mortgage loans held for sale for the year ended December 31, 2007 were $414.9 million.  Before the allowance for loan losses, total loans outstanding at December 31, 2007 were $468.1 million.

FIRST RELIANCE BANCSHARES, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - continued

The following table summarizes the composition of our loan portfolio March 31, 2008 and December 31, 2007.

	March 31,	% of	December 31,	% of
	2008	Total	2007	Total
Mortgage loans on real estate
Residential 1-4 family	$67,278,304	14.22	66,259,730	14.15
Multifamily	9,476,980	2.00	9,822,699	2.10
Commercial	198,018,893	41.86	195,992,305	41.87
Construction	66,965,352	14.16	65,431,302	13.98
Second mortgages	4,845,076	1.02	4,611,341	0.99
Equity lines of credit	39,631,160	8.38	39,503,898	8.43

Total mortgage loans	386,215,765		381,621,275

Commercial and industrial	70,064,779	14.81	67,771,665	14.48
Consumer	11,212,036	2.37	11,342,435	2.42
Other, net	5,576,623	1.18	7,402,315	1.58

Total loans	$473,069,203		$468,137,690

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

The following table summarizes the loan maturity distribution by type and related interest rate characteristics at March 31, 2008.

Loan Maturity Schedule and Sensitivity to Changes in Interest Rates

March 31, 2008		Over
(Dollars in thousands)		One Year
	One Year or	Through	Over Five
	Less	Five Years	Years	Total
Commercial and industrial	$46,587	$21,252	$2,231	$70,070
Real estate	177,055	157,431	51,730	386,216
Consumer and other	6,794	9,578	411	16,783

	$230,436	$188,261	$54,372	$473,069
Loans maturing after one year with:
Fixed interest rates				$140,700
Floating interest rates				101,933

				$242,633

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

The following table summarizes the activity related to our allowance for loan losses for the three months ended March 31, 2008 and 2007:

Risk Elements in the Loan Portfolio

The following is a summary of risk elements in the loan portfolio:

	March 31,	March 31,
	2008	2007
Loans
Nonaccrual loans	$3,608,197	$575,668
Accruing loans more than 90 days past due	2,360,585	346,993

Activity in the Allowance for Loan Losses is as follows:
	March 31,
	2008	2007
Balance, January 1,	$5,270,607	$4,001,881
Provision for loan losses for the period	501,603	135,234
Net loans (charged-off) recovered for the period	(232,609)	(3,053)

Balance, end of period	$5,539,601	$4,134,062

Total loans outstanding, end of period	$473,069,194	$376,786,671

Allowance for loan losses to loans outstanding	1.17%	1.10%

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

The allowance for loan losses was $5.5 million and $4.1 million at March 31, 2008 and 2007, respectively, or 1.17% and 1.10% of outstanding loans.  During the three months ended March 31, 2008, we had net charged off loans of $232,609. During the three months ended March 31, 2007 we had net charge-offs of $3,053.

At March 31, 2008 and December 31, 2007, respectively, nonaccrual loans represented 0.76% and 0.35% of total loans, respectively.  At March 31, 2008 and December 31, 2007, we had $3,608,197 and $1,657,607 of loans, respectively, on nonaccrual status.   Generally, a loan is placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when we believe, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that collection of the loan is doubtful. Accruing loans more than 90 days past due were $2.4 million and $346,993 at March 31, 2008 and 2007, respectively. Accruing loans more than 90 days past due are well secured and are in the process of collection. A payment of interest on a loan that is classified as nonaccrual is recognized as income when received.

Deposits and Other Interest-Bearing Liabilities

Our primary source of funds for loans and investments is our deposits, advances from the FHLB, and other borrowings.  Through successful marketing campaigns and branch expansion, we have been able to increase our deposits in our local markets. Sometimes it’s necessary to obtain a portion of our certificates of deposits from areas outside of our market.  The deposits obtained outside of our market area generally have comparable rates compared to rates being offered for certificates of deposits in our local market.  We also utilize out-of-market deposits in certain instances to obtain longer-term deposits than are readily available in our local market.  The amount of out-of-market deposits was $185.7 million at March 31, 2008 and $169.8 million at December 31, 2007.

We anticipate being able to either renew or replace these out-of-market deposits when they mature, although we may not be able to replace them with deposits with the same terms or rates.  Our loan-to-deposit ratio was 105.12% and 104.15% at March 31, 2008 and December 31, 2007, respectively.

The following table shows the average balance amounts and the average rates paid on deposits held by us for the three months ended March 31, 2008 and 2007.

	2008		2007
(Dollars in thousands)	Average	Average	Average	Average
	Amount	Rate	Amount	Rate
Noninterest bearing demand deposits	$43,665,972	-%	$43,424,223	-%
Interest bearing demand deposits	31,527,448	0.75	27,086,021	0.57
Savings accounts	89,629,482	2.84	78,076,844	4.03
Time deposits	280,663,499	4.65	223,250,687	5.03

	$445,486,401	3.56%	$371,837,775	3.90%

The increase in time deposits for the three months ended March 31, 2008 resulted from an increase in retail time deposits.  A significant portion of the increase in retail time deposits is attributed to successful pricing and marketing promotions.

FIRST RELIANCE BANCSHARES, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - continued

All of our time deposits are certificates of deposits.  The maturity distribution of our time deposits of $100,000 or more at March 31, 2008 (in thousands) was as follows:

March 31,
2008
Three months or less	$63,290,416
Over three through twelve months	119,006,965
Over one year through three years	2,324,494
Over three years	1,061,408

Total	$185,683,283

Capital Resources

Total shareholders' equity at March 31, 2008 was $37.8 million.  At December 31, 2007, total shareholders' equity was $37.1 million.  The increase during the first three months of 2008 resulted primarily from the $826,123 million of net income earned.

The following table shows the return on average assets (net income divided by average total assets), return on average equity (net income divided by average equity), and equity to assets ratio (average equity divided by average total assets) for the three months ended March 31, 2008 and 2007.  Since our inception, we have not paid cash dividends.

	March 31,	March 31,
	2008	2007
Return on average assets	0.56	0.64
Return on average equity	8.78	8.32
Average equity to average assets ratio	6.39	7.70

Our return on average assets was 0.56% for the three months ended March 31, 2008, a decrease from 0.64% for the prior year period ended December 31, 2007.  In addition, our return on average equity increased to 8.78% from 8.32% for the three months ended March 31, 2008 and three months ended March 31, 2007, respectively.  Average equity to average assets decreased to 6.39% from 7.70% for the three months ended March 31, 2008 and three months ended March 31, 2007, respectively

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

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

FIRST RELIANCE BANCSHARES, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - continued

The following table sets forth the holding company's and the bank's various capital ratios at March 31, 2008 and at December 31, 2007.  For all periods, the bank was considered "well capitalized" and the holding company met or exceeded its applicable regulatory capital requirements.

	March 31, 2008		December 31, 2007
	Holding		Holding
	Company	Bank	Company	Bank
Tier 1 capital (to risk-weighted assets)	9.86	9.55	9.26	9.50

Total capital (to risk-weighted assets)	10.93	10.63	10.29	10.53

Leverage or Tier 1 capital (to total average assets)	8.68	8.40	9.46	8.85

Borrowings

The following table outlines our various sources of borrowed funds during the three months ended March 31, 2008 and the year ended December 31, 2007, the amounts outstanding at the end of each period, at the maximum point for each component during the periods and on average for each period, and the average interest rate that we paid for each borrowing source.  The maximum month-end balance represents the high indebtedness for each component of borrowed funds at any time during each of the periods shown.

(Dollars in thousands)	Ending	Period-	Maximum Month-end	Average for the Period
	Balance	End Rate	Balance	Balance	Rate
At or for the three months ended March 31, 2008
Federal Home Loan Bank advances	$73,500	3.81%	$75,900	$72,792	3.85%
Securities sold under agreement to repurchase	7,858	2.44	7,858	7,999	2.40
Federal funds purchased	11,482	2.01	11,482	8,952	2.58
Note payable	3,000	4.00	3,000	3,000	5.15
Junior subordinated debentures	10,310	6.00	10,310	10,310	6.00

At or for the year ended December 31, 2007
Federal Home Loan Bank advances	$69,000	3.61%	$69,000	$22,985	4.40%
Securities sold under agreement to repurchase	7,928	4.38	11,651	9,128	4.43
Federal funds purchased	13,359	5.11	13,359	1,809	4.50
Note payable	3,000	4.50	3,000	8	6.00
Junior subordinated debentures	10,310	6.01	10,310	10,310	5.93

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

FIRST RELIANCE BANCSHARES, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - continued

Off-Balance Sheet Risk

Through our operations, we have made contractual commitments to extend credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At March 31, 2008 we had issued commitments to extend credit of $78.5 million and standby letters of credit of $2.3 million through various types of commercial lending arrangements. Approximately $51.4 million of these commitments to extend credit had variable rates.

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at March 31, 2008:

(Dollars in thousands)	Within One Month	After One Through Three Months	After Three Through Twelve Months	Within One Year	Greater Than One Year	Total
Unused commitments to extend credit	$17,088	$5,348	$11,977	$34,413	$33,569	$67,982
Standby letters of credit	29	335	138	502	1,778	2,280

Totals	$17,117	$5,683	$12,115	$34,915	$35,347	$70,262

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

We were asset sensitive during most of the year ended December 31, 2007 and during the three months ended March 31, 2008.  As of March 31, 2008, we expect to be liability sensitive for the next nine months because a majority of our deposits reprice over a 12-month period.  Approximately 58.57% of our loans were variable rate loans at March 31, 2008.  The ratio of cumulative gap to total earning assets after 12 months was 7.77% because $168.4 million more assets will reprice in a 12 month period than liabilities.   However, our gap analysis is not a precise indicator of our interest sensitivity position.  The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally.  For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but those rates are viewed by us as significantly less interest-sensitive than market-based rates such as those paid on noncore deposits.  Net interest income may be affected by other significant factors in a given interest rate environment, including changes in the volume and mix of interest-earning assets and interest-bearing liabilities.

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

At March 31, 2008, our liquid assets, consisting of cash and due from banks and federal funds sold, amounted to $7.9 million, or 1.33% of total assets.  Our investment securities at March 31, 2008 amounted to $62.0 million, or 10.38% of total assets.  Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner.  However, $7.9 million of these securities are pledged against repurchase agreements, other required deposit accounts, and unused FHLB borrowing lines. At December 31, 2007, our liquid assets amounted to $7.2 million, or 1.21% of total assets.  Our investment securities at December 31, 2007 amounted to $62.5 million, or 10.56% of total assets.  However, $7.9 million of these securities were pledged.

Our ability to maintain and expand our deposit base and borrowing capabilities serves as our primary source of liquidity.  We plan to meet our future cash needs through the liquidation of temporary investments, the generation of deposits, and from additional borrowings.  In addition, we will receive cash upon the maturity and sale of loans and the maturity of investment securities.  During most of 2007 and the first three months of 2008, as a result of historically low rates that were being earned on short-term liquidity investments, we chose to maintain a lower than normal level of short-term liquidity securities.  In addition, we maintain nine federal funds purchased lines of credit with correspondent banks giving us credit availability totaling $36.5 million. There were $11.5 million borrowings against the lines at March 31, 2008.  We are also a member of the Federal Home Loan Bank of Atlanta, from which applications for borrowings can be made for leverage purposes.  The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the bank be pledged to secure any advances from the FHLB. The Company has an available line to borrow funds from the Federal Home Loan Bank up to 30% of the Bank’s total assets which provide additional available funds of $178.9 million at March 31, 2008. At March 31, 2008 the bank had $73.5 million outstanding in FHLB advances. We believe that these funds will be sufficient to meet our future liquidity needs.

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

FIRST RELIANCE BANCSHARES, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - continued

The following table sets forth information regarding our rate sensitivity as of March 31, 2008 for each of the time intervals indicated. The information in the table may not be indicative of our rate sensitivity position at other points in time.  In addition, the maturity distribution indicated in the table may differ from the contractual maturities of the earning assets and interest-bearing liabilities presented due to consideration of prepayment speeds under various interest rate change scenarios in the application of the interest rate sensitivity methods described above.

Interest Sensitivity Analysis
March 31, 2008

		After One	Three		Greater Than
		Through	Through		One Year or
	Within One	Three	Twelve	Within One	Non-
(Dollars in thousands)	Month	Months	Months	Year	Sensitive	Total
Assets
Interest-earning assets
Loans	$281,513	$13,530	$25,852	$320,895	$152,174	$473,069
Loans held for sale					18,403	18,403
Securities, taxable	586	723	3,117	4,426	22,445	26,871
Securities, nontaxable	215	-	1,998	2,213	28,546	30,759
Nonmarketable securities	4,372	-	-	4,372	-	4,372
Federal funds sold	-	-	-	-	-	-
Investment in trust	-	-	-	-	310	310
Total earning assets	286,686	14,253	30,967	331,906	221,878	553,784

Liabilities
Interest-bearing liabilities Interest-bearing deposits:
Demand deposits	31,058	-	-	31,058	-	31,058
Savings deposits	90,229	-	-	90,229	-	90,229
Time deposits	35,833	70,579	170,466	276,878	6,667	283,545
Total interest-bearing deposits	157,120	70,579	170,466	398,165	6,667	404,832
Federal Home Loan Bank Advances	2,000	13,000	25,000	40,000	33,500	73,500
Junior sub debentures	11,482	-	-	11,482	-	11,482
Repurchase agreements	7,859	-	-	7,859	-	7,859

Total interest-bearing liabilities	178,461	83,579	195,466	457,506	40,167	510,983
Period gap	$108,225	$(69,326)	$(164,499)	$(125,600)	$181,711
Cumulative gap	$108,225	$38,899	$(125,600)	$(125,600)	$568,111
Ratio of cumulative gap to total earning assets	19.54%	7.02%	-22.68%	-22.68%	10.13%

FIRST RELIANCE BANCSHARES, INC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Pursuant to the revised disclosure requirements for smaller reporting companies effective February 4, 2008, no disclosure under this Item is required.

Item 4T. Controls and Procedures

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1. Business" under the heading "Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable
(b)	Not applicable
(c)	Stock Repurchases

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2008 – January 31, 2008	471	$15.02	-	-
February 1, 2008 – February 29, 2008	-	$-	-	-
March 1, 2008 – March 31, 2008	433	$10.86	-

	904	$13.03	-	-

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

FIRST RELIANCE BANCSHARES, INC.

	By:	/s/ F.R. SAUNDERS, JR.
F. R. Saunders, Jr.
President & Chief Executive Officer

Date: May , 2008	By:	/s/ JEFFERY A. PAOLUCCI
Jeffery A. Paolucci
Senior Vice President and Chief Financial Officer