Form 10-Q
period 2008-06-30
FIRST RELIANCE BANCSHARES INC
filed 2008-08-14
CIK 1172102

FIRST RELIANCE BANCSHARES, INC.

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.

(Mark One)	FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2008

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
________________________________________________

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date:

3,523,775 shares of common stock, par value $0.01 per share, as of June 30, 2008

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒Yes ☐ No.

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
Yes ☐ No. ☒

FIRST RELIANCE BANCSHARES, INC.

INDEX

PART I - FINANCIAL INFORMATION

		Page No.
Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets - June 30, 2008 and December 31, 2007	3

	Condensed Consolidated Statements of Income - Six months ended June 30, 2008 and 2007 and Three months ended June 30, 2008 and 2007	4

	Condensed Consolidated Statements of Shareholders’ Equity and Comprehensive Income- Six months ended June 30, 2008 and 2007	5

	Condensed Consolidated Statements of Cash Flows - Six months ended June 30, 2008 and 2007	6

	Notes to Condensed Consolidated Financial Statements	7-12

Item 2.	Management's Discussion and Analysis of Financial Condition or Plan of Operations	14-37

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	38

Item 4T.	Controls and Procedures	38

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	39

Item 1A.	Risk Factors	39

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	39

Item 3.	Defaults Upon Senior Securities	39

Item 4.	Submission of Matters to a Vote of Securities Holders	39-40

Item 5.	Other Information	40

Item 6.	Exhibits	40

FIRST RELIANCE BANCSHARES, INC.

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)
Assets
Cash and cash equivalents:
Cash and due from banks	$6,777,796	$7,164,650
Federal funds sold	6,015,000	-

Total cash and cash equivalents	12,792,796	7,164,650
Securities available-for-sale	55,125,216	58,580,313
Nonmarketable equity securities	4,372,200	3,930,400

Total investment securities	59,497,416	62,510,713

Loans held for sale	10,447,997	19,600,850
Loans receivable	466,428,206	468,137,690
Less allowance for loan losses	(5,740,860)	(5,270,607)
Loans, net	460,687,346	462,867,083
Premises, furniture and equipment, net	23,678,331	22,233,746
Accrued interest receivable	2,712,271	3,092,767
Other real estate owned	473,550	196,950
Cash surrender value life insurance	10,769,838	10,540,273
Other assets	4,092,857	3,497,180

Total assets	$585,152,402	$591,704,212

Liabilities and Shareholders’ Equity
Liabilities
Deposits
Noninterest-bearing transaction accounts	$47,008,751	$43,542,528
Interest-bearing transaction accounts	28,321,944	39,450,393
Savings	82,073,717	85,819,481
Time deposits $100,000 and over	179,899,406	169,825,252
Other time deposits	118,971,469	110,860,061

Total deposits	456,275,287	449,497,715

Securities sold under agreement to repurchase	6,421,356	7,927,754
Federal funds purchased	-	13,359,000
Advances from Federal Home Loan Bank	68,500,000	69,000,000
Note payable	3,000,000	3,000,000
Junior subordinated debentures	10,310,000	10,310,000
Accrued interest payable	596,016	767,577
Other liabilities	2,396,273	814,262

Total liabilities	547,498,932	554,676,308

Shareholders’ Equity
Common stock, $0.01 par value; 20,000,000 shares authorized,
Issued 3,523,775 shares at June 30, 2008 and 3,504,313 shares at December 31, 2007
Shares Outstanding 3,513,524 at June 30, 2008 and 3,494,646 at December 31, 2007	35,135	34,946
Nonvested restricted stock	(237,078)	(152,762)
Capital surplus	26,050,718	25,875,012
Treasury stock (10,251 and 9,667 shares at cost in 2008 and 2007, respectively)	(153,500)	(145,198)
Retained earnings	12,722,917	11,417,275
Accumulated other comprehensive loss	(764,722)	(1,369)

Total shareholders’ equity	37,653,470	37,027,904

Total liabilities and shareholders’ equity	$585,152,402	$591,704,212

See notes to condesed financial statements

FIRST RELIANCE BANCSHARES, INC.

Condensed Consolidated Statements of Income
(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2008	2007	2008	2007
Interest income:
Loans, including fees	$17,660,316	$16,510,892	$8,560,841	$8,618,219
Investment securities:
Taxable	675,964	446,076	329,580	211,742
Nontaxable	655,492	352,957	327,882	182,816
Federal funds sold	11,840	336,410	9,947	257,751
Other interest income	113,964	87,880	62,674	47,575

Total	19,117,576	17,734,215	9,290,924	9,318,103

Interest expense:
Time Deposits over $100,000	4,032,916	3,152,637	1,995,863	1,760,167
Other deposits	3,405,068	4,604,489	1,502,973	2,416,821
Other interest expense	1,884,358	923,937	964,838	476,644

Total	9,322,342	8,681,063	4,463,674	4,653,632

Net interest income	9,795,234	9,053,152	4,827,250	4,664,471

Provision for loan losses	1,147,397	460,436	645,794	325,202

Net interest income after provision for loan losses	8,647,837	8,592,716	4,181,456	4,339,269

Noninterest income:
Service charges on deposit accounts	929,852	908,437	492,717	465,767
Gain on sales of mortgage loans	1,126,357	1,116,131	566,973	645,889
Brokerage fees	106,557	85,869	56,227	45,009
Income from Bank Owned Life Insurance	229,565	201,050	107,811	100,310
Other charges, commissions and fees	238,095	167,394	124,823	89,632
Gain on sale of securities	-	5,996	-	4,975
Gain on sale of other real estate	-	20,374	-	11,009
Gain on sale of fixed assets	-	16,104	-	1,689
Other non-interest income	100,869	95,556	50,950	59,446

Total	2,731,295	2,616,911	1,399,501	1,423,726

Noninterest expenses:
Salaries and employee benefits	5,753,376	5,227,430	2,808,625	2,631,655
Occupancy expense	731,432	655,892	391,729	318,496
Furniture and equipment expense	422,490	419,763	209,531	229,102
Other operating expenses	2,554,775	2,688,958	1,317,792	1,307,548

Total	9,462,073	8,992,043	4,727,677	4,486,801

Income before income taxes	1,917,059	2,217,584	853,280	1,276,194
Income tax expense	407,515	602,669	169,859	368,486
Net income	$1,509,544	$1,614,915	$683,421	$907,708
Earnings per share
Basic earnings per share	$0.43	$0.47	$0.20	$0.26
Diluted earnings per share	$0.43	$0.45	$0.20	$0.26

See notes to condesed financial statements

FIRST RELIANCE BANCSHARES, INC.

Condensed Consolidated Statements of Shareholders' Equity and Comprehensive Income
For the six months ended June 30, 2008 and 2007
(Unaudited)

	Common Stock			Restricted	Treasury	Retained	Accumulated Other Compre- hensive Income
	Shares	Amount	Surplus	Stock	Stock	Earnings	(Loss)	Total
Balance,
December 31, 2006	3,424,878	$34,249	$25,257,814	$(66,131)	$-	$8,857,755	$9,576	$34,093,263

Net income						1,614,915		1,614,915

Other comprehensive
loss, net of tax
benefit of $222,198							(433,634)	(433,634)

Comprehensive income								1,181,281

Issuance of shares to 404c plan	13,383	134	198,246					198,380

Restricted stock	7,118	71	106,663	(76,397)				30,337

Exercise of stock options	39,145	391	213,430					213,821

Balance, June 30, 2007	3,484,524	$34,845	$25,776,153	$(142,528)	$-	$10,472,670	$(424,058)	$35,717,082

Balance,
December 31, 2007	3,494,646	$34,946	$25,875,012	$(152,762)	$(145,198)	$11,417,275	$(1,369)	$37,027,904

Adjustment to reflect the
cumulative-effect of change in
Accounting for Life Insurance
Arrangement						(203,902)		(203,902)
Balance
December 31, 2007	3,494,646	34,946	25,875,012	(152,762)	(145,198)	11,213,373	(1,369)	36,824,002

Net income						1,509,544		1,509,544
Other comprehensive loss
Net of tax
benefit of $393,242							(763,353)	(763,353)

Comprehensive Income								746,191

Purchase of Treasury Stock					(8,302)			(8,302)

Restricted stock	14,028	140	150,739	(84,316)				66,563

Exercise of Stock Options	4,850	49	24,967					25,016

Balance, June 30, 2008	3,513,524	$35,135	$26,050,718	$(237,078)	$(153,500)	$12,722,917	$(764,722)	$37,653,470

See notes to condesed financial statements

FIRST RELIANCE BANCSHARES, INC.

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net income	$1,509,544	$1,614,915
Adjustments to reconcile net income to net cash
Provided by operating activities:
Provision for loan losses	1,147,397	460,436
Depreciation and amortization expense	472,929	359,363
Gain on sale of equipment	-	(16,104)
Gain on sale of other real estate owned	-	(20,374)
Gain on sale of available-for-sale securities	-	(5,996)
Write down of other real estate owned	106,750	-
Discount accretion and premium amortization	15,581	31,135
Disbursements for loans held-for-sale	(74,296,578)	(69,616,601)
Proceeds from loans held-for-sale	83,449,431	69,775,703
Deferred income tax benefit	(582,426)	(1,005,942)
Decrease in interest receivable	380,496	42,850
Increase (decrease) in interest payable	(171,561)	14,131
Amortization of deferred compensation on restricted stock	66,563	30,337
Increase (decrease) in other liabilities	1,405,049	(661,247)
(Increase) decrease in other assets	3,078	165,044

Net cash provided by operating activities	13,506,253	1,167,650

Cash flows from investing activities:
Net (increase) decrease in loans receivable	623,490	(51,218,168)
Purchases of securities available-for-sale	-	(10,019,236)
Proceeds on sales of securities available-for-sale	-	9,785,569
Maturities of securities available-for-sale	2,282,921	1,067,689
Purchase of non marketable equity securities	(441,800)	(857,300)
Proceeds on sale of nonmarketable equity securities	-	1,052,000
Sales of other real estate owned	25,500	869,222
Proceeds from disposal of premises, furniture, and equipment	-	38,066
Purchases of premises and equipment	(1,797,105)	(4,489,472)

Net cash provided (used) by investing activities	693,006	(53,771,630)

Cash flows from financing activities:
Net increase (decrease) in demand deposits, interest bearing and savings accounts	(11,407,990)	6,892,789
Net increase in certificates of deposit and other time deposits	18,185,561	44,922,760
Decrease in Federal Funds purchased	(13,359,000)	-
Net (decrease) increase in securities sold under agreements to repurchase	(1,506,398)	3,010,825
Decrease in advances from the Federal Home Loan Bank	(500,000)	(2,500,000)
Proceeds from issuance of shares to ESOP	-	198,380
Sale of treasury stock	(8,302)	-
Proceeds from the exercise of stock options	25,016	213,821
Net cash provided (used) by financing activities	(8,571,113)	52,738,575

Net increase in cash and cash equivalents	5,628,146	134,595

Cash and cash equivalents, beginning of period	7,164,650	31,463,075

Cash and cash equivalents, end of period	$12,792,796	$31,597,670

Cash paid during the period for
Income taxes	$922,499	$378,034

Interest	$9,493,903	$8,695,194

See notes to condensed financial statements.

FIRST RELIANCE BANCSHARES, INC.

Notes to Condensed Consolidated Financial Statements

Note 1 - Basis of Presentation

The accompanying financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures, which would substantially duplicate those contained in the most recent annual report to shareholders. The financial statements as of June 30, 2008 and 2007 and for the interim periods then ended are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. The financial information as of December 31, 2007 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in First Reliance Bancshares, Inc.'s 2007 Annual Report on Form 10-K.

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

Note 2 - Recently Issued Accounting Pronouncements- continued

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

Level 1
Quoted prices in active markets for identical assets or liabilities. Level 1 assets and liabilities include debt and equity securities and derivative contracts that are traded in an active exchange market, as well as U.S. Treasuries and money market funds.

Level 2
Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets and liabilities include debt securities with quoted prices that are traded less frequently than exchange-traded instruments, mortgage-backed securities, municipal bonds, corporate debt securities, and derivative contracts whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. This category generally includes certain derivative contracts and impaired loans.

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

	Quoted Market Price in active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for Sale Securities	$-	$55,125,216	-
Mortgage Loans Held for Sale	$-	$10,447,997	-
Total	$-	$65,573,213	-

The Company has no liabilities carried at fair value or measured at fair value on a nonrecurring basis.

The Company is predominantly an asset based lender with real estate serving as collateral on a substantial majority of loans. Loans which are deemed to be impaired are primarily valued on a nonrecurring basis at the fair values of the underlying real estate collateral. Such fair values are obtained using independent appraisals, which the Company considers to be level 2 inputs. The aggregate carrying amount of impaired loans at June 30, 2008 was $3,308,463.

FIRST RELIANCE BANCSHARES, INC.

Notes to Condensed Consolidated Financial Statements

Note 2 - Recently Issued Accounting Pronouncements- continued

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

During the six months ended June 30, 2008 and 2007, the Company granted 0 and 62,481 stock appreciation rights, respectively. A stock appreciation right entitles an individual to receive the excess of the fair market value from the grant date to the exercise date in a settlement of Company stock. The Company has funded the liability through charges to earnings. The accrued liability for the stock appreciation rights at June 30, 2008 was $139,012.

During the three months ended June 30, 2008 and 2007, the company did not issue any stock appreciation rights.

A summary of the status of the Company’s stock appreciation rights as of the six and three months ended June 30, 2008 and 2007 is presented below:

For the Six Months Ended June 30,	2008		2007
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at January 1	93,981	$14.95	45,504	$14.87
Granted	-	-	62,481	15.00
Exercised	-	-	-	-
Forfeited	-	-	-	-

Outstanding at June 30	93,981	$14.95	107,985	$14.95

For the Three Months Ended June 30,	2008		2007
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at April 1	93,981	14.95	107,985	$14.95
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-

Outstanding at June 30	93,981	$14.95	107,985	$14.95

 FIRST RELIANCE BANCSHARES, INC.

Notes to Condensed Consolidated Financial Statements

Note 3 - Equity Incentive Plan - continued

During the six and three months ended June 30, 2008, the Company granted 14,059 and 50 shares of restricted stock, respectively, pursuant to the 2006 Equity Incentive Plan. The shares “cliff” vests in three years. Compensation cost associated with the grant was $67,068 and $37,053 for the six and three months ended June 30, 2008, respectively.

The following table shows the changes in the Company’s restricted stock for the six and three months ended June 30, 2008:

	Six months	Three months

Outstanding at January 1, and April 1, respectively	16,195	28,385

Granted	14,059	50
Exercised	(1,819)
Forfeited

Outstanding at June 30, 2008	28,435	28.435

Note 4 - Stock Compensation Plan

On June 19, 2003, the Company established the 2003 First Reliance Bank Employee Stock Option Plan (Stock Plan) that provides for the granting of options to purchase up to 250,000 shares of the Company’s common stock to directors, officers, or employees of the Company. This plan was preceded by the 1999 First Reliance Bank Employee Stock Option Plan, which provided for the granting of options to purchase up to 238,000 shares of the Company’s common stock to directors, officers, or employees of the Company. The per-share exercise price of incentive stock options granted under the Stock Plan may not be less than the fair market value of a share on the date of grant. The per-share exercise price of stock options granted is determined by the Board of Directors. The expiration date of any option may not be greater than ten years from the date of grant. Options that expire unexercised or are canceled become available for reissuance. At June 30, 2008, there were no options available for grant under the 2003 plan and no options available for grant under the 1999 plan.

The following shows the status of the Company’s stock option plan at June 30, 2008 and the changes in the plan for the six and three months ended June 30, 2008:

	Six months ended		Three months ended
	Shares	Weighted Average Price	Shares	Weighted Average Price
Outstanding at January 1, and April 1, respectively	278,847	$8.32	271,847	$8.35
Granted
Exercised	(4,700)	5.00	(200)	5.00
Forfeited	(2,500)	11.00
Outstanding at June 30, 2008	271,647	$8.35	271,647	$8.35

 FIRST RELIANCE BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements

Note 5 - Earnings Per Share

The following schedule reconciles the numerators and denominators of the basic and diluted earnings per share computations for the six and three month periods ended June 30, 2008 and 2007.  Dilutive common shares arise from the potentially dilutive effect of the company's stock options and warrants that are outstanding.  The assumed conversion of stock options and warrants can create a difference between basic and dilutive net income per common share.

	Six Months Ended June 30, 2008
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic earnings per share
Income available to common shareholders	$1,509,544	3,504,070	$0.43

Effect of dilutive securities

Stock options	-	25,198
Non vested restricted stock	-	3,404

Diluted earnings per share
Income available to common shareholders
plus assumed conversions	$1,509,544	3,532,672	$0.43

	Six Months Ended June 30, 2007
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic earnings per share
Income available to common shareholders	$1,614,915	3,445,007	$0.47

Effect of dilutive securities

Stock options	-	104,857
Non vested restricted stock	-	39

Diluted earnings per share
Income available to common shareholders
Plus assumed conversions	$1,614,915	3,549,903	$0.45

	Three Months Ended June 30, 2008
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic earnings per share
Income available to common shareholders	$683,421	3,513,278	$0.20

Effect of dilutive securities

Stock options	-	28,435
Non - vested restricted stock	-	8,842

Diluted earnings per share
Income available to common shareholders
plus assumed conversions	$683,421	3,550,555	$0.20

 FIRST RELIANCE BANCSHARES, INC.

Notes to Condensed Consolidated Financial Statements

Note 5 - Earnings Per Share - continued

	Three Months Ended June 30, 2007
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic earnings per share
Income available to common shareholders	$907,708	3,457,850	$0.26

Effect of dilutive securities

Stock options	-	78,010
Non - vested restricted stock	-	1

Diluted earnings per share
Income available to common shareholders
plus assumed conversions	$907,708	3,535,861	$0.26

Note 6 - Comprehensive Income

The components of other comprehensive income and related tax effects are as follows:

	Pre-tax	Tax	Net-of-tax
	Amount	Benefit	Amount
For the Six Months Ended June 30, 2008:

Unrealized losses on securities available-for-sale	$(1,156,595)	$393,242	$(763,353)
Reclassification adjustment for gains (losses)
realized in net income
	$(1,156,595)	$393,242	$(763,353)
For the Six Months Ended June 30, 2007:
Unrealized losses on securities available-for-sale	$(659,328)	$223,387	$(435,941)
Reclassification adjustment for gains (losses)
realized in net income	3,496	(1,189)	2,307
	$(655,832)	$222,198	$(433,634)
For the Three Months Ended June 30, 2008:
Unrealized losses on securities available-for-sale	$(1,301,521)	$442,517	$(859,004)
Reclassification adjustment for gains (losses)
realized in net income
	$(1,301,521)	$442,517	$(859,004)
For the Three Months Ended June 30, 2007:
Unrealized losses on securities available-for-sale	$(710,552)	$241,232	$(469,320)
Reclassification adjustment for gains (losses)
realized in net income	2,475	(842)	1,633
	$(708,077)	$240,390	$(467,687)

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

 FIRST RELIANCE BANCSHARES, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - continued

Overview

The Company conducts virtually all of its activities through its wholly owned subsidiary, First Reliance Bank. First Reliance Bank, founded in 1999, is ranked in the top 20 banks in South Carolina based on asset size. The bank has assets of approximately $585 million, and employs over 145 highly talented associates. The bank serves the Upstate, Midlands, Piedmont, Low Country, Grand Strand, and Pee Dee regions of South Carolina. The bank has been recognized for its success including being named to the Dave Thomas Foundation’s List of “Best Adoption-Friendly Workplaces” and the only company ever to be named to The Top 25 Fastest Growing Companies™ in South Carolina four times including 2002, 2004, 2005, and 2006 (SC Chamber/Elliott Davis). In June 2007, the Company was added to the Palmetto 25, a list of South Carolina’s largest publicly held companies. In 2006 and 2007, the bank was also recognized as One of the Best Places to Work in South Carolina by the SC Chamber of Commerce. First Reliance Bank offers Totally FREE Checking, Totally FREE Business, FREE Coin Machines, a Nationwide NO FEE ATM Network, and a 5 Way Mortgage Service Promise. It also offers 8-8 Extended Hours in all of their Florence, Mt. Pleasant, and Lexington locations and is open on most traditional bank holidays. Its Easy to Do Business With™ standard has earned the young bank a customer satisfaction rating of 94.7% (Performance Solutions-December 2007-Audited). First Reliance Bancshares, Inc. common stock is quoted on the NASDAQ OTC Bulletin Board as FSRL.OB.

 FIRST RELIANCE BANCSHARES, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - continued

The following discussion describes our results of operation for the quarter and six months ended June 30, 2008 as compared to the quarter and six months ended June 30, 2007 and also analyzes our financial condition as of June 30, 2008 as compared to December 31, 2007

Like most community banks, we derive the majority of our income from interest received on our loans and investments.  Our primary source of funds for making these loans and investments is our deposits, on which we pay interest.  Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits and borrowings.  Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities, which is called our net interest spread.

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

 FIRST RELIANCE BANCSHARES, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - continued

Results of Operations

Income Statement Review

Three months ended June 30, 2008 and 2007

Our net income was $683,421 and $907,708 for the three months ended June 30, 2008 and 2007, respectively. This represents a decrease of $224,287, or 24.71%. This decline in net income is attributable to the bank’s proactive decision to increase the allowance for loan and lease losses to offset the charge-offs incurred in the period and to increase the bank’s reserve as a precautionary measure for any future economic uncertainties. Net interest income increased to $4.8 million in the second quarter of 2008 over $4.7million reported the same prior year period, while non-interest income was unchanged at $1.4 million for the period ended June 30, 2008. The discussion and tables that follow address the decrease in net income for this period.

Six months ended June 30, 2008 and 2007

Our net income was $1.5 million and $1.6 million for the six months ended June 30, 2008 and 2007, respectively. This represents a decrease of $105,371, or 6.52%. This decrease in net income resulted primarily from the bank’s proactive decision to increase the allowance for loan and lease losses to offset the charge-offs incurred in the period and to increase the bank’s reserve as a precautionary measure for any future economic uncertainties.

Net Interest Income

Our level of net interest income is determined by the level of earning assets and the management of our net interest margin.  The growth since June 30, 2007 in our loan portfolio is the primary driver of the increase in net interest income.  During the six months ended June 30, 2008, our average loan portfolio increased $105.1million compared to the average for the six months ended June 30, 2007.  The growth in the loan portfolio was partially offset by declining loan interest rates. We anticipate the growth in loans will drive the growth in assets and the growth in net interest income.  However, no assurance can be given that we will be able to continue to increase loans at the same levels we have experienced in the past.

At June 30, 2008, net loans represented 78.73% of total assets, while investments represented 10.17% of total assets.  While we plan to focus on increasing the loan portfolio, as rates on investment securities begin to rise and additional deposits are obtained, we also anticipate increasing the size of the investment portfolio.

We continue to target core deposit growth by offering the competitive deposit and loan rates. This, along with our successful marketing campaigns and cross selling, is producing a more seasoned deposit base. At June 30, 2008, retail deposits represented $276.4 million, or 47.23% of total assets, borrowings represented $88.2 million, or 15.07% of total assets, and wholesale non-core deposits represented $179.9 million, or 30.74% of total assets.

At June 30, 2008, 87.12% of interest-bearing liabilities had a maturity of less than one year. At June 30, 2008, we had $6.1 million more liabilities than assets that reprice within the next three months. Assuming rates remain stable through September 30, 2008, this will improve our net interest margin as liabilities re-price to current market rates.

We intend to maintain a capital level for the bank that exceeds requirements to be classified as a "well capitalized" bank.  To provide the additional capital needed to support our bank's growth in assets, in 2006 we issued $10.3 million trust preferred security and in 2007 we obtained $3 million in subordinated debt. As of June 30, 2008, the company's regulatory capital levels were over $7.0 million in excess of the various well capitalized requirements.

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

During the three and six months ended June 30, 2008, our rates on both short-term or variable rate earning-assets and short-term or variable rate interest-bearing liabilities continued to decrease primarily as a result of the actions taken by the Federal Reserve over the last twelve months to lower short-term rates.  The impact of the Federal Reserve's actions resulted in a decrease in both the yields on our variable rate assets and the rates that we paid for our short-term deposits and borrowings.

Our net interest spread for the three months and six months ended June 30, 2008 was 3.30% and 3.35%, respectively. Because we had more interest-earning liabilities than interest-bearing assets that repriced, our net interest spread decreased 39 basis points and 42 basis points for the three and six months ended June 30, 2008, respectively, compared to the comparable periods ended June 30, 2007.

For the three and six months ended June 30, 2008, our net interest margin was 3.59% and 3.65%, respectively.  Because we had more interest earning liabilities than interest-bearing assets that repriced, our net interest margin decreased 58 basis points and 61 basis points for the three and six month periods ended June 30, 2008, respectively, compared to the comparable period ended June 30, 2007. The decline in our net interest margin was 19 basis points greater than the change in net interest spread for the three and six month periods ended June 30, 2008 compared to the same periods in 2007.

We have included a number of tables to assist in our description of various measures of our financial performance.  For example, the "Average Balances" table shows the average balance of each category of our assets and liabilities as well as the yield we earned or the rate we paid with respect to each category during both the three months ended June 30, 2008 and 2007 and the six months ended June 30, 2008 and 2007.  A review of this table shows that our loans typically provide higher interest yields than do other types of interest-earning assets, which is why we direct a substantial percentage of our earning assets into our loan portfolio.  Similarly, the "Rate/Volume Analysis" table demonstrates the effect of changing interest rates and changing volume of assets and liabilities on our financial condition during the periods shown.  We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included tables to illustrate our interest rate sensitivity with respect to interest-earning accounts and interest-bearing accounts.  Finally, we have included various tables that provide detail about our investment securities, our loans, our deposits, and other borrowings.

The following table sets forth information related to our average balance sheets, average yields on assets, and average costs of liabilities.  We derived these yields by dividing income or expense by the average balance of the corresponding assets or liabilities.  We derived average balances from the daily balances throughout the periods indicated.

FIRST RELIANCE BANCSHARES, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - continued

Results of Operations, continued

	Average Balances, Income and Expenses, and Rates
	For the three months ended June 30, 2008			For the three months ended June 30, 2007
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
(Dollars in thousands)
Assets
Securities, taxable	$26,064	$330	5.09%	$17,803	$212	4.77%
Securities, nontaxable (1)	31,139	439	5.67	17,032	245	5.75
Loans (2)	489,482	8,561	7.03	397,032	8,618	8.71
Federal funds sold and other	2,889	16	2.20	19,883	270	5.46
Nonmarketable equity
securities	4,372	61	5.65	1,760	26	5.71
Total earning assets	553,946	9,407	6.83	453,510	9,371	8.29

Non-earning assets	41,541			38,565

Total assets	$595,487			$492,075

Liabilities and
Stockholders' equity
Interest bearing transaction
accounts	$27,388	36	0.53	$29,365	$82	1.13
Savings and money
market accounts	87,611	470	2.16	77,898	788	4.06
Time deposits	294,230	2,993	4.09	258,903	3,307	5.12

Total interest bearing
deposits	409,229	3,499	3.44	366,166	4,177	4.59

Junior subordinated
debentures and N/P	13,310	185	5.59	10,310	155	6.01
Other borrowings	85,957	780	3.65	29,329	322	4.41

Total other interest
bearing liabilities	99,267	965	3.91	39,639	477	4.82

Total interest bearing
liabilities	508,496	4,464	3.53	405,805	4,654	4.60

Non-interest bearing
deposits	44,905			48,150
Other liabilities	3,696			2,584
Stockholders' equity	38,390			35,536

Total liabilities
and equity	$595,487			$492,075

Net interest income/spread		$4,943	3.30%		$4,717	3.69%

Net yield on earning assets			3.59%			4.17%

(1)	Fully tax- equivalent basis at 34% tax rate for non-taxable securities
(2)	Includes mortgage loans held for sale

FIRST RELIANCE BANCSHARES, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - continued

Results of Operations, continued

Our net interest spread was 3.30% for the three months ended June 30, 2008, compared to 3.69% for the three months ended June 30, 2007.  The net interest spread is the difference between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities.

Our net interest margin is calculated as net interest income divided by average interest-earning assets.  Our net interest margin for the three months ended June 30, 2008 was 3.59%, compared to 4.17% for the three months ended June 30, 2007.  During the three months ended June 30, 2008, interest-earning assets averaged $553.9 million, compared to $453.6 million in the three months ended June 30, 2007.  Interest earning assets exceeded interest bearing liabilities by $45.5 million and $47.7 million for the three month periods ended June 30, 2008 and 2007, respectively.

Our loan yield decreased 168 basis points for the three months ended June 30, 2008 compared to the three months ended June 30, 2007 as a result of federal funds rate reductions and approximately 55.32% of the loan portfolio having variable rates. Offsetting the decrease in our loan yield is a 114 basis point decrease in the cost of our interest-bearing deposits for the second quarter of 2008 compared to the same period in 2007.  The decrease in the rate of interest bearing liabilities is due to numerous federal funds rate reductions.

Net interest income, the largest component of our income, was $4.8 million and $4.7 million for the three months ended June 30, 2008 and 2007, respectively.  The increase in the three months ended June 30, 2008 related primarily to an increase in average earning assets and a decline in rate paid on interest-bearing liabilities, partially offset by an increase in average interest-bearing liabilities and a decline in the rate earned on earning assets.  Average earning assets were $100.4 million higher during the three months ended June 30, 2008 compared to the same period in 2007.

Interest income for the three months ended June 30, 2008 was $9.3 million, consisting of $8.6million of interest and fees on loans, $657,462 of investment income, interest of $9,947 on federal funds sold, and $62,674 in other interest income. Interest on loans for the three months ended June 30, 2008 and 2007 represented 92.14% and 92.49%, respectively, of total interest income, while income from investments, federal funds sold, and other interest income represented only 7.86% and 7.51% of total interest income.  The high percentage of interest income from loans relates to our strategy to maintain a significant portion of our assets in higher earning loans compared to lower yielding investments.  Average loans represented 88.36% and 87.54% of average interest-earning assets for the three months ended June 30, 2008 and 2007, respectively.

Interest expense for the three months ended June 30, 2008 was $4.5 million, consisting of $3.5 million related to deposits and $964,838 related to borrowings. Interest expense on deposits for the three months ended June 30, 2008 and 2007 represented 78.39% and 89.76%, respectively, of total interest expense, while interest expense on borrowings represented 21.61% and 10.24%, respectively, of total interest expense for the same three month periods. During the three months ended June 30, 2008, average interest-bearing deposits increased by $43.1 million over the same period in 2007, while average other interest bearing liabilities during the three months ended June 30, 2008 increased $59.6 million over the same period in 2007.

FIRST RELIANCE BANCSHARES, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - continued

Results of Operations, continued

Average Balances, Income and Expenses, and Rates
For the three months ended June 30, 2008			For the three months ended June 30, 2007
Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate

Assets
Securities, taxable	$26,639	$676	5.10%	$18,854	$446	4.77%
Securities, nontaxable (1)	31,045	878	5.69	16,387	473	5.82
Loans (2)	487,754	17,660	7.28	382,608	16,511	8.70
Federal funds sold and other	1,787	21	2.39	13,648	362	5.35
Nonmarketable equity
securities	4,253	101	4.73	1,816	53	5.87
Total earning assets	551,478	19,336	7.05	433,313	17,845	8.30

Non-earning assets	40,736			36,985

Total assets	$592,214			$470,298

Liabilities and
Stockholders' equity
Interest bearing transaction
accounts	$29,458	95	0.65	$28,232	$120	0.86
Savings and money
market accounts	88,621	1,103	2.50	77,987	1,564	4.04
Time deposits	287,446	6,240	4.37	241,175	6,073	5.08
Total interest bearing
deposits	405,525	7,438	3.69	347,394	7,757	4.50
Junior subordinated
debentures and N/P	13,310	378	5.71	10,310	307	6.01
Other borrowings	87,851	1,506	3.45	29,029	617	4.74
Total other interest
bearing liabilities	101,161	1,884	3.75	39,339	924	4.74
Total interest bearing
liabilities	506,686	9,322	3.70	386,733	8,681	4.53
Non-interest bearing deposits	44,286			44,939
Other liabilities	3,225			3,610
Stockholders' equity	38,017			35,016
Total liabilities
and equity	$592,214			$470,298

Net interest income/interest spread		$10,014	3.35%		$9,164	3.77%
Net yield on earning assets			3.65%			4.26%

(2)	Fully tax- equivalent basis at 34% tax rate for non-taxable securities
(2)	Includes mortgage loans held for sale

FIRST RELIANCE BANCSHARES, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - continued

Results of Operations, continued

Our net interest spread was 3.35% for the six months ended June 30, 2008, compared to 3.77% for the six months ended June 30, 2007.  The net interest spread is the difference between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities.
Our net interest margin is calculated as net interest income divided by average interest-earning assets.  Our net interest margin for the six months ended June 30, 2008 was 3.65%, compared to 4.26% for the six months ended June 30, 2007.  During the six months ended June 30, 2008, interest-earning assets averaged $551.5 million, compared to $433.3 million in the six months ended June 30, 2007.  Interest earning assets exceeded interest bearing liabilities by $44.8 million and $46.6 million for the six month periods ended June 30, 2008 and 2007, respectively.

Our loan yield decreased 142 basis points for the six months ended June 30, 2008 compared to the three months ended June 30, 2007 as a result of federal funds rate reductions and approximately 55.32% of the loan portfolio having variable rates. Offsetting the decrease in our loan yield is a 81 basis point decrease in the cost of our interest-bearing deposits for the six months ended June 30, 2008 compared to the same period in 2007.  The decrease in the rate of interest bearing liabilities is due to numerous federal funds rate reductions.

Net interest income, the largest component of our income, was $9.8 million and $9.1 million for the six months ended June 30, 2008 and 2007, respectively.  The significant increase for the first six months of 2008 related primarily to an increase in average earning assets and a decline in rate paid on interest-bearing liabilities, partially offset by an increase in average interest-bearing laibliities and a decline in the rate earned on earning assets..  Average earning assets were $118.2 million higher during the six months ended June 30, 2008 compared to the same period in 2007.

Interest income for the six months ended June 30, 2008 was $19.1 million, consisting of $17.7million of interest and fees on loans, $1.3 million of investment income, interest of $11,840 on federal funds sold, and $113,964 in other interest income. Interest on loans for the six months ended June 30, 2008 and 2007 represented 92.38% and 93.11%, respectively, of total interest income, while income from investments, federal funds sold, and other interest income represented only 7.62% and 6.89% of total interest income.  The high percentage of interest income from loans relates to our strategy to maintain a significant portion of our assets in higher earning loans compared to lower yielding investments.  Average loans represented 88.45% and 88.30% of average interest-earning assets for the six months ended June 30, 2008 and 2007, respectively.

Interest expense for the six months ended June 30, 2008 was $9.3 million, consisting of $7.4 million related to deposits and $1.9 million related to borrowings. Interest expense on deposits for the six months ended June 30, 2008 and 2007 represented 79.79% and 89.36%, respectively, of total interest expense, while interest expense on borrowings represented 20.21% and 10.64%, respectively, of total interest expense for the same six month periods. During the six months ended June 30, 2008, average interest-bearing deposits increased by $58.1 million over the same period in 2007, while average other interest bearing liabilities during the three months ended June 30, 2008 increased $61.8 million over the same period in 2007.

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

	Three Months Ended June 30, 2008 compared to 2007
	Rate	Volume	Total
Securities, taxable	$15	$103	$118
Securities, nontaxable	(3)	198	195
Loans	(1,840)	1,783	(57)
Federal funds sold and other	(105)	(150)	(255)
Nonmaketable equity securities		36	36

Total earning assets	(1,933)	1,970	37

Interest bearing transaction accounts	(41)	(5)	(46)
Savings and money market accounts	(406)	88	(318)
Time deposits	(723)	409	(314)

Total deposits	(1,170)	492	(678)

Junior subordinated debentures	(11)	42	31
Other borrowings	(64)	522	458

Total other interest bearing liabilities	(75)	564	489

Total interest-bearing liabilities	(1,245)	1,056	(189)

Net interest income	$(688)	$914	$226

	Six Months Ended June 30, 2008 compared to 2007
	Rate	Volume	Total
Securities, taxable	$33	$197	$230
Securities, nontaxable	(11)	416	405
Loans	(2,962)	4,111	1,149
Federal funds sold and other	(133)	(208)	(341)
Nonmarketable equity securities	(11)	59	48

Total earning assets	(3,084)	4,575	1,491

Interest bearing transaction accounts	(30)	5	(25)
Savings and money market accounts	(654)	193	(461)
Time deposits	(915)	1,082	167

Total deposits	(1,599)	1,280	(319)

Junior subordinated debentures	(16)	87	71
Other borrowings	(142)	1,031	890

Total other interest bearing liabilities	(158)	1,118	961

Total interest-bearing liabilities	(1,757)	2,398	642

Net interest income	$(1,327)	$2,177	$849

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

The provision for loan losses is the charge to operating earnings that we feel is necessary to maintain the allowance for loan losses at an adequate level. For the six months ended June 30, 2008, the provision for loan losses was $1,147,397 For the six months ended June 30, 2007, the provision for loan losses was $460,436. For the three months ended June 30, 2008, the provision for loan losses was $645,794. For the three months ended June 30, 2007, the provision for loan losses was $325,202.  As the economy continues to weaken, some of our borrowers find that they do not have sufficient cash flow to make payments on time, and we must increase our provisions to cover potential loan losses.

Based on present information, we believe the allowance for loan losses was adequate at June 30, 2007 to meet presently known and inherent risks in the loan portfolio. The allowance for loan losses was 1.23% and 1.11% of total loans at June 30, 2008 and December 31, 2007, respectively. There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. We maintain an allowance for loan losses based on, among other things, historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. The allowance is based upon a number of assumptions about future events, which management believes to be reasonable, but which may not prove to be accurate. Thus, there is a risk that charge-offs in future periods could exceed the allowance for loan losses or that substantial additional increases in the allowance for loan losses could be required. Additions to the allowance for loan losses would result in a decrease in net income and, possibly, in capital.

FIRST RELIANCE BANCSHARES, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - continued

Noninterest Income

The following table sets forth information related to our noninterest income.

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Gain on sale of mortgage loans	$566,973	$645,889	$1,126,357	$1,116,131
Service fees on deposit accounts	492,717	465,767	929,852	908,437
Other income	339,811	312,070	675,086	592,343
Total noninterest income	$1,399,501	$1,423,726	$2,731,295	$2,616,911

Three months ended June 30, 2008 and 2007

Noninterest income in the three month period ended June 30, 2008 and June 30, 2007 was $1.4 million.

Gain on sale of mortgage loans consists primarily of fees from mortgage origination fees, mortgage administrative fees, and mortgage yield spread premium from secondary market.  Gains were $566,973 and $645,889 for the three months ended June 30, 2008 and 2007, respectively. The $ 78,916 decrease for the three months ended June 30, 2008 compared to the same period in 2007 related primarily to a decrease in volume of loans originated, related to uncertainties in the economy.

Service fees on deposits consist primarily of income from NSF fees and service charges on transaction accounts.  Service fees on deposits were $492,717 and $465,767 for the three months ended June 30, 2008 and 2007, respectively. NSF income was $465,237 and $446,752 for the three months ended June 30, 2008 and 2007, respectively, representing 94.42% of total service fees on deposits in the 2008 period compared to 95.92% of total service fees on deposits in the 2007 period. In addition, service charges on deposit accounts decreased to $27,480 for the three months ended June 30, 2008 compared to $19,015 for the same period ended June 30, 2007.

Other income consisted primarily of fees received on cash value of life insurance and rental income.  Other income was $339,811 and $312,070 for the three months ended June 30, 2008 and 2007, respectively.

Six months ended June 30, 2008 and 2007

Noninterest income in the six month period ended June 30, 2008 was $2.7 million, an increase of 4.37% over noninterest income of $2.6 million in the same period of 2007.

Gain on sale of mortgage loans consists primarily of fees from mortgage origination fees, mortgage administrative fees, and mortgage yield spread premium from secondary market.  Gains were $1.1 million for the six months ended June 30, 2008 and 2007.

Service fees on deposits consist primarily of income from NSF fees and service charges on transaction accounts.  Service fees on deposits were $929,852 and $908,437 for the six months ended June 30, 2008 and 2007, respectively. NSF income was $878,552 and $866,483 for the six months ended June 30, 2008 and 2007, respectively, representing 94.49% of total service fees on deposits in the 2008 period compared to 95.39% of total service fees on deposits in the 2007 period

Other income consisted primarily of fees received on cash value of life insurance and rental income.  Other income was $675,086 and $592,343 for the six months ended June 30, 2008 and 2007, respectively.

FIRST RELIANCE BANCSHARES, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - continued

Noninterest Expense

Three months ended June 30, 2008 and 2007

Total noninterest expense for the three months ended June 30, 2008 was $4.7 million, an increase of $240,876, or 5.37% over the three months ended June 30, 2007. The primary reason was the $176,970 increase in salaries and employee benefits over the two periods as we continued to our footprint and business lines. In addition, occupancy expense increased $73,233, or 22.99%, for the three months ending June 30, 2008 as compared to the three months ending June 30, 2007. This increase is primarily associated with the growth of the Bank and extended operating hours. Other operating expenses increased 0.77% to $1.3 million for the three months ended June 30, 2008. Income tax expense was $169,859 for the three months ended June 30, 2008 compared to $368,486 during the same period in 2007.   The decrease related to the lower level of income before taxes.

Six months ended June 30, 2008 and 2007

Total noninterest expense for the six months ended June 30, 2008 was $9.5 million an increase of $470,030, or 5.23% over the six months ended June 30, 2007. As was the case with the three months ended, the primary reason was the $525,946 increase in salaries and employee benefits over the two periods as we continued to hire employees and expand. In addition, occupancy expense increased $75,540, or 11.52%, for the six months ending June 30, 2008 as compared to the six months ending June 30, 2007. Other operating expenses decreased 4.99% to $2.6 million for the six months ended June 30, 2008. Income tax expense was $407,515 for the six months ended June 30, 2008 compared to $602,669 during the same period in 2007.   The decrease related to the lower level of income before taxes.

Balance Sheet Review

General

At June 30, 2008, we had total assets of $585.2 million and, consisting principally of $466.4 million in loans, $59.5million in investments, and $12.8 million in cash and due from banks.  Our liabilities at June 30, 2008 totaled $547.5 million, which consisted principally of $456.3 million in deposits, $68.5 million in FHLB advances, $6.0 million in short-term borrowings, $10.3 million in junior subordinated debentures and $3.0 million notes payable. At June 30, 2008, our shareholders' equity was $37.7 million.

At December 31, 2007, we had total assets of $591.7 million, consisting principally of $468.1 million in loans, $62.5 million in investments, and $7.2 million in cash and due from banks.  Our liabilities at December 31, 2007 totaled $554.7 million, consisting principally of $449.5 million in deposits, $69.0 million in FHLB advances, $7.9 million in repurchase agreements, $10.3 million of junior subordinated debentures, $13.4 million in federal funds purchased, and $3.0 million in notes payable.  At December 31, 2007, our shareholders' equity was $37.0 million.

FIRST RELIANCE BANCSHARES, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - continued

Investments

Contractual maturities and yields on our investments that are available for sale at June 30, 2008 are shown in the following table.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

Available for sale Securities Maturity Distribution and Yields

	June 30, 2008
	Estimated	Tax
	Fair	Equivalent
	Value	Yield
Within One Year
Government sponsored enterprises	$140,725	6.15%

One to Five Years
Government sponsored enterprises	29,078	0.09%
Municipals	1,098,676	3.67%
Mortgage back securities	754,911	1.53%

Total	1,882,665	5.29%

Five to Ten Years
Municipals	1,995,019	2.72%
Mortgage back securities	2,908,328	2.11%

Total	4,903,347	5.16%

Over Ten Years
Government sponsored enterprises	1,496,448	0.16%
Municipals	27,311,017	3.54%
Mortgage back securities	19,218,599	2.17%

Total	48,026,064	5.87%

Other	172,415	%

Total	$55,125,216	5.79%

FIRST RELIANCE BANCSHARES, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - continued

Investments - continued

The amortized costs and the fair value of our investments at June 30, 2008 and December 31, 2007 are shown in the following table.

	June 30, 2008		December 31, 2007
	Amortized		Amortized
	Cost	Estimated	Cost	Estimated
	(Book Value)	Fair Value	(Book Value)	Fair Value
Government sponsored enterprises	$169,845	$169,803	$189,745	$192,746
Mortgage-backed securities	24,768,088	24,378,285	27,028,064	27,066,962
Municipal securities	31,127,202	30,404,713	31,145,829	31,068,955
Other	218,750	172,415	218,750	251,650
	$56,283,885	$55,125,216	$58,582,388	$58,580,313

At June 30, 2008, we had $55.1 million in our investment securities portfolio which represented approximately 9.42% of our total assets.  We held U.S. Government sponsored enterprises, municipal securities, mortgage-backed securities, and other stock with a fair market value of $55.1 million and an amortized cost of $56.3 million for an unrealized loss of $1,158,669.  We believe, based on industry analyst reports and credit ratings that the deterioration in value is attributed to changes in market interest rates and not in the credit quality of the issuer and therefore, these losses are not considered other-than-temporary.  We have the ability and intent to hold these securities until such time as the value recovers or the securities mature.

At December 31, 2007, the $58.6 million in our investment securities portfolio represented approximately 9.90% of our total assets.  We held U.S. Government sponsored enterprises, municipal securities, mortgage-backed securities with a fair value of $58.6 million and an amortized cost of $58.6 million for an unrealized loss of $2,075.

Loans

Since loans typically provide higher interest yields than other types of interest earning assets, a substantial percentage of our earning assets are invested in our loan portfolio.  For the six months ended June 30, 2008 and 2007, average loans including mortgage loans held for sale were $487.8 million and $382.6 million, respectively.  Before the allowance for loan losses, total loans outstanding at June 30, 2008 were $466.4 million. Before the allowance for loan losses, total loans outstanding at December 31, 2007 were $468.1 million.

The following table summarizes the composition of our loan portfolio June 30, 2008 and December 31, 2007.

	June 30,	% of	December 31,	% of
	2008	Total	2007	Total
Mortgage loans on real estate
Residential 1-4 family	$67,412,852	14.45%	$66,259,730	14.15%
Multifamily	8,559,261	1.84	9,822,699	2.10
Commercial	194,822,839	41.77	195,992,305	41.87
Construction	65,408,007	14.02	65,431,302	13.98
Second mortgages	4,894,405	1.05	4,611,341	0.99
Equity lines of credit	38,020,087	8.15	39,503,898	8.43

Total mortgage loans	379,117,451		381,621,275

Commercial and industrial	70,209,697	15.05	67,771,665	14.48
Consumer	11,089,366	2.38	11,342,435	2.42
Other, net	6,011,692	1.29	7,402,315	1.58
Total loans	$466,428,206		$468,137,690

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

The following table summarizes the loan maturity distribution by type and related interest rate characteristics at June 30, 2008.

Loan Maturity Schedule and Sensitivity to Changes in Interest Rates

June 30, 2008		Over
(Dollars in thousands)		One Year
	One Year or	Through	Over Five
	Less	Five Years	Years	Total
Commercial and industrial	$42,953	$25,136	$2,121	$70,210
Real estate	143,458	187,591	48,068	379,117
Consumer and other	6,872	10,002	227	17,101
	$193,283	$222,729	$50,416	$466,428
Loans maturing after one year with:
Fixed interest rates				$146,952
Floating interest rates				126,193
				$273,145

Provision and Allowance for Loan Losses

We have established an allowance for loan losses through a provision for loan losses charged to expense on our statement of income.  The allowance for loan losses represents an amount which we believe will be adequate to absorb probable losses on existing loans that may become uncollectible.  Our judgment as to the adequacy of the allowance for loan losses is based on a number of assumptions about future events, which we believe to be reasonable, but which may or may not prove to be accurate.  Our determination of the allowance for loan losses is based on evaluations of the collectability of loans, including consideration of factors such as the balance of impaired loans, the quality, mix, and size of our overall loan portfolio, economic conditions that may affect the borrower's ability to repay, the amount and quality of collateral securing the loans, our historical loan loss experience, and a review of specific problem loans.  We also consider subjective issues such as changes in the lending policies and procedures, changes in the local/national economy, changes in volume or type of credits, changes in volume/severity of problem loans, quality of loan review and board of director oversight, concentrations of credit, and peer group comparisons.  Due to our limited operating history, the provision for loan losses has been made primarily as a result of our assessment of general loan loss risk compared to banks of similar size and maturity.  Due to the rapid growth of our bank over the past several years and our short operating history, a large portion of the loans in our loan portfolio and of our lending relationships are of relatively recent origin.  In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process known as seasoning.  As a result, a portfolio of older loans will usually behave more predictably than a newer portfolio.  Because our loan portfolio is relatively new, the current level of delinquencies and defaults may not be representative of the level that will prevail when the portfolio becomes more seasoned, which may be higher than current levels.  If delinquencies and defaults increase, we may be required to increase our provision for loan losses, which would adversely affect our results of operations and financial condition.  Periodically, we adjust the amount of the allowance based on changing circumstances.  We charge recognized losses to the allowance and add subsequent recoveries back to the allowance for loan losses.  There can be no assurance that charge-offs of loans in future periods will not exceed the allowance for loan losses as estimated at any point in time or that provisions for loan losses will not be significant to a particular accounting period.

FIRST RELIANCE BANCSHARES, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - continued

Provision and Allowance for Loan Losses - (continued)

The following table summarizes the activity related to our allowance for loan losses for the six months ended June 30, 2008 and 2007:

Risk Elements in the Loan Portfolio

The following is a summary of risk elements in the loan portfolio:

	June 30,	June 30,
	2008	2007
Loans
Nonaccrual loans	$3,308,463	$582,230

Accruing loans more than 90 days past due	1,399,612	349,703

Activity in the Allowance for Loan Losses is as follows:

	June 30,
	2008	2007
Balance, January 1,	$5,270,607	$4,001,881
Provision for loan losses for the period	1,147,397	460,436
Net loans (charged-off) recovered for the period	(677,144)	(4,240)

Balance, end of period	$5,740,860	$4,458,077

Total loans outstanding, end of period	$466,428,206	$404,386,897

Allowance for loan losses to loans outstanding	1.23%	1.11%

We do not allocate the allowance for loan losses to specific categories of loans.  Instead, we evaluate the adequacy of the allowance for loan losses on an overall portfolio basis utilizing our credit grading system which we apply to each loan.

The allowance for loan losses was $5.7 million and $4.5 million at June 30, 2008 and June 30, 2007, respectively, or 1.23% and 1.10% of outstanding loans, respectively.  During the six months ended June 30, 2008, we had net charged off loans of $677,144.  During the six months ended June 30, 2007, we had net charged off loans of $4,240.  The increase in charged off loans represents deterioration in the commercial real estate market in a specific region and is primarily isolated to one loan.

At June 30, 2008 and 2007, nonaccrual loans represented 0.72% and 0.15% of net loans, respectively.  At June 30, 2008 and 2007, we had $3,308,463 and $582,230 of loans, respectively, on nonaccrual status.   Generally, a loan is placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when we believe, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that collection of the loan is doubtful.  A payment of interest on a loan that is classified as nonaccrual is recognized as income when received. As the economy continues to weaken, some of our borrowers find that they do not have sufficient cash flow to make payments on time, and we place their loans on non-accrual status. There are currently 15 borrowers that are on non accrual at June 30, 2008.  Four of those borrowers amount to 79% of the total nonaccrual amount.

Deposits and Other Interest-Bearing Liabilities

Our primary source of funds for loans and investments is our deposits, advances from the FHLB, and short-term repurchase agreements.  Through successful marketing campaigns and branch expansion, we have been able to increase our deposits in our local markets. Sometimes it’s necessary to obtain a portion of our certificates of deposits from areas outside of our market.  The deposits obtained outside of our market area generally have comparable rates compared to rates being offered for certificates of deposits in our local market.  We also utilize out-of-market deposits in certain instances to obtain longer-term deposits than are readily available in our local market.  We anticipate that the amount of out-of-market deposits will continue to decline as our new retail deposit offices become established.  The amount of out-of-market deposits was $124.2 million at June 30, 2008 and $100.3 million at December 31, 2007.

FIRST RELIANCE BANCSHARES, INC.

We anticipate being able to either renew or replace these out-of-market deposits when they mature, although we may not be able to replace them with deposits with the same terms or rates.  Our loan-to-deposit ratio was 102.23% and 104.15% at June 30, 2008 and December 31, 2007, respectively.

FIRST RELIANCE BANCSHARES, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - continued

Deposits and Other Interest-Bearing Liabilities - (continued)

The following table shows the average balance amounts and the average rates paid on deposits held by us for the six months ended June 30, 2008 and 2007.

	2008		2007
(Dollars in thousands)	Average Amount	Average Rate	Average Amount	Average Rate
Noninterest bearing demand deposits	$44,286	-%	$44,939	-%
Interest bearing demand deposits	29,458	0.65	28,232	0.86
Savings accounts	88,620	2.50	77,987	4.04
Time deposits	287,447	4.37	241,175	5.08
	$449,811	3.69%	392,333	3.95%

The increase in time deposits for the six months ended June 30, 2008 resulted from an increase in retail time deposits, which was offset by a decrease in wholesale deposits.  A significant portion of the increase in retail time deposits is attributed to successful pricing and marketing promotions.

All of our time deposits are certificates of deposits.  The maturity distribution of our time deposits of $100,000 or more at June 30, 2008 (in thousands) was as follows:

June 30,
2008
Three months or less	$82,297,298
Over three through twelve months	84,452,074
Over one year through three years	11,864,611
Over three years	1,285,423
Total	$179,899,406

Capital Resources

Total shareholders' equity at June 30, 2008 was $37.7 million.  At December 31, 2007, total shareholders' equity was $37.0 million.  The increase during the first six months of 2008 resulted primarily from the $1.5 million of net income earned.

The following table shows the return on average assets (net income divided by average total assets), return on average equity (net income divided by average equity), and equity to assets ratio (average equity divided by average total assets) for the six months ended June 30, 2008 and 2007.  Since our inception, we have not paid cash dividends.

	June 30,	June 30,
	2008	2007
Return on average assets	0.51%	0.69%
Return on average equity	7.99%	9.30%
Average equity to average assets ratio	6.42%	7.45%

Our return on average assets was 0.51% for the six months ended June 30, 2008, a decrease from 0.69% reported in the prior year period. Our return on average equity decreased to 7.99% from 9.30% for the six months ended June 30, 2008 and 2007, respectively. Equity to assets ratio was 6.42% and 7.45% for June 30, 2008 and 2007, respectively.

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

The following table sets forth the holding company's and the bank's various capital ratios at June 30, 2008 and at December 31, 2007.  For all periods, the bank was considered "well capitalized" and the holding company met or exceeded its applicable regulatory capital requirements.

	June 30, 2008		December 31, 2007
	Holding		Holding
	Company	Bank	Company	Bank
Tier 1 capital (to risk-weighted assets)	10.25%	9.94	9.26%	9.50%

Total capital (to risk-weighted assets)	11.39	11.08	10.29	10.53

Leverage or Tier 1 capital (to total average assets)	8.71	8.45	9.46	8.85

Borrowings

The following table outlines our various sources of borrowed funds during the six months ended June 30, 2008 and the year ended December 31, 2007, the amounts outstanding at the end of each period, at the maximum point for each component during the periods and on average for each period, and the average interest rate that we paid for each borrowing source.  The maximum month-end balance represents the high indebtedness for each component of borrowed funds at any time during each of the periods shown.

(Dollars in thousands)			Maximum
At or for the six months ended	Ending	Period-	Month-end	Average for the Period
June 30, 2008	Balance	End Rate	Balance	Balance	Rate

Federal Home Loan Bank advances	$68,500	4.03%	$73,900	$73,119	3.82%
Securities sold under agreement
to repurchase	6,421	2.48	7,859	7,998	2.16
Federal funds purchased	-	-	11,482	6,734	3.37
Junior subordinated debentures	10,310	5.93	10,310	10,310	5.93
Note Payable	3,000	3.75	3,000	3,000	4.62

FIRST RELIANCE BANCSHARES, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - continued

(Dollars in thousands)			Maximum
At or for the year ended	Ending	Period-	Month-end	Average for the Period
December 31, 2007	Balance	End Rate	Balance	Balance	Rate
Federal Home Loan Bank advances	$69,000	3.61%	$69,000	$22,895	4.40%
Securities sold under agreement
to repurchase	7,928	4.38	11,651	9,128	4.43
Federal funds purchased	13,359	5.11	13,359	1,809	4.50
Junior subordinated debentures	10,310	6.01	10,310	10,310	5.96
Note Payable	3,000	4.50	3,000	3,000	6.00

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

Off-Balance Sheet Risk

Through our operations, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At June 30, 2008, we had issued commitments to extend credit of $63.4 million and standby letters of credit of $2,2 million through various types of commercial lending arrangements. Approximately $46,6 million of these commitments to extend credit had variable rates.

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at June 30, 2008.

		After One	After Three
	Within	Through	Through		Greater
	One	Three	Twelve	Within	Than
(Dollars in thousands)	Month	Months	Months	One Year	One Year	Total

Unused commitments
to extend credit	$10,247	$5,932	$15,740	$31,919	$31,485	$63,404
Standby letters of
credit	-	55	564	619	1,621	2,240
Total	$10,247	$5,987	$16,304	$32,538	$33,106	$65,644

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

We were asset sensitive during most of the year ended December 31, 2007 and during the six months ended June 30, 2008.  As of June 30, 2007, we expect to be asset sensitive for the next three months, then we expect to be liability sensitive for the following nine months because a significant portion of our variable rate loans and a majority of our deposits reprice over a 12-month period.  Approximately 55.32% of our loans were variable rate loans at June 30, 2008.  The ratio of cumulative gap to total earning assets after 12 months was -25.99% because $141.1 million more liabilities will reprice in a 12 month period than assets.   However, our gap analysis is not a precise indicator of our interest sensitivity position.  The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally.  For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but those rates are viewed by us as significantly less interest-sensitive than market-based rates such as those paid on noncore deposits.  Net interest income may be affected by other significant factors in a given interest rate environment, including changes in the volume and mix of interest-earning assets and interest-bearing liabilities.

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

At June 30, 2008, our liquid assets, consisting of cash and due from banks and federal funds sold, amounted to $12.8 million, or 2.19% of total assets.  Our investment securities at June 30, 2008 amounted to $59.5 million, or 10.17% of total assets.  Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner.  However, $6.4 million of these securities are pledged against repurchase agreements, other required deposit accounts, and unused FHLB borrowing lines. At December 31, 2007, our liquid assets amounted to $7.2 million, or 1.21% of total assets.  Our investment securities at December 31, 2007 amounted to $62.5 million, or 10.56% of total assets.  However, $7.9 million of these securities were pledged.

FIRST RELIANCE BANCSHARES, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - continued

Liquidity and Interest Rate Sensitivity - (continued)

Our ability to maintain and expand our deposit base and borrowing capabilities serves as our primary source of liquidity.  We plan to meet our future cash needs through the liquidation of temporary investments, the generation of deposits, and from additional borrowings.  In addition, we will receive cash upon the maturity and sale of loans and the maturity of investment securities.  During most of 2007 and the first six months of 2008, as a result of historically low rates that were being earned on short-term liquidity investments, we chose to maintain a lower than normal level of short-term liquidity securities.  In addition, we maintain eight federal funds purchased lines of credit with correspondent banks giving us credit availability totaling $43.0 million for which there were no borrowings against the lines at June 30, 2008.  We are also a member of the Federal Home Loan Bank of Atlanta, from which applications for borrowings can be made for leverage purposes.  The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the bank be pledged to secure any advances from the FHLB. The Company has an available line to borrow funds from the Federal Home Loan Bank up to 30% of the Bank’s total assets which provide additional available funds of $110.4 million at June 30, 2008. At June 30, 2008 the bank had $68.5 million outstanding in FHLB advances. The bank also has a line of credit in place with the Federal Reserve, which will allow the bank to borrow up to $15 million. There were no borrowings against the line as of June 30, 2008. We believe that these funds will be sufficient to meet our future liquidity needs.

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

The following table sets forth information regarding our rate sensitivity as of June 30, 2008 for each of the time intervals indicated. The information in the table may not be indicative of our rate sensitivity position at other points in time.  In addition, the maturity distribution indicated in the table may differ from the contractual maturities of the earning assets and interest-bearing liabilities presented due to consideration of prepayment speeds under various interest rate change scenarios in the application of the interest rate sensitivity methods described above.

Interest Sensitivity Analysis

June 30, 2008

		After One	Three		Greater Than
		Through	Through		One Year or
	Within One	Three	Twelve	Within One	Non-
(Dollars in thousands)	Month	Months	Months	Year	Sensitive	Total
Assets
Interest-earning assets
Loans	$262,877	$21,022	$32,634	$316,533	$149,895	$466,428
Loans held for sale					10,448	10,448
Securities, taxable	545	738	3,127	4,410	20,310	24,720
Securities, nontaxable	253		1,737	1,990	28,415	30,405
Nonmarketable securities	4,372			4,372		4,372
Federal funds sold	6,015			6,015		6,015
Investment in trust					310	310

Total earning assets	274,062	21,760	37,498	333,320	209,378	542,698

FIRST RELIANCE BANCSHARES, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - continued

Liquidity and Interest Rate Sensitivity - (continued)

Interest Sensitivity Analysis

June 30, 2008

(Dollars in thousands)	Within One Month		After One Through Three Months		Three Through Twelve Months	Within One Year		Greater Than One Year or Non- Sensitive	Total

Liabilities
Interest-bearing liabilities
Interest-bearing deposits:
Demand deposits	$75,330	$		$		$75,330	$		$75,330
Savings deposits	82,074					82,074			82,074
Time deposits	35,813		88,277		144,473	268,563		30,308	298,871

Total interest-bearing deposits	193,217		88,277		144,473	425,967		30,308	456,275
Federal Home Loan Bank Advances	1,000		13,000		28,000	42,000		26,500	68,500
Junior subordinated debentures								10,310	10,310
Note payable								3,000	3,000

Repurchase agreements	6,421					6,421			6,421
Total interest-bearing
Liabilities	200,638	101,277	172,473	474,388	70,118	544,506

Period gap	$73,424	$(79,517)	$(134,975)	$(141,068)	$139,260

Cumulative gap	$73,424	$(6,093)	$(141,068)	$(141,068)	$(1,808)

Ratio of cumulative gap	13.53%	-1.12%	-25.99%	-25.99%	-0.33%
to total earning assets

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

Item 1A. Risk Factors

Actions by other financial institutions during a weakened economy could negatively impact our financial performance.

All financial institutions are subject to the same risks resulting from a weakening economy such as increased charge-offs and levels of past due loans and nonperforming assets. As financial institutions in our market area continue to dispose of problem assets, the already excess inventory of residential homes and lots will continue to negatively impact home values and increase the time it takes us or our borrowers to sell existing inventory. The perception that troubled banking institutions (financial institutions that are not “in trouble”) are risky institutions for purposes of regulatory compliance or safeguarding deposits may cause depositors nonetheless to move their funds to other financial institutions. If our depositors should move their funds based on events happening at other financial institutions, our operating results would suffer.

Other Risks

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable
(b)	Not applicable
(c)	Stock Repurchases

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2008 - January 31, 2008	471	$15.02	-	-
February 1, 2008 - February 29, 2008	-	$-	-	-
March 1, 2008 - March 31, 2008	28	$10.86	-
April 1, 2008 - April 30, 2008	-	$-	-	-
May 1, 2008 - May 31, 2008	-	$-	-	-
June 1, 2008 - June 30, 2008	85	$10.86	-	-
	584	$14.21	-	-

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Securities

In connection with the Annual Meeting of Shareholders held June 19, 2008, the following votes are hereby certified by the undersigned. Each vote represents one share of common stock. We have received 2,063,217 votes by proxy, representing or 58.9% of the shares of common stock outstanding at April 15, 2008, the record date for the meeting. The outcome of the voting is as follows:

PROPOSAL: Election of Class A Directors

Director Nominee: J. Munford Scott
	No. of Votes	Percent of Outstanding Shares

For:	2,048,914	99.3%

Withhold:	14,303	0.7%

FIRST RELIANCE BANCSHARES, INC.
Director Nominee: F. R. Saunders, Jr.
	No. of Votes	Percent of Outstanding Shares

For:	2,050,614	99.4%

Withhold:	12,603	0.6%

Director Nominee: Leonard A. Hoogenboom
	No. of Votes	Percent of Outstanding Shares

For:	2,050,414	99.4%

Withhold:	12,803	0.6%

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit

31.1	Certification pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended.

31.2	Certification pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

FIRST RELIANCE BANCSHARES, INC.

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST RELIANCE BANCSHARES, INC.

By:	/s/ F.R. SAUNDERS, JR.
F. R. Saunders, Jr. President & Chief Executive Officer

Date: August 14, 2008	By:	/s/ JEFFERY A. PAOLUCCI
Jeffery A. Paolucci Senior Vice President and Chief Financial Officer