Form 10-Q
period 2008-09-30
FIRST RELIANCE BANCSHARES INC
filed 2008-11-14
CIK 1172102

FIRST RELIANCE BANCSHARES, INC.

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

(Mark One)	FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2008

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

3,513,508 shares of common stock, par value $0.01 per share, as of October 31, 2008

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
☐ Yes ☒ No.

FIRST RELIANCE BANCSHARES, INC.

INDEX

		Page No.
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Consolidated Balance Sheets - September 30, 2008 and December 31, 2007	3

	Consolidated Statements of Income - Nine months ended September 30, 2008 and 2007 and Three months ended September 30, 2008 and 2007	4

	Consolidated Statements of Shareholders’ Equity and Comprehensive Income- Nine months ended September 30, 2008 and 2007	5

	Consolidated Statements of Cash Flows - Nine months ended September 30, 2008 and 2007	6

	Notes to Consolidated Financial Statements	7-13

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14-37

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	38

Item 4T.	Controls and Procedures	38

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	39

Item 1A.	Risk Factors	39

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	40

Item 3.	Defaults Upon Senior Securities	41

Item 4.	Submission of Matters to a Vote of Securities Holders	41

Item 5.	Other Information	41

Item 6.	Exhibits	41

FIRST RELIANCE BANCSHARES, INC.

Consolidated Balance Sheets

	September 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)
Assets
Cash and cash equivalents:
Cash and due from banks	$5,928,325	$7,164,650

Total cash and cash equivalents	5,928,325	7,164,650
Securities available-for-sale	56,982,931	58,580,313
Nonmarketable equity securities	3,922,200	3,930,400

Total investment securities	60,905,131	62,510,713
Loans held for sale	11,226,920	19,600,850
Loans receivable	459,686,752	468,137,690
Less allowance for loan losses	(6,210,753)	(5,270,607)

Loans, net	453,475,999	462,867,083
Premises, furniture and equipment, net	23,770,377	22,233,746
Accrued interest receivable	3,049,352	3,092,767
Other real estate owned	293,700	196,950
Cash surrender value life insurance	10,880,649	10,540,273
Other assets	4,143,229	3,497,180

Total assets	$573,673,682	$591,704,212

Liabilities and Shareholders’ Equity
Liabilities
Deposits
Noninterest-bearing transaction accounts	$42,917,049	$43,542,528
Interest-bearing transaction accounts	27,159,758	39,450,393
Savings	121,475,590	85,819,481
Time deposits $100,000 and over	131,809,645	169,825,252
Other time deposits	124,196,593	110,860,061

Total deposits	447,558,635	449,497,715
Securities sold under agreement to repurchase	7,195,414	7,927,754
Federal funds purchased	2,170,000	13,359,000
Advances from Federal Home Loan Bank	63,500,000	69,000,000
Note payable	3,000,000	3,000,000
Junior subordinated debentures	10,310,000	10,310,000
Accrued interest payable	583,346	767,577
Other liabilities	1,401,244	814,262

Total liabilities	535,718,639	554,676,308

Shareholders’ Equity
Common stock, $0.01 par value; 20,000,000 shares authorized, 3,523,921 shares issued at September 30, 2008 and 3,504,313 shares issued at December 31, 2007. 3,513,508 shares outstanding at September 30, 2008 and 3,494,646 shares outstanding at December 31, 2007	35,239	34,946
Nonvested restricted stock	(247,637)	(152,762)
Capital surplus	26,114,785	25,875,012
Treasury stock (10,413 and 9,667 shares at cost at September 30, 2008 and December 31, 2007, respectively)	(155,259)	(145,198)
Retained earnings	13,488,095	11,417,275
Accumulated other comprehensive loss	(1,280,180)	(1,369)
Total shareholders’ equity	37,955,043	37,027,904
Total liabilities and shareholders’ equity	$573,673,682	$591,704,212

See notes to condensed financial statements.

FIRST RELIANCE BANCSHARES, INC.

Condensed Consolidated Statements of Income
(Unaudited)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Interest income:
Loans, including fees	$25,895,022	$25,745,192	$8,234,706	$9,234,300
Investment securities:
Taxable	1,025,605	638,647	349,641	192,571
Nontaxable	981,013	552,593	325,521	199,636
Federal funds sold	54,502	384,420	42,662	48,010
Other interest income	212,941	121,958	98,977	34,078
Total	28,169,083	27,442,810	9,051,507	9,708,595
Interest expense:
Time Deposits over $100,000	5,524,539	5,062,204	1,491,623	1,909,567
Other deposits	5,128,023	7,218,069	1,722,955	2,613,580
Other interest expense	2,817,167	1,412,171	932,809	488,234
Total	13,469,729	13,692,444	4,147,387	5,011,381
Net interest income	14,699,354	13,750,366	4,904,120	4,697,214
Provision for loan losses	1,757,364	869,397	609,967	408,961
Net interest income after provision for loan losses	12,941,990	12,880,969	4,294,153	4,288,253

Noninterest income:
Service charges on deposit accounts	1,477,950	1,394,945	548,098	486,508
Gain on sales of mortgage loans	1,445,876	1,635,949	319,519	519,818
Brokerage fees	112,242	124,220	5,685	38,351
Income from Bank Owned Life Insurance	340,376	201,050	110,811	100,310
Other charges, commissions and fees	361,643	262,907	123,548	95,513
Gain on sale of securities	-	5,996	-	-
Gain on sale of other real estate	700	4,187	700	(16,187)
Gain on sale of fixed assets	7,092	16,104	7,092	-
Other non-interest income	147,574	236,113	46,705	40,247
Total	3,893,453	3,881,471	1,162,158	1,264,560
Noninterest expenses:
Salaries and employee benefits	8,343,153	7,922,140	2,589,777	2,694,710
Occupancy expense	1,149,437	979,034	418,005	323,142
Furniture and equipment expense	645,114	607,784	222,624	188,021
Other operating expenses	3,803,663	4,107,690	1,248,888	1,418,732
Total	13,941,367	13,616,648	4,479,294	4,624,605
Income before income taxes	2,894,076	3,145,792	977,017	928,208
Income tax expense	619,354	946,000	211,839	343,331
Net income	$2,274,722	$2,199,792	$765,178	$584,877
Earnings per share
Basic earnings per share	$0.65	$0.64	$0.22	$0.17
Diluted earnings per share	$0.64	$0.62	$0.22	$0.17

See notes to condensed financial statements.

FIRST RELIANCE BANCSHARES, INC.

Condensed Consolidated Statements of Shareholders' Equity and Comprehensive Income
For the nine months ended September 30, 2008 and 2007
(Unaudited)

							Accumulated
							Other
							Compre-
				Non-vested			hensive
	Common Stock		Capital	Restricted	Treasury	Retained	Income
	Shares	Amount	Surplus	Stock	Stock	Earnings	(Loss)	Total
Balance, December 31, 2006	3,424,878	$34,249	$25,257,814	$(66,131)	$-	$8,857,755	$9,576	$34,093,263

Net income						2,199,792		2,199,792

Other comprehensive loss, net of tax benefit of $110,112							(213,747)	(213,747)

Comprehensive income								1,986,045

Purchase of Treasury Stock					(145,198)			(145,198)

Issuance of shares to 404c plan	13,383	134	198,246					198,380

Issuance of Restricted stock	8,987	90	132,393	(81,598)				50,885

Issuance of advisory board shares

Exercise of stock options	40,145	401	219,591					219,992

Balance, September 30, 2007	3,487,393	$34,874	$25,808,044	$(147,729)	$(145,198)	$11,057,547	$(204,171)	$36,403,367

Balance, December 31, 2007	3,494,646	$34,946	$25,875,012	$(152,762)	$(145,198)	$11,417,275	$(1,369)	$37,027,904

Adjustment to reflect the cumulative-effect of change in Accounting for Life Insurance Arrangement						(203,902)		(203,902)

Balance December 31, 2007	3,494,646	34,946	25,875,012	(152,762)	(145,198)	11,213,373	(1,369)	36,824,002

Net income						2,274,722		2,274,722

Other comprehensive loss net of tax benefit of $658,781							(1,278,811)	(1,278,811)

Comprehensive income								995,911

Purchase of Treasury Stock					(10,061)			(10,061)

Issuance of Restricted stock	22,275	223	201,163	(94,875)				106,511

Issuance of shares to employees	100	1	1009					1,010

Exercise of stock options	6,900	69	37,601					37,670

Balance, September 30, 2008	3,523,921	$35,239	$26,114,785	$(247,637)	$(155,259)	$13,488,095	$(1,280,180)	$37,955,043

See notes to condensed financial statements.

FIRST RELIANCE BANCSHARES, INC.

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
	2008	2007
Cash flows from operating activities:
Net income	$2,274,722	$2,199,792
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Provision for loan losses	1,757,364	869,397
Depreciation and amortization expense	751,388	576,096
Gain on sale of equipment	(7,092)	(16,104)
Gain on sale of other real estate owned	(700)	(4,187)
Gain on sale of securities	-	(5,996)
Write down of other real estate owned	106,750	-
Discount accretion and premium amortization	18,284	44,933
Disbursements for loans held-for-sale	(96,084,748)	(105,965,150)
Proceeds from loans held-for-sale	104,458,678	103,588,674
Deferred income tax benefit	(666,101)	(428,749)
(Increase) Decrease in interest receivable	43,415	(184,236)
Increase (decrease) in interest payable	(184,231)	146,968
Amortization of deferred compensation on restricted stock	106,511	50,885
Increase (decrease) in other liabilities	413,818	(730,105)
(Increase) decrease in other assets	123,604	(953,286)
Net cash provided (used) by operating activities	13,111,663	(811,068)

Cash flows from investing activities:
Net (increase) decrease in loans receivable	7,224,870	(81,375,712)
Purchases of securities available-for-sale	(3,812,500)	(10,019,236)
Proceeds on sales of securities available-for-sale	-	9,785,569
Maturities of securities available-for-sale	3,454,006	1,698,281
(Purchase) sale of non marketable equity securities	8,200	(1,766,300)
Proceeds on sale of nonmarketable equity securities	-	2,051,000
Sales of other real estate owned	206,050	1,598,690
Proceeds from disposal of premises, furniture, and equipment	-	38,066
Purchases of premises and equipment	(2,096,813)	(7,469,132)
Net cash provided (used) by investing activities	4,983,813	(85,458,774)

Cash flows from financing activities:
Net increase in demand deposits, interest bearing and savings accounts	22,739,995	24,277,097
Net (decrease) increase in certificates of deposit and other time deposits	(24,679,075)	43,612,383
Increase (decrease) in Federal Funds purchased	(11,189,000)	3,000,000
Net (decrease) increase in securities sold under agreements to repurchase	(732,340)	448,070
Decrease in advances from the Federal Home Loan Bank	(5,500,000)	(4,500,000)
Proceeds from issuance of shares to ESOP	-	198,380
Purchase of treasury stock	(10,061)	(145,198)
Proceeds from the exercise of stock options	38,680	219,992
Net cash provided (used) by financing activities	(19,331,801)	67,110,724
Net decrease in cash and cash equivalents	(1,236,325)	(19,159,118)
Cash and cash equivalents, beginning of period	7,164,650	31,463,075
Cash and cash equivalents, end of period	$5,928,325	$12,303,957
Cash paid during the period for
Income taxes	$973,499	$1,111,821
Interest	$13,653,960	$13,545,476

See notes to condensed financial statements.

FIRST RELIANCE BANCSHARES, INC.

Notes to Condensed Consolidated Financial Statements

Note 1 - Basis of Presentation

The accompanying financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they omit disclosures which would substantially duplicate those contained in the Company’s most recent Annual Report to shareholders. The financial statements as of September 30, 2008 and 2007 and for the interim periods then ended are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. The financial information as of December 31, 2007 has been derived from the Company’s audited financial statements as of that date. For further information, refer to the financial statements and the notes included in First Reliance Bancshares, Inc.'s 2007 Annual Report on Form 10-K.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities, and thereby improving the transparency of financial reporting. It is intended to enhance the current disclosure framework in SFAS 133 by requiring that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. This disclosure better conveys the purpose of derivative use in terms of the risks that the entity is intending to manage. SFAS 161 is effective for the Company on January 1, 2009. This pronouncement does not impact accounting measurements but will result in additional disclosures if the Company is involved in material derivative and hedging activities at that time.

In February 2008, the FASB issued FASB Staff Position No. 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions” (“FSP 140-3”).  This FSP provides guidance on accounting for a transfer of a financial asset and the transferor’s repurchase financing of the asset.  This FSP presumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement (linked transaction) under SFAS No. 140. However, if certain criteria are met, the initial transfer and repurchase financing are not evaluated as a linked transaction and are evaluated separately under SFAS No. 140.  FSP 140-3 will be effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years and earlier application is not permitted. Accordingly, this FSP is effective for the Company on January 1, 2009.  The Company is currently evaluating the impact, if any, the adoption of FSP 140-3 will have on its financial position, results of operations and cash flows.

Notes to Condensed Consolidated Financial Statements

FIRST RELIANCE BANCSHARES, INC.

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

Level 1
Quoted prices in active markets for identical assets or liabilities. Level 1 assets and liabilities include debt and equity securities and derivative contracts that are traded in an active exchange market, as well as U.S. Treasury securities.

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

FIRST RELIANCE BANCSHARES, INC.

Assets measured at fair value on a recurring basis are as follows as of September 30, 2008:

	Quoted Market Price in active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for Sale Securities	$-	$56,982,931	-
Mortgage Loans Held for Sale	$-	$11,226,920	-
Total	$-	$68,209,851	-

The Company has no liabilities carried at fair value or measured at fair value on a nonrecurring basis.

The Company is predominantly an asset based lender with real estate serving as collateral on a substantial majority of loans. Loans that are deemed to be impaired are primarily valued on a nonrecurring basis at the fair values of the underlying real estate collateral. Such fair values are obtained using independent appraisals, which the Company considers to be level 2 inputs. The aggregate carrying amount of impaired loans at September 30, 2008 was $8,391,560.

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

During the nine months ended September 30, 2008 and 2007, the Company granted 0 and 62,481 stock appreciation rights, respectively. A stock appreciation right entitles an individual to receive the excess of the fair market value from the grant date to the exercise date in a settlement of Company stock. The Company has funded the liability through charges to earnings. The accrued liability for the stock appreciation rights at September 30, 2008 was $157,776.

During the three months ended September 30, 2008 and 2007, the company did not issue any stock appreciation rights.

A summary of the status of the Company’s stock appreciation rights as of the nine and three months ended September 30, 2008 and 2007 is presented below:

For the Nine Months Ended September 30,	2008		2007
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Outstanding at January 1	93,981	$14.95	45,501	$14.87
Granted	-	-	62,481	15.00
Exercised	-	-	-	-
Forfeited	-	-	-	-

Outstanding at September 30	93,981	$14.95	107,982	$14.95

For the Three Months Ended September 30,	2008		2007
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Outstanding at July 1	93,981	14.95	107,982	$14.95
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-

Outstanding at September 30	93,981	$14.95	107,982	$14.95

FIRST RELIANCE BANCSHARES, INC.

Notes to Condensed Consolidated Financial Statements

Note 3 - Equity Incentive Plan - continued

During the nine and three months ended September 30, 2008, the Company granted 22,256 and 8,197 shares of restricted stock, respectively, pursuant to the 2006 Equity Incentive Plan. The shares “cliff” vest in three years. Compensation cost associated with the grant was $106,511 and $39,442 for the nine and three months ended September 30, 2008, respectively.

The following table shows the changes in the Company’s restricted stock for the nine and three months ended September 30, 2008:

	Nine months	Three months

Outstanding at January 1, and July 1, respectively	16,195	28,435
Granted	22,256	8,197
Exercised	(1,819)	-
Forfeited	-	-

Outstanding at September 30, 2008	36,632	36,632

Note 4 - Stock Compensation Plan

On June 19, 2003, the Company established the 2003 First Reliance Bank Employee Stock Option Plan (Stock Plan) that provides for the granting of options to purchase up to 250,000 shares of the Company’s common stock to directors, officers, or employees of the Company. This plan was preceded by the 1999 First Reliance Bank Employee Stock Option Plan, which provided for the granting of options to purchase up to 238,000 shares of the Company’s common stock to directors, officers, or employees of the Company. The per-share exercise price of incentive stock options granted under the Stock Plan may not be less than the fair market value of a share on the date of grant. The per-share exercise price of stock options granted is determined by the Board of Directors. The expiration date of any option may not be greater than ten years from the date of grant. Options that expire unexercised or are canceled become available for reissuance. At September 30, 2008, there were no options available for grant under the 2003 plan and no options available for grant under the 1999 plan.

The following shows the status of the Company’s stock option plan at September 30, 2008 and the changes in the plan for the nine and three months ended September 30, 2008:

	Nine months ended		Three months ended
		Weighted		Weighted
		Average		Average
	Shares	Price	Shares	Price

Outstanding at January 1, and July 1, respectively	278,847	$8.32	271,647	$8.35
Granted	-	-	-	-
Exercised	(7,000)	5.38	(2,200)	6.44
Forfeited	(2,500)	11.00	-	-
Outstanding at September 30, 2008	269,347	$8.36	269,447	$8.36

FIRST RELIANCE BANCSHARES, INC.

Notes to Condensed Consolidated Financial Statements

Note 5 - Earnings Per Share

The following schedule reconciles the numerators and denominators of the basic and diluted earnings per share computations for the nine and three month periods ended September 30, 2008 and 2007.  Dilutive common shares arise from the potentially dilutive effect of the Company's stock options and warrants that are outstanding.  The assumed conversion of stock options and warrants can create a difference between basic and dilutive net income per common share.

	Nine Months Ended September 30, 2008
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic earnings per share
Income available to common shareholders	$2,274,722	3,509,597	$.65
Effect of dilutive securities
Stock options	-	18,503
Non-vested restricted stock	-	3,098
Diluted earnings per share
Income available to common shareholders plus assumed conversions	$2,274,722	3,531,198	$.64

	Nine Months Ended September 30, 2007
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic earnings per share
Income available to common shareholders	$2,199,792	3,458,775	$.64
Effect of dilutive securities
Stock options	-	85,230
Non-vested restricted stock	-	4,310
Diluted earnings per share
Income available to common shareholders Plus assumed conversions	$2,199,792	3,548,315	$.62

	Three Months Ended September 30, 2008
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic earnings per share
Income available to common shareholders	$765,178	3,520,531	$.22
Effect of dilutive securities
Stock options	-	692
Non – vested restricted stock	-	188
Diluted earnings per share
Income available to common shareholders plus assumed conversions	$765,178	3,521,411	$.22

FIRST RELIANCE BANCSHARES, INC.

Notes to Condensed Consolidated Financial Statements

Note 5 - Earnings Per Share - continued

	Three Months Ended September 30, 2007
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic earnings per share
Income available to common shareholders	$584,877	3,485,861	$0.17
Effect of dilutive securities
Stock options	-	31,648
Non – vested restricted stock	-	7,665
Diluted earnings per share
Income available to common shareholders plus assumed conversions	$584,877	3,525,174	$0.17

Note 6 - Comprehensive Income

The components of other comprehensive income and related tax effects are as follows:

	Pre-tax	Tax	Net-of-tax
	Amount	Benefit (Expense)	Amount

For the Nine Months Ended September 30, 2008:
Unrealized losses on securities available-for-sale	$(1,937,592)	$658,781	$(1,278,811)
Reclassification adjustment for gains (losses) realized in net income	-	-	-

	$(1,937,592)	$658,781	$(1,278,811)

For the Nine Months Ended September 30, 2007:
Unrealized losses on securities available-for-sale	$(327,355)	$111,301	$(216,054)
Reclassification adjustment for gains (losses) realized in net income	3,496	(1,189)	2,307

	$(323,859)	$110,112	$(213,747)

For the Three Months Ended September 30, 2008:
Unrealized losses on securities available-for-sale	$(780,997)	$265,539	$(515,458)
Reclassification adjustment for gains (losses) realized in net income	-	-	-

	$(780,997)	$265,539	$(515,458)

For the Three Months Ended September 30, 2007:
Unrealized gains on securities available-for-sale	$333,162	$(113,275)	$219,887
Reclassification adjustment for gains (losses) realized in net income	-	-	-

	$333,162	$(113,275)	$219,887

Accumulated other comprehensive income consists solely of net unrealized gains and losses on securities available for sale, net of the deferred tax effects.

FIRST RELIANCE BANCSHARES, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion reviews our results of operations and assesses our financial condition.  You should read the following discussion and analysis in conjunction with the accompanying consolidated financial statements.  The commentary should be read in conjunction with the discussion of forward-looking statements, and the annual financial statements and the related notes and the other statistical information included in the Company’s Annual Report for the year ended December 31, 2007.

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

FIRST RELIANCE BANCSHARES, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

Overview

The Company conducts virtually all of its activities through its wholly owned subsidiary, First Reliance Bank. First Reliance Bank, founded in 1999, is ranked in the top 20 banks in South Carolina based on asset size. The bank has assets of approximately $574 million, and employs over 145 highly talented associates. The bank serves the Upstate, Midlands, Piedmont, Low Country, and Pee Dee regions of South Carolina. The bank has been recognized for its success including being named to the Dave Thomas Foundation’s List of “Best Adoption-Friendly Workplaces” and the only company ever to be named to The Top 25 Fastest Growing Companies™ in South Carolina four times including 2002, 2004, 2005, and 2006 (SC Chamber/Elliott Davis). In June 2007, the Company was added to the Palmetto 25, a list of South Carolina’s largest publicly held companies. In 2006 and 2007, the bank was also recognized as One of the Best Places to Work in South Carolina by the SC Chamber of Commerce. First Reliance Bank offers Totally FREE Checking, Totally FREE Business, FREE Coin Machines, a Nationwide NO FEE ATM Network, and a 5 Way Mortgage Service Promise. It also offers 8-8 Extended Hours in all of their Florence, Mt. Pleasant, and Lexington locations and is open on most traditional bank holidays. Its Easy to Do Business With™ standard has earned the bank a customer satisfaction rating of 94.7% (Performance Solutions-December 2007-Audited). First Reliance Bancshares, Inc. common stock is quoted on the NASDAQ OTC Bulletin Board as FSRL.OB.

FIRST RELIANCE BANCSHARES, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

The following discussion describes our results of operation for the quarter and nine months ended September 30, 2008 as compared to the quarter and nine months ended September 30, 2007 and also analyzes our financial condition as of September 30, 2008 as compared to December 31, 2007

Like most community banks, we derive the majority of our income from interest received on our loans and investments.  Our primary source of funds for making these loans and investments is our deposits, on which we pay interest.  Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits and borrowings.  Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities, which is called our net interest spread.

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

FIRST RELIANCE BANCSHARES, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

Results of Operations

Income Statement Review

Three months ended September 30, 2008 and 2007

Our net income was $765,178 and $584,877 for the three months ended September, 2008 and 2007, respectively. This represents an increase of $180,301 or 30.83%. The $180,301 increase in net income resulted primarily from increases of $206,906 in net interest income and a decrease of $145,311 in non-interest expense which were partially offset by a decrease of $102,402 in noninterest income and an additional $201,006 in provisions for loan losses. The effective tax rate calculation was 21.69% and 36.99% for the three months ended September 30, 2008 and September 30, 2007, respectively. The effective tax rate decreased primarily as a result of the bank purchasing more municipal securities and earning higher levels of tax exempt interest income during the period

Nine months ended September 30, 2008 and 2007

Our net income was $2.3 million and $2.2 million for the nine months ended September 30, 2008 and 2007, respectively. This represents an increase of $74,930 or 3.41%. The $74,930 increase in net income resulted primarily from an increase of $948,988 in net interest income, which was partially offset by increase of $887,967 in the provisions for loan losses. The effective tax rate calculation was 21.40% and 30.08% for the nine months ended September 30, 2008 and September 30, 2007, respectively. The effective tax rate decreased primarily as a result of the bank purchasing more municipal securities and earning higher levels of tax exempt interest income during the period.

Net Interest Income

Our level of net interest income is determined by the level of earning assets and the management of our net interest margin.  The growth since September 30, 2007 in our loan portfolio is the primary driver of the increase in net interest income.  During the nine months ended September 30, 2008, our average loan portfolio increased $84.5 million compared to the average for the nine months ended September 30, 2007.  The growth in the loan portfolio was partially offset by declining loan interest rates.

At September 30, 2008, net loans represented 79.05% of total assets, while investments represented 10.67% of total assets.

We continue to target core deposit growth by offering the competitive deposit and loan rates. This, along with our aggressive marketing campaigns and cross selling efforts, is producing a more seasoned deposit base. At September 30, 2008, retail deposits represented $315.7 million, or 55.04% of total assets, borrowings represented $86.2 million, or 15.03% of total assets, and wholesale non-core deposits represented $131.8 million, or 22.98% of total assets.

At September 30, 2008, 84.41% of interest-bearing liabilities had a maturity of less than one year. At September 30, 2008, we had $24.7 million more assets than liabilities that reprice within the next three months. Assuming rates remain stable through December 31, 2008, this will improve our net interest margin as liabilities re-price to current market rates.

We intend to maintain a capital level for the bank that exceeds requirements to be classified as a "well capitalized" bank.  To provide the additional capital needed to support our bank's growth in assets, in 2006 we obtained $10.3 million subordinated debt and in 2007 we obtained $3.0 million in notes payable. As of September 30, 2008, the company's regulatory capital levels were over $9.0 million in excess of the various well capitalized requirements.

FIRST RELIANCE BANCSHARES, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations- continued

Results of Operations, continued

In addition to the growth in both rate sensitive assets and liabilities, and the timing of repricing of our assets and liabilities, net interest income is also affected by the ratio of interest-earning assets to interest-bearing liabilities and the changes in interest rates earned on our assets and interest rates paid on our liabilities.

During the three and nine months ended September 30, 2008, our rates on both short-term or variable rate earning-assets and short-term or variable rate interest-bearing liabilities continued to decrease primarily as a result of the actions taken by the Federal Reserve over the last twelve months to lower short-term rates.  The impact of the Federal Reserve's actions resulted in a decrease in both the yields on our variable rate assets and the rates that we paid for our short-term deposits and borrowings.

Our net interest spread for the three months and nine months ended September 30, 2008 was 3.41% and 3.37%, respectively. Because we had more interest-earning liabilities than interest-bearing assets that repriced, our net interest spread decreased 21 basis points and 35 basis points for the three and nine months ended September 30, 2008, respectively, compared to the comparable periods ended September 30, 2007.

For the three and nine months ended September 30, 2008, our net interest margin was 3.69% and 3.66%, respectively.  Because we had more interest earning liabilities than interest-bearing assets that repriced, our net interest margin decreased 35 basis points and 53 basis points for the three and nine month periods ended September 30, 2008, respectively, compared to the comparable period ended September 30, 2007. The decline in our net interest margin was 14 and 18 basis points, respectively, greater than the change in net interest spread for the three and nine month periods ended September 30, 2008 compared to the same periods in 2007.

We have included a number of tables to assist in our description of various measures of our financial performance.  For example, the "Average Balances" table shows the average balance of each category of our assets and liabilities as well as the yield we earned or the rate we paid with respect to each category during both the three months ended September 30, 2008 and 2007 and the nine months ended September 30, 2008 and 2007.  A review of these tables show that our loans typically provide higher interest yields than do other types of interest-earning assets, which is why we direct a substantial percentage of our earning assets into our loan portfolio.  Similarly, the "Rate/Volume Analysis" table demonstrates the effect of changing interest rates and changing volume of assets and liabilities on our financial condition during the periods shown.  We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included tables to illustrate our interest rate sensitivity with respect to interest-earning accounts and interest-bearing accounts.  Finally, we have included various tables that provide detail about our investment securities, our loans, our deposits, and other borrowings.

The following table sets forth information related to our average balance sheets, average yields on assets, and average costs of liabilities.  We derived these yields by dividing income or expense by the average balance of the corresponding assets or liabilities.  We derived average balances from the daily balances throughout the periods indicated.

FIRST RELIANCE BANCSHARES, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - continued

Results of Operations, continued

	Average Balances, Income and Expenses, and Rates
	For the three months ended			For the three months ended
	September 30, 2008			September 30, 2007
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate

Assets
Securities, taxable	$26,330	$350	5.29%	$15,720	$193	4.87%
Securities, nontaxable (1)	30,072	436	5.77	18,507	267	5.72
Loans (2)	472,092	8,235	6.94	428,399	9,234	8.55
Federal funds sold and other	8,399	49	2.32	3,361	57	6.73
Nonmarketable equity securities	4,170	93	8.87	1,502	25	6.60
Total earning assets	541,063	9,163	6.74	467,489	9,776	8.30
Non-earning assets	41,488			40,797
Total assets	$582,551			$508,286

Liabilities and Stockholders' equity
Interest bearing transaction accounts	$26,567	41	0.62%	$44,256	$315	2.82%
Savings and money market accounts	102,612	545	2.11	80,563	814	4.01
Time deposits	278,084	2,628	3.76	264,052	3,394	5.10
Total interest bearing deposits	407,263	3,214	3.14	388,871	4,523	4.61

Junior subordinated debentures and N/P	13,310	187	5.59	10,310	156	6.00
Other borrowings	75,380	746	3.94	25,903	332	5.09
Total other interest bearing liabilities	88,690	933	4.18	36,213	488	5.35

Total interest bearing liabilities	495,953	4,147	3.33	425,084	5,011	4.68

Non-interest bearing deposits	45,802			43,927
Other liabilities	2,975			3,246
Shareholders' equity	37,821			36,029
Total liabilities and equity	$582,551			$508,286
Net interest income /spread		$5,016	3.41%		$4,765	3.62%

Net yield on earning assets			3.69%			4.04%

(1)	Fully tax-equivalent basis at 34% tax rate for non-taxable securities
(2)	Includes mortgage loans held for sale and non –accrual loans

FIRST RELIANCE BANCSHARES, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

Results of Operations, continued

Our net interest spread was 3.41% for the three months ended September 30, 2008, compared to 3.62% for the three months ended September 30, 2007.  The net interest spread is the difference between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities.

Our net interest margin is calculated as net interest income divided by average interest-earning assets.  Our net interest margin for the three months ended September 30, 2008 was 3.69%, compared to 4.04% for the three months ended September 30, 2007.  During the three months ended September 30, 2008, interest-earning assets averaged $541.1 million, compared to $467.5 million in the three months ended September 30, 2007.  Interest earning assets exceeded interest bearing liabilities by $45.1 million and $42.4 million for the three month periods ended September 30, 2008 and 2007, respectively.

Our loan yield decreased 161 basis points for the three months ended September 30, 2008 compared to the three months ended September 30, 2007 as a result of federal funds rate reductions and approximately 53.69% of the loan portfolio having variable rates. Offsetting the decrease in our loan yield was a 147 basis point decrease in the cost of our interest-bearing deposits for the third quarter of 2008 compared to the same period in 2007.  The decrease in the rate of interest bearing liabilities was due to numerous federal funds rate reductions during the period.

Net interest income, the largest component of our income, was $4.9 million and $4.7 million for the three months ended September 30, 2008 and 2007, respectively.  The increase in the three months ended September 30, 2008 related primarily to an increase in average earning assets and a decline in rate paid on interest-bearing liabilities, partially offset by an increase in average interest-bearing liabilities and a decline in the rate earned on earning assets.  Average earning assets were $73.6 million higher during the three months ended September 30, 2008 compared to the same period in 2007.

Interest income for the three months ended September 30, 2008 was $9.1 million, consisting of $8.2 million of interest and fees on loans, $675,162 of investment income, interest of $42,662 on federal funds sold, and $98,977 in other interest income. Interest on loans for the three months ended September 30, 2008 and 2007 represented 90.98% and 95.12%, respectively, of total interest income, while income from investments, federal funds sold, and other interest income represented only 9.02% and 4.88% of total interest income.  The high percentage of interest income from loans relates to our strategy to maintain a significant portion of our assets in higher earning loans compared to lower yielding investments.  Average loans represented 87.25% and 91.64% of average interest-earning assets for the three months ended September 30, 2008 and 2007, respectively.

Interest expense for the three months ended September 30, 2008 was $4.1 million, consisting of $3.2 million related to deposits and $932,809 related to borrowings. Interest expense on deposits for the three months ended September 30, 2008 and 2007 represented 77.51% and 90.26%, respectively, of total interest expense, while interest expense on borrowings represented 22.49% and 9.74%, respectively, of total interest expense for the same three month periods. During the three months ended September 30, 2008, average interest-bearing deposits increased by $18.4 million over the same period in 2007, while average other interest bearing liabilities during the three months ended September 30, 2008 increased $52.5 million over the same period in 2007.

FIRST RELIANCE BANCSHARES, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

Results of Operations, continued

	Average Balances, Income and Expenses, and Rates
	For the nine months ended			For the nine months ended
	September 30, 2008			September 30, 2007
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Securities, taxable	$26,536	$1,026	5.16%	$17,797	$639	4.80%
Securities, nontaxable (1)	30,718	1,315	5.72	17,101	740	5.79
Loans (2)	482,495	25,895	7.17	398,039	25,745	8.65
Federal funds sold and other	4,007	75	2.50	10,181	428	5.62
Nonmarketable equity securities	4,225	193	6.10	1,710	78	6.10
Total earning assets	547,981	28,504	6.95	444,828	27,630	8.30

Non-earning assets	40,988			38,271

Total assets	$588,969			$483,099

Liabilities and Stockholders' equity
Interest bearing transaction accounts	$28,487	136	0.64%	$33,632	$435	1.73%
Savings and money market accounts	93,318	1,648	2.36	78,855	2,378	4.03
Time deposits	284,303	8,869	4.17	248,885	9,467	5.09

Total interest bearing deposits	406,108	10,653	3.50	361,372	12,280	4.54

Junior subordinated debentures and N/P	13,310	565	5.67	10,310	464	6.02
Other borrowings	83,663	2,252	3.60	27,976	948	4.54

Total other interest bearing liabilities	96,973	2,817	3.88	38,286	1,412	4.93
Total interest bearing liabilities	503,081	13,470	3.58	399,657	13,692	4.58

Non-interest bearing deposits	44,795			45,506
Other liabilities	3,142			2,578
Shareholders' equity	37,951			35,358

Total liabilities and equity	$588,969			$483,099

Net interest income /interest spread		$15,034	3.37%		$13,938	3.72%

Net yield on earning assets			3.66%			4.19%

(1) Fully tax-equivalent basis at 34% tax rate for non-taxable securities
(2) Includes mortgage loans held for sale and non-accrual loans

FIRST RELIANCE BANCSHARES, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

Results of Operations, continued

Our net interest spread was 3.37% for the nine months ended September 30, 2008, compared to 3.72% for the nine months ended September 30, 2007.

Our net interest margin for the nine months ended September 30, 2008 was 3.66%, compared to 4.19% for the nine months ended September 30, 2007.  During the nine months ended September 30, 2008, interest-earning assets averaged $548.0 million, compared to $444.8 million in the nine months ended September 30, 2007.  Interest earning assets exceeded interest bearing liabilities by $44.9 million and $45.2 million for the nine month periods ended September 30, 2008 and 2007, respectively.

Our loan yield decreased 148 basis points for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 as a result of federal funds rate reductions and approximately 53.69% of the loan portfolio having variable rates. Offsetting the decrease in our loan yield is a 104 basis point decrease in the cost of our interest-bearing deposits for the nine months ended September 30, 2008 compared to the same period in 2007.  The decrease in the rate of interest bearing liabilities is due to numerous federal funds rate reductions during the period.

Net interest income, the largest component of our income, was $14.7 million and $13.8 million for the nine months ended September 30, 2008 and 2007, respectively.  The significant increase for the first nine months of 2008 related primarily to an increase in average earning assets and a decline in rate paid on interest-bearing liabilities, partially offset by an increase in average interest-bearing liabilities and a decline in the rate earned on earning assets..  Average earning assets were $103.2 million higher during the nine months ended September 30, 2008 compared to the same period in 2007.

Interest income for the nine months ended September 30, 2008 was $28.2 million, consisting of $25.9 million of interest and fees on loans, $2.0 million of investment income, interest of $54,502 on federal funds sold, and $212,941 in other interest income. Interest on loans for the nine months ended September 30, 2008 and 2007 represented 91.93% and 93.82%, respectively, of total interest income, while income from investments, federal funds sold, and other interest income represented only 8.07% and 6.18% of total interest income.  The high percentage of interest income from loans relates to our strategy to maintain a significant portion of our assets in higher earning loans compared to lower yielding investments.  Average loans represented 88.05% and 89.48% of average interest-earning assets for the nine months ended September 30, 2008 and 2007, respectively.

Interest expense for the nine months ended September 30, 2008 was $13.5 million, consisting of $10.7 million related to deposits and $2.8 million related to borrowings. Interest expense on deposits for the nine months ended September 30, 2008 and 2007 represented 79.09% and 89.69%, respectively, of total interest expense, while interest expense on borrowings represented 20.91% and 10.31%, respectively, of total interest expense for the same nine month periods. During the nine months ended September 30, 2008, average interest-bearing deposits increased by $44.7 million over the same period in 2007, while average other interest bearing liabilities during the nine months ended September 30, 2008 increased $58.7 million over the same period in 2007.

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

	Three Months Ended September 30,
	2008 compared to 2007
	Rate	Volume	Total
Securities, taxable	$18	$139	$157
Securities, nontaxable	2	167	169
Loans	(1,866)	867	(999)
Federal funds sold and other	(54)	46	(8)
Nonmaketable equity securities	12	56	68

Total earning assets	(1,888)	1,275	(613)
Interest bearing transaction accounts	(181)	(93)	(274)
Savings and money market accounts	(452)	183	(269)
Time deposits	(936)	170	(766)

Total deposits	(1,569)	260	(1,309)

Junior subordinated debentures	60	(29)	31
Other borrowings	(79)	493	414

Total other interest bearing liabilities	(19)	464	445

Total interest-bearing liabilities	(1,588)	724	(864)

Net interest income	$(300)	$551	$251

	Nine Months Ended September 30,
	2008 compared to 2007
	Rate	Volume	Total
Securities, taxable	$51	$336	$387
Securities, nontaxable	(9)	584	575
Loans	(4,816)	4,966	150
Federal funds sold and other	(169)	(184)	(353)
Nonmarketable equity securities	-	115	115

Total earning assets	(4,943)	5,817	874
Interest bearing transaction accounts	(240)	(59)	(299)
Savings and money market accounts	(1,111)	381	(730)
Time deposits	(1,845)	1,247	(598)

Total deposits	(3,196)	1,569	(1,627)

Junior subordinated debentures	354	(253)	101
Other borrowings	(284)	1,588	1,304

Total other interest bearing liabilities	(70)	1,335	1,405

Total interest-bearing liabilities	(3,126)	2,904	(222)

Net interest income	$(1,817)	$2,913	$1,096

FIRST RELIANCE BANCSHARES, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

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

The provision for loan losses is the charge to operating earnings that we feel is necessary to maintain the allowance for loan losses at an adequate level. For the nine months ended September 30, 2008, the provision for loan losses was $1,757,364. For the nine months ended September 30, 2007, the provision for loan losses was $869,397. For the three months ended September 30, 2008, the provision for loan losses was $609,967. For the three months ended September 30, 2007, the provision for loan losses was $408,961. As the economy continues to weaken, some of our borrowers find that they do not have sufficient cash flow to make payments on time, and we have increased our provisions to cover potential loan losses.

Based on present information, we believe the allowance for loan losses was adequate at September 30, 2008 to meet presently known and inherent risks in the loan portfolio. The allowance for loan losses was 1.35% and 1.13% of total loans at September 30, 2008 and December 31, 2007, respectively. There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. We maintain an allowance for loan losses based on, among other things, historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. The allowance is based upon a number of assumptions about future events, which management believes to be reasonable, but which may not prove to be accurate. Thus, there is a risk that charge-offs in future periods could exceed the allowance for loan losses or that substantial additional increases in the allowance for loan losses could be required. Additions to the allowance for loan losses would result in a decrease in net income and, possibly, in capital.

FIRST RELIANCE BANCSHARES, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - continued

Noninterest Income

The following table sets forth information related to our noninterest income.

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007

Gain on sale of mortgage loans	$319,519	$519,818	$1,445,876	$1,635,949
Service fees on deposit accounts	548,098	486,508	1,477,950	1,394,945
Other income	294,541	258,234	969,627	850,577

Total noninterest income	$1,162,158	$1,264,560	$3,893,453	$3,881,471

Three months ended September 30, 2008 and 2007

Noninterest income in the three month period ended September 30, 2008 and September 30, 2007 was $1.2 million and $1.3 million, respectively.

Gain on sale of mortgage loans consists primarily of fees from mortgage origination fees, mortgage administrative fees, and mortgage yield spread premium from secondary market.  Gains were $319,519 and $519,818 for the three months ended September 30, 2008 and 2007, respectively. The $ 200,299 decrease for the three months ended September 30, 2008 compared to the same period in 2007 related primarily to a decrease in volume of loans originated, which we attribute to uncertainties in the economy.

Service fees on deposits consist primarily of income from NSF fees and service charges on transaction accounts.  Service fees on deposits were $548,098 and $486,508 for the three months ended September 30, 2008 and 2007, respectively. NSF income was $519,234 and $471,074 for the three months ended September 30, 2008 and 2007, respectively, representing 94.74% of total service fees on deposits in the 2008 period compared to 96.83% of total service fees on deposits in the 2007 period. In addition, service charges on deposit accounts increased to $28,864 for the three months ended September 30, 2008 compared to $15,434 for the same period ended September 30, 2007.

Other income consisted primarily of fees received on cash value of life insurance and rental income.  Other income was $294,541 and $258,234 for the three months ended September 30, 2008 and 2007, respectively.

Nine months ended September 30, 2008 and 2007

Noninterest income in the nine month period ended September 30, 2008 was $3.9 million, which reflects no change in the same period of 2007.

Gain on sale of mortgage loans consists primarily of fees from mortgage origination fees, mortgage administrative fees, and mortgage yield spread premium from secondary market.  Gains were $1.4 and $1.6 million for the nine and three months ended September 30, 2008 and 2007, respectively.

Service fees on deposits consist primarily of income from NSF fees and service charges on transaction accounts.  NSF income was $1.4 million and $1.3 million for the nine months ended September 30, 2008 and 2007, respectively, representing 94.58% of total service fees on deposits in the 2008 period compared to 95.90% of total service fees on deposits in the 2007 period

Other income consisted primarily of fees received on cash value of life insurance and rental income.  Other income was $969,627 and $850,577 for the nine months ended September 30, 2008 and 2007, respectively.

FIRST RELIANCE BANCSHARES, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - continued

Noninterest Expense

Three months ended September 30, 2008 and 2007

Total noninterest expense for the three months ended September 30, 2008 was $4.5 million, a decrease of $145,311 or 3.14% over the three months ended September 30, 2007. The primary reason was the $169,844 decrease in other operating expense, as we continued to focus on expense management. Occupancy expense increased $94,863, or 29.36% for the three months ended September 30, 2008 as compared to the three months ending September 30, 2007. This increase is primarily associated with the bank’s extended operating hours. Income tax expense was $211,839 for the three months ended September 30, 2008 compared to $343,331 during the same period in 2007.   The decrease related to a tax overpayment for the year ended December 31, 2007.

Nine months ended September 30, 2008 and 2007

Total noninterest expense for the nine months ended September 30, 2008 was $13.9 million an increase of $324,719, or 2.38% over the nine months ended September 30, 2007. As was the case with the three months period, the primary reason for the limited increase in noninterest expense was our continued focus on expense management. In addition, occupancy expense increased $170,403, or 17.41%, for the nine months ending September 30, 2008 as compared to the nine months ending September 30, 2007. This increase is primarily associated with the bank’s extended operating hours. Other operating expenses decreased 7.40% to $3.8 million for the nine months ended September 30, 2008. Income tax expense was $619,354 for the nine months ended September 30, 2008 compared to $946,000 during the same period in 2007.    The decrease related to a tax overpayment for the year ended December 31, 2007.

Balance Sheet Review

General

At September 30, 2008, we had total assets of $573.7 million, consisting principally of $459.7 million in loans, $61.2 million in investments, and $5.9 million in cash and due from banks.  Our liabilities at September 30, 2008 totaled $535.7 million, which consisted principally of $447.6 million in deposits, $63.5 million in FHLB advances, $9.4 million in short-term borrowings, $10.3 million in junior subordinated debentures and $3.0 million in notes payable. At September 30, 2008, our shareholders' equity was $38.0 million.

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

FIRST RELIANCE BANCSHARES, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - continued

Investments

Contractual maturities and yields on our investments that are available-for-sale at September 30, 2008 are shown in the following table.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

Available for Sale Securities Maturity Distribution and Yields

	September 30, 2008
	Estimated	Tax
	Fair	Equivalent
	Value	Yield
Within One Year
Government sponsored enterprises	$63,360	6.19%

One to Five Years
Government sponsored enterprises	25,584	6.31%
Municipals	1,099,955	5.50%
Mortgage back securities	717,607	3.86%
Total	1,843,146	4.87%
Five to Ten Years
Municipals	1,739,601	6.61%
Mortgage back securities	3,824,759	4.19%
Total	5,564,360	4.95%
Over Ten Years
Municipals	25,936,800	2.91%
Mortgage back securities	23,414,025	1.13%
Total	49,350,825	3.97%

Other	161,240	-

Total	$56,982,931	5.79%

FIRST RELIANCE BANCSHARES, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - continued

Investments - continued

The amortized costs and the fair value of our investments at September 30, 2008 and December 31, 2007 are shown in the following table.

	September 30, 2008		December 31, 2007
	Amortized		Amortized
	Cost	Estimated	Cost	Estimated
	(Book Value)	Fair Value	(Book Value)	Fair Value

Government sponsored enterprises	$88,965	$88,944	$189,745	$192,746
Mortgage-backed securities	27,748,594	27,956,391	27,028,064	27,066,962
Municipal securities	30,866,288	28,776,356	31,145,829	31,068,955
Other	218,750	161,240	218,750	251,650

	$58,922,597	$56,982,931	$58,582,388	$58,580,313

At September 30, 2008, we had $57.0 million in our investment securities portfolio which represented approximately 9.93% of our total assets.  We held U.S. Government sponsored enterprises, municipal securities, mortgage-backed securities, and other stock with a fair market value of $57.0 million and an amortized cost of $58.9 million for an unrealized loss of $1,939,666.  We believe, based on industry analyst reports and credit ratings that the deterioration in value is attributed to changes in market interest rates and not in the credit quality of the issuer and therefore, these losses are not considered other-than-temporary.  We have the ability and intent to hold these securities until such time as the value recovers or the securities mature.

At December 31, 2007, the $58.6 million in our investment securities portfolio represented approximately 9.90% of our total assets.  We held U.S. Government sponsored enterprises, municipal securities, mortgage-backed securities with a fair value of $58.6 million and an amortized cost of $58.6 million for an unrealized loss of $2,075.

Loans

Since loans typically provide higher interest yields than other types of interest earning assets, a substantial percentage of our earning assets is invested in our loan portfolio.  For the nine months ended September 30, 2008 and 2007, average loans including mortgage loans held for sale were $482.5 million and $398.0 million, respectively.  Before the allowance for loan losses, total loans (excluding mortgage held for sale) outstanding at September 30, 2008 were $459.7 million. Before the allowance for loan losses, total loans outstanding at December 31, 2007 were $468.1 million.

The following table summarizes the composition of our loan portfolio September 30, 2008 and December 31, 2007.

	Sept 30,	% of	December 31,	% of
	2008	Total	2007	Total
Mortgage loans on real estate
Residential 1-4 family	$70,316,704	15.30%	$66,259,730	14.15%
Multifamily	8,781,120	1.91	9,822,699	2.10
Commercial	191,132,152	41.58	195,992,305	41.87
Construction	63,671,164	13.85	65,431,302	13.98
Second mortgages	4,929,760	1.07	4,611,341	0.99
Equity lines of credit	37,631,953	8.19	39,503,898	8.43

Total mortgage loans	376,462,853			381,621,275

Commercial and industrial	68,979,212	15.00	67,771,665	14.48
Consumer	9,451,420	2.06	11,342,435	2.42
Other, net	4,793,267	1.04	7,402,315	1.58

Total loans	$459,686,752		$468,137,690

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

The following table summarizes the loan maturity distribution by type and related interest rate characteristics at September 30, 2008.

Loan Maturity Schedule and Sensitivity to Changes in Interest Rates

September 30, 2008		Over
(Dollars in thousands)		One Year
	One Year or	Through	Over Five
	Less	Five Years	Years	Total

Commercial and industrial	$42,037	$24,848	$2,095	$68,980
Real estate	144,545	182,862	49,056	376,463
Consumer and other	4,906	9,050	288	14,244

	$191,488	$216,760	$51,439	$459,687
Loans maturing after one year with:
Fixed interest rates				$150,713
Floating interest rates				117,486

				$268,199

Provision and Allowance for Loan Losses

We have established an allowance for loan losses through a provision for loan losses charged to expense on our statement of income.  The allowance for loan losses represents an amount which we believe will be adequate to absorb probable losses on existing loans that may become uncollectible.  Our judgment as to the adequacy of the allowance for loan losses is based on a number of assumptions about future events, which we believe to be reasonable, but which may or may not prove to be accurate.  Our determination of the allowance for loan losses is based on evaluations of the collectability of loans, including consideration of factors such as the balance of impaired loans, the quality, mix, and size of our overall loan portfolio, economic conditions that may affect the borrower's ability to repay, the amount and quality of collateral securing the loans, our historical loan loss experience, and a review of specific problem loans.  We also consider subjective issues such as changes in our lending policies and procedures, changes in the local/national economy, changes in volume or type of credits, changes in volume/severity of problem loans, quality of loan review and board of director oversight, concentrations of credit, and peer group comparisons.  Due to our limited operating history, the provision for loan losses has been made primarily as a result of our assessment of general loan loss risk compared to banks of similar size and maturity.  Due to the rapid growth of our bank over the past several years and our short operating history, a large portion of the loans in our loan portfolio and of our lending relationships are of relatively recent origin.  In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process known as seasoning.  As a result, a portfolio of older loans will usually behave more predictably than a newer portfolio.  Because our loan portfolio is relatively new, the current level of delinquencies and defaults may not be representative of the level that will prevail when the portfolio becomes more seasoned, which may be higher than current levels.  If delinquencies and defaults increase, we may be required to increase our provision for loan losses, which would adversely affect our results of operations and financial condition.  Periodically, we adjust the amount of the allowance based on changing circumstances.  We charge recognized losses to the allowance and add subsequent recoveries back to the allowance for loan losses.  There can be no assurance that charge-offs of loans in future periods will not exceed the allowance for loan losses as estimated at any point in time or that provisions for loan losses will not be significant to a particular accounting period.

FIRST RELIANCE BANCSHARES, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - continued

Provision and Allowance for Loan Losses - (continued)

The following table summarizes the activity related to our allowance for loan losses for the nine months ended September 30, 2008 and 2007:

Risk Elements in the Loan Portfolio

The following is a summary of risk elements in the loan portfolio:

	Sept 30,	Sept 30,
	2008	2007
Loans
Nonaccrual loans	$4,351,573	$765,321

Accruing loans more than 90 days past due	5,075,278	548,052

Activity in the Allowance for Loan Losses is as follows:

	September 30,
	2008	2007

Balance, January 1,	$5,270,607	$4,001,881
Provision for loan losses for the period	1,757,364	869,397
Net loans (charged-off) recovered for the period	(817,218)	(134,957)

Balance, end of period	$6,210,753	$4,736,321

Total loans outstanding, end of period	$459,686,752	$434,389,319

Allowance for loan losses to loans outstanding	1.35%	1.09%

We do not allocate the allowance for loan losses to specific categories of loans.  Instead, we evaluate the adequacy of the allowance for loan losses on an overall portfolio basis utilizing our credit grading system which we apply to each loan.

The allowance for loan losses was $6.2 million and $4.7 million at September 30, 2008 and September 30, 2007, respectively, or 1.35% and 1.09% of outstanding loans, respectively.  During the nine months ended September 30, 2008, we had net charged off loans of $817,218.  During the nine months ended September 30, 2007, we had net charged off loans of $134,957. The increase in charged off loans represents deterioration in the commercial real estate market in a specific region and is primarily isolated to one loan.

At September 30, 2008 and 2007, nonaccrual loans represented 0.96% and 0.18% of net loans, respectively.  At September 30, 2008 and 2007, we had $4,351,573 and $765,321 of loans, respectively, on nonaccrual status.   Generally, a loan is placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when we believe, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that collection of the loan is doubtful.  A payment of interest on a loan that is classified as nonaccrual is recognized as income when received. As the economy continues to weaken, some of our borrowers find that they do not have sufficient cash flow to make payments on time, and we place their loans on non-accrual status. There were 31 borrowers that are on non accrual at September 30, 2008. Loans to four of those borrowers amount to 80% of the total nonaccrual amount.

Impaired loans totaled $8,391,560 at September 30, 2008. The average recorded investment in impaired loans for the nine months ended September 30, 2008 was $8,112,665. Included in the allowance for loan losses was $1,774,074 related to $5,739,880 of impaired loans at September 30, 2008. Interest income recognized on impaired loans for the nine months ended September 30, 2008 was $357,277.

FIRST RELIANCE BANCSHARES, INC.

Deposits and Other Interest-Bearing Liabilities

Our primary source of funds for loans and investments is our deposits, advances from the FHLB, and short-term repurchase agreements.  Through aggressive marketing campaigns, cross-selling efforts, and branch expansion, we have been able to increase our deposits in our local markets. Sometimes it’s necessary to obtain a portion of our certificates of deposits from areas outside of our market.  The deposits obtained outside of our market area generally have comparable rates compared to rates being offered for certificates of deposits in our local market.  We also utilize out-of-market deposits in certain instances to obtain longer-term deposits than are readily available in our local market.  We anticipate that the amount of out-of-market deposits will continue to decline as our new retail deposit offices become established.  The amount of out-of-market deposits was $145.0 million at September 30, 2008 and $100.3 million at December 31, 2007.

We anticipate being able to either renew or replace these out-of-market deposits when they mature, although we may not be able to replace them with deposits with the same terms or rates.  Our loan-to-deposit ratio was 102.71% and 104.15% at September 30, 2008 and December 31, 2007, respectively.

FIRST RELIANCE BANCSHARES, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations- continued

Deposits and Other Interest-Bearing Liabilities - (continued)

The following table shows the average balance amounts and the average rates paid on deposits held by us for the nine months ended September 30, 2008 and 2007.

	2008		2007
(Dollars in thousands)	Average	Average	Average	Average
	Amount	Rate	Amount	Rate

Noninterest bearing demand deposits	$44,795	-%	$45,506	-%
Interest bearing demand deposits	28,487	0.64	33,632	1.73
Savings accounts	93,318	2.36	78,855	4.03
Time deposits	284,303	4.17	248,885	5.09

	$450,903	3.16%	$406,878	4.04%

The increase in time deposits for the nine months ended September 30, 2008 resulted from an increase in retail time deposits, which was offset by a decrease in wholesale deposits.  A significant portion of the increase in retail time deposits is attributed to successful pricing and marketing promotions.

All of our time deposits are certificates of deposits.  The maturity distribution of our time deposits of $100,000 or more at September 30, 2008 (in thousands) was as follows:

September 30,
2008
Three months or less	$50,785,757
Over three through twelve months	62,096,041
Over one year through three years	18,281,213
Over three years	646,634
Total	$131,809,645

Capital Resources

Total shareholders' equity at September 30, 2008 was $38.0 million.  At December 31, 2007, total shareholders' equity was $37.0 million.  The increase during the first nine months of 2008 resulted primarily from the $2.3 million of net income earned.

The following table shows the return on average assets (net income divided by average total assets), return on average equity (net income divided by average equity), and equity to assets ratio (average equity divided by average total assets) for the nine months ended September 30, 2008 and 2007.  Since our inception, we have not paid cash dividends.

	Sept 30,	Sept 30,
	2008	2007

Return on average assets	0.52%	0.61%
Return on average equity	8.01%	8.32%
Average equity to average assets ratio	6.44%	7.32%

Our return on average assets was 0.52% for the nine months ended September 30, 2008, a decrease from 0.61% reported in the prior year period. Our return on average equity decreased to 8.01% from 8.32% for the nine months ended September 30, 2008 and 2007, respectively. Equity to assets ratio was 6.44% and 7.32% for September 30, 2008 and 2007, respectively.

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

The following table sets forth the holding Company's and the bank's various capital ratios at September 30, 2008 and at December 31, 2007.  For all periods, the bank was considered "well capitalized" and the Company met or exceeded regulatory capital requirements for bank holding companies.

	September 30, 2008		December 31, 2007
	Holding		Holding
	Company	Bank	Company	Bank

Tier 1 capital (to risk-weighted assets)	9.02%	8.63%	9.26%	9.50%

Total capital (to risk-weighted assets)	11.83	11.34	10.29	10.53

Leverage or Tier 1 capital (to total average assets)	10.58	10.09	9.46	8.85

Borrowings

The following table outlines our various sources of borrowed funds during the nine months ended September 30, 2008 and the year ended December 31, 2007, the amounts outstanding at the end of each period, at the maximum point for each component during the periods and on average for each period, and the average interest rate that we paid for each borrowing source.  The maximum month-end balance represents the high indebtedness for each component of borrowed funds at any time during each of the periods shown.

(Dollars in thousands)			Maximum
At or for the nine months ended	Ending	Period-	Month-end	Average for the Period
September 30, 2008	Balance	End Rate	Balance	Balance	Rate

Federal Home Loan Bank advances	$63,500	4.43%	$75,900	$71,630	3.93%
Securities sold under agreement to repurchase	7,195	1.91	7,859	7,397	1.86
Federal funds purchased	2,170	2.54	11,482	4,637	3.33
Junior subordinated debentures	10,310	5.93	10,310	10,310	6.03
Note Payable	3,000	3.75	3,000	3,000	4.67

FIRST RELIANCE BANCSHARES, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - continued

(Dollars in thousands)			Maximum
At or for the year ended	Ending	Period-	Month-end	Average for the Period
December 31, 2007	Balance	End Rate	Balance	Balance	Rate

Federal Home Loan Bank advances	$69,000	3.61%	$69,000	$22,895	4.40%
Securities sold under agreement to repurchase	7,928	4.38	11,651	9,128	4.43
Federal funds purchased	13,359	5.11	13,359	1,809	4.50
Junior subordinated debentures	10,310	6.01	10,310	10,310	5.96
Note Payable	3,000	4.50	3,000	3,000	6.00

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

Off-Balance Sheet Risk
Through our operations, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At September 30, 2008, we had issued commitments to extend credit of $59.5 million and standby letters of credit of $2.7 million through various types of commercial lending arrangements. Approximately $46.1 million of these commitments to extend credit had variable rates.

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at September 30, 2008.

		After One	After Three
		Within	Through	Through	Greater
	One	Three	Twelve	Within	Than
(Dollars in thousands)	Month	Months	Months	One Year	One Year	Total

Unused commitments to extend credit	$8,600	$2,617	$20,171	$31,388	$28,099	$59,487
Standby letters of credit	41	50	888	979	1,702	2,681

Total	$8,641	$2,667	$21,059	$32,367	$29,801	$62,168

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

We were asset sensitive during most of the year ended December 31, 2007 and during the nine months ended September 30, 2008.  As of September 30, 2008, we expect to be asset sensitive for the next three months, then we expect to be liability sensitive for the following nine months because a significant portion of our variable rate loans and a majority of our deposits reprice over a 12-month period.  Approximately 53.69% of our loans were variable rate loans at September 30, 2008.  The ratio of cumulative gap to total earning assets after 12 months was -19.03% because $101.2 million more liabilities will reprice in a 12 month period than assets.   However, our gap analysis is not a precise indicator of our interest sensitivity position.  The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally.  For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but those rates are viewed by us as significantly less interest-sensitive than market-based rates such as those paid on noncore deposits.  Net interest income may be affected by other significant factors in a given interest rate environment, including changes in the volume and mix of interest-earning assets and interest-bearing liabilities.

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

At September 30, 2008, our liquid assets, consisting of cash and due from banks and federal funds sold, amounted to $5.9 million, or 1.03% of total assets.  Our investment securities at September 30, 2008 amounted to $57.0 million, or 9.93% of total assets.  Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner.  However, $56.0 million of these securities were pledged against repurchase agreements, other required deposit accounts, and unused FHLB borrowing lines. At December 31, 2007, our liquid assets amounted to $7.2 million, or 1.21% of total assets.  Our investment securities at December 31, 2007 amounted to $62.5 million, or 10.56% of total assets.

FIRST RELIANCE BANCSHARES, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - continued

Liquidity and Interest Rate Sensitivity - (continued)

Our ability to maintain and expand our deposit base and borrowing capabilities serves as our primary source of liquidity.  We plan to meet our future cash needs through the liquidation of temporary investments, the generation of deposits, and from additional borrowings.  In addition, we will receive cash upon the maturity and sale of loans and the maturity of investment securities.  During most of 2007 and the first nine months of 2008, as a result of historically low rates that were being earned on short-term liquidity investments, we chose to maintain a lower than normal level of short-term liquidity securities.  In addition, we maintain eight federal funds purchased lines of credit with correspondent banks giving us credit availability totaling $55.5 million for which there were no borrowings against the lines at September 30, 2008.  We are also a member of the Federal Home Loan Bank of Atlanta, from which applications for borrowings can be made for leverage purposes.  The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the bank be pledged to secure any advances from the FHLB. The Company has an available line to borrow funds from the Federal Home Loan Bank up to 30% of the Bank’s total assets. Based on the collateral guidelines of the agreement, the company as an available borrowing line of $96.7 million at September 30, 2008. At September 30, 2008 the bank had $63.5 million outstanding in FHLB advances. The bank also has a line of credit in place with the Federal Reserve, which will allow the bank to borrow up to $12 million. There were no borrowings against the line as of September 30, 2008. We believe that these funds will be sufficient to meet our future liquidity needs.

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

The following table sets forth information regarding our rate sensitivity as of September 30, 2008 for each of the time intervals indicated. The information in the table may not be indicative of our rate sensitivity position at other points in time.  In addition, the maturity distribution indicated in the table may differ from the contractual maturities of the earning assets and interest-bearing liabilities presented due to consideration of prepayment speeds under various interest rate change scenarios in the application of the interest rate sensitivity methods described above.

Interest Sensitivity Analysis

September 30, 2008

		After One	Three		Greater Than
		Through	Through		One Year or
	Within One	Three	Twelve	Within One	Non-
(Dollars in thousands)	Month	Months	Months	Year	Sensitive	Total

Assets
Interest-earning assets
Loans	$258,434	$14,049	$31,679	$304,162	$155,525	$459,687
Loans held for sale	-	-	-	-	11,227	11,227
Securities, taxable	446	535	2,250	3,231	24,976	28,207
Securities, nontaxable	300	837	594	1,731	27,045	28,776
Nonmarketable securities	3,922	-	-	3,922	310	4,232

Total earning assets	263,102	15,421	34,523	313,046	219,083	532,129

FIRST RELIANCE BANCSHARES, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - continued

Liquidity and Interest Rate Sensitivity - (continued)

Interest Sensitivity Analysis

September 30, 2008

		After One	Three		Greater Than
		Through	Through		One Year or
	Within One	Three	Twelve	Within One	Non-
(Dollars in thousands)	Month	Months	Months	Year	Sensitive	Total

Liabilities
Interest-bearing liabilities
Interest-bearing deposits:
*Demand deposits	$27,160	$-	$-	$27,160	$-	$27,160
Savings deposits	121,476	-	-	121,476	-	121,476
Time deposits	21,168	58,654	127,972	207,794	48,212	256,006

Total interest-bearing deposits	169,804	58,654	127,972	356,430	48,212	404,642
Federal Home Loan Bank Advances	5,000	8,000	32,500	45,500	18,000	63,500
Federal Funds Purchased		2,170	-	-	2,170	2,170
Junior subordinated debentures	-	-	-	-	10,310	10,310

Notes Payable	3,000	-	-	3,000	-	3,000

Repurchase agreements	7,195	-	-	7,195	-	7,195

Total interest-bearing Liabilities	187,169	66,654	160,472	414,295	76,522	490,817

Period gap	$75,933	$(51,233)	$(125,949)	$(101,249)	$142,561

Cumulative gap	$75,933	$24,700	$(101,249)	$(101,249)	$41,312

Ratio of cumulative gap to total earning assets	14.27%	4.64%	-19.03%	-19.03%	7.76%

*Excludes non interest bearing deposits of $42,917

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

Item 1A. Risk Factors

Rider A

Weakness in the economy and in the real estate market, including specific weakness within our geographic footprint, has adversely affected us and may continue to adversely affect us.

Declines in the U.S. economy and our local real estate markets contributed to our increasing provisions for loan losses during 2008, and may result in additional loan losses and loss provisions for the remainder of 2008 and 2009. These factors could result in further increases in loan loss provisions, delinquencies and/or charge-offs in future periods, which may adversely affect our financial condition and results of operations. If the strength of the U.S. economy in general and the strength of the local economies in which we conduct operations continue to decline, this could result in, among other things, further deterioration in credit quality or a reduced demand for credit, including a resultant adverse effect on our loan portfolio and allowance for loan and lease losses.

In addition, deterioration of the U.S. economy may adversely impact our banking business more generally. Economic declines may be accompanied by a decrease in demand for consumer or commercial credit and declining real estate and other asset values. Declining real estate and other asset values may reduce the ability of borrowers to use such equity to support borrowings. Delinquencies, foreclosures and losses generally increase during economic slowdowns or recessions. Additionally, our servicing costs, collection costs and credit losses may also increase in periods of economic slowdown or recessions. Effects of the current real estate slowdown have not been limited to those directly involved in the real estate construction industry (such as builders and developers). Rather, it has impacted a number of related businesses such as building materials suppliers, equipment leasing firms, and real estate attorneys, among others. All of these affected businesses have banking relationships, and when their businesses suffer from recession, the banking relationship suffers as well.

We are subject to liquidity risk in our operations.

Liquidity risk is the possibility of being unable to satisfy obligations as they come due, capitalize on growth opportunities as they arise, or pay regular dividends because of an inability to liquidate assets or obtain adequate funding on a timely basis, at a reasonable cost and within acceptable risk tolerances. Liquidity is required to fund various obligations, including credit obligations to borrowers, mortgage originations, withdrawals by depositors, repayment of debt, dividends to shareholders, operating expenses and capital expenditures. Liquidity is derived primarily from retail deposit growth and retention, principal and interest payments on loans and investment securities, net cash provided from operations and access to other funding sources. Our access to funding sources in amounts adequate to finance our activities could be impaired by factors that affect us specifically or the financial services industry in general. Factors that could detrimentally affect our access to liquidity sources include a decrease in the level of our business activity due to a market downturn or adverse regulatory action against us. Our ability to borrow could also be impaired by factors that are not specific to us, such as a severe disruption in the financial markets or negative views and expectations about the prospects for the financial services industry as a whole, given the recent turmoil faced by banking organizations in the domestic and worldwide credit markets.

Our ability to raise capital could be limited, could affect our liquidity and could be dilutive to existing shareholders.

Current capital markets conditions are such that traditional sources of capital may not be available to us on reasonable terms if we need to raise such capital. In such a case, there is no guarantee that we will be able to borrow funds or successfully raise additional capital at all or on terms that are favorable or otherwise not dilutive to existing shareholders.

The impact of the current economic downturn on the performance of other financial institutions in our geographic area, actions taken by our competitors to address the current economic downturn, and the public perception of and confidence in the economy generally, and the banking industry specifically, could negatively impact our performance and operations.

All financial institutions are subject to the same risks resulting from a weakening economy such as increased charge-offs and levels of past due loans and nonperforming assets. As troubled institutions in our market area continue to dispose of problem assets, the already excess inventory of residential homes and lots will continue to negatively affect home values and increase the time it takes us or our borrowers to sell existing inventory. The perception that troubled banking institutions (and smaller banking institutions that are not “in trouble”) are risky institutions for purposes of regulatory compliance or safeguarding deposits may cause depositors nonetheless to move their funds to larger institutions. If our depositors should move their funds based on events happening at other financial institutions, our operating results would suffer.

FIRST RELIANCE BANCSHARES, INC.

Volatility in the capital and credit markets, together with the current real estate slowdown, have resulted in significant pressure on the financial services industry.

We have experienced a higher level of foreclosures and losses upon foreclosure during recent periods than we have historically. If current volatility and market conditions continue or worse, our business, financial condition and results of operations could be materially adversely affected. We may therefore experience further increases in loan losses, deterioration of capital or limitations on our access to funding or capital.

The Emergency Economic Stabilization Act of 2008 (“EESA”) may not stabilize the financial services industry.

The EESA, which was signed into law on October 3, 2008, is intended to alleviate the financial crisis affecting the U.S. banking system. A number of programs are being developed and implemented under EESA. The EESA may not have the intended effect, however, and as a result, the condition of the financial services industry could decline instead of improve. The failure of the EESA to improve the condition of the U.S. banking system could significantly adversely affect our access to funding or capital, the trading price of our stock, and other elements of our business, financial condition, and results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable
(b)	Not applicable
(c)	Stock Repurchases

FIRST RELIANCE BANCSHARES, INC.
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

January 1, 2008 - January 31, 2008	471	$15.02	-	-

February 1, 2008 - February 29, 2008	-	$-	-

March 1, 2008 - March 31, 2008	28	$10.86	-

April 1, 2008 - April 30, 2008	-	$-	-	-

May 1, 2008 - May 31, 2008	-	$-	-	-

June 1, 2008 - June 30, 2008	85	$10.86	-	-

July 1, 2008 - July 31, 2008	-	$-	-	-

August 1, 2008 - August 31, 2008	-	$-	-	-

September 1, 2008 - September 30,2008	162	$10.86	-	-
	746	$13.48		-

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Securities Holders

Not applicable.

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

FIRST RELIANCE BANCSHARES, INC.

	By:	/s/ F.R. SAUNDERS, JR.
F. R. Saunders, Jr.
President & Chief Executive Officer

Date: November 14, 2008	By:	/s/ JEFFERY A. PAOLUCCI
Jeffery A. Paolucci
Senior Vice President and Chief Financial Officer