Form 10-K
period 2008-12-31
FIRST RELIANCE BANCSHARES INC
filed 2009-03-31
CIK 1172102

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008
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
Large accelerated filer ☐  Accelerated filer ☐   Non-accelerated filer ☐   Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The aggregate market value of the registrant’s outstanding common stock held by nonaffiliates of the registrant as of June 30, 2008 was approximately $31.6 million, based on the registrant’s closing sales price of $9.00 as reported on the Over-the Counter Bulletin Board on June 30, 2008.  There were 3,525,004 shares of the registrant’s common stock outstanding as of March 14, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated

Annual Report to Shareholders for the Year Ended December 31, 2008	Part II
Proxy Statement for the Annual Meeting of Shareholders to be held June 18, 2009	Part III

TABLE OF CONTENTS

PART I

ITEM 1.                BUSINESS

Special Cautionary Notice Regarding Forward-Looking Statements

This Report contains statements that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Various matters discussed in this document and in documents incorporated by reference herein, including matters discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may constitute forward-looking statements for purposes of the Securities Act and the Exchange Act.  These forward-looking statements are based on many assumptions and estimates and are not guarantees of future performance, and may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of First Reliance Bancshares, Inc. (the “Company”) or its wholly owned subsidiary, First Reliance Bank (the “Bank”), to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. The words “expect,” “anticipate,” “intend,’ “plan,” “believe,” “seek,’ “estimate,” and similar expressions are intended to identify such forward-looking statements. The Company’s and the Bank’s actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, without limitation:

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

•	changes occurring in business conditions and inflation;

•	changes in technology;

•	changes in monetary and tax policies;

•	the level of allowance for loan loss;

•	the rate of delinquencies and amounts of charge-offs;

•	the rates of loan growth;

•	adverse changes in asset quality and resulting credit risk-related losses and expenses;

•	changes in the securities markets; and

•	other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission (the “SEC”).

All written or oral forward-looking statements attributable to the Company are expressly qualified in their entirety by these cautionary statements.

General

The Company was incorporated under the laws of the State of South Carolina on April 12, 2001 to be the holding company for the Bank, and acquired all of the shares of the Bank on April 1, 2002 in a statutory share exchange.  The Bank, a South Carolina banking corporation, is the Company’s only subsidiary, and the Company conducts no business other than through its ownership of the Bank.  The Company has no indirect subsidiaries or special purpose entities.  The Bank commenced operations in August 1999 and currently operates out of its main office and five branch offices.  The Bank serves the Florence, Lexington, Charleston and Greenville areas in South Carolina as an independent, community-oriented commercial bank emphasizing high-quality, responsive and personalized service.  The Bank provides a broad range of consumer and commercial banking services, concentrating on individuals and small and medium-sized businesses desiring a high level of personalized services.  The Bank continues to focus on its  Easy To Do Business With TM standard of banking by offering products and services including: Totally FREE Checking, Totally FREE Business Checking, Non-Profit Checking, FREE Coin Machines, a Retail Service Guaranty, a 5 Way Mortgage Service Promise, a Worldwide NO FEE ATM Network, and 8-8 Extended Hours in their Florence, Lexington, and Mt. Pleasant locations.

Except where the context otherwise requires, the terms the “Company,” “First Reliance, “we,” “us,” and “our” refer to First Reliance Bancshares, Inc. and its sole subsidiary, First Reliance Bank.

The Company’s stock is traded on the OTC Bulletin Board under the symbol “FSRL”.  Information about the Company is available on our website at http://www.firstreliance.com.

Marketing Focus

The Bank advertises aggressively, using popular forms of media and direct mail, to target market segments and emphasizes the Bank’s substantial local ownership, community bank nature, locally oriented operations and ability to provide prompt, knowledgeable and personalized service.

Location and Service Area

The executive or main office facilities of the Company and the Bank are located at 2170 W. Palmetto Street, Florence, South Carolina 29501.  The Bank also has branches located at 411 Second Loop Road, Florence, South Carolina, 801 North Lake Drive, Lexington, South Carolina, 800 South Shelmore Blvd., Mount Pleasant, South Carolina, 25 Cumberland Street, Suite 101, Charleston, South Carolina, and 1154 Haywood Road, Suite B, Greenville, South Carolina.  The Bank’s primary market areas are the cities of Florence, Lexington, Charleston, Greenville and the surrounding areas.

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

The Bank opened a branch office at 801 North Lake Drive, Lexington, South Carolina in 2004.  Lexington County had an estimated population in 2003 of 226,528.  The primary market area is the City of Lexington and the surrounding areas of Lexington County, South Carolina.  Lexington County is centrally located in the Midlands of South Carolina just outside the capital city in Columbia and is bordered by Richland, Newberry, Saluda, Aiken, Orangeburg and Calhoun Counties.  Lexington County has a number of large employers, including, Westinghouse Electric Corporation, Michelin North America, Winnsboro Assembly Opera, Amick Farms, Inc., and Bose Corporation.  Lexington County is a major transportation crossroads for the Midlands with I-26, I-77 and I-20 bordering or running through the county.  The Columbia Metropolitan Airport is located in Lexington County, just 10 miles from the town of Lexington, and is the Southeastern hub for United Parcel Service.  The principal components of the economy of Lexington County are the wholesale and retail trade sector, the manufacturing sector, the government sector, the services sector and the financial, insurance and real estate sector.

The Bank opened a branch office in Mount Pleasant, South Carolina as well a branch office in Charleston, South Carolina in 2005.  Charleston County has a population of 309,969 and the Metro Area has a population of 549,033 according to the 2000 census.  Charleston is located on the central and southern east coast surrounded by Berkley and Dorchester counties.  Major employers in the area include US Navy, Medical University of South Carolina, and the Charleston Air Force Base.

The Bank opened a branch office in Greenville, South Carolina in 2007.  Greenville is located in the northwestern corner of the state of South Carolina and has a population of 56,2002 according to the 2000 census.

Management expects the Bank to open a new branch office in West Columbia, South Carolina during the second quarter of 2009.

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

The Bank continues to focus on its Easy To Do Business With™ standard of banking by continuously introducing new innovative products and services all with the goal of providing our customers a convenient and first class banking experience.  To allow customers immediate access to their deposits, the Bank introduced “same day banking’ in 2008, extending the cutoff time for transactions until 8:00 pm Monday through Friday.  The Bank also offers a “hometown heroes” package of specially priced products for customers who work in the law enforcement, fire and rescue, education, and medical fields, active and veteran military personnel, and employees or board members of religious and charitable organizations.  Other products and services include, a customer service guaranty, free coin machines, a worldwide “no fee” ATM network, and a “5-way mortgage service promise.”  Branch office locations in Florence, Mt. Pleasant and Lexington offer 8 a.m. to 8 p.m. extended hours and all locations are open on most traditional bank holidays.

First Reliance, has been recognized for its success including being named to The Top 25 Fastest Growing Companies™ in South Carolina four times.  For the past three consecutive years, the Bank has been named One of the Best Places to Work in SC™.  In January 2009, the Bank was named “lender of the year” by the South Carolina State Housing Authority.  The award was based on criteria that included overall production, underwriting quality and low delinquency foreclosure rates. First Reliance also received recognition as a Best Adoption-Friendly Workplace from the Dave Thomas Foundation.

The Bank seeks to promote continuous long-term relationships.  Because management of the Bank is located in Florence, Lexington, and Charleston, South Carolina, all credit and related decisions are made locally, which facilitates prompt responses by persons familiar with the borrower’s local business environment.

Deposit Services.  The Bank offers a full range of deposit services that are typically available in most banks and savings and loan associations, including checking accounts, NOW accounts, savings accounts and other time deposits of various types, ranging from money market accounts to longer-term certificates of deposit.  The transaction accounts and time certificates are tailored to the Bank’s principal market area at rates competitive to those offered by other banks in the area.  In addition, the Bank offers certain retirement account services, such as Individual Retirement Accounts.  The Bank also offers free courier service for business accounts and offers remote deposit capture.  The Bank solicits deposit accounts from individuals, businesses, associations and organizations and, governmental authorities. All deposit accounts are insured by the Federal Deposit Insurance Corporation (the “FDIC”) up to the maximum amount allowed by law.

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

As of December 31, 2008, $70.8 million, or 15% of the Bank’s total loan portfolio, was comprised of commercial and industrial loans. Commercial loans involve significant risk because there is generally a small market available for an asset held as collateral that needs to be liquidated.  Commercial loans for working capital needs are typically difficult to monitor.

As of December 31, 2008, the classification of the consumer loans of the Bank and the respective percentage of the Bank’s total loan portfolio of each are as follows (dollars in thousands):

	Total Outstanding	Percentage of
Description	as of December 31, 2008	Total Loan Portfolio

Individuals (household, personal, single pay, installment and other)	$8,011	2%

Individuals (household, family, personal credit cards and overdraft protection)	$809	1%

All other consumer loans	$154	1%

The risks associated with consumer lending are largely related to economic conditions and increase during economic downturns.  Other major risk factors relating to consumer loans include high debt to income ratios and poor loan-to-value ratios.  All of the consumer loans set forth above require a debt service income ratio of no greater than 36% based on gross income.

The Bank’s lending activities are subject to a variety of lending limits imposed by federal law.  Under South Carolina law, loans by the Bank to a single customer may not exceed 7.5% of the Bank’s unimpaired capital, except that by two-thirds vote of the directors of the Bank such limit may be increased to 15% of the Bank’s unimpaired capital.  The Bank’s Board of Directors has approved that increase in its lending limit.  Based on the Bank’s unimpaired capital as of December 31, 2008, the Bank’s lending limit to a single customer is approximately $8.5 million.  Even with the increase, the size of the loans that the Bank is able to offer to potential customers is less than the size of the loans that the Bank’s competitors with larger lending limits are able to offer.  This limit affects the ability of the Bank to seek relationships with the area’s larger businesses.  However, the Bank may request other banks to participate in loans to customers when requested loan amounts exceed the Bank’s legal lending limit.

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

As of December 31, 2008, the classification of the mortgage loans of the Bank and the respective percentage of the Bank’s total loan portfolio of each are as follows (dollars in thousands):

	Total Amount	Percentage of
Description	as of December 31, 2008	Total Loan Portfolio
Secured by non-farm, non-residential	$192,707	40%
properties
Construction and land development	$60,744	13%
Farmland (including farm residential	$8,611	1%
and other improvements)
Revolving, open end loans secured by	$37,793	8%
1-4 family extended under line of
credit
All other loans secured by 1-4 family	$72,245	17%
residential (1st lien)
All other loans secured by 1-4 family	$4,990	1%
residential (junior lien)
Secured by multi-family (5 or more) residential properties – condos and apartments	$7,105	1%

Of the loan types listed above, commercial real estate loans are generally more risky because they are the most difficult to liquidate.  Construction loans also involve risks due to weather delays and cost overruns.

The Bank generates additional fee income by selling most of its mortgage loans in the secondary market and cross-selling other products and services to its mortgage customers.  In 2008, the Bank sold mortgage loans in a total amount of approximately $121.7 million, or 56% of the total number of mortgage loans originated by the Bank.

The Bank does not originate or hold subprime residential mortgage loans which were originally intended for sale on the secondary mortgage market.

All Federal Housing Agency (“FHA”), Veterans Administration (“VA”) and South Carolina State Housing Finance and Development Authority (“State Housing”) loans sold by the Bank involve the right to recourse. The FHA and VA loans are subject to recourse if the loan shows 60 days or more past due in the first four months or goes in to foreclosure within the first 12 months.  The State Housing loans are subject to recourse if the loan becomes delinquent prior to purchase by State Housing or if final documentation is not delivered within 90 days of purchase.   All investors have a right to require the Bank to repurchase a loan in the event the loan involved fraud.  In 2008, of the 692 loans sold by the Bank, 53 were FHA or VA loans and 69 were State Housing loans.  Such loans represented 0.46% of the dollar volume or 17.63% of the total number of loans sold by the Bank in 2008.

In addition, an increase in interest rates may decrease the demand for consumer and commercial credit, including real estate loans.  Net fees from residential mortgage originations were $1.7 million, or 4.13%, of our gross revenue in 2008.

Other Banking Services.  The Bank focuses heavily on personal customer service and offers a full range of financial services.  Personal products include free checking, and savings accounts, money market accounts, CDs and IRAs, and personal mortgage loans, while business products include free checking and savings accounts, commercial lending services, money market accounts, cash management services including remote deposit capture and business deposit courier service.  The Bank also offers wholesale mortgage, title insurance and provides Internet banking and eStatements, electronic bill paying services, free ATMs, free coin machines at all branches, and an overdraft privilege to its customers.

Investments.  In addition to its loan operations, the Bank makes other investments primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States and other taxable and nontaxable securities.  The Bank also invests in certificates of deposits in other financial institutions.  The amount invested in such time deposits, as viewed on an institution by institution basis, does not exceed $250,000.  Therefore, the amounts invested in certificates of deposit are fully insured by the FDIC.  No investment held by the Bank exceeds any applicable limitation imposed by law or regulation.  The Bank’s Finance Committee reviews the investment portfolio on an ongoing basis to ascertain investment profitability and to verify compliance with investment policies.

Other Services.  In addition to its banking services, the Bank offers securities brokerage services and life insurance products to its customers through a networking arrangement with an independent registered broker-dealer firm.

Competition

The Bank faces strong competition for deposits, loans and other financial services from numerous other banks, thrifts, credit unions, other financial institutions and other entities that provide financial services, some of which are not subject to the same degree of regulation as the Bank.  Because South Carolina law permits statewide branching by banks and savings and loan associations, many financial institutions in the state have extensive branch networks.  In addition, subject to certain conditions, South Carolina law permits interstate banking.  Reflecting this opportunity provided by law plus the growth prospects of the Charleston, Florence, Lexington, and Greenville markets, all of the five largest (in terms of local deposits) commercial banks in our market are branches of or affiliated with regional or super-regional banks.

As of June 30, 2008, 46 banks and 9 savings institutions operated 417 offices within Charleston, Florence, Lexington, and Greenville Counties.  All of these institutions aggressively compete for business in the Bank’s market area.  Some of these competitors have been in business for many years have established customer bases, are larger than the Bank, have substantially higher lending limits than the Bank has and are able to offer certain services, including trust and international banking services, that the Bank is able to offer only through correspondents, if at all.

The Bank currently conducts business principally through its six branches in Charleston, Florence, Lexington, and Greenville Counties, South Carolina.  Based upon data available on the FDIC’s website as of June 30, 2008, the Bank’s total deposits ranked tenth among financial institutions in our market area, representing approximately 2.05% of the total deposits in our market area.  The table below shows our deposit market share in the counties we serve according to data from the FDIC website as of June 30, 2008.

Market	Number of Branches	Our Market Deposits	Total Market Deposits	Ranking	Market Share Percentage

South Carolina (by county):
Charleston County	2	$50	$7,303	14	2.70%
Florence County	2	320	2,078	3	18.70
Lexington County	1	83	2,686	4	7.70
Greenville County	1	2	10,121	32	0.01

First Reliance Bank (statewide)	6	$456	$66,549	22	0.69%

The Bank competes based on providing its customers with high-quality, prompt and knowledgeable personalized service at competitive rates, which is a combination that the Bank believes customers generally find lacking at larger institutions.  The Bank offers a wide variety of financial products and services at fees that it believes are competitive with other financial institutions.

Employees

On December 31, 2008, the Bank had 145 full-time employees and 25 part-time employees.  The executive officers of the Company also serve as executive officers of and are compensated by the Bank.  The Company has no employees.

Supervision and Regulation

Both the Company and the Bank are subject to extensive state and federal banking regulations that impose restrictions on and provide for general regulatory oversight of their operations.  These laws generally are intended to protect depositors and not shareholders.  Legislation and regulations authorized by legislation influence, among other things:

•	how, when and where we may expand geographically;

•	into what product or service market we may enter;

•	how we must manage our assets; and

•	under what circumstances money may or must flow between the Company and the Bank.

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

First Reliance Bancshares, Inc.

Since the Company owns all of the capital stock of the Bank, it is a bank holding company under the federal Bank Holding Company Act of 1956.  As a result, the Company is primarily subject to the supervision, examination, and reporting requirements of the Bank Holding Company Act and the regulations of the Board of Governors of the Federal Reserve System (the “Federal Reserve”).

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

Additionally, in July 1994, South Carolina enacted legislation which effectively provided that, after June 30, 1996, out-of-state bank holding companies could acquire other banks or bank holding companies in South Carolina, subject to certain conditions.  Accordingly, effective July 1, 1996, South Carolina law was amended to permit interstate branching but not de novo branching by an out-of-state bank.  The Company believes that the foregoing legislation has increased takeover activity of South Carolina financial institutions by out-of-state financial institutions.

Change in Bank Control.  Subject to various exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with related regulations, require Federal Reserve approval prior to any person or company acquiring “control” of a bank holding company.  Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company.  Control is rebuttably presumed to exist if a person or company acquires 10% or more, but less than 25%, of any class of voting securities and either:

•	the bank holding company has registered securities under Section 12 of the Exchange Act; or

•	no other person owns a greater percentage of that class of voting securities immediately after the transaction.

Our common stock is registered under Section 12 of the Exchange Act.  The regulations provide a procedure for challenging any rebuttable presumption of control.

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

First Reliance Bank

The Bank is a state chartered bank insured by the FDIC and is not a member of the Federal Reserve.  As such, the Bank is subject to supervision and regulation by the FDIC and the State Board.  Supervision, regulation and examination of banks by regulatory agencies are intended primarily for the protection of depositors rather than shareholders of the banks.

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

Prompt Corrective Action.  The Federal Deposit Insurance Corporation Improvement Act of 1991 establishes a system of prompt corrective action to resolve the problems of undercapitalized financial institutions.  Under this system, the federal banking regulators have established five capital categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) in which all institutions are placed.  Federal banking regulators are required to take various mandatory supervisory actions and are authorized to take other discretionary actions with respect to institutions in the three undercapitalized categories.  The severity of the action depends upon the capital category in which the institution is placed.  Generally, subject to a narrow exception, the banking regulator must appoint a receiver or conservator for an institution that is critically undercapitalized.  The federal banking agencies have specified by regulation the relevant capital level for each category.  As of December 31, 2008, the Bank qualified for the well-capitalized category.

A “well-capitalized” bank is one that significantly exceeds all of its capital requirements, which include maintaining a total risk-based capital ratio of at least 10%, a tier 1 risk-based capital ratio of at least 6%, and a tier 1 leverage ratio of at least 5%.  Generally, a classification as well capitalized will place a bank outside of the regulatory zone for purposes of prompt corrective action.  However, a well-capitalized bank may be reclassified as “adequately capitalized” based on criteria other than capital, if the federal regulator determines that a bank is in an unsafe or unsound condition, or is engaged in unsafe or unsound practices and has not corrected the deficiency.

FDIC Insurance Assessments.  The FDIC is an independent agency of the United States government that uses the Deposit Insurance Fund to protect against the loss of insured deposits if an FDIC-insured bank or savings association fails. The FDIC must maintain the Deposit Insurance Fund (the “DIF”) within a range between 1.15 percent and 1.50 percent of all insured deposits.

The FDIC has adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities.  The system assesses higher rates on those institutions that pose greater risks to the DIF.  The FDIC places each institution in one of four risk categories using a two-step process based first on capital ratios (the capital group assignment) and then on other relevant information (the supervisory group assignment).  Within the lower risk category, Risk Category I, rates will vary based on each institution’s CAMELS component ratings, certain financial ratios, and long-term debt issuer ratings.

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

For 2008, assessments range from $0.05 to $0.43 per $100 of deposits, depending on the institution’s risk category.  Institutions in the lowest risk category, Risk Category I, were charged a rate between $0.05 and $0.07 cents per $100 of deposits.

The FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.  Risk Categories II, III, and IV were charged 10 basis points, 28 basis points and 43 basis points, respectively.

Because the Deposit Insurance Fund reserve fell below 1.15 % as of June 30, 2008, and was expected to remain below 1.15%, the Federal Deposit Insurance Reform Act of 2005 required the FDIC to establish and implement a restoration plan to restore the reserve ratio to no less than 1.15% within five years, absent extraordinary circumstances.

On December 16, 2008, the FDIC adopted, as part of its restoration plan, a uniform increase to the assessment rates by 7 basis points (annualized) for the first quarter 2009 assessments.  As a result, institutions in Risk Category I will be charged a rate between $0.12 and $0.14 per $100 of deposits.  Risk Categories II, III, and IV will be charged 17 basis points, 35 basis points, and 50 basis points, respectively.

On February 27, 2009, the FDIC amended its restoration plan to extend the period for restoration to seven years and further revised the risk-based assessment system.  Starting with the second quarter of 2009, institutions in Risk Category I will have a base assessment rate between $0.12 and $0.16 per $100 of deposits.  Risk Categories II, III, and IV will be have base assessment rates of 22 basis points, 32 basis points, and 45 basis points, respectively.  These base assessments will be subject to adjustments based on each institution’s unsecured debt, secured liabilities, and use of brokered deposits.  As a result of these adjustments, institutions in Risk Category I will be charged rate between $0.7 and $0.24 per $100 of deposits.  Risk Categories II, III, and IV will be charged between 17 and 43 basis points, 27 and 58 basis points, and 40 and 77.5 basis points, respectively.

Under an interim rule adopted on February 27, 2009, the FDIC will impose an emergency special assessment of 20 basis points as of June 30, 2009, and may impose additional emergency special assessments of up to 10 basis points thereafter if the reserve ratio is estimated to fall to a level that the FDIC believes would adequately affect public confidence or to a level that shall be close to zero or negative at the end of a calendar quarter.

The FDIC may, without further notice-and-comment rulemaking, adopt rates that are higher or lower than the stated base assessment rates, provided that the FDIC cannot (i) increase or decrease the total rates from one quarter to the next by more than three basis points, or (ii) deviate by more than three basis points from the stated assessment rates.

The FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.

FDIC Temporary Liquidity Guarantee Program.  On October 14, 2008, the FDIC announced that its board of directors, under the authority to prevent “systemic risk” in the United States banking system, approved the Temporary Liquidity Guarantee Program (“TLGP”).  The purpose of the TLGP is to strengthen confidence and encourage liquidity in the banking system.  The TLGP is composed of two components, the Debt Guarantee Program and the Transaction Account Guarantee Program, and institutions had the opportunity, prior to December 5, 2008, to opt-out of either or both components of the TLGP.

The Debt Guarantee Program.  Under the TLGP, the FDIC is permitted to guarantee certain newly issued senior unsecured debt issued by participating financial institutions.  The annualized fee that the FDIC will assess to guarantee the senior unsecured debt varies by the length of maturity of the debt.  For debt with a maturity of 180 days or less (excluding overnight debt), the fee is 50 basis points; for debt with a maturity between 181 days and 364 days, the fee is 75 basis points, and for debt with a maturity of 365 days or longer, the fee is 100 basis points.  The Bank did not opt-out of the Debt Guarantee component of the TLGP.

The Transaction Account Guarantee Program.  Under the TLGP, the FDIC is permitted to fully insure non-interest bearing deposit accounts held at participating FDIC-insured institutions, regardless of dollar amount. The temporary guarantee will expire at the end of 2009.  For the eligible non-interest-bearing transaction deposit accounts (including accounts swept from a non-interest bearing transaction account into an non-interest bearing savings deposit account), a 10 basis point annual rate surcharge will be applied to non-bearing transaction deposit amounts over $250,000.  Institutions will not be assessed on amounts that are otherwise insured.  The Bank did not opt-out of the Transaction Account Guarantee component of the TLGP.

Community Reinvestment Act.  The Community Reinvestment Act of 1977 (“CRA”) requires that, in connection with examinations of financial institutions within their respective jurisdictions, the federal banking agencies shall evaluate the record of each financial institution in meeting the credit needs of its local community, including low- and moderate-income neighborhoods.  These facts are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility.  Failure to adequately meet these criteria could impose additional requirements and limitations on the Bank.  Additionally, the Bank must publicly disclose the terms of various Community Reinvestment Act-related agreements.

Allowance for Loan and Lease Losses.  The Allowance for Loan and Lease Losses (the “ALLL”) represents one of the most significant estimates in the Bank’s financial statements and regulatory reports.  Because of its significance, the Bank has developed a system by which it develops, maintains and documents a comprehensive, systematic and consistently applied process for determining the amounts of the ALLL and the provision for loan and lease losses.  The Interagency Policy Statement on the Allowance for Loan and Lease Losses, issued on December 13, 2006, encourages all banks to ensure controls are in place to consistently determine the ALLL in accordance with GAAP, the bank’s stated policies and procedures, management’s best judgment and relevant supervisory guidance.  Consistent with supervisory guidance, the Bank maintains a prudent and conservative, but not excessive, ALLL, that is at a level that is appropriate to cover estimated credit losses on individually evaluated loans determined to be impaired as well as estimated credit losses inherent in the remainder of the loan and lease portfolio.  The Bank’s estimate of credit losses reflects consideration of all significant factors that affect the collectability of the portfolio as of the evaluation date.  See “Management’s Discussion and Analysis – Provision and Allowance for Loan Losses” and “ – Accounting and Financial Reporting Issues.”

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

•
total commercial real estate loans represent 300% or more of the institution’s total capital, and the outstanding balance of the institution’s commercial real estate loan portfolio has increased by 50% or more.

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

The minimum guideline for the ratio of total capital to risk-weighted assets is 8%.  Total capital consists of two components, Tier 1 Capital and Tier 2 Capital.  Tier 1 Capital generally consists of common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and other specified intangible assets.  Tier 1 Capital must equal at least 4% of risk-weighted assets.  Tier 2 Capital generally consists of subordinated debt, other preferred stock, and a limited amount of loan loss reserves.  The total amount of Tier 2 Capital is limited to 100% of Tier 1 Capital.  At December 31, 2008, our ratio of total capital to risk-weighted assets was 10.86% and our ratio of Tier 1 Capital to risk-weighted assets was 9.60%.

In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies.  These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve’s risk-based capital measure for market risk.  All other bank holding companies generally are required to maintain a leverage ratio of at least 4%.  At December 31, 2008, our leverage ratio was 8.18%.  The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without reliance on intangible assets.  The Federal Reserve considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities.

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

The Company received a capital investment from the United States Department of the Treasury (the “Treasury”) under the capital purchase component of the Troubled Assets Relief Program (“TARP”) on March 6, 2009.  Concurrent with the closing of that transaction, the Company became subject to additional limitations on the payment of dividends.  These limitations require, among other things, that (i) all dividends for the securities purchased under TARP be paid before other dividends can be paid and (ii) the Treasury must approve any increases in common dividends for three years following the Treasury’s investment.

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

Limitations on Senior Executive Compensation

Because the Company received an investment from the Treasury under the capital purchase component of TARP, the Company and its senior executives agreed to certain compensation limitations.  These limitations include:

•	ensuring that senior executive incentive compensation packages do not encourage excessive risk;

•	subjecting senior executive compensation to “clawback” if the compensation was based on inaccurate financial information or performance metrics;

•	prohibiting any golden parachute payments to senior executive officers; and

•	an agreement not to deduct for tax purposes more than $500,000 for a senior executive officer’s compensation.

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

Selected Statistical Information

The selected statistical information required by Item 1 is included in the Company’s 2008 Annual Report to Shareholders, which is Exhibit 13.1 to this Report, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and is incorporated herein by reference.

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

We are subject to the local economies in Charleston, Florence, Lexington, and Greenville Counties, South Carolina.

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

As of December 31, 2008, approximately 81.9% of our loans receivable were secured by real estate. Any sustained period of increased payment delinquencies, foreclosures or losses caused by the adverse market and economic conditions, including the downturn in the real estate market, in our markets will adversely affect the value of our assets, revenues, results of operations and financial condition. Currently, we are experiencing such an economic downturn, and if it continues, our operations could be further adversely affected.

The FDIC Deposit Insurance assessments that we are required to pay may materially increase in the future, which would have an adverse effect on our earnings.

As an insured depository institution, we are required to pay quarterly deposit insurance premium assessments to the FDIC.  These assessment are required to ensure that FDIC deposit insurance reserve ratio is at least 1.15% of insured deposits.  Under the Federal Deposit Insurance Act, the FDIC, absent extraordinary circumstances, must establish and implement a plan to restore the deposit insurance reserve ratio to 1.15% of insured deposits, over a five-year period, when the reserve ratio falls below 1.15%.  The recent failures of several financial institutions have significantly increased the Deposit Insurance Fund’s loss provisions, resulting in a decline in the reserve ratio.  The FDIC expects a higher rate of insured institution failures in the next few years, which may result in a continued decline in the reserve ratio.

Beginning on January 1, 2009, there was a uniform seven basis points (annualized) increase to the assessments that banks pay for deposit insurance.  The increased assessment rates range from 12 to 50 basis points (annualized) for the first quarter 2009 assessment, which will be owed on June 30, 2009.  Beginning on April 1, 2009, the FDIC will modify the risk-based assessments to account for each institution’s unsecured debt, secured liabilities and use of brokered deposits.  Assessment rates will range from 7 to 77.5 basis points (annualized) starting with the second quarter 2009 assessments, which will be owed on September 30, 2009.  In addition, the FDIC has adopted an interim rule to impose an emergency assessment of 20 basis points as of June 30, 2009, which will be owed on September 30, 2009.  The FDIC may also impose additional emergency special assessments of up to 10 basis points thereafter if the reserve ratio is estimated to fall to a level that the FDIC believes would adequately affect public confidence or to a level that shall be close to zero or negative at the end of a calendar quarter.

If the FDIC imposes additional emergency assessments, or otherwise further increases assessment rates, our earnings could be further adversely impacted.

If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings could decrease.

Our success depends to a significant extent upon the quality of our assets, particularly loans. In originating loans, there is a substantial likelihood that we will experience credit losses.  The risk of loss will vary with, among other things, general economic conditions, the type of loan, the creditworthiness of the borrower over the term of the loan and, in the case of a collateralized loan, the quality of the collateral for the loan.

Our loan customers may not repay their loans according to the terms of these loans, and the collateral securing the payment of these loans may be insufficient to assure repayment.  As a result, we may experience significant loan losses, which could have a material adverse effect on our operating results.  Management makes various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans.  We maintain an allowance for loan losses in an attempt to cover any loan losses that may occur. In determining the size of the allowance, we rely on an analysis of our loan portfolio based on historical loss experience, volume and types of loans, trends in classification, volume and trends in delinquencies and non-accruals, national and local economic conditions, and other pertinent information.

If our assumptions are wrong, our current allowance may not be sufficient to cover future loan losses, and we may need to make adjustments to allow for different economic conditions or adverse developments in our loan portfolio.  Material additions to our allowance would materially decrease our net income.  As a result of a difficult real estate market, we have increased our allowance from $5.3 million as of December 31, 2007 to $8.2 million as of December 31, 2008.  We expect to continue to increase our allowance in 2009; however, given current and future market conditions, we can make no assurance that our allowance will be adequate to cover future loan losses.

In addition, federal and state regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs, based on judgments different than those of our management. Any increase in our allowance for loan losses or loan charge-offs as required by these regulators could have a negative effect on our operating results.

Our business strategy includes the continuation of growth plans, and our financial condition and results of operations could be negatively affected if we fail to grow or fail to manage our growth effectively.

We intend to continue pursuing a growth strategy for our business.  Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in significant growth stages of development.  We cannot assure you we will be able to expand our market presence in our existing markets or successfully enter new markets or that any such expansion will not adversely affect our results of operations.  Failure to manage our growth effectively could have a material adverse effect on our business, future prospects, financial condition or results of operations, and could adversely affect our ability to successfully implement our business strategy.  Also, if our growth occurs more slowly than anticipated or declines, our operating results could be materially adversely affected.

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

Since January 2008, in response to the dramatic deterioration of the subprime, mortgage, credit, and liquidity markets, the Federal Reserve has taken action on seven occasions to reduce interest rates by a total of 400 to 425 basis points, which has reduced our net interest income and will likely continue to reduce this income for the foreseeable future.  Any reduction in our net interest income will negatively affect our business, financial condition, liquidity, operating results, cash flows and, potentially, the price of our securities.  Additionally, in 2009, we expect to have continued margin pressure given these historically low interest rates, along with elevated levels of non-performing assets.

Recent negative developments in the financial industry, and the domestic and international credit markets may adversely affect our operations and results.

Negative developments during 2008 in the global credit and derivative markets have resulted in uncertainty in the financial markets in general with the expectation of the general economic downturn continuing in 2009. As a result of this “credit crunch,” commercial as well as consumer loan portfolio performances have deteriorated at many institutions and the competition for deposits and quality loans has increased significantly. In addition, the values of real estate collateral supporting many commercial loans and home mortgages have declined and may continue to decline. Global securities markets, and bank holding company stock prices in particular, have been negatively affected, as has the ability of banks and bank holding companies to raise capital or borrow in the debt markets.  If these negative trends continue, our business operations and financial results may be negatively affected.

Our pace of growth may require us to raise additional capital in the future, but that capital may not be available when it is needed.

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

We may not be able to sustain our historical rate of growth or may not even be able to grow our business at all.  In addition, our growth over the past few years may distort some of our historical financial ratios and statistics.  In the future, we may not have the benefit of several recently favorable factors, such as a generally predictable interest rate environment, a strong residential mortgage market or the ability to find suitable expansion opportunities.  Various factors, such as economic conditions, regulatory and legislative considerations and competition, may also impede or prohibit our ability to expand our market presence.  If we experience a significant decrease in our historical rate of growth, our results of operations and financial condition may be adversely affected due to a high percentage of our operating costs being fixed expenses.

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

The Sarbanes-Oxley Act of 2002 and the related rules and regulations promulgated by the SEC, have increased the scope, complexity and cost of corporate governance, reporting and disclosure practices.  As a result, we may experience greater compliance costs.

Our ability to pay dividends is limited and we may be unable to pay future dividends.

We make no assurances that we will pay any dividends in the future.  Any future determination relating to dividend policy will be made at the discretion of our Board of Directors and will depend on a number of factors, including our future earnings, restrictions imposed by our agreement with the Treasury entered into in connection with its investment under TARP, capital requirements, financial condition, future prospects, regulatory restrictions and other factors that our Board of Directors may deem relevant.

Weakness in the economy and in the real estate market, including specific weakness within our geographic footprint, has adversely affected us and may continue to adversely affect us.

Declines in the U.S. economy and our local real estate markets contributed to our increasing provisions for loan losses during 2008, and may result in additional loan losses and loss provisions in 2009.  These factors could result in further increases in loan loss provisions, delinquencies and/or charge-offs in future periods, which may adversely affect our financial condition and results of operations.  If the strength of the U.S. economy in general and the strength of the local economies in which we conduct operations continue to decline, this could result in, among other things, further deterioration in credit quality or a reduced demand for credit, including a resultant adverse effect on our loan portfolio and allowance for loan and lease losses.

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

The United States Department of the Treasury, as a holder of our preferred stock, has rights that are senior to those of our common shareholders.

We have supported our capital operations by issuing classes of preferred stock to the Treasury under the capital purchase component of TARP.  As of March 6, 2009, we had outstanding preferred stock issued to the Treasury under TARP totaling $16.1 million.  The preferred stock has dividend rights that are senior to our common stock; therefore, we must pay dividends on the preferred stock before we can pay any dividends on our common stock.  In the event of our bankruptcy, dissolution, or liquidation, the Treasury must be satisfied before we can make any distributions to our common shareholders.

Our agreement with the United States Department of the Treasury under the capital purchase component of TARP is subject to unilateral change by the Treasury, which could adversely affect our business, financial condition, and results of operations.

Under the capital purchase component of TARP, the Treasury may unilaterally amend the terms of its agreement with us in order to comply with any changes in federal law.  We cannot predict the effects of any of these changes and of the associated amendments.

The Emergency Economic Stabilization Act of 2008 (“EESA”) or other governmental actions may not stabilize the financial services industry.

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

In addition to EESA, a variety of legislative, regulatory, and other proposals have been discussed or may be introduced in an effort to address the financial crisis.  Depending on the scope of such proposals, if they are adopted and applied to the Company, our financial condition, results of operations or liquidity could, directly or indirectly, benefit or be adversely affected in a manner that could be material to our business.

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

On April 26, 2000, the Bank opened a branch at 411 Second Loop Road in Florence, South Carolina.  The Second Loop branch facility, which is owned by the Bank, is located on approximately one acre of land and contains approximately 3,500 square feet.

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

On June 17, 2004, the Bank opened a temporary branch at 709 North Lake Drive in Lexington, South Carolina.  On July 1, 2008, the bank subsequently moved into its permanent branch facility at 801 North Lake Drive in Lexington, South Carolina.  The Lexington branch facility, which is owned by the Bank, is located on approximately two acres of land and contains approximately 13,000 square feet.

On March 15, 2005, the Bank opened a branch at 51 State Street, Charleston, South Carolina.  This property is leased.  On August 8, 2005, the bank changed the street address of this location to 25 Cumberland Street, Charleston, South Carolina because of a change in the primary entrance to the branch.

On March 24, 2005, the Bank leased approximately five acres at 2211 West Palmetto Street in Florence, South Carolina for possible development of a future headquarters location.  This property and an adjacent parcel were purchased by the Company on November 24, 2008 and are leased by the Bank.

On October 3, 2005, the Bank opened a branch office at 800 South Shelmore Blvd., Mount Pleasant, South Carolina.  The Mount Pleasant branch facility is located on approximately one acre of land and contains approximately 6,500 square feet.

On February 9, 2006, the Bank purchased approximately 0.75 acres at 2148 West Palmetto Street, Florence, South Carolina for a future training facility.  On April 1, 2007, the Bank opened its Learning Center  which contains approximately 6,000 square feet.

On January 18, 2007, the Bank opened a branch office at 1154-B Haywood Road, Greenville, South Carolina.  The property is leased.

The Bank owns property at 44th Business Park, Lots 1, 2 & 3, North Myrtle Beach, South Carolina, which is a branch site listed for sale.

On March 10, 2008, the Bank purchased 1.37 acres at 8551 Rivers Avenue, North Charleston, South Carolina.

On November 21, 2008, the Bank purchased a one acre lot at 950 Lake Murray Boulevard, which is expected to be a future branch site.

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

(a)           The response to this Item 5(a) is included in the Company’s 2008 Annual Report to Shareholders under the heading, “Market for First Reliance Bancshares, Inc.’s Common Stock; Payment of Dividends,” and is incorporated herein by reference.

(b)           Not Applicable

(c)           Not Applicable

ITEM 6.	SELECTED FINANCIAL DATA

Pursuant to the revised disclosure requirements for smaller reporting companies effective February 4, 2008, no disclosure under this Item is required.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The response to this Item is included in the Company’s 2008 Annual Report to Shareholders under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and is incorporated herein by reference.

ITEM 7A.	QUANTITATIVE AND QUALITIATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to the revised disclosure requirements for smaller reporting companies effective February 4, 2008, no disclosure under this Item is required.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements are included in the Company’s 2008 Annual Report to Shareholders, and are incorporated herein by reference:

•	Management’s Report on Internal Control Over Financial Reporting

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Financial Statements:

1.	Consolidated Balance Sheets dated as of December 31, 2008 and 2007.
2.	Consolidated Statements of Income for the Years Ended December 31, 2008, 2007 and 2006.
3.	Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income for the Years Ended December 31, 2008, 2007 and 2006.
4.	Consolidated Statements of Cash Flows for the Years Ended December 31, 2007, 2006 and 2005.
5.	Notes to Consolidated Financial Statements.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable

ITEM 9A(T).	CONTROLS AND PROCEDURES

Disclosure Controls

As of the end of the period covered by this Annual Report on Form 10-K, our principal executive officer and principal financial officer have evaluated the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”).  Disclosure Controls, as defined in Rule 13a-15(e) of the Exchange Act, are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer (“CEO”)and Chief Financial Officer (“CFO”) as appropriate to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  Our internal control over financial reporting is a process designed to provide reasonable assurance that assets are safeguarded against loss from unauthorized use or disposition, transactions are executed in accordance with appropriate management authorization and accounting records are reliable for the preparation of financial statements in accordance with generally accepted accounting principles.

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

Based on this assessment, management believes that First Reliance Bancshares, Inc. maintained effective internal control over financial reporting as of December 31, 2008.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

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

The Company has adopted a Code of Ethics that applies to its principal executive, financial and accounting officers.  The Code of Ethics has been posted to the Company’s website at www.firstreliance.com.  A copy may also be obtained, without charge, upon written request addressed to First Reliance Bancshares, Inc., 2170 W. Palmetto Street, , Florence, South Carolina 29501, Attention:  Corporate Secretary.  The request may be delivered by letter to the address set forth above or by fax to the attention of the Company’s Corporate Secretary at (843)656-3045.

The remaining information for this Item is included in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on June 18, 2009, under the headings “Proposal:  Election of Directors”, “Security Ownership of Certain Beneficial Owners and Management,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” and are incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The responses to this Item are included in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on June 18, 2009, under the headings “Proposal: Election of Directors – Director Compensation” and  “Executive Compensation” and are incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information regarding compensation plans under which equity securities of the Company are authorized for issuance.  All data is presented as of December 31, 2008.

Equity Compensation Plan Table
	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	269,447	$8.36	—
Equity compensation plans not approved by security holders	130,613	10.76	219,387
Total	400,060	$8.25	219,837

The equity compensation plans not approved by our shareholders include non-qualified option grants to four employees of the Company to purchase a total of 8,100 shares of the Company’s common stock.  All of the non-qualified option grants are fully vested as of December 31, 2008.  The table below breaks down the exercise prices of the non-qualified options that have been granted by the Company.

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

The additional responses to this Item are included in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on June 18, 2009, under the heading “Security Ownership of Certain Beneficial Owners and Management” and are incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The responses to this Item are included in the Company’s Proxy Statement for the Annual Meeting of Shareholders held on June 18, 2009, under the headings “Related Party Transactions” and “Proposal: Election of Directors – Director Independence” and are incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The responses to this Item are included in the Company Proxy Statement for the Annual Meeting of Shareholders to be held on June 18, 2009, under the heading “Audit Committee Matters – Independent Registered Public Accounting Firm” and are incorporated herein by reference.

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

Date: March 31, 2009

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

Signature	Title	Date

/s/ F. R. Saunders, Jr.	Director, President and Chief Executive Officer (Principal Executive Officer)	March 31, 2009
F. R. Saunders, Jr.

/s/ Paul C. Saunders	Director	March 31, 2009
Paul C. Saunders

/s/ A. Dale Porter	Director	March 31, 2009
A. Dale Porter

/s/ Leonard A. Hoogenboom	Chairman of the Board	March 31, 2009
Leonard A. Hoogenboom

/s/ John M. Jebaily	Director	March 31, 2009
John M. Jebaily

Signature	Title	Date

/s/ Andrew G. Kampiziones	Director	March 31, 2009
Andrew G. Kampiziones

/s/ C. Dale Lusk	Director	March 31, 2009
C. Dale Lusk

/s/ J. Munford Scott	Director	March 31, 2009
J. Munford Scott

/s/ A. Joe Willis	Director	March 31, 2009
A. Joe Willis

/s/ Jeffrey A. Paolucci	Director, Senior Vice President and	March 31, 2009
Jeffrey A. Paolucci	Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2009

EXHIBIT INDEX

Exhibit Number	Description
3.1	Articles of Incorporation of First Reliance Bancshares, Inc. [1]
3.2	Articles of Amendment to the Articles of Incorporation authorizing a class of preferred stock[2]
3.3	Articles of Amendment to the Articles of Incorporation establishing the terms of the Series A Preferred Stock and the Series B Preferred Stock[2]
3.4	Bylaws of First Reliance Bancshares, Inc.[1]
4.1	See Articles of Incorporation, as amended at Exhibit 3.1, 3.2 and 3.3 hereto and Bylaws at Exhibit 3.2 hereto.
4.2	Indenture between the Registrant and the Trustee. [3]
4.3	Guarantee Agreement.[3]
4.4	Amended and Restated Declaration.[3]
4.5	Form of Certificate for the Series A Preferred Stock[2]
4.6	Form of Certificate for the Series B Preferred Stock[2]
4.7	Warrant to Purchase up to 767.00767 shares of Series B Preferred Stock, dated March 6, 2009[2]
10.1*	1999 First Reliance Bank Employee Stock Option Plan. [4]
10.2*	Amendment No. 1 to the 1999 First Reliance Bank Employee Stock Option Plan. [4]
10.3*	Amendment No. 2 to the 1999 First Reliance Bank Employee Stock Option Plan. [5]
10.4*	First Reliance Bancshares, Inc. 2003 Stock Incentive Plan. [6]
10.5*	First Reliance Bancshares, Inc. 2006 Equity Incentive Plan. [7]
10.6	Lease Agreement between SP Financial, LLC and First Reliance Bank. [7]
10.7*	Employment Agreement with F. R. Saunders, Jr., dated November 24, 2006. [8]
10.8*	Salary Continuation Agreement with F. R. Saunders, Jr., dated November 24, 2006. [8]
10.9*	Endorsement Split Dollar Agreement with F. R. Saunders, Jr., dated November 24, 2006. [8]
10.10*	Amended Supplemental Life Insurance Agreement with F. R. Saunders, Jr., dated December 28, 2007. [9]
10.11*	Employment Agreement with Jeffrey A. Paolucci, dated November 24, 2006. [8]
10.12*	Salary Continuation Agreement with Jeffrey A. Paolucci, dated November 24, 2006. [8]
10.13*	Endorsement Split Dollar Agreement with Jeffrey A. Paolucci, dated November 24, 2006. [8]
10.14*	Employment Agreement with Paul Saunders, dated November 24, 2006. [8]
10.15*	Salary Continuation Agreement with Paul Saunders, dated November 24, 2006. [8]
10.16*	Endorsement Split Dollar Agreement with Paul Saunders, dated November 24, 2006. [8]
10.17*	Form of Director Retirement Agreement, with Schedule. [8]
10.18*	Amended and Restated Employment Agreement with Dale Porter. [8]
10.19*	Employment Agreement with Thomas C. Ewart, Sr. [6]
10.20
Letter Agreement, dated March 6, 2009, including Securities Purchase Agreement – Standard Terms, incorporated by reference therein, between the Company and the United States Department of the Treasury[2]

10.21	Side Letter Agreement, dated March 6, 2009[2]

1 Incorporated by reference to Quarterly Report on Form 10-QSB, for the quarter ended September 30, 2007.
2 Incorporated by reference to Current Report on Form 8-K, dated March 10, 2009
3 Incorporated by reference to Current Report on Form 8-K, dated July 1, 2005.
4 Incorporated by reference to Quarterly Report on Form 10-QSB, for the quarter ended March 31, 2002.
5 Incorporated by reference to Quarterly Report on Form 10-QSB, for the quarter ended June 30, 2002.
6 Incorporated by reference to Annual Report on Form 10-KSB for the year ended December 31, 2003.
7 Incorporated by reference to Annual Report on Form 10-KSB for the year ended December 31, 2005.
8 Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2006.
9 Incorporated by reference to Current Report on Form 8-K, dated December 28, 2007.

10.22*	Form of Waiver[2]
10.23*	Form of Senior Executive Officer Agreement[2]
13.1
First Reliance Bancshares, Inc. 2008 Annual Report to Shareholders.  Except with respect to those portions specifically incorporated by reference into this Report, the Company’s 2007 Annual Report to Shareholders is not deemed to be filed as part of this Report.

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