Form 10-Q
period 2009-03-31
FIRST RELIANCE BANCSHARES INC
filed 2009-05-15
CIK 1172102

FIRST RELIANCE BANCSHARES, INC.

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.

(Mark One)	FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2009

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

3,587,426 shares of common stock, par value $0.01 per share, as of April 30, 2009

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒ Yes ☐ No.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☐             Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

FIRST RELIANCE BANCSHARES, INC.

INDEX

		Page No.
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets - March 31, 2009 and December 31, 2008	3

	Condensed Consolidated Statements of Income - Three months ended March 31, 2009 and 2008	4

	Condensed Consolidated Statements of Shareholders’ Equity and Comprehensive Income - Three months ended March 31, 2009 and 2008	5

	Condensed Consolidated Statements of Cash Flows - Three months ended March 31, 2009 and 2008	6

	Notes to Condensed Consolidated Financial Statements	7-12

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13-28

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	29

Item 4.	Controls and Procedures	29

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	30

Item 1A.	Risk Factors	30

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30

Item 3.	Defaults Upon Senior Securities	30

Item 4.	Submission of Matters to a Vote of Security Holders	31

Item 5.	Other Information	31

Item 6.	Exhibits	31

FIRST RELIANCE BANCSHARES, INC.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2009	2008
	(Unaudited)	(Audited)
Assets
Cash and cash equivalents:
Cash and due from banks	$31,683,883	$5,451,607
Federal funds sold	-	257,000
Total cash and cash equivalents	31,683,883	5,708,607

Investment securities:
Securities available-for-sale	73,593,711	76,310,816
Nonmarketable equity securities	5,284,600	4,574,700
Total investment securities	78,878,311	80,885,516

Mortgage loans held for sale	24,250,382	9,589,081

Loans receivable	464,124,999	468,990,202
Less allowance for loan losses	(7,331,051)	(8,223,899)
Loans, net	456,793,948	460,766,303

Premises and equipment, net	26,462,326	28,612,022
Accrued interest receivable	2,462,465	2,653,260
Other real estate owned	1,423,582	379,950
Cash surrender value life insurance	11,091,634	10,986,484
Other assets	4,354,994	3,852,660

Total assets	$637,401,525	$603,433,883

Liabilities and Shareholders’ Equity
Liabilities
Deposits
Noninterest-bearing transaction accounts	$48,085,212	$39,467,609
Interest-bearing transaction accounts	34,414,993	34,708,951
Savings	85,396,666	110,629,005
Time deposits $100,000 and over	190,458,083	137,444,867
Other time deposits	143,596,606	138,884,952
Total deposits	501,951,560	461,135,384
Securities sold under agreement to repurchase	864,994	8,197,451
Advances from Federal Home Loan Bank	69,500,000	78,000,000
Note payable	-	6,950,000
Junior subordinated debentures	10,310,000	10,310,000
Accrued interest payable	610,924	623,330
Other liabilities	1,205,844	791,960
Total liabilities	584,443,322	566,008,125
Shareholders’ Equity
Preferred stock, no par value, authorized 10,000,000 shares:
Series A cumulative perpetual preferred stock 15,349 and 0 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	14,389,600	-
Series B cumulative perpetual preferred stock 767 and 0 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	848,396	-
Common stock, $0.01 par value; 20,000,000 shares authorized, 3,587,226 and 3,525,004 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	35,872	35,250
Nonvested restricted stock	(312,580)	(207,653)
Capital surplus	26,259,837	26,120,460
Treasury stock at cost at 11,454 and 10,829 shares at at March 31, 2009 and December 31, 2008, respectively	(163,433)	(159,777)
Retained earnings	11,840,186	11,839,005
Accumulated other comprehensive income (loss)	60,325	(201,527)
Total shareholders’ equity	52,958,203	37,425,758

Total liabilities and shareholders’ equity	$637,401,525	$603,433,883

See notes to condensed consolidated financial statements.

FIRST RELIANCE BANCSHARES, INC.

Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
Interest income
Loans, including fees	$6,967,737	$9,099,475
Investment securities
Taxable	531,316	346,384
Nontaxable	313,418	327,610
Federal funds sold	983	1,893
Other interest income	9,599	51,290
Total	7,823,053	9,826,652
Interest expense
Time deposits over $100,000	1,192,567	2,037,053
Other deposits	1,622,844	1,902,095
Other interest expense	854,549	919,520
Total	3,669,960	4,858,668
Net interest income	4,153,093	4,967,984
Provision for loan losses	1,300,380	501,603
Net interest income after provision for loan losses	2,852,713	4,466,381
Noninterest income
Service charges on deposit accounts	460,608	437,135
Gain on sale of mortgage loans	660,499	559,384
Brokerage fees	3,922	50,330
Income from bank owned life insurance	105,150	121,754
Other charges, commissions and fees	126,999	113,272
Loss on sale of other real estate owned	(15,892)	-
Gain on sale of fixed assets	86,810	-
Other non-interest income	265,021	49,919
Total	1,693,117	1,331,794
Noninterest expenses
Salaries and benefits	2,808,915	2,944,751
Occupancy expense	355,857	339,703
Furniture and equipment expense	285,865	212,959
Other operating expenses	1,274,242	1,236,983
Total	4,724,879	4,734,396
Income (loss) before taxes	(179,049)	1,063,779
Income tax expense (benefit)	(192,914)	237,656
Net income	13,865	826,123
Preferred stock dividends	59,584	-
Deemed dividends on preferred stock resulting from net accretion of discount and amortization of premium	12,684	-
Net Income (loss) available to common shareholders	$(58,403)	$826,123
Average common shares outstanding, basic	3,525,004	3,494,862
Average common shares outstanding, diluted	3,525,004	3,536,861
`
Basic earnings (loss) per share	$(0.02)	$0.24
Diluted earnings (loss) per share	$(0.02)	$0.23

See notes to condensed consolidated financial statements.

FIRST RELIANCE BANCSHARES, INC.

Condensed Consolidated Statements of Shareholders’ Equity and Comprehensive Income
For the Three Months Ended March 31, 2009 and 2008
(Unaudited)

							Accumulated
							Other
					Nonvested		Comprehensive
	Preferred	Common	Capital	Treasury	Restricted	Retained	Income
	Stock	Stock	Surplus	Stock	Stock	Earnings	(Loss)	Total

Balance, December 31, 2007	$-	$34,946	$25,875,012	$(145,198)	$(152,762)	$11,417,275	$(1,369)	$37,027,904

Adjustment to reflect the cumulative-effect of change in accounting for life insurance arrangements						(203,902)		(203,902)

Net income						826,123		826,123

Other comprehensive gain, net of tax expense of $49,275							95,651	95,651

Comprehensive income								921,774

Non-vested restricted stock		141	22,455		(120,582)			(97,986)

Purchase of treasury stock				(11,777)				(11,777)

Exercise of stock options		45	150,457					150,502

Balance, March 31, 2008	$-	$35,132	$26,047,924	$(156,975)	$(273,344)	$12,039,496	$94,282	$37,786,515

Balance, December 31, 2008	$-	$35,250	$26,120,460	$(159,777)	$(207,653)	$11,839,005	$(201,527)	$37,425,758

Issuance of Series A preferred stock, net of issuance cost of $116,786	14,375,740							14,375,740

Issuance of Series B preferred stock, net of issuance cost $6,902	849,572							849,572

Net income						13,865		13,865

Other comprehensive gain, net of tax expense of $134,894							261,852	261,852

Comprehensive income								275,717

Accretion of Series A Preferred stock discount	13,860					(13,860)		-

Amortization of Series B Preferred stock premium	(1,176)					1,176		-

Non-vested restricted stock		622	139,377		(104,927)			35,072

Purchase of treasury stock				(3,656)				(3,656)

Balance, March 31, 2009	$15,237,996	$35,872	$26,259,837	$(163,433)	$(312,580)	$11,840,186	$60,325	$52,958,203

See notes to condensed consolidated financial statements.

FIRST RELIANCE BANCSHARES, INC.

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
Cash flows from operating activities:
Net income	$13,865	$826,123
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Provision for loan losses	1,300,380	501,603
Depreciation and amortization expense	269,374	287,706
Gain on sale of premises and equipment	(86,810)	-
Loss on sale of other real estate owned	15,892	-
Discount accretion and premium amortization	44,471	7,274
Disbursements for mortgage loans held for sale	(51,727,574)	(36,572,893)
Proceeds from mortgage loans held for sale	37,066,273	37,770,606
Decrease in interest receivable	190,795	115,207
Decrease in interest payable	(12,406)	(83,510)
Increase for cash surrender value of life insurance	(105,150)	(121,754)
Amortization of deferred compensation on restricted stock	35,072	(97,986)
Decrease (increase) in other assets	(562,383)	(609,713)
Increase in other liabilities	278,990	1,892,946
Net cash provided (used) by operating activities	(13,279,211)	3,915,609
Cash flows from investing activities:
Net (increase) decrease in loans receivable	1,605,843	(5,365,863)
Maturities of securities available-for-sale	3,069,380	1,087,846
Sales of other real estate owned	6,608	0
Purchase of non marketable equity securities	(709,900)	(441,800)
Proceeds from disposal of premises and equipment	2,286,810	0
Purchases of premises and equipment	(259,629)	(1,636,950)
Net cash provided (used) by investing activities	5,999,112	(6,356,767)
Cash flows from financing activities:
Net decrease in demand deposits, interest-bearing transaction accounts and savings accounts	(16,908,694)	(2,346,309)
Net increase in certificates of deposit and other time deposits	57,724,870	2,859,685
Net decrease in securities sold under agreements to repurchase	(7,332,457)	(68,909)
Net increase (decrease) in advances from the Federal Home Loan Bank	(8,500,000)	4,500,000
Net decrease in federal funds purchased	-	(1,877,000)
Repayment of note payable	(6,950,000)	-
Net proceeds from issuance of preferred stock	15,225,312	-
Purchase of treasury stock	(3,656)	(11,777)
Proceeds from the exercise of stock options	-	150,502
Net cash provided by financing activities	33,255,375	3,206,192
Net increase in cash and cash equivalents	25,975,276	765,034
Cash and cash equivalents, beginning	5,708,607	7,164,650
Cash and cash equivalents, end	$31,683,883	$7,929,684
Cash paid during the period for:

Income taxes	$4,257	$403,499
Interest	$3,682,366	$4,942,178

Supplemental noncash investing and financing activities:

Foreclosures on loans	$1,066,132	$201,750

See notes to condensed consolidated financial statements.

FIRST RELIANCE BANCSHARES, INC.

Notes to Condensed Consolidated Financial Statements

Note 1 - Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit certain disclosures, which would appear in audited annual consolidated financial statements.  The consolidated financial statements as of March 31, 2009 and for the interim periods ended March 31, 2009 and 2008 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation.  The consolidated financial information as of December 31, 2008 has been derived from the audited consolidated financial statements as of that date.  For further information, refer to the consolidated financial statements and the notes included in First Reliance Bancshares, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008.

Note 2 - Recently Issued Accounting Pronouncements

The following is a summary of recent authoritative pronouncements that could impact the accounting, reporting, and / or disclosure of financial information by the Company.

In December 2008 the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) SFAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets,” (“FSP SFAS 132(R)-1”).  This FSP provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan.  The objective of the FSP is to provide the users of financial statements with an understanding of: (a) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies; (b) the major categories of plan assets; (c) the inputs and valuation techniques used to measure the fair value of plan assets; (d) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period; and (e) significant concentrations of risk within plan assets.  The FSP also requires a nonpublic entity, as defined in Statement of Financial Accounting Standard (“SFAS”) 132, to disclose net periodic benefit cost for each period for which a statement of income is presented.  FSP SFAS 132(R)-1 is effective for fiscal years ending after December 15, 2009.  The Staff Position will require the Company to provide additional disclosures related to its benefit plans.

FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20,” (“FSP EITF 99-20-1”) was issued in January 2009.  Prior to the FSP, other-than-temporary impairment was determined by using either Emerging Issues Task Force (“EITF”) Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transferor in Securitized Financial Assets,” (“EITF 99-20”) or SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” (“SFAS 115”) depending on the type of security.  EITF 99-20 required the use of market participant assumptions regarding future cash flows regarding the probability of collecting all cash flows previously projected.  SFAS 115 determined impairment to be other than temporary if it was probable that the holder would be unable to collect all amounts due according to the contractual terms. To achieve a more consistent determination of other-than-temporary impairment, the FSP amends EITF 99-20 to determine any other-than-temporary impairment based on the guidance in SFAS 115, allowing management to use more judgment in determining any other-than-temporary impairment.  The FSP was effective for reporting periods ending after December 15, 2008.  Management has reviewed the Company’s security portfolio and evaluated the portfolio for any other-than-temporary impairments.

On April 9, 2009, the FASB issued three staff positions related to fair value which are discussed below.

FSP SFAS 115-2 and SFAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” (“FSP SFAS 115-2 and SFAS 124-2”) categorize losses on debt securities available-for-sale or held-to-maturity determined by management to be other-than-temporarily impaired into losses due to credit issues and losses related to all other factors.  Other-than-temporary impairment (“OTTI”) exists when it is more likely than not that the security will mature or be sold before its amortized cost basis can be recovered.  An OTTI related to credit losses should be recognized through earnings.  An OTTI related to other factors should be recognized in other comprehensive income.  The FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities.  Annual disclosures required in SFAS 115 and FSP SFAS 115-1 and SFAS 124-1 are also required for interim periods (including the aging of securities with unrealized losses).

FIRST RELIANCE BANCSHARES, INC.

Notes to Condensed Consolidated Financial Statements

Note 2 - Recently Issued Accounting Pronouncements – (continued)

FSP SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That are Not Orderly” recognizes that quoted prices may not be determinative of fair value when the volume and level of trading activity has significantly decreased.  The evaluation of certain factors may necessitate that fair value be determined using a different valuation technique.  Fair value should be the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction, not a forced liquidation or distressed sale.  If a transaction is considered to not be orderly, little, if any, weight should be placed on the transaction price.  If there is not sufficient information to conclude as to whether or not the transaction is orderly, the transaction price should be considered when estimating fair value.  An entity’s intention to hold an asset or liability is not relevant in determining fair value.  Quoted prices provided by pricing services may still be used when estimating fair value in accordance with SFAS 157; however, the entity should evaluate whether the quoted prices are based on current information and orderly transactions.  Inputs and valuation techniques are required to be disclosed in addition to any changes in valuation techniques.

FSP SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” requires disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements and also requires those disclosures in summarized financial information at interim reporting periods  A publicly traded company includes any company whose securities trade in a public market on either a stock exchange or in the over-the-counter market, or any company that is a conduit bond obligor.  Additionally, when a company makes a filing with a regulatory agency in preparation for sale of its securities in a public market it is considered a publicly traded company for this purpose.

The three staff positions are effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, in which case all three must be adopted.  The Company will adopt the staff positions for its second quarter 10-Q but does not expect the staff positions to have a material impact on the consolidated financial statements.

Also on April 1, 2009, the FASB issued FSP SFAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.”  The FSP requires that assets acquired and liabilities assumed in a business combination that arise from a contingency be recognized at fair value.  If fair value cannot be determined during the measurement period as determined in SFAS 141 (R), the asset or liability can still be recognized if it can be determined that it is probable that the asset existed or the liability had been incurred as of the measurement date and if the amount of the asset or liability can be reasonably estimated.  If it is not determined to be probable that the asset/liability existed/was incurred or no reasonable amount can be determined, no asset or liability is recognized. The entity should determine a rational basis for subsequently measuring the acquired assets and assumed liabilities.  Contingent consideration agreements should be recognized initially at fair value and subsequently reevaluated in accordance with guidance found in paragraph 65 of SFAS 141 (R).  The FSP is effective for business combinations with an acquisition date on or after the beginning of the Company’s first annual reporting period beginning on or after December 15, 2008.  The Company will assess the impact of the FSP if and when a future acquisition occurs.

The Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 111 on April 9, 2009 to amend Topic 5.M., “Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities” and to supplement FSP SFAS 115-2 and SFAS 124-2.  SAB 111 maintains the staff’s previous views related to equity securities; however debt securities are excluded from its scope.  The SAB provides that “other-than-temporary” impairment is not necessarily the same as “permanent” impairment and unless evidence exists to support a value equal to or greater than the carrying value of the equity security investment, a write-down to fair value should be recorded and accounted for as a realized loss.  The SAB was effective upon issuance and had no impact on the Company’s financial position.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Note 3 - Reclassifications

Certain captions and amounts in the financial statements in the Company’s Form 10-Q for the quarter ended March 31, 2008 were reclassified to conform to the March 31, 2009 presentation.

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

The components of other comprehensive income and related tax effects are as follows:

	Pre-tax	Tax	Net-of-tax
	Amount	Expense	Amount
For the Quarter Ended March 31, 2009:
Unrealized gains on securities available-for-sale	$396,746	$134,894	$261,852
Reclassification adjustment for gains (losses) realized in net income	-	-	-
	$396,746	$134,894	$261,852

For the Quarter Ended March 31, 2008:
Unrealized gains on securities available-for-sale	$144,926	$49,275	$95,651
Reclassification adjustment for gains (losses) realized in net income	-	-	-
	$144,926	$49,275	$95,651

Note 5 – Shareholders’ Equity

Common Stock – The following is a summary of the changes in common shares outstanding for the three months ended March 31, 2009 and 2008.

	Three Months Ended
	March 31,
	2009	2008
Common shares outstanding at beginning of the period	3,525,004	3,494,646
Issuance of non-vested restricted shares	62,222	14,009
Exercise of stock options	-	4,500

Common shares outstanding at end of the period	3,587,226	3,513,155

Preferred Stock - On February 24, 2009, the Company’s Articles of Incorporation was amended to authorize the issuance of a class of 10,000,000 shares of preferred stock, having no par value.  Subject to certain conditions, the amendment authorizes the Company’s Board of Directors to issue preferred stock without shareholders’ approval.  Under this amendment, the Board is authorized to determine the terms of one or more series of preferred stock, including the preferences, rights, and limitations of each series.

On March 6, 2009, the Company completed a transaction with the United States Treasury (“Treasury”) under the Troubled Asset Relief Program Capital Purchase Program (“TARP CPP”), which was amended by the enactment of the American Recovery and Reinvestment Act of 2009 on February 17, 2009.   Under the TARP CPP, the Company sold 15,349 shares of its Series A Cumulative Perpetual Preferred Stock.  In addition, the Treasury received a warrant to purchase 767 shares of the Company’s Series B Cumulative Perpetual Preferred Stock, which was immediately exercised by the Treasury for a nominal exercise price.  The preferred shares issued to the Treasury qualify as tier 1 capital for regulatory purposes.

The Series A Preferred Stock is a senior cumulative perpetual preferred stock that has a liquidation preference of $1,000 per share, pays cumulative dividends at a rate of 5% per year for the first five years and thereafter at a rate of 9% per year.  Dividends are payable quarterly.  At any time, the Company may, at its option and with regulatory approval, redeem the Series A Preferred Stock at par value plus accrued and unpaid dividends.  The Series A Preferred Stock is generally non-voting. Prior to March 6, 2012, unless the Company has redeemed the Series A Preferred Stock or the Treasury has transferred the Series A Preferred Stock to a third party, the consent of the Treasury will be required for the Company to increase its common stock dividend or repurchase its common stock or other equity or capital securities, other than in connection with benefit plans consistent with past practices and certain other circumstances. A consequence of the Series A Preferred Stock purchase includes certain restrictions on executive compensation that could limit the tax deductibility of compensation the Company pays to executive management.

FIRST RELIANCE BANCSHARES, INC.

Notes to Condensed Consolidated Financial Statements

Note 5 – Shareholders’ Equity – (continued)

The Series B Preferred Stock is a cumulative perpetual preferred stock that has the same rights, preferences, privileges, voting rights and other terms as the Series A Preferred Stock, except that dividends will be paid at the rate of 9% per year and may not be redeemed until all the Series A Preferred Stock has been redeemed.

The proceeds from the issuance of the Series A and Series B were allocated based on the relative fair value of each series based on a discounted cash flow model.  As a result of the valuations, $14,492,526 and $856,474 was allocated to the Series A Preferred Stock and Series B Preferred Stock, respectively.  This resulted in a discount of $973,260 for the Series A stock and a premium of $82,572 for the Series B stock.  The discount and premium will be accreted and amortized, respectively, through retained earnings over a five-year estimated life using the effective interest method.  For the quarter ended March 31, 2009, accretion of the Series A Preferred Stock discount totaled $13,860 and the amortization of the Series B Preferred Stock premium totaled $1,176.  The net amount of the accretion and amortization was treated as a deemed dividend to preferred shareholders in the computation of earnings per share.

Note 6 - Earnings Per Share

Net income available to common shareholders represents net income adjusted for preferred dividends including dividends declared, accretions of discounts and amortization of premiums on preferred stock issuances and cumulative dividends related to the current dividend period that have not been declared as of period end.

The following is a summary of the earnings (loss) per share calculations for the three months ended March 31, 2009 and 2008.

	March 31,
	2009	2008
Earnings (loss) available to common shareholders
Net income	$13,865	$826,123
Preferred stock dividends	59,584	-
Deemed dividends on preferred stock resulting from net accretion of discount and amortization of premium	12,684	-
Net income (loss) available to common shareholders	$(58,403)	$826,123

Basic earnings per share:
Net income (loss) available to common shareholders	$(58,403)	$826,123
Average common shares outstanding - basic	3,525,004	3,494,862
Basic earnings (loss) per share	$(0.02)	$0.24

Diluted earnings per share:
Net income (loss) available to common shareholders	$(58,403)	$826,123
Average common shares outstanding - basic	3,525,004	3,494,862
Dilutive potential common shares	-	41,999
Average common shares outstanding - diluted	3,525,004	3,536,861
Diluted earnings (loss) per share	$(0.02)	$0.24

FIRST RELIANCE BANCSHARES, INC.

Notes to Condensed Consolidated Financial Statements

Note 7 - Equity Incentive Plan

On January 19, 2006, the Company adopted the 2006 Equity Incentive Plan, which provides for the granting of dividend equivalent rights options, performance unit awards, phantom shares, stock appreciation rights and stock awards, each of which shall be subject to such conditions based upon continued employment, passage of time or satisfaction of performance criteria or other criteria as permitted by the plan. The plan allows granting up to 350,000 shares of stock, to officers, employees, and directors, consultants and service providers of the Company or its affiliates.  Awards may be granted for a term of up to ten years from the effective date of grant. Under this Plan, our Board of Directors has sole discretion as to the exercise date of any awards granted.  The per-share exercise price of incentive stock awards may not be less than the market value of a share of common stock on the date the award is granted.  Any awards that expire unexercised or are canceled become available for re-issuance.

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

During three months ended March 31, 2009 the Company issued 62,222 of restricted stock pursuant to the 2006 Equity Incentive Plan.  The shares cliff vest in three years and are fully vested in 2012.  The weighted-average fair value of restricted stock issued during the three months ended March 31, 2009 was $2.25 per share.  Compensation cost associated with the issuance was $139,998.  There were no restricted stock forfeitures during the first quarter of 2009.  Deferred compensation expense of $35,072, relating to restricted stock, was amortized to income during three months ended March 31, 2009.

The 2006 Equity Incentive Plan allows for the issuance of Stock Appreciation Rights ("SARs").  The SARs entitle the participant to receive the excess of (1) the market value of a specified or determinable number of shares of the stock at the exercise date over the fair value at grant date or (2) a specified or determinable price which may not in any event be less than the fair market value of the stock at the time of the award.  Upon exercise, the Company can elect to settle the awards using either Company stock or cash.  The shares start vesting after five years and vest at 20% per year until fully vested.  Compensation cost for SARs is amortized to compensation expense over the vesting period.

There were no SARs awarded, exercised or forfeited during the quarter ended March 31, 2009 and 2008.  The SARs compensation expense for the quarter ended March 31, 2009 and 2008 was $18,356 and $18,560, respectively.

As of March 31, 2009 and 2008, there were 93,981 SARS outstanding with a weighted average exercise price of $14.95.

FIRST RELIANCE BANCSHARES, INC.

Notes to Condensed Consolidated Financial Statements

Note 8 – STOCK-BASED COMPENSATION

The Company terminated its 2003 Employee Stock Option Plan and replaced it with the 2006 Equity Incentive Plan.  Outstanding options issued under any former stock option plans will be honored in accordance with the terms and conditions in effect at the time they were granted, except that they are not subject to reissuance.  At March 31, 2009, 269,447 options were outstanding and exercisable.  No stock options have been granted since June 2005.

A summary of the status of the Company’s 2003 stock option plan as of March 31, 2009 and 2008, and changes during the period is presented below:

	2009		2008
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding at beginning of year	269,447	$8.36	278,847	$8.32
Exercised			(4,500)	5.00
Forfeited			(2,500)	11.00
Outstanding at end of period	269,447	$8.36	271,846	$8.35

Note 9 – FAIR VALUE MEASUREMENTS

The Company adopted Statement No. 157 effective January 1, 2008, which did not have a material impact on the   financial statements.  Statement No. 157 applies to all assets and liabilities that are being measured and reported on a fair value basis.  Statement No. 157 requires new disclosure that establishes a framework for measuring fair value in GAAP, and expands disclosure about fair value measurements.  This statement enables the reader of the financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values.  The statement requires that assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

Level 1:  Quoted market prices in active markets for identical assets or liabilities.

Level 2:  Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3:  Unobservable inputs that are not corroborated by market data.

In determining the appropriate levels, the Company performs a detailed analysis of the assets and liabilities that are subject to Statement No. 157.  At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as Level 3.

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis by level within the hierarchy.

	March 31, 2009
	Total	Level 1	Level 2	Level 3
Available for sale securities	$73,593,711	$-	$73,593,711	$-
Mortgage loans held for sale	24,250,382	-	24,250,382	-

The Company has no liabilities carried at fair value or measured at fair value on a nonrecurring basis.

The Company is predominantly an asset based lender with real estate serving as collateral on a substantial majority of loans. Loans that are deemed impaired are primarily valued on a nonrecurring basis at the fair values of the underlying real estate collateral. Such fair values are obtained using independent appraisals, which the Company considers to be level 2 inputs. The aggregate carrying amount of impaired loans at March 31, 2009 was $47,752,613.

FIRST RELIANCE BANCSHARES, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

The following discussion of financial condition as of March 31, 2009 compared to December 31, 2008, and the results of operations for the three months ended March 31, 2009 compared to the three months ended March 31, 2008 should be read in conjunction with the condensed financial statements and accompanying footnotes appearing elsewhere in this report.

Advisory Note Regarding Forward-Looking Statements

The statements contained in this report on Form 10-Q that are not historical facts are forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995.  We caution readers of this report that such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of us to be materially different from those expressed or implied by such forward-looking statements.  Although we believe that our expectations of future performance are based on reasonable assumptions within the bounds of our knowledge of our business and operations, there can be no assurance that actual results will not differ materially from our expectations.

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

FIRST RELIANCE BANCSHARES, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - continued

Overview

The following discussion describes our results of operation for the quarter ended March 31, 2009 as compared to the quarter ended March 31, 2008 and also analyzes our financial condition as of March 31, 2009 as compared to December 31, 2008.

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

Critical Accounting Policies

We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements.  Our significant accounting policies are described in the notes to the consolidated financial statements at December 31, 2008 as filed on our annual report on Form 10-K.  Certain accounting policies involve significant judgments and assumptions by us which have a material impact on the carrying value of certain assets and liabilities.  We consider these accounting policies to be critical accounting policies.  The judgments and assumptions we use are based on the historical experience and other factors, which we believe to be reasonable under the circumstances.  Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates which could have a major impact on our carrying values of assets and liabilities and our results of operations.

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

FIRST RELIANCE BANCSHARES, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - continued

Results of Operations

Three months ended March 31, 2009, compared with the three months ended March 31, 2008

Net income was $13,865 for the fist quarter of 2009, compared to $826,123 for the first quarter of 2008.  The decrease in net income can be attributed to the $798,777 increase in our provision for loan losses, lost income on nonaccruing loans, and net interest margin compression due to declining interest rate movements, which is the result of the depressed economy.

Net Interest Income

The largest component of our net income is its net interest income, which is the difference between the income earned on assets and interest paid on deposits and on borrowings used to support such assets.  Net interest income is determined by the yields earned on our interest-earning assets and the rates paid on its interest-bearing liabilities, the relative amounts of interest-earning assets and interest-bearing liabilities, and the degree of mismatch and the maturity and repricing characteristics of its interest-earning assets and interest-bearing liabilities.  Total interest earning assets yield less total interest bearing liabilities rate represents our net interest rate spread.

Net interest income decreased $814,891 or 16.40%, to $4,153,093 for the quarter ended March 31, 2009, from $4,967,984 for the comparable period of 2008.  The decrease in the net interest income was partially attributable to the numerous declines in the prime interest rate that occurred during 2008. These declines negatively impacted interest income, since approximately 55% of the average volume of our loan portfolio included variable interest rate loans.  Also, the decrease in net interest income was significantly impacted by the increase in our nonaccruing loans, which were $17,344,313 higher at March 31, 2009, compared to nonaccruing loans at March 31, 2008.  For the first quarter of 2009 and 2008, the primary components of interest income were interest on loans, including fees, of $6,967,737 and $9,099,475 and interest on investment securities of $844,734 and $673,994, respectively.

Average earning assets increased $22,039,801 or 4.01%, mainly due to growth in the investment portfolio.  The average balance of our taxable and nontaxable securities increased $17,475,089, or 30.04%.  Our average interest bearings liabilities increased $31,958,087, or 6.33% from 2008 to $536,833,143.  This increase was mainly due to the increase in the average balance of interest bearing deposits, which increased $30,843,198, or 7.68%.

Our net interest spread was 2.86% for the three months ended March 31, 2009, compared to 3.41% for the three months ended March 31, 2008.  This represents a decrease of 55 basis points.  The net interest spread is the difference between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities.

Our net interest margin is calculated as net interest income divided by average interest-earning assets.  Our net interest margin for the first quarter of 2009 was 3.03%, which is 68 basis points lower than our net interest margin of 3.71% for the first quarter of 2008.

The annualized yield on our loans was 5.79% and 7.53% for the three months ended March 31, 2009 and 2008, respectively, which is a 174 basis points decline.  Average loans represented 85.43% and 88.53% of average interest-earning assets for the three months ended March 31, 2009 and 2008, respectively.

FIRST RELIANCE BANCSHARES, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - continued

The following table sets forth, for the period indicated, certain information related to our average balance sheet and our average yields on assets and average costs of liabilities.  Such yields are derived by dividing income or expense by the average balance of the corresponding assets or liabilities.  Average balances have been derived from the daily balances throughout the periods indicated.

	Average Balances, Income and Expenses, and Rates
	For the three months ended			For the three months ended
	March 31, 2009			March 31, 2008
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Loans (2)	$487,878,971	$6,967,737	5.79%	$486,026,665	$9,099,475	7.53%
Securities, taxable	46,574,800	531,316	4.63	27,214,400	346,384	5.12
Securities, nontaxable (1)	29,066,978	419,980	5.86	30,952,289	438,997	5.70
Federal funds sold	2,076,767	983	0.19	146,604	1,893	5.18
Other	5,455,670	9,599	0.71	4,673,427	51,290	4.37
Total earning assets	571,053,186	7,929,615	5.63	549,013,385	9,938,039	7.28
Non-earning assets	54,764,507			39,926,555
Total assets	$625,817,693			$588,939,940

Liabilities and Stockholders' equity
Interest bearing transaction accounts	$34,087,269	$49,578	0.59%	$31,527,448	$58,985	0.75%
Savings and money market accounts	99,193,160	369,611	1.51	89,629,482	633,267	2.84
Time deposits	299,383,198	2,396,222	3.25	280,663,499	3,246,896	4.65
Total interest bearing deposits	432,663,627	2,815,411	2.64	401,820,429	3,939,148	3.94
Securities sold under agreement to repurchase	5,708,517	1,162	0.08	7,999,902	47,832	2.40
Federal funds purchased	83,222	157	0.77	8,952,637	57,601	2.58
Federal Home Loan Borrowings	82,044,444	665,984	3.29	72,792,088	620,980	3.42
Junior Subordinated Debentures	10,310,000	152,352	5.99	10,310,000	154,607	6.01
Note payable	6,023,333	34,894	2.35	3,000,000	38,500	5.15
Total other interest bearing liabilities	104,169,516	854,549	3.33	103,054,627	919,520	3.59
Total interest bearing liabilities	536,833,143	3,669,960	2.77	504,875,056	4,858,668	3.87
Non-interest bearing deposits	47,575,206			43,665,972
Other liabilities	1,506,646			2,755,176
Stockholders' equity	39,902,698			37,643,736

Total liabilities and equity	$625,817,693			$588,939,940
Net interest income/interest spread		$4,259,655	2.86%		$5,079,371	3.41%
Net yield on earning assets			3.03%			3.71%

(1)	Fully tax - equivalent basis at 34% tax rate for non-taxable securities.
(2)	Includes mortgage loans held for sale.

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

	Three Months Ended March 31,
	2009 compared to 2008
	Rate	Volume	Total
Interest-Earning Assets
Loans	$(2,164,818)	$33,080	$(2,131,738)
Securities, taxable	(36,036)	220,968	184,932
Securities, nontaxable	10,719	(29,736)	(19,017)
Federal funds sold and other	(3,424)	2,514	(910)
Other	(48,797)	7,106	(41,691)
Total interest-earning assets	(2,242,356)	233,932	(2,008,424)

Interest bearing liabilities
Interest bearing deposits
Interest bearing transaction accounts	(13,672)	4,265	(9,407)
Savings and money market accounts	(323,819)	60,163	(263,656)
Time deposits	(1,047,818)	197,144	(850,674)
Total interest bearing deposits	(1,385,309)	261,572	(1,123,737)

Other interest bearing liabilities
Securities under agreement to repurchase	(36,002)	(10,668)	(46,670)
Federal funds purchased	(23,814)	(33,630)	(57,444)
Federal Home Loan Bank borrowings	(25,563)	70,567	45,004
Junior Subordinated Debentures	(2,255)	-	(2,255)
Note payable	(28,171)	24,565	(3,606)
Total other interest bearing liabilities	(115,805)	50,834	(64,971)
Total interest bearing liabilities	(1,501,114)	312,406	(1,188,708)
Net interest income	$(741,242)	$(78,474)	$(819,716)

Provision and Allowance for Loan Losses

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

FIRST RELIANCE BANCSHARES, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - continued

The allowance represents an amount which management believes will be adequate to absorb inherent losses on existing loans that may become uncollectible.  Our judgment in determining the adequacy of the allowance is based on evaluations of the collectability of loans, including consideration of factors such as the balance of impaired loans; the quality, mix and size of our overall loan portfolio; economic conditions that may affect the borrower's ability to repay the amount and quality of collateral securing the loans; our limited historical loan loss experience and a review of specific problem loans.

The Company adjusts the amount of the allowance periodically based on changing circumstances as a component of the provision for loan losses.  We charge recognized losses against the allowance and add subsequent recoveries back to the allowance.  Under the Company’s policy, it evaluates the allowance for loan losses using three categories; specific reserves, historical losses based on loan category, and environmental factors.  Detailed calculations are documented on a monthly basis and submitted through appropriate areas for approval to ensure adequate levels for the allowance for loan losses. Management and the Board believe that the current methodology meets regulatory requirements and industry standards.

Our various regulatory agencies review the Company’s allowance for loan losses through their periodic examinations, and they may require additions to the allowance for loan losses based on their judgment about information available to them at the time of their examinations. The Company’s losses will undoubtedly vary from our estimates, and it is possible that charge-offs in future periods will exceed the allowance for loan losses as estimated at any point in time.

As of March 31, 2009 and 2008, the allowance for loan losses was $7,331,051 and $5,539,601, respectively, an increase of $1,791,450 over the 2008 allowance.  As a percentage of total loans, the allowance for loan losses was 1.58% and 1.17% at March 31, 2009 and 2008, respectively.  The increase in the allowance for loan losses was driven primarily by a higher level of required reserves for all categories of loans due to depressed economic conditions in our market areas.  The categories and concentrations of loans have been generally consistent between the past two years.

We believe the allowance for loan losses at March 31, 2009, is adequate to meet potential loan losses inherent in the loan portfolio.

The provision for loan losses was $1,300,380 for the first quarter of 2009 compared to $501,603 for the first quarter of 2008.  The $798,777 increase in the provision for loan losses was necessitated by the depressed economic conditions in our market areas, which has resulted in a significantly higher volume of nonperforming loans included in our loan portfolio.

Noninterest Income

The following table sets forth information related to our noninterest income.

	Three Months Ended
	March 31,
	2009	2008
Service fees on deposit accounts	$460,608	437,135
Gain on sale of mortgage loans	660,499	559,384
Other income	572,010	335,275
Total noninterest income	$1,693,117	$1,331,794

Noninterest income increased $361,323, or 27.13%, to $1,693,117 for the first quarter of 2009 from $1,331,794 for the first quarter of 2008.  The increase is primarily attributable to the increase in income relating to the sale of mortgage loans.  During the first quarter of 2009, we experienced an increase in the volume mortgage loans that were refinanced because of lower market interest rates.

FIRST RELIANCE BANCSHARES, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - continued

Service fees on deposits consist primarily of income from NSF fees and service charges on transaction accounts.  Service fees on deposits were $460,608 and $437,135 for the three months ended March 31, 2009 and 2008, respectively. NSF income was $423,139 and $413,316 for the three months ended March 31, 2009 and 2008, respectively, representing 91.87% of total service fees on deposits in the 2009 period compared to 94.56% of total service fees on deposits in the 2008 period. In addition, service charges on deposit accounts increased to $23,473 for the three months ended March 31, 2009 compared to $23,819 for the same period ended March 31, 2008.

Other income consisted primarily of other service fees and commissions, income from bank owned life insurance and other miscellaneous types of income.

Noninterest Expense

Total noninterest expense for the three months ended March 31, 2009 was $4,724,879, a decrease of $9,517, or 0.20% from the three months ended March 31, 2008.  The primarily reason for this decline is our continual emphasis on expense management.  For the quarter ended March 31, 2009, compared to the quarter ended March 31, 2008, salaries and employee benefits decreased $135,836, while all other major categories of noninterest expense increased $126,319.

Our income tax provision for the three months ended March 31, 2009 compared to the same period in 2008 decreased $430,570, which is mainly attributable to the amount of tax exempt income included in our income.

Balance Sheet Review
General
At March 31, 2009, we had total assets of $637.4 million, consisting principally of $464.1 million in loans, $78.9 million in investments, and $31.7 million in cash and due from banks.  Our liabilities at March 31, 2009 totaled $584.4 million, which consisted principally of $502.0 million in deposits, $69.5 million in FHLB advances, and $11.2 million in other borrowings. Since December 31, 2009, we improved our capital position by issuing $15.3 million of preferred stock to the United States Treasury under the Troubled Asset Relief Program Capital Program.  At March 31, 2009, our shareholders’ equity was $53.0 million.

At December 31, 2008, we had total assets of $603.4 million, consisting principally of $469.0 million in loans, $80.9 million in investments, and $5.5 million in cash and due from banks.  Our liabilities at December 31, 2008 totaled $566.0 million, consisting principally of $461.1 million in deposits, $78.0 million in FHLB advances, and $25.5 million in other borrowings.  At December 31, 2008, our shareholders' equity was $37.4 million.

FIRST RELIANCE BANCSHARES, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - continued

Investments Securities

The investment securities portfolio, which is also a component of our total earning assets, consists of securities available-for-sale and nonmarketable equity securities.

At March 31, 2009 and December 31, 2008, we had investment securities totaling $78,878,311 and $80,885,516, respectively, which represented 12.38% and 13.40% of our total assets, respectively.

Nonmarketable equity securities consist of Federal Home Loan Bank stock, which is recorded at its original cost of $5,284,600 and $4,574,700 at March 31, 2009 and 2008, respectively.

The amortized costs and the fair value of our securities available-for-sale at March 31, 2009 and December 31, 2008 are shown in the following table.
	March 31, 2009		December 31,2008
	Amortized		Amortized
	Cost	Estimated	Cost	Estimated
	(Book Value)	Fair Value	(Book Value)	Fair Value
Government sponsored enterprises	24,650	24,638	88,013	87,997
Mortgage-backed securities	43,422,533	44,920,792	46,465,667	47,574,021
Municipal securities	29,836,377	28,556,781	29,843,730	28,524,498
Other	218,750	91,500	218,750	124,300
	$73,502,310	$73,593,711	$76,616,160	$76,310,816

At March 31, 2009, there were no unrealized losses in our government sponsored enterprises and mortgage-backed securities.  We believe, based on industry analyst reports and credit ratings that the unrealized losses included in our municipal and other securities are attributed to changes in market interest rates and not in the credit quality of the issuer and therefore, these losses are not considered other-than-temporary.  We have the ability and intent to hold these securities until such time as the value recovers or the securities mature.

Securities Available-for-sale Maturity Distribution and Yields

Contractual maturities and yields on our available for sale securities at March 31, 2009 are shown in the following table.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	After One But		After Five But
March 31, 2009	Within Five Years		Within Ten Years			After Ten Years		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield		Amount	Yield	Amount	Yield
U.S. government agencies and corporations	$25	6.32%	$-		%	$-	-%	$25	6.32%
Municipals (2)	1,099	5.50	2,056	5.71		25,402	6.19	28,557	6.13
Total securities(1)	$1,124	5.52%	$2,056	5.71%		$25,402	6.19%	$28,612	6.19%

(1)	Excludes mortgage-backed securities totaling $44,920,793 with a yield of 4.79 % and other equity securities totaling $91,500.
(2)	Yields are based on a tax equivalent basis of 34%.

Loans

Since loans typically provide higher interest yields than other types of interest earning assets, a substantial percentage of our earning assets are invested in our loan portfolio.  For the three months ended March 31, 2009 and 2008, average loans, including mortgage loans held for sale, were $487,878,971 and $486,026,665, respectively.  Before the allowance for loan losses, total loans outstanding, excluding mortgage loans held for sale, at March 31, 2009 and December 31, 2008, were $464,124,999 and $468,990,202, respectively.

FIRST RELIANCE BANCSHARES, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - continued

The following table summarizes the composition of our loan portfolio March 31, 2009 and December 31, 2008.

	March 31,	% of	December 31,	% of
	2009	Total	2008	Total
Mortgage loans on real estate
Residential 1-4 family	$65,605,518	14.14%	72,245,289	15.40%
Multifamily	7,458,472	1.61	7,104,889	1.51
Commercial	172,695,276	37.21	201,318,345	42.94
Construction	109,362,755	23.56	60,744,432	12.95
Second mortgages	5,107,623	1.10	4,989,538	1.06
Equity lines of credit	34,203,068	7.37	37,792,852	8.06
Total mortgage loans	394,432,712	84.99	384,195,345	81.92

Commercial and industrial	58,084,130	12.51	70,877,890	15.12
Consumer	8,604,075	1.85	8,974,448	1.91
Other, net	3,004,082	0.65	4,942,519	1.05
Total loans	$464,124,999	100.00%	$468,990,202	100.00%

Maturities and Sensitivity of Loans to Changes in Interest Rates

The information in the following tables is based on the contractual maturities of individual loans, including loans, which may be subject to renewal at their contractual maturity.  Renewal of such loans is subject to review and credit approval, as well as modification of terms upon maturity.  Actual repayments of loans may differ from the maturities reflected below because borrowers have the right to prepay obligations with or without prepayment penalties.

The following table summarizes the loan maturity distribution by type and related interest rate characteristics at March 31, 2009.

Loan Maturity Schedule and Sensitivity to Changes in Interest Rates

March 31, 2009		Over
(Dollars in thousands)		One Year
	One Year or	Through	Over Five
	Less	Five Years	Years	Total
Commercial and industrial	$33,000	$22,675	$2,409	$58,084
Real estate	145,215	193,208	56,010	394,433
Consumer and other	4,558	6,400	650	11,608

	$182,773	$222,283	$59,069	$464,125
Loans maturing after one year with:
Fixed interest rates				$156,606
Floating interest rates				124,746

				$281,352

FIRST RELIANCE BANCSHARES, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - continued

The following table summarizes the activity related to our allowance for loan losses for the three months ended March 31, 2009 and 2008:
	March 31,
	2009	2008
Balance, January 1,	$8,223,899	$5,270,607
Provision for loan losses for the period	1,300,380	501,603
Net loans (charged-off) recovered for the period	(2,193,228)	(232,609)
Balance, end of period	$7,331,051	$5,539,601
Total loans outstanding, end of period	$464,124,999	$473,069,194
Allowance for loan losses to loans outstanding	1.58%	1.17%

Risk Elements in the Loan Portfolio

The following is a summary of risk elements in the loan portfolio:
	March 31,	March 31,
	2009	2008
Nonperforming Loans
Nonaccrual loans	$20,952,510	$3,608,197
Accruing loans more than 90 days past due	1,983,307	2,360,585

Percentage of nonperforming loans to total loans	4.94%	1.26%

Allowance for loan losses as a percentage of nonperforming loans	31.96%	92.81%

Generally, loans are placed on nonaccrual status if principal or interest payments become 90 days past due and/or we deem the collectibility of the principal and/or interest to be doubtful.  Once a loan is placed in nonaccrual status, all previously accrued and uncollected interest is reversed against interest income.  Interest income on nonaccrual loans is recognized on a cash basis when the ultimate collectability is no longer considered doubtful.  Loans are returned to accrual status when the principal and interest amounts contractually due are brought current and future payments are reasonably assured.  All nonaccruing loans at March 31, 2009, were included in our impaired loans.

Impaired Loans

At March 31, 2009, we had impaired loans totaling $47,752,613 as compared to $3,608,197 at March 31, 2008.  Included in the impaired loans at March 31, 2009, were 31 borrowers that accounted for approximately 84.02% of the total amount of the impaired loans at that date.  These loans were primarily commercial real estate loans isolated to the coastal regions of South Carolina.  Impaired loans, as a percentage of total loans, were 10.29% at March 31, 2009 as compared to 0.76% at March 31, 2008.

The recent downturn in the real estate market has resulted in an increase in loan delinquencies, defaults and foreclosures, and management believes these trends are likely to continue. In some cases, this downturn has resulted in a significant impairment to the value of the Company’s collateral and ability to sell the collateral upon foreclosure at its appraised value, and there is a risk that this trend will continue.  If real estate values continue to decline, it is also more likely that the Company would be required to increase its allowance for loan losses.

At March 31, 2009, nonaccrual loans were $20,952,510 and total recorded investments in impaired loans were $47,752,613 versus $3,608,197 at March 31, 2008.  During the quarter ended March 31, 2009, the average investments in impaired loans were $36,968,107 as compared to $2,742,209 during the quarter ended March 31, 2008.  Impaired loans with a specific allocation of the allowance for loan losses totaled $26,427,132 at March 31, 2009. The amount of the specific allocation was $3,860,741.  There was no specific allocation of the allowance for loan losses at March 31, 2008.

FIRST RELIANCE BANCSHARES, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - continued

Monthly, management analyzes each loan that is classified as impaired to determine the potential for possible loan losses.  This analysis is focused upon determining the then current estimated value of the collateral, local market condition and estimated costs to foreclose, repair and resell the property.  The net realizable value of the property is then computed and compared to the loan balance to determine the appropriate amount of specific reserve for each loan.

Interest income recognized on impaired loans for the first quarter of 2009 was $748,154.

Deposits and Other Interest-Bearing Liabilities

Average interest-bearing liabilities increased $31,958,087 or 6.33%, to $536,833,143 for the first quarter of 2009, from $504,875,076 for the first quarter of 2008.  The increase is primarily a result of the continued growth of the Company.

Deposits.  For the quarter ended March 31, 2009 and 2008, average total deposits were $480,238,833 and $445,486,401, respectively, which is an increased of $34,752,432, or 7.80%.  At March 31, 2009 and December 31, 2008, total deposits were $501,951,560 and $461,135,384, respectively, an increase of $40,816,176, or 8.85%.

Average interest-bearing deposits increased $30,843,198, or 7.68%, to $432,663,627 for the quarter ended March 31, 2009, from $401,820,429 for the quarter ended March 31, 2008.

The average balance of non-interest bearing deposits increased $3,909,234, or 8.95%, to $47,575,206 for the three months ended March 31, 2009, from $43,665,972 for the  three months ended March 31, 2008.

The following table shows the average balance amounts and the average rates paid on deposits held by us for the three months ended March 31, 2009 and 2008.

	2009		2008
	Average	Average	Average	Average
	Amount	Rate	Amount	Rate
Noninterest bearing demand deposits	$47,575,206	0.0%	$43,665,972	0.0%
Interest bearing demand deposits	34,087,269	0.59	31,527,448	0.75
Savings accounts	99,193,160	1.51	89,629,482	2.84
Time deposits	299,383,198	3.25	280,663,499	4.65
	$480,238,833	2.37%	$445,486,401	3.56%

Core deposits, which exclude time deposits of $100,000 or more, provide a relatively stable funding source for the Company’s loan portfolio and other earning assets.  The Company’s core deposits were $311,493,477 and $323,690,517 at March 31, 2009 and December 31, 2008, respectively.  Included in time deposits $100,000 and over, at March 31, 2009 and December 31, 2008 are brokered time deposits of $144,258,000 and $96,652,000, respectively.

Deposits, and particularly core deposits, have been the Company’s primary source of funding and have enabled the Company to meet successfully both its short-term and long-term liquidity needs.  Management anticipates that such deposits will continue to be the Company’s primary source of funding in the future.  However, advances from the Federal Home Loan Bank are being used as an alternative source of funds.  The Company’s loan-to-deposit ratio was 92.46% and 101.70% at March 31, 2009 and December 31, 2008, respectively.

FIRST RELIANCE BANCSHARES, INC.
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - continued

All of our time deposits are certificates of deposits.  The maturity distribution of our time deposits of $100,000 or more at March 31, 2009 was as follows:

March 31,
2009
Three months or less	$64,541,991
Over three through twelve months	54,111,616
Over one year through three years	43,563,302
Over three years	28,241,174

Total	$190,458,083

Borrowings

The following table outlines our various sources of borrowed funds during the three months ended March 31, 2009 and the year ended December 31, 2008, the amounts outstanding at the end of each period, at the maximum point for each component during the periods and on average for each period, and the average interest rate that we paid for each borrowing source.  The maximum month-end balance represents the high indebtedness for each component of borrowed funds at any time during each of the periods shown.

	Maximum
	Outstanding	Weighted
(Dollars in thousands)	at any	Average	Average	Ending	Period
	Month End	Balance	Interest Rate	Balance	End Rate
At or for the three months ended March 31, 2009
Securities sold under agreement to repurchase	$7,664	$5,709	0.08%	$865	0.54%
Advances from Federal Home Loan Bank	93,500	82,044	3.29	69,500	3.90
Federal funds purchased	243	83	0.77	-	-
Note payable	6,950	6,023	2.35	-	-
Junior subordinated debentures	10,310	10,310	5.99	10,310	5.93

At or for the year ended December 31, 2008
Securities sold under agreement to repurchase	$9,291	$7,845	1.54%	$8,198	0.25%
Advances from Federal Home Loan Bank	83,500	72,617	3.77	78,000	3.43
Federal funds purchased	11,482	4,359	2.99	-	-
Note payable	6,950	3,389	4.01	6,950	2.00
Junior subordinated debentures	10,310	10,310	5.97	10,310	5.93

Capital Resources

Total shareholders' equity at March 31, 2009 and December 31, 2008 was $52,958,203 and $37,425,758, respectively.  The $15,532,445 increase during the first three months of 2009 resulted primarily from the issuance of $15,349,000 of preferred stock to the United States Treasury under the Troubled Asset Relief Program Capital Purchase Program.  See Note 8 of the condensed consolidated financial statements, which described the terms of the preferred stock issued to the treasury.

FIRST RELIANCE BANCSHARES, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - continued

 The following table shows the return on average assets (net income divided by average total assets), return on average equity (net income divided by average equity), and equity to assets ratio (average equity divided by average total assets) for the three months ended March 31, 2009 and 2008.  Since our inception, we have not paid cash dividends.

	March 31,	March 31,
	2009	2008
Return on average assets	0.01%	0.56%
Return on average equity	0.13	8.78
Average equity to average assets ratio	6.38	6.39

The Company and its bank subsidiary are subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a material effect on the Company’s consolidated financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the bank must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.  The Company’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

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

The following table sets forth the holding company's and the bank's various capital ratios at March 31, 2009 and at December 31, 2008.  For all periods, the bank was considered "well capitalized" and the holding company met or exceeded its applicable regulatory capital requirements.

	March 31, 2009		December 31, 2008
	Holding		Holding
	Company	Bank	Company	Bank
Tier 1 capital (to risk-weighted assets)	12.26%	11.01%	10.73%	9.60%
Total capital (to risk-weighted assets)	13.51%	12.26%	11.97%	10.86%
Leverage or Tier 1 capital (to total average assets)	10.16%	9.11%	9.28%	8.18%

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

FIRST RELIANCE BANCSHARES, INC.
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - continued

Off-Balance Sheet Risk

Through our operations, we have made contractual commitments to extend credit in the ordinary course of its business activities.  These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time.  At March 31, 2009 we had issued commitments to extend credit of $46.5 million and standby letters of credit of $3.0 million through various types of commercial lending arrangements. Approximately $37.0 million of these commitments to extend credit had variable rates.

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at March 31, 2009:
			After
		After One	Three
		Through	Through		Greater
	Within One	Three	Twelve	Within One	Than
(Dollars in thousands)	Month	Months	Months	Year	One Year	Total
Unused commitments to
extend credit	$7,935	$3,330	$14,132	$25,397	$21,079	$46,476
Standby letters of credit		367	986	1,353	1,598	2,951

Totals	$7,935	$3,697	$15,118	$26,750	$22,677	$49,427

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

We were asset sensitive during most of the year ended December 31, 2008 and during the three months ended March 31, 2009.  As of March 31, 2009, we expect to be liability sensitive for the next nine months because a majority of our deposits reprice over a 12-month period.  Approximately 55% of our loans were variable rate loans at March 31, 2009.  The ratio of cumulative gap to total earning assets after 12 months was (29.17%) because $165.1 million more assets will reprice in a 12 month period than liabilities.   However, our gap analysis is not a precise indicator of our interest sensitivity position.  The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally.  For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but those rates are viewed by us as significantly less interest-sensitive than market-based rates such as those paid on noncore deposits.  Net interest income may be affected by other significant factors in a given interest rate environment, including changes in the volume and mix of interest-earning assets and interest-bearing liabilities.

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

At March 31, 2009, our liquid assets, consisting of cash and due from banks, amounted to $31.7 million, or 4.97% of total assets.  Our investment securities, excluding nonmarketable securities, at March 31, 2009 amounted to $73.6 million, or 11.55% of total assets.  Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner.  However, $68.4 million of these securities are pledged against unused FHLB borrowing lines , the Federal Reserve line of credit, and other required deposit accounts.  At December 31, 2008, our liquid assets amounted to $5.7 million, or 0.95% of total assets.  Our investment securities, excluding nonmarketable securities, at December 31, 2008 amounted to $76.3 million, or 12.65% of total assets.  However, $73.2 million of these securities were pledged.

Our ability to maintain and expand our deposit base and borrowing capabilities serves as our primary source of liquidity.  We plan to meet our future cash needs through the liquidation of temporary investments, the generation of deposits, and from additional borrowings.  In addition, we will receive cash upon the maturity and sale of loans and the maturity of investment securities.  During most of 2008 and the first three months of 2009, as a result of historically low rates that were being earned on short-term liquidity investments, we maintained a lower than normal level of short-term liquidity securities.  In addition, we maintain five federal funds purchased lines of credit with correspondent banks giving us credit availability totaling approximately $22.0 million for which there were no borrowings against the lines at March 31, 2009.  We are also a member of the Federal Home Loan Bank of Atlanta, from which applications for borrowings can be made for leverage purposes.  The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the bank be pledged to secure any advances from the FHLB. The Company has an available line to borrow funds from the Federal Home Loan Bank up to 30% of the Bank’s total assets which provide additional available funds of $92.5 million at March 31, 2009.  At March 31, 2009 the bank had $69.5 million outstanding in FHLB advances. Additionally, the Company has an available line of credit at the Federal Reserve of $23.2 million.  At March 31, 2009, there were no borrowings against this line. We believe that sources described above will be sufficient to meet our future liquidity needs.

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

FIRST RELIANCE BANCSHARES, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - continued

The following table sets forth information regarding our rate sensitivity as of March 31, 2009 for each of the time intervals indicated. The information in the table may not be indicative of our rate sensitivity position at other points in time.  In addition, the maturity distribution indicated in the table may differ from the contractual maturities of the earning assets and interest-bearing liabilities presented due to consideration of prepayment speeds under various interest rate change scenarios in the application of the interest rate sensitivity methods described above.

Interest Sensitivity Analysis
March 31, 2009

		After One	Three		Greater Than
		Through	Through		One Year or
	Within One	Three	Twelve	Within One	Non-
(Dollars in thousands)	Month	Months	Months	Year	Sensitive	Total
Assets
Interest-earning assets
Loans(1)	$73,408	$32,974	$95,577	$201,959	$286,416	$488,375
Securities, taxable	92	-	-	92	44,945	45,037
Securities, nontaxable	-	-	-	-	28,557	28,557
Nonmarketable securities	5,285	-	-	5,285	-	5,285
Investment in trust	-	-	-	-	310	310
Total earning assets	78,785	32,974	95,577	207,336	360,228	567,564

Liabilities
Interest-bearing liabilities
Interest-bearing deposits:
Demand deposits	34,415	-	-	34,415	-	34,415
Savings deposits	85,397	-	-	85,397	-	85,397
Time deposits	4	89,248	120,501	209,753	124,302	334,055
Total interest-bearing deposits	119,816	89,248	120,501	329,565	124,302	453,867
Federal Home Loan Bank Advances	-	13,000	29,500	42,500	27,000	69,500
Junior subordinated debentures	-	-	-	-	10,310	10,310
Repurchase agreements	865	-	-	865	-	865
Total interest-bearing liabilities	120,681	102,248	150,001	372,930	161,612	534,542

Period gap	$(41,896)	$(69,274)	$(54,424)	$(165,594)	$198,616

Cumulative gap	$(41,896)	$(111,170)	$(165,594)	$(165,594)	$32,022

Ratio of cumulative gap to total earning assets	(7.38)%	(19.58)%	(29.17)%	(29.17)%	5.82%

(1)	Including mortgage loans held for sale.

FIRST RELIANCE BANCSHARES, INC.
Item 3 - Quantitative and Qualitative Disclosures About Market Risk

See "Market Risk" and "Liquidity and Interest Rate Sensitivity" in Item 2, Management Discussion and Analysis of Financial Condition and Results of Operations for quantitative and qualitative disclosures about market risk, which information is incorporated herein by reference.

Item 4.  Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, our chief executive officer and chief financial officer have evaluated the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”).  Disclosure Controls, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1. Business" under the heading "Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition or future results.  The risks described in our Annual Report on Form 10-K are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)
On March 6, 2009, the Company completed a transaction with the United States Treasury Department (the “Treasury”) under the Troubled Asset Relief Program Capital Purchase Program (the “TARP CPP”).  The Company sold 15,349 shares of its Series A Cumulative Perpetual Preferred Stock.  In addition, the Treasury received a warrant to purchase 767 shares of the Company’s Series B Cumulative Perpetual Preferred Stock, which was immediately exercised by the Treasury for a nominal exercise price.  The Series A Preferred Stock is a senior cumulative perpetual preferred stock that has a liquidation preference of $1,000 per share, pays cumulative dividends at a rate of 5% per year for the first five years and thereafter at a rate of 9% per year.  Dividends are payable quarterly.  The Series A Preferred Stock is generally non-voting.  The Series B Preferred Stock is a cumulative perpetual preferred stock that has the same rights, preferences, privileges, voting rights and other terms as the Series A Preferred Stock, except that dividends will be paid at the rate of 9% per year.  The aggregate sales price of the Series A Preferred Stock and warrant to purchase Series B Preferred Stock was $15,349,000.  The securities offered and sold in the TARP CPP transaction were not registered under the Securities Act of 1933 in reliance upon the exemption provided under Section 4(2) of that Act for transactions not involving any public offering.

(b)	Not applicable.

(c)	The following stock repurchases were made during the period covered by this report in connection with administration of the Company’s employee stock ownership plan.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2009 – January 31, 2009	-	$-	-	-
February 1, 2009 - February 28, 2009	622	$5.85	-	-
March 1, 2009 – March 31, 2009	3	$5.85	-	-
	625	$5.85	-	-

Item 3.  Defaults Upon Senior Securities

Not applicable.

FIRST RELIANCE BANCSHARES, INC.

Item 4.  Submission of Matters to a Vote of Security Holders

On February 24, 2009, a special meeting of shareholders was held to (1) approve an amendment to the Company’s articles of incorporation to authorize the issuance of preferred stock and vest in the board of directors the authority to determine the terms of one or more series of preferred stock, including the preferences, rights, and limitations of each series (the “Amendment Proposal”) and (2) authorize management to adjourn the special meeting to another time and date in order to allow the board of directors to solicit additional proxies or attendance at the Special Meeting (the “Adjournment Proposal”).  Both proposals were approved by the shareholders.

With respect to the Amendment Proposal, 2,427,790 votes were cast for the proposal and 122,134 votes were cast against it.  There were 19,851 abstentions and no broker non-votes.  With respect to the Adjournment Proposal, 2,437,861 votes were cast for the proposal and 107,490 were cast against it.  There were 17,882 abstentions and no broker non-votes.

Item 5.  Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit
3.1	Articles of Amendment to the Articles of Incorporation authorizing a class of preferred stock *
3.2	Articles of Amendment to the Articles of Incorporation establishing the terms of the Series A Preferred Stock and the Series B Preferred Stock *
4.1	Form of Certificate for the Series A Preferred Stock *
4.2	Form of Certificate for the Series B Preferred Stock *
4.3	Warrant to Purchase up to 767.00767 shares of Series B Preferred Stock, dated March 6, 2009 *
10.1
Letter Agreement, dated March 6, 2009, including Securities Purchase Agreement – Standard Terms, incorporated by reference therein, between the Company and the United States Department of the Treasury *

10.2	Side Letter Agreement, dated March 6, 2009 *
10.3	Form of Waiver *
10.4	Form of Senior Executive Officer Agreement *
31.1	Certification pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended.
31.2	Certification pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Incorporated by reference from the Company’s Current Report on Form 8- K filed on March 10, 2009.

FIRST RELIANCE BANCSHARES, INC.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST RELIANCE BANCSHARES, INC.

	By:	/s/ F.R. SAUNDERS, JR.
F. R. Saunders, Jr.
President & Chief Executive Officer

Date: May 15, 2009	By:	/s/ JEFFERY A. PAOLUCCI
Jeffery A. Paolucci
Senior Vice President and Chief Financial Officer