Form 10-Q
period 2009-06-30
FIRST RELIANCE BANCSHARES INC
filed 2009-08-14
CIK 1172102

FIRST RELIANCE BANCSHARES, INC.

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.

(Mark One)	FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2009

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

3,587,426 shares of common stock, par value $0.01 per share, as of July 31, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐    No ☒

FIRST RELIANCE BANCSHARES, INC.

INDEX

		Page No.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets - June 30, 2009 and December 31, 2008	3

	Condensed Consolidated Statements of Income - Six months ended June 30, 2009 and 2008
	and Three months ended June 30, 2009 and 2008	4

	Condensed Consolidated Statements of Shareholders’ Equity and Comprehensive Income-
	Six months ended June 30, 2009 and 2008	5

	Condensed Consolidated Statements of Cash Flows - Six months ended June 30, 2009 and 2008 6	6

	Notes to Condensed Consolidated Financial Statements	7-17

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	18-36

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	37

Item 4.	Controls and Procedures	37

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	38

Item 1A.	Risk Factors	38

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38

Item 3.	Defaults Upon Senior Securities	38

Item 4.	Submission of Matters to a Vote of Securities Holders	39

Item 5.	Other Information	39

Item 6.	Exhibits	39

FIRST RELIANCE BANCSHARES, INC.

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)
Assets
Cash and cash equivalents:
Cash and due from banks	$95,029,262	$5,451,607
Federal funds sold	-	257,000
Total cash and cash equivalents	95,029,262	5,708,607

Investment securities:
Securities available-for-sale	89,605,156	76,310,816
Nonmarketable equity securities	4,812,100	4,574,700
Total investment securities	94,417,256	80,885,516

Mortgage loans held for sale	14,925,745	9,589,081

Loans receivable	447,853,158	468,990,202
Less allowance for loan losses	(7,541,049)	(8,223,899)
Loans, net	440,312,109	460,766,303

Premises and equipment, net	26,726,663	28,612,022
Accrued interest receivable	2,331,650	2,653,260
Other real estate owned	3,901,800	379,950
Cash surrender value life insurance	11,194,639	10,986,484
Other assets	7,162,535	3,852,660

Total assets	$696,001,659	$603,433,883

Liabilities and Shareholders’ Equity
Liabilities
Deposits
Noninterest-bearing transaction accounts	$42,473,097	$39,467,609
Interest-bearing transaction accounts	42,327,303	34,708,951
Savings	105,726,044	110,629,005
Time deposits $100,000 and over	211,773,224	137,444,867
Other time deposits	172,965,889	138,884,952
Total deposits	575,265,557	461,135,384
Securities sold under agreement to repurchase	1,125,365	8,197,451
Advances from Federal Home Loan Bank	56,500,000	78,000,000
Note payable	-	6,950,000
Junior subordinated debentures	10,310,000	10,310,000
Accrued interest payable	640,379	623,330
Other liabilities	1,868,926	791,960
Total liabilities	645,710,227	566,008,125

Shareholders’ Equity
Preferred stock, no par value, authorized 10,000,000 shares:
Series A cumulative perpetual preferred stock 15,349 and 0 shares issued
and outstanding at June 30, 2009 and December 31, 2008, respectively	14,438,103	-
Series B cumulative perpetual preferred stock 767 and 0 shares issued
and outstanding at June 30, 2009 and December 31, 2008, respectively	844,281	-
Common stock, $0.01 par value; 20,000,000 shares authorized,
3,587,426 and 3,525,004 shares issued and outstanding
at June 30, 2009 and December 31, 2008, respectively	35,874	35,250
Nonvested restricted stock	(269,792)	(207,653)
Capital surplus	26,260,835	26,120,460
Treasury stock at cost at 11,535 and 10,829 shares at
at June 30, 2009 and December 31, 2008, respectively	(163,907)	(159,777)
Retained earnings	10,480,859	11,839,005
Accumulated other comprehensive loss	(1,334,821)	(201,527)
Total shareholders’ equity	50,291,432	37,425,758

Total liabilities and shareholders’ equity	$696,001,659	$603,433,883

See notes to condensed consolidated financial statements.

FIRST RELIANCE BANCSHARES, INC.

Condensed Consolidated Statements of Income
(Unaudited)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Interest income:
Loans, including fees	$13,838,054	$17,660,316	$6,870,317	$8,560,841
Investment securities:
Taxable	1,002,970	675,964	471,654	329,580
Nontaxable	745,799	655,492	432,381	327,882
Federal funds sold	1,332	11,840	349	9,947
Other interest income	36,720	113,964	27,121	62,674
Total	15,624,875	19,117,576	7,801,822	9,290,924

Interest expense:
Time Deposits over $100,000	2,575,302	4,032,916	1,382,735	1,995,863
Other deposits	3,433,801	3,405,068	1,810,957	1,502,973
Other interest expense	1,576,970	1,884,358	722,421	964,838
Total	7,586,073	9,322,342	3,916,113	4,463,674

Net interest income	8,038,802	9,795,234	3,885,709	4,827,250

Provision for loan losses	4,855,822	1,147,397	3,555,442	645,794

Net interest income after provision for loan losses	3,182,980	8,647,837	330,267	4,181,456

Noninterest income:
Service charges on deposit accounts	935,094	929,852	474,486	492,717
Gain on sales of mortgage loans	1,214,537	1,126,357	554,038	566,973
Brokerage fees	5,931	106,557	2,009	56,227
Income from bank owned life insurance	208,155	229,565	103,005	107,811
Other charges, commissions and fees	267,903	238,095	140,904	124,823
Gain on sale of securities	1,029,459	-	1,029,459	-
Loss on sale of other real estate	(15,892)	-	-	-
Gain on sale of fixed assets	86,810	-	-	-
Other non-interest income	274,837	100,869	9,816	50,950
Total	4,006,834	2,731,295	2,313,717	1,399,501

Noninterest expenses:
Salaries and employee benefits	5,523,554	5,753,376	2,714,639	2,808,625
Occupancy expense	710,032	731,432	354,175	391,729
Furniture and equipment expense	562,569	422,490	276,704	209,531
Other operating expenses	2,682,647	2,554,775	1,408,405	1,317,792
Total	9,478,802	9,462,073	4,753,923	4,727,677

Income (loss) before income taxes	(2,288,988)	1,917,059	(2,109,939)	853,280

Income tax expense (benefit)	(1,148,239)	407,515	(955,325)	169,859

Net income (loss)	(1,140,749)	1,509,544	(1,154,614)	683,421
Preferred stock dividends	268,132	-	208,547	-
Deemed dividends on preferred stock resulting from
net accretion of discount and amortization
of premium	57,072	-	44,388	-
Net income (loss) available to common shareholders	$(1,465,953)	$1,509,544	$(1,407,549)	$683,421

Average common shares outstanding, basic	3,546,386	3,504,070	3,567,533	3,445,001
Average common shares outstanding, diluted	3,546,386	3,532,672	3,567,533	3,549,903

Basic earnings (loss) per share	$(0.41)	$0.43	$(0.40)	$0.20
Diluted earnings (loss) per share	$(0.41)	$0.43	$(0.40)	$0.20

See notes to condensed consolidated financial statements.

FIRST RELIANCE BANCSHARES, INC.

 Condensed Consolidated Statements of Shareholders’ Equity and Comprehensive Income
For the Six Months Ended June 30, 2009 and 2008
(Unaudited)

							Accumulated
							Other
					Nonvested		Comprehensive
	Preferred	Common	Capital	Treasury	Restricted	Retained	Income
	Stock	Stock	Surplus	Stock	Stock	Earnings	(Loss)	Total
Balance, December 31, 2007	$-	$34,946	$25,875,012	$(145,198)	$(152,762)	$11,417,275	$(1,369)	$37,027,904

Adjustment to reflect the cumulative-effect of change in accounting for life insurance arrangements						(203,902)		(203,902)

Net income						1,509,544		1,509,544

Other comprehensive loss, net of tax benefit of $393,242							(763,353)	(763,353)

Comprehensive income								746,191

Non-vested restricted stock		140	150,739		(84,316)			66,563

Purchase of treasury stock				(8,302)				(8,302)

Exercise of stock options		49	24,967					25,016

Balance, June 30, 2008	$-	$35,135	$26,050,718	$(153,500)	$(237,078)	$12,722,917	$(764,722)	$37,653,470

Balance, December 31, 2008	$-	$35,250	$26,120,460	$(159,777)	$(207,653)	$11,839,005	$(201,527)	$37,425,758

Issuance of Series A preferred stock, net of issuance cost of $116,786	14,375,740							14,375,740

Issuance of Series B preferred stock, net of issuance cost $6,902	849,572							849,572

Net loss						(1,140,749)		(1,140,749)

Other comprehensive loss, net of tax benefit of $583,818							(1,133,294)	(1,133,294)

Comprehensive loss								(2,274,043)

Preferred stock dividends						(160,325)		(160,325)

Accretion of Series A Preferred stock discount	62,363					(62,363)		-

Amortization of Series B Preferred stock premium	(5,291)					5,291		-

Issuance of stock to employee		2	998					1,000

Non-vested restricted stock		622	139,377		(62,139)			77,860

Purchase of treasury stock				(4,130)				(4,130)

Balance, June 30, 2009	$15,282,384	$35,874	$26,260,835	$(163,907)	$(269,792)	$10,480,859	$(1,334,821)	$50,291,432

See notes to condensed consolidated financial statements.

FIRST RELIANCE BANCSHARES, INC.

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$(1,140,749)	$1,509,544
Adjustments to reconcile net income to net cash
Provided (used) by operating activities:
Provision for loan losses	4,855,822	1,147,397
Depreciation and amortization expense	542,760	472,929
Gain on sale of premises	(86,810)	-
Gain on sale of available-for-sale securities	(1,029,459)	-
Loss on sale of other real estate owned	15,892	-
Write down of other real estate owned	-	106,750
Discount accretion and premium amortization	38,766	15,581
Disbursements for loans held-for-sale	(119,138,851)	(74,296,578)
Proceeds from loans held-for-sale	113,572,405	83,449,431
Net increase in valuation allowance for loans held-for-sale	229,782	-
Decrease in interest receivable	321,610	380,496
Increase in cash surrender value of life insurance	(208,155)	-
Increase (decrease) in interest payable	17,049	(171,561)
Amortization of deferred compensation on restricted stock	77,860	66,563
Increase in other liabilities	1,076,966	1,405,049
Increase in other assets	(2,847,259)	(579,348)
Net cash provided (used) by operating activities	(3,702,371)	13,506,253

Cash flows from investing activities:
Net decrease in loans receivable	12,054,022	623,490
Purchases of securities available-for-sale	(61,714,944)	-
Proceeds on sales of securities available-for-sale	40,506,377	-
Maturities of securities available-for-sale	7,187,809	2,282,921
Purchase of nonmarketable equity securities	(237,400)	(441,800)
Proceeds from sales of other real estate owned	6,608	25,500
Proceeds from disposal of premises, furniture, and equipment	2,286,810	-
Purchases of premises and equipment	(736,200)	(1,797,105)
Net cash provided (used) by investing activities	(646,918)	693,006

Cash flows from financing activities:
Net increase (decrease) in demand deposits, interest-bearing and savings accounts	5,720,879	(11,407,990)
Net increase in certificates of deposit and other time deposits	108,409,294	18,185,561
Decrease in federal funds purchased	-	(13,359,000)
Net decrease in securities sold under agreements to repurchase	(7,072,086)	(1,506,398)
Decrease in advances from the Federal Home Loan Bank	(21,500,000)	(500,000)
Repayment of note payable	(6,950,000)	-
Net proceeds from issuance of preferred stock	15,225,312	-
Issuance of shares to employee	1,000	-
Preferred stock dividends paid	(160,325)	-
Purchase of treasury stock	(4,130)	(8,302)
Proceeds from the exercise of stock options	-	25,016
Net cash provided (used) by financing activities	93,669,944	(8,571,113)

Net increase in cash and cash equivalents	89,320,655	5,628,146

Cash and cash equivalents, beginning of period	5,708,607	7,164,650

Cash and cash equivalents, end of period	$95,029,262	$12,792,796

Cash paid during the period for
Income taxes	$4,257	$922,499
Interest	$7,569,024	$9,493,903

Supplemental noncash investing and financing activities
Foreclosures on loans	$3,544,350	$408,850

See notes to condensed consolidated financial statements.

FIRST RELIANCE BANCSHARES, INC.

Notes to Condensed Consolidated Financial Statements

Note 1 - Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit certain disclosures, which would appear in audited annual consolidated financial statements.  The consolidated financial statements as of June 30, 2009 and for the interim periods ended June 30, 2009  and 2008 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation.  The consolidated financial information as of December 31, 2008 has been derived from the audited consolidated financial statements as of that date.  For further information, refer to the consolidated financial statements and the notes included in First Reliance Bancshares, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008.

Note 2 - Recently Issued Accounting Pronouncements

The following is a summary of recent authoritative pronouncements:

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162,” (“SFAS 168”).  SFAS 168 establishes the FASB Accounting Standards Codification TM (“Codification”) as the source of authoritative generally accepted accounting principles (“GAAP”) for nongovernmental entities.  The Codification does not change GAAP. Instead, it takes the thousands of individual pronouncements that currently comprise GAAP and reorganizes them into approximately 90 accounting Topics, and displays all Topics using a consistent structure.  Contents in each Topic are further organized first by Subtopic, then Section and finally Paragraph. The Paragraph level is the only level that contains substantive content. Citing particular content in the Codification involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure. FASB suggests that all citations begin with “FASB ASC,” where ASC stands for Accounting Standards Codification. SFAS 168, (FASB ASC 105-10-05, 10, 15, 65, 70) is effective for interim and annual periods ending after September 15, 2009 and will not have an impact on the Company’s financial position but will change the referencing system for accounting standards.  The following pronouncements provide citations to the applicable Codification by Topic, Subtopic and Section in addition to the original standard type and number.

In December 2008, the FASB issued FASB Staff Position (“FSP”) SFAS 132(R)-1 (FASB ASC 715-20-65), “Employers’ Disclosures about Postretirement Benefit Plan Assets,” (“FSP SFAS 132(R)-1”).  This FSP provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan.  The objective of the FSP is to provide the users of financial statements with an understanding of: (a) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies; (b) the major categories of plan assets; (c) the inputs and valuation techniques used to measure the fair value of plan assets; (d) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period; and (e) significant concentrations of risk within plan assets.  The FSP also requires a nonpublic entity, as defined in Statement of Financial Accounting Standard (“SFAS”) 132, to disclose net periodic benefit cost for each period for which a statement of income is presented.  FSP SFAS 132(R)-1 is effective for fiscal years ending after December 15, 2009.  The Staff Position will require the Company to provide additional disclosures related to its benefit plans.

FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20,” (FASB ASC 325-40-65) (“FSP EITF 99-20-1”) was issued in January 2009.  Prior to the FSP, other-than-temporary impairment was determined by using either Emerging Issues Task Force (“EITF”) Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transferor in Securitized Financial Assets,” (“EITF 99-20”) or SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” (“SFAS 115”) depending on the type of security.  EITF 99-20 required the use of market participant assumptions regarding future cash flows regarding the probability of collecting all cash flows previously projected.  SFAS 115 determined impairment to be other than temporary if it was probable that the holder would be unable to collect all amounts due according to the contractual terms. To achieve a more consistent determination of other-than-temporary impairment, the FSP amends EITF 99-20 to determine any other-than-temporary impairment based on the guidance in SFAS 115, allowing management to use more judgment in determining any other-than-temporary impairment.  The FSP was effective for reporting periods ending after December 15, 2008.  Management has reviewed the Company’s security portfolio and evaluated the portfolio for any other-than-temporary impairments.

FIRST RELIANCE BANCSHARES, INC.

Notes to Condensed Consolidated Financial Statements

Note 2 - Recently Issued Accounting Pronouncements – (continued)

On April 9, 2009, the FASB issued three staff positions related to fair value, which are discussed below.

FSP SFAS 115-2 and SFAS 124-2 (FASB ASC 320-10-65), “Recognition and Presentation of Other-Than-Temporary Impairments,” (“FSP SFAS 115-2 and SFAS 124-2”) categorizes losses on debt securities available-for-sale or held-to-maturity determined by management to be other-than-temporarily impaired into losses due to credit issues and losses related to all other factors.  Other-than-temporary impairment (“OTTI”) exists when it is more likely than not that the security will mature or be sold before its amortized cost basis can be recovered.  An OTTI related to credit losses should be recognized through earnings.  An OTTI related to other factors should be recognized in other comprehensive income.  The FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities.  Annual disclosures required in SFAS 115 and FSP SFAS 115-1 and SFAS 124-1 are also required for interim periods (including the aging of securities with unrealized losses).

FSP SFAS 157-4 (FASB ASC 820-10-65), “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That are Not Orderly” recognizes that quoted prices may not be determinative of fair value when the volume and level of trading activity has significantly decreased.  The evaluation of certain factors may necessitate that fair value be determined using a different valuation technique.  Fair value should be the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction, not a forced liquidation or distressed sale.  If a transaction is considered to not be orderly, little, if any, weight should be placed on the transaction price.  If there is not sufficient information to conclude as to whether or not the transaction is orderly, the transaction price should be considered when estimating fair value.  An entity’s intention to hold an asset or liability is not relevant in determining fair value.  Quoted prices provided by pricing services may still be used when estimating fair value in accordance with SFAS 157; however, the entity should evaluate whether the quoted prices are based on current information and orderly transactions.  Inputs and valuation techniques are required to be disclosed in addition to any changes in valuation techniques.

FSP SFAS 107-1 and APB 28-1 (FASB ASC 825-10-65), “Interim Disclosures about Fair Value of Financial Instruments” requires disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements and also requires those disclosures in summarized financial information at interim reporting periods  A publicly traded company includes any company whose securities trade in a public market on either a stock exchange or in the over-the-counter market, or any company that is a conduit bond obligor.  Additionally, when a company makes a filing with a regulatory agency in preparation for sale of its securities in a public market it is considered a publicly traded company for this purpose.

The three staff positions are effective for periods ending after June 15, 2009, with early adoption of all three permitted for periods ending after March 15, 2009.  The Company adopted the staff positions for its second quarter 10-Q.  The staff positions had no material impact on the financial statements.  Additional disclosures have been provided where applicable.

Also on April 1, 2009, the FASB issued FSP SFAS 141(R)-1 (FASB ASC 805-20-25, 30, 35, 50), “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.”  The FSP requires that assets acquired and liabilities assumed in a business combination that arise from a contingency be recognized at fair value.  If fair value cannot be determined during the measurement period as determined in SFAS 141 (R), the asset or liability can still be recognized if it can be determined that it is probable that the asset existed or the liability had been incurred as of the measurement date and if the amount of the asset or liability can be reasonably estimated.  If it is not determined to be probable that the asset/liability existed/was incurred or no reasonable amount can be determined, no asset or liability is recognized. The entity should determine a rational basis for subsequently measuring the acquired assets and assumed liabilities.  Contingent consideration agreements should be recognized initially at fair value and subsequently reevaluated in accordance with guidance found in paragraph 65 of SFAS 141 (R).  The FSP is effective for business combinations with an acquisition date on or after the beginning of the Company’s first annual reporting period beginning on or after December 15, 2008.  The Company will assess the impact of the FSP if and when a future acquisition occurs.

FIRST RELIANCE BANCSHARES, INC.

Notes to Condensed Consolidated Financial Statements

Note 2 - Recently Issued Accounting Pronouncements – (continued)

The Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 111 (FASB ASC 320-10-S99-1) on April 9, 2009 to amend Topic 5.M., “Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities” and to supplement FSP SFAS 115-2 and SFAS 124-2.  SAB 111 maintains the staff’s previous views related to equity securities; however debt securities are excluded from its scope.  The SAB provides that “other-than-temporary” impairment is not necessarily the same as “permanent” impairment and unless evidence exists to support a value equal to or greater than the carrying value of the equity security investment, a write-down to fair value should be recorded and accounted for as a realized loss.  The SAB was effective upon issuance and had no impact on the Company’s financial position.

SFAS 165 (FASB ASC 855-10-05, 15, 25, 45, 50, 55), “Subsequent Events,” (“SFAS 165”) was issued in May 2009 and provides guidance on when a subsequent event should be recognized in the financial statements.  Subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet should be recognized at the balance sheet date. Subsequent events that provide evidence about conditions that arose after the balance sheet date but before financial statements are issued, or are available to be issued, are not required to be recognized. The date through which subsequent events have been evaluated must be disclosed as well as whether it is the date the financial statements were issued or the date the financial statements were available to be issued.  For nonrecognized subsequent events, which should be disclosed to keep the financial statements from being misleading, the nature of the event and an estimate of its financial effect, or a statement that such an estimate cannot be made, should be disclosed.  The standard is effective for interim or annual periods ending after June 15, 2009.  See Note 11 for Management’s evaluation of subsequent events.

The FASB issued SFAS 166 (not yet reflected in FASB ASC), “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140,” (“SFAS 166”) in June 2009.  SFAS 166 limits the circumstances in which a financial asset should be derecognized when the transferor has not transferred the entire financial asset by taking into consideration the transferor’s continuing involvement.  The standard requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale.  The concept of a qualifying special-purpose entity is removed from SFAS 140 along with the exception from applying FIN 46(R).  The standard is effective for the first annual reporting period that begins after November 15, 2009, for interim periods within the first annual reporting period, and for interim and annual reporting periods thereafter.  Earlier application is prohibited.  The Company does not expect the standard to have any impact on the Company’s financial position.

SFAS 167 (not yet reflected in FASB ASC), “Amendments to FASB Interpretation No. 46(R),” (“SFAS 167”) was also issued in June 2009.  The standard amends FIN 46(R) to require a company to analyze whether its interest in a variable interest entity (“VIE”) gives it a controlling financial interest.  A company must assess whether it has an implicit financial responsibility to ensure that the VIE operates as designed when determining whether it has the power to direct the activities of the VIE that significantly impact its economic performance.  Ongoing reassessments of whether a company is the primary beneficiary is also required by the standard.  SFAS 167 amends the criteria to qualify as a primary beneficiary as well as how to determine the existence of a VIE.  The standard also eliminates certain exceptions that were available under FIN 46(R).  SFAS 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter.  Earlier application is prohibited.  Comparative disclosures will be required for periods after the effective date.  The Company does not expect the standard to have any impact on the Company’s financial position.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Note 3 - Reclassifications

Certain captions and amounts in the financial statements in the Company’s Form 10-Q for the quarter ended June 30, 2008 were reclassified to conform to the June 30, 2009 presentation.

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

The components of other comprehensive income and related tax effects are as follows:
		Tax
	Pre-tax	(Expense)	Net-of-tax
	Amount	Benefit	Amount
For the Six Months Ended June 30, 2009:
Net unrealized losses on securities available-for-sale arising during the period	$(687,653)	$233,802	$(453,851)
Less, reclassification adjustment for gains realized in net income	1,029,459	(350,016)	679,443

	$(1,717,112)	$583,818	$(1,133,294)

For the Six Months Ended June 30, 2008
Net unrealized losses on securities available-for-sale	$(1,156,595)	$393,242	$(763,353)
Reclassification adjustment for gains (losses) realized in net income	-	-	-

	$(1,156,595)	$393,242	$(763,353)

For the Three Months Ended June 30, 2009:
Net unrealized losses on securities available-for-sale arising during the period	$(1,084,399)	$368,696	$(715,703)
Less, reclassification adjustment for gains realized in net income	1,029,459	(350,016)	679,443

	$(2,113,858)	$718,712	$(1,395,146)

For the Three Months Ended June 30, 2008
Net unrealized losses on securities available-for-sale	$(1,301,521)	$442,517	$(859,004)
Reclassification adjustment for gains (losses) realized in net income	-	-	-

	$(1,301,521)	$442,517	$(859,004)

NOTE 5 - INVESTMENT SECURITIES

The amortized cost and estimated fair values of securities available-for-sale were:

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
June 30, 2009
U.S. Government agencies	$5,035,557	$-	$48,628	$4,986,929
Mortgage-backed securities	43,429,576	165,037	850,556	42,744,057
Municipals	42,943,729	83,571	1,226,605	41,800,695
Other	218,750	-	145,275	73,475
	$91,627,612	$248,608	$2,271,064	$89,605,156

FIRST RELIANCE BANCSHARES, INC.

Notes to Condensed Consolidated Financial Statements

NOTE 5 - INVESTMENT SECURITIES – (continued)

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
December 31, 2008
U.S. Government agencies	$88,013	$-	$16	$87,997
Mortgage-backed securities	46,465,667	1,108,354	-	47,574,021
Municipals	29,843,730	155,047	1,474,279	28,524,498
Other	218,750	-	94,450	124,300
	$76,616,160	$1,263,401	$1,568,745	$76,310,816

The following is a summary of maturities of securities available-for-sale as of June 30, 2009.  The amortized cost and estimated fair values are based on the contractual maturity dates.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty.

	Securities
	Available-For-Sale
	Amortized	Estimated
	Cost	Fair Value
Due after one year but within five years	$16,564	$16,557
Due after five years but within ten years	1,236,716	1,252,690
Due after ten years	46,726,006	45,518,377
	47,979,286	46,787,624
Mortgage-backed securities	43,429,576	42,744,057
Other	218,750	73,475
Total	$91,627,612	$89,605,156

The following table shows gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2009 and December 31, 2008.

	Less than		Twelve months
	twelve months		or more		Total
		Unrealized		Unrealized		Unrealized
	Fair value	losses	Fair value	losses	Fair value	losses
June 30, 2009
U.S. government agencies	$4,970,372	$48,621	$16,557	$7	$4,986,929	$48,628
Mortgage-backed securities	28,490,226	850,556	-	-	28,490,226	850,556
Municipals	15,811,972	310,976	10,522,298	915,629	26,334,270	1,226,605
Other	73,475	145,275	-	-	73,475	145,275
Total	$49,346,045	$1,355,428	$10,538,855	$915,636	$59,884,900	$2,271,064
December 31, 2008
U.S. government agencies	$87,997	$16	$-	$-	$87,997	$16
Municipals	16,846,808	836,446	3,719,646	637,833	20,566,454	1,474,279
Other	124,300	94,450	-	-	124,300	94,450
Total	$17,059,105	$930,912	$3,719,646	$637,833	$20,778,751	$1,568,745

At June 30, 2009, securities classified as available-for-sale are recorded at fair market value.  Approximately 40.32% of the unrealized losses, or 17 individual securities, consisted of securities in a continuous loss position for twelve months or more.  The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities before recovery of their amortized cost. The Company believes, based on industry analyst reports and credit ratings, that the deterioration in value is attributable to changes in market interest rates and is not in the credit quality of the issuer and therefore, these losses are not considered other-than-temporary.

FIRST RELIANCE BANCSHARES, INC.

Notes to Condensed Consolidated Financial Statements

Note 6 – Shareholders’ Equity

Common Stock – The following is a summary of the changes in common shares outstanding for the six months ended June 30, 2009 and 2008.
	Six Months Ended
	June 30,
	2009	2008
Common shares outstanding at beginning of the period	3,525,004	3,494,646
Issuance of non-vested restricted shares	62,222	14,028
Issuance of stock to employee	200
Exercise of stock options	-	4,850

Common shares outstanding at end of the period	3,587,426	3,513,524

Preferred Stock - On February 24, 2009, the Company’s Articles of Incorporation were amended to authorize the issuance of a class of 10,000,000 shares of preferred stock, having no par value.  Subject to certain conditions, the amendment authorizes the Company’s Board of Directors to issue preferred stock without shareholders’ approval.  Under this amendment, the Board is authorized to determine the terms of one or more series of preferred stock, including the preferences, rights, and limitations of each series.

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

The proceeds from the issuance of the Series A and Series B were allocated based on the relative fair value of each series based on a discounted cash flow model.  As a result of the valuations, $14,492,526 and $856,474 was allocated to the Series A Preferred Stock and Series B Preferred Stock, respectively.  This resulted in a discount of $973,260 for the Series A stock and a premium of $82,572 for the Series B stock.  The discount and premium will be accreted and amortized, respectively, through retained earnings over a five-year estimated life using the effective interest method.  For the six months and quarter ended June 30, 2009, accretion of the Series A Preferred Stock discount totaled $62,363 and $48,503 respectively, and the amortization of the Series B Preferred Stock premium totaled $5,291 and $4,115, respectively.  The net amount of the accretion and amortization was treated as a deemed dividend to preferred shareholders in the computation of earnings per share.

FIRST RELIANCE BANCSHARES, INC.

Notes to Condensed Consolidated Financial Statements

Note 7 - Earnings Per Share

Net income available to common shareholders represents net income adjusted for preferred dividends including dividends declared, accretions of discounts and amortization of premiums on preferred stock issuances and cumulative dividends related to the current dividend period that have not been declared as of period end.

The following is a summary of the earnings (loss) per share calculations for the six months and three months ended June 30, 2009 and 2008.

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Earnings (loss) available to common shareholders
Net income (loss)	$(1,140,749)	$1,509,544	$(1,154,614)	$683,421
Preferred stock dividends	268,132	-	208,547	-
Deemed dividends on preferred stock resulting from
net accretion of discount and amortization
of premium	57,072	-	44,388	-
Net income (loss) available to common shareholders	$(1,465,953)	$1,509,544	$(1,407,549)	$683,421
Basic earnings per share:
Net income (loss) available to common shareholders	$(1,465,953)	$1,509,544	$(1,407,549)	$683,421
Average common shares outstanding - basic	3,546,386	3,504,070	3,567,533	3,445,001

Basic earnings (loss) per share	$(0.41)	$0.43	$(0.40)	.20
Diluted earnings per share:
Net income (loss) available to common shareholders	$(1,465,953)	$1,509,544	$(1,407,549)	$683,421
Average common shares outstanding - basic	3,546,386	3,504,070	3,567,533	3,445,001

Dilutive potential common shares	-	28,602	-	104,902

Average common shares outstanding - diluted	3,546,386	3,532,672	3,567,533	3,549,903

Diluted earnings (loss) per share	$(0.41)	$0.43	$(0.40)	.20

Note 8 - Equity Incentive Plan

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

FIRST RELIANCE BANCSHARES, INC.

Notes to Condensed Consolidated Financial Statements

Note 8 - Equity Incentive Plan – (continued)

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

During six months ended June 30, 2009 the Company issued 62,222 of restricted stock pursuant to the 2006 Equity Incentive Plan.  The shares cliff vest in three years and are fully vested in 2012.  The weighted-average fair value of restricted stock issued during the six months ended June 30, 2009 was $2.25 per share.  Compensation cost associated with the issuance was $139,999.  There were no restricted stock forfeitures during the six months ended June 30, 2009.  Deferred compensation expense of $77,860, relating to restricted stock, was amortized to income during six months ended June 30, 2009.

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

There were no SARs awarded, exercised or forfeited during the six months ended June 30, 2009 and 2008.  The SARs compensation expense for the six months ended June 30, 2009 and 2008 was $36,917 and $37,121 respectively.

As of June 30, 2009 and 2008, there were 93,981 SARS outstanding with a weighted average exercise price of $14.95.

Note 9 – STOCK-BASED COMPENSATION

The Company terminated its 2003 Employee Stock Option Plan and replaced it with the 2006 Equity Incentive Plan.  Outstanding options issued under any former stock option plans will be honored in accordance with the terms and conditions in effect at the time they were granted, except that they are not subject to reissuance.  At June 30, 2009, 269,447 options were outstanding and exercisable.  No stock options have been granted since June 2005.

A summary of the status of the Company’s 2003 stock option plan as of June 30, 2009 and 2008, and changes during the period is presented below:

	2009		2008
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding at beginning of year	269,447	$8.36	278,847	$8.32
Exercised			(4,850)	5.15
Forfeited			(2,500)	11.00

Outstanding at end of period	269,447	$8.36	271,497	$8.35

FIRST RELIANCE BANCSHARES, INC.

Notes to Condensed Consolidated Financial Statements

NOTE 10 - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Securities Available-for-Sale - Fair value equals the carrying amount, which is the quoted market price.  If quoted market prices are not available, fair values are based on quoted market prices of comparable securities.

Nonmarketable Equity Securities - The carrying amount of nonmarketable equity securities is a reasonable estimate of fair value since no ready market exists for these securities.

Loans Held-for-Sale - The carrying amount of loans held for sale is a reasonable estimate of fair value.

Loans Receivable - For certain categories of loans, such as variable rate loans, which are repriced frequently and have no significant change in credit risk and credit card receivables, fair values are based on the carrying amounts.  The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to the borrowers with similar credit ratings and for the same remaining maturities.

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

Junior Subordinated Debentures and Note Payable - The carrying value of the junior subordinated debentures and note payable approximates there fair value since they were issued at a floating rate.

Accrued Interest Receivable and Payable - The carrying value of these instruments is a reasonable estimate of fair value.

Off-Balance-Sheet Financial Instruments - Fair values of off-balance sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing.

FIRST RELIANCE BANCSHARES, INC.

Notes to Condensed Consolidated Financial Statements

NOTE 10 - FAIR VALUE OF FINANCIAL INSTRUMENTS - continued

The carrying values and estimated fair values of the Company’s financial instruments were as follows:

	June 30, 2009		December 31, 2008
	Carrying	Estimated Fair	Carrying	Estimated Fair
	Amount	Value	Amount	Value
Financial Assets:
Cash and due from banks	$95,029,262	$95,029,262	$5,451,607	$5,451,607
Federal funds sold	-	-	257,000	257,000
Securities available-for-sale	89,605,156	89,605,156	76,310,816	76,310,816
Nonmarketable equity securities	4,812,100	4,812,100	4,574,700	4,574,700
Loans, including loans held for sale	462,778,903	463,618,000	478,579,283	480,311,000
Accrued interest receivable	2,331,650	2,331,650	2,653,260	2,653,260
Financial Liabilities:
Demand deposit, interest-bearing
transaction, and savings accounts	$190,526,444	$190,526,444	$184,805,565	$184,805,565
Certificates of deposit	384,739,113	384,619,000	276,329,819	275,825,000
Securities sold under agreements
to repurchase	1,125,365	1,125,365	8,197,451	8,197,451
Advances from Federal Home
Loan Bank	56,500,000	56,311,000	78,000,000	77,908,015
Note payable	-	-	6,950,000	6,950,000
Junior subordinated debentures	10,310,000	10,310,000	10,310,000	10,310,000
Accrued interest payable	640,379	640,379	623,330	623,330

	Notional	Estimated Fair	Notional	Estimated Fair
	Amount	Value	Amount	Value
Off-Balance-Sheet Financial Instruments:
Commitments to extend credit	$46,323,843	$-	$53,812,183	$-
Standby letters of credit	2,636,141	-	3,006,214	-

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

FIRST RELIANCE BANCSHARES, INC.

Notes to Condensed Consolidated Financial Statements

NOTE 10 - FAIR VALUE OF FINANCIAL INSTRUMENTS - continued

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis by level within the hierarchy.

	June 30, 2009
	Total	Level 1	Level 2	Level 3
Available for- sale- securities	$89,605,156	$-	$89,605,156	$-
Mortgage loans held for sale (1)	14,925,745	-	14,925,745	-

    (1)  Carried at the lower of cost or market.

The Company has no liabilities carried at fair value or measured at fair value on a nonrecurring basis.

The Company is predominantly an asset-based lender with real estate serving as collateral on a substantial majority of loans. Loans that are deemed impaired are primarily valued on a nonrecurring basis at the fair values of the underlying real estate collateral. Such fair values are obtained using independent appraisals, which the Company considers to be level 2 inputs. The aggregate carrying amount of impaired loans at June 30, 2009 was $49,263,581.

Repossessed assets required in settlement of loans are carried at the lower of carrying value or fair value on a non-recurring basis.  The fair is dependent primarily upon independent appraisals, which the Company considers level 2 inputs.  At June 30, 2009, the recorded investment in repossessed assets acquired in the settlement of loans was $3,901,800.

Note 11- SUBSEQUENT EVENTS

Subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued. Recognized subsequent events are events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements.  Nonrecognized subsequent events are events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date.  Management has reviewed events occurring through August 13, 2009, the date the financial statements were issued and no subsequent events occurred requiring accrual or disclosure.

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

FIRST RELIANCE BANCSHARES, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - continued

Overview

The following discussion describes our results of operation for the six months and quarter ended June 30, 2009 as compared to the six months and quarter ended June 30, 2008 and also analyzes our financial condition as of June 30, 2009 as compared to December 31, 2008.

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

FIRST RELIANCE BANCSHARES, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - continued

Results of Operations

For the quarter ended June 30, 2009, we incurred a net loss of $1,154,614 compared to net income of $683,421 for the quarter ended June 30, 2008.  Basic and diluted earnings (loss) per share were ($0.40), compared to $0.20 reported in the prior year .

We realized a net loss of $1,140,749 for the six months ended June 30, 2009, compared to net income of $1,509,544 for the six months ended June 30, 2008.   This resulted in basic and diluted earnings (loss) per share of ($0.41) for the six months ended June 30, 2009, compared to $0.43 for the same period of 2008.

The decline in net income for both periods was caused by the significant increase in our provision for loan losses due to the higher level of charged off loans and to the decline of our net interest income.  The reduction in our net interest income is attributed to the lost income on our nonaccruing loans and to the net interest margin compression due to market interest rates for the 2009 reporting periods being lower than the rates in effect during the comparable periods in 2008.

Income Statement Review

Net Interest Income

The largest component of our net income is its net interest income, which is the difference between the income earned on assets and interest paid on deposits and on the borrowings used to support such assets.  Net interest income is determined by the yields earned on our interest-earning assets and the rates paid on interest-bearing liabilities, the relative amounts of interest-earning assets and interest-bearing liabilities, and the degree of mismatch and the maturity and repricing characteristics of its interest-earning assets and interest-bearing liabilities.  Total interest-earning assets yield less total interest-bearing liabilities rate represents our net interest rate spread.

Net interest income decreased $941,541, or 19.50%, to $3,885,709 for the quarter ended June 30, 2009, from $4,827,250 for the comparable period in 2008.  Our net interest income for the six months ended June 30, 2009 and 2008 was $8,038,802 and $9,795,234, respectively.  This represents a decline of $1,756,432 or 17.93%.  The decrease in the net interest income for both periods was attributable to the prevailing market interest rates during 2009 being lower than the rates in effect during the comparable periods in 2008.  Since approximately 55% of the average volume of our loan portfolio included variable interest  rate loans, these lower rates negatively impacted interest income.  In addition, the decrease in net interest income was significantly impacted by the increase in our nonaccruing loans, which were $23,084,908 higher at June 30, 2009 than at June 30, 2008.

For the second quarter of 2009 and 2008, total interest income was $7,801,822 and $9,290,924, respectively.  This equated to a tax-equivalent yield of 5.64% and 6.83%, respectively, on our averaged interest-earning assets.  The yield on our interest-earning assets for the quarter ended June 30, 2009 was 119 basis points lower than the yield for the comparable period of 2008.  Total interest income for the six months ended June 30, 2009 was $15,624,875, a decline of $3,492,701, or 18.27%, from the total interest income earned during the first six months of 2008.  The tax-equivalent yield for 2009 was 141 basis points lower than the yield for 2008.  For the first six months of 2009 and 2008, the tax-equivalent yield realized on our earning assets was 5.64% and 7.05%, respectively.

For the second quarter of 2009 and 2008, the primary components of interest income were interest earned on loans of $6,870,317 and $8,560,841 and interest on investment securities of $904,035 and $657,462, respectively.  For the first six months of 2009 and 2008, interest income on loans was $13,838,054 and $17,660,316 and interest on investment securities was $1,748,769 and $1,331,456, respectively.

Average earning assets for the three and six months ended June 30, 2009, were $11,314,046, or 2.04%, and $16,660,920, or 3.02%, higher than the average earnings assets for the comparable periods of 2008.  The increase in both periods was primarily due to growth in the average investment portfolio, which increased $21,587,737, or 37.74%, and $19,540,113, or 33.87%, respectively.

The average rate paid on our interest-bearing liabilities was 2.80% and 3.53% for the quarter ended June 30, 2009 and 2008, respectively, which represented a decrease of 73 basis points.  The average rate paid on our interest-bearing liabilities declined 91 basis points from 3.70% for the first six months of 2008 to 2.79% for the comparable 2009 period.

FIRST RELIANCE BANCSHARES, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - continued

Our average interest-bearing liabilities increased $52,747,355, or 10.37%, from the quarter ended June 30, 2008, to $561,243,480 for the quarter ended June 30, 2009.  For the six months ended June 30, 2009 and 2008, our interest-bearing liabilities were $549,105,744 and $506,685,590, respectively.  This represents an increase of $42,420,154, or 8.37%.  The increases for both periods were due mainly to the increase in the average balance of interest-bearing deposits, which increased $75,658,544, or 18.49%, and $53,395,137, or 13.17%, for the three and six months ended June 30, 2009, respectively.

Our net interest spread was 2.84% for the three months ended June 30, 2009, compared to 3.30% for the three months ended June 30, 2008.  This represents a decrease of 46 basis points.  For the six months ended June 30, 2009, our net interest spread was 2.85%, compared to 3.35% for the six months ended June 30, 2008.  This represents a decrease of 50 basis points.  The net interest spread is the difference between the yield earned on our interest-earning assets and the rate paid on our interest-bearing liabilities.

Our net interest margin is calculated as tax equivalent net interest income divided by average interest-earning assets.  Our net interest margin for the second quarter of 2009 was 2.86%, which is 73 basis points lower than our net interest margin of 3.59% for the second quarter of 2008.  For the six months ended June 30, 2009, our net interest margin was 2.94%, which is 71 basis points lower than our net interest margin of 3.65% for the six months ended June 30, 2008.

Average Balances, Income and Expenses, and Rates

For the periods indicated, the following tables set forth certain information relating to our average balance sheet and its average yields on assets and average costs of liabilities.  Such yields are derived by dividing income or expense by the average balance of the corresponding assets or liabilities.  Average balances have been derived from the daily balances throughout the periods indicated.

FIRST RELIANCE BANCSHARES, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - continued

For the three months ended June 30, 2009 and 2008

	Average Balances, Income and Expenses, and Rates
	For the three months ended			For the three months ended
	June 30, 2009			June 30, 2008
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Loans (2)	$479,367,950	$6,870,317	5.75%	$489,482,276	$8,560,841	7.03%
Securities, taxable	41,464,614	471,654	4.56	26,064,071	329,580	5.09
Securities, nontaxable (1)	37,325,798	579,391	6.23	31,138,604	439,362	5.67
Federal funds sold and other	800,000	349	0.18	2,888,942	9,947	1.38
Nonmarketable equity securities	6,301,777	27,121	1.73	4,372,200	62,674	5.77
Total earning assets	565,260,139	7,948,832	5.64	553,946,093	9,402,404	6.83

Non-earning assets	95,528,060			41,540,987

Total assets	$660,788,199			$595,487,080

Liabilities and Stockholders' Equity
Interest-bearing deposits:
Interest-bearing transaction accounts	$37,749,755	$53,510	0.57%	$27,388,048	$36,158	0.53%
Savings and money market accounts	97,474,325	480,901	1.98	87,611,586	469,622	2.16
Time deposits	349,663,952	2,659,281	3.05	294,229,854	2,993,056	4.09
Total interest-bearing deposits	484,888,032	3,193,692	2.64	409,229,488	3,498,836	3.44

Other interest-bearing liabilities:
Securities sold under
agreement to repurchase	1,259,734	12	0.00	7,996,790	31,501	1.58
Federal funds purchased	-	-	0.00	4,514,791	55,078	4.91
Federal Home Loan Bank borrowings	64,785,714	567,865	3.52	73,445,056	693,382	3.80
Junior subordinated debentures	10,310,000	154,544	6.01	10,310,000	153,971	6.01
Note payable	-	-	0.00	3,000,000	30,906	4.14
Total other interest-bearing liabilities	76,355,448	722,421	3.79	99,266,637	964,838	3.91
Total interest-bearing liabilities	561,243,480	3,916,113	2.80	508,496,125	4,463,674	3.53

Noninterest-bearing deposits	44,433,287			44,285,582
Other liabilities	2,579,889			3,225,694
Stockholders' equity	52,531,543			38,016,643
Total liabilities and equity	$660,788,199			$594,042,044

Net interest income/interest spread		$4,032,719	2.84%		$4,938,730	3.30%

Net yield on earning assets			2.86%			3.59%

(1)	Fully tax-equivalent basis at 34% tax rate for nontaxable securities
(2)	Includes mortgage loans held for sale and nonaccruing loans

FIRST RELIANCE BANCSHARES, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - continued

For the six months ended June 30, 2009 and 2008

	Average Balances, Income and Expenses, and Rates
	For the six months ended			For the six months ended
	June 30, 2009			June 30, 2008
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Loans (2)	$483,599,949	$13,838,054	5.77%	$487,754,471	$17,660,316	7.28%
Securities, taxable	44,005,591	1,002,970	4.60	26,639,235	675,964	5.10
Securities, nontaxable (1)	33,219,203	999,371	6.07	31,045,446	878,359	5.69
Federal funds sold and other	1,032,646	1,332	0.26	1,787,316	11,840	1.33
Nonmarketable equity securities	6,283,270	36,720	1.18	4,253,271	113,964	5.39
Total earning assets	568,140,659	15,878,447	5.64	551,479,739	19,340,443	7.05

Non-earning assets	75,585,993			40,733,770

Total assets	$643,726,652			$592,213,509

Liabilities and Stockholders' Equity
Interest-bearing deposits:
Interest-bearing transaction accounts	$35,928,629	103,088	0.58%	$29,457,748	95,143	0.65%
Savings and money market accounts	98,328,994	850,513	1.74	88,620,534	1,102,889	2.50
Time deposits	324,662,473	5,055,502	3.14	287,446,677	6,239,952	4.37
Total interest-bearing deposits	458,920,096	6,009,103	2.64	405,524,959	7,437,984	3.69

Other interest-bearing liabilities:
Securities sold under
agreement to repurchase	3,471,836	1,162	0.07	7,998,346	79,333	1.99
Federal funds purchased	41,381	169	0.82	6,733,714	112,679	3.37
Federal Home Loan Bank borrowing	73,367,403	1,233,848	3.39	73,118,571	1,314,362	3.61
Junior subordinated debentures	10,310,000	306,897	6.00	10,310,000	309,034	6.03
Note payable	2,995,028	34,894	2.35	3,000,000	68,950	4.62
Total other interest-bearing liabilities	90,185,648	1,576,970	3.53	101,160,631	1,884,358	3.75

Total interest-bearing liabilities	549,105,744	7,586,073	2.79	506,685,590	9,322,342	3.70

Noninterest-bearing deposits	45,995,567			44,285,582
Other liabilities	2,373,334			3,225,694
Stockholders' equity	46,525,007			38,016,643
Total liabilities and equity	$643,726,652			$592,213,509

Net interest income/interest spread		$8,292,374	2.85%		$10,018,101	3.35%

Net yield on earning assets			2.94%			3.65%

(1)	Fully tax-equivalent basis at 34% tax rate for nontaxable securities
(2)	Includes mortgage loans held for sale and nonaccruing loans

FIRST RELIANCE BANCSHARES, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - continued

Net interest income can be analyzed in terms of the impact of changing interest rates and changing volume.  The following tables set forth the effect which the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the periods presented.

	Three Months Ended June 30,
	2009 compared to 2008
	Rate	Volume	Total
Interest-earning assets
Loans	$(1,518,226)	$(172,298)	$(1,690,524)
Securities, taxable	(37,275)	179,349	142,074
Securities, nontaxable	46,493	93,536	140,029
Federal funds sold and other	(5,260)	(4,338)	(9,598)
Other	(55,860)	20,307	(35,553)
Total interest-earning assets	(1,570,128)	116,556	(1,453,572)
Interest-bearing liabilities
Interest-bearing deposits
Interest-bearing transaction accounts	2,885	14,467	17,352
Savings and money market accounts	(40,388)	51,667	11,279
Time deposits	(841,098)	507,323	(333,775)
Total interest-bearing deposits	(878,601)	573,457	(305,144)
Other interest-bearing liabilities
Securities under agreement to repurchase	(17,091)	(14,398)	(31,489)
Federal funds purchased	(27,539)	(27,539)	(55,078)
Federal Home Loan Bank borrowings	(48,274)	(77,243)	(125,517)
Junior Subordinated Debentures	-	573	573
Note payable	(15,453)	(15,453)	(30,906)
Total other interest-bearing liabilities	(108,357)	(134,060)	(242,417)
Total interest-bearing liabilities	(986,958)	439,397	(547,561)
Net interest income	$(583,170)	$(322,841)	$(906,011)

	Six Months Ended June 30,
	2009 compared to 2008
	Rate	Volume	Total
Interest-earning assets
Loans	$(3,671,491)	$(150,771)	$(3,822,262)
Securities, taxable	(72,083)	399,089	327,006
Securities, nontaxable	59,075	61,937	121,012
Federal funds sold and other	(6,891)	(3,617)	(10,508)
Other	(115,304)	38,060	(77,244)
Total interest-earning assets	(3,806,694)	344,698	(3,461,996)
Interest-bearing liabilities
Interest-bearing deposits
Interest-bearing transaction accounts	(11,109)	19,054	7,945
Savings and money market accounts	(362,471)	110,095	(252,376)
Time deposits	(1,916,053)	731,603	(1,184,450)
Total interest-bearing deposits	(2,289,633)	860,752	(1,428,881)
Other interest-bearing liabilities
Securities under agreement to repurchase	(49,270)	(28,901)	(78,171)
Federal funds purchased	(48,633)	(63,877)	(112,510)
Federal Home Loan Bank borrowings	(84,694)	4,180	(80,514)
Junior subordinated debentures	(2,137)	-	(2,137)
Note payable	(33,941)	(115)	(34,056)
Total other interest-bearing liabilities	(218,675)	(88,713)	(307,388)
Total interest-bearing liabilities	(2,508,308)	772,039	(1,736,269)
Net interest income	$(1,298,386)	$(427,341)	$(1,725,727)

FIRST RELIANCE BANCSHARES, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - continued

Provision and Allowance for Loan Losses

We have developed policies and procedures for evaluating the overall quality of our credit portfolio and the timely identification of potential problem credits.  On a quarterly basis, our Board of Directors reviews and approves the appropriate level for the  allowance for loan losses based upon management’s recommendations, the results of the internal monitoring and reporting system, and an analysis of economic conditions in our market.  The objective of management has been to fund the allowance for loan losses at a level greater or equal to our internal risk measurement system for loan risk.

Additions to the allowance for loan losses, which are expensed as the provision for loan losses on our income statement, are made periodically to maintain the allowance at an appropriate level based on management’s analysis of the potential risk in the loan portfolio.  Loan losses and recoveries are charged or credited directly to the allowance.  The amount of the provision is a function of the level of loans outstanding, the level of nonperforming loans, historical loan loss experience, the amount of loan losses actually charged against the reserve during a given period, and current and anticipated economic conditions.

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

The amount of the allowance is periodically adjusted based on changing circumstances as a component of the provision for loan losses.  We charge recognized losses against the allowance and add subsequent recoveries back to the allowance.  Under our policy, we evaluate the allowance for loan losses using three categories; specific reserves, historical losses based on loan category, and environmental factors.  Detailed calculations are documented on a monthly basis and submitted through appropriate areas for approval to ensure adequate levels for the allowance for loan losses. Management and the Board believe that the current methodology meets regulatory requirements and industry standards.

Our various regulatory agencies review our allowance for loan losses through their periodic examinations, and they may require additions to the allowance for loan losses based on their judgment about information available to them at the time of their examinations. Our losses will undoubtedly vary from our estimates, and it is possible that charge-offs in future periods will exceed the allowance for loan losses as estimated at any point in time.

As of June 30, 2009 and 2008, the allowance for loan losses was $7,541,049 and $5,740,860, respectively, an increase of $1,800,189, or 31.36%, over the 2008 allowance.  As a percentage of total loans, the allowance for loan losses was 1.68% and 1.23% at June 30, 2009 and 2008, respectively.  The increase in the allowance for loan losses was driven by the significant increase in the amount of net loans charged off during 2009.  During the three months ended June 30, 2009, our net loans charged off totaled $3,545,444 compared to $444,535 for the three months ended June 30, 2008, an increase of $2,900,909.  For the six months ended June 30, 2009 and 2008, our net loans charged off totaled $5,538,672 and $677,144, respectively, an increase of $4,861,529.

For the second quarter of 2009 and 2008, the provision for loan losses was $3,555,442 and $645,794, respectively, an increase of $2,909,648.  The provision for loan losses was $4,855,822 and $1,147,397 for the six months ended June 30, 2009 and 2008, respectively.  This represents an increase of $3,708,425.  The increase in the provision for loan losses for both periods is primarily attributable to the higher than normal amount of our net loans charged-off.

We believe the allowance for loan losses at June 30, 2009, is adequate to meet potential loan losses inherent in the loan portfolio.

FIRST RELIANCE BANCSHARES, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - continued

Noninterest Income

The following table sets forth information related to our noninterest income.

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Service fees on deposit accounts	$474,486	$492,717	$935,094	$929,852
Gain on sale of mortgage loans	554,038	566,973	1,214,537	1,126,357
Gain on sale of securities available-for-sale	1,029,459	-	1,029,459	-
Other income	255,734	339,811	827,744	675,086

Total noninterest income	$2,313,717	$1,399,501	$4,006,834	$2,731,295

Compared to 2008, noninterest income increased $914,216 for the second quarter of 2009, while it increased $1,275,539 for the six months ended June 30, 2009.  The increase in both periods is largely attributable to the $1,029,459 gain on sale of securities available-for-sale.  The underlying securities were sold in accordance with our strategy to reposition the investment portfolio in order to maximize the yield on our investment securities.

Other income consisted primarily of other service fees and commissions, income from bank owned life insurance and other miscellaneous types of income.

Noninterest Expense

Total noninterest expense for the three months ended June 30, 2009, was $4,753,923, an increase of $26,246 from the three months ended June 30, 2008.  For the six months ended June 30, 2009 and 2008, noninterest expense totaled $9,478,802 and $9,462,073, respectively, an increase of $16,729.   The primary reason for the slight increases in non-interest expense is our continued emphasis on expense management offset by increases in FDIC insurance premiums.

For the three months ended June 30, 2009, compared to the quarter ended June 30, 2008, salaries and employee benefits decreased $93,986, or 3.35%, while all other major categories of noninterest expense increased $120,232, 6.27%.  For the six months ended June 30, 2009, compared to the six months ended June 30, 2008, salaries and employee benefits decreased $229,822, or 4.28%, while all other major categories of noninterest expense increased $246,551, or 6.65%.

The change from the income tax expense of $407,515 and $169,859 for the three and six months ended June 30, 2008, respectively, to the income tax benefit of $1,148,239 and $955,325 for the comparable 2009 periods, respectively, is attributable to the net operating loss incurred before our income provision and the increase in nontaxable investment income.

Balance Sheet Review

General
At June 30, 2009, we had total assets of $696.0 million, consisting principally of $447.9 million in loans, $94.4 million in investments, and $95.0 million in cash and due from banks.  Our liabilities at June 30, 2009 totaled $645.7 million, which consisted principally of $575.3 million in deposits, $56.5 million in FHLB advances, and $11.4 million in other borrowings.  Since March 6, 2009, we improved our capital position by issuing $15.3 million of preferred stock to the United States Treasury under the Troubled Asset Relief Program Capital Program.  At June 30, 2009, our shareholders’ equity was $50.3 million.

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

At June 30, 2009 and December 31, 2008, we had investment securities totaling $94,417,256 and $80,885,516, respectively, which represented 13.57% and 13.40% of our total assets, respectively.

Nonmarketable equity securities consist of Federal Home Loan Bank stock, which is recorded at its original cost of $4,812,100 and $4,574,700 at June 30, 2009 and December 31, 2008, respectively.

The amortized costs and the fair value of our securities available-for-sale at June 30, 2009 and December 31, 2008 are shown in the following table.
	June 30, 2009		December 31,2008
	Amortized		Amortized
	Cost	Estimated	Cost	Estimated
	(Book Value)	Fair Value	(Book Value)	Fair Value
U. S. Government agencies	$5,035,557	$4,986,929	$88,013	$87,997
Mortgage-backed securities	43,429,576	42,744,057	46,465,667	47,574,021
Municipal securities	42,943,729	41,800,695	29,843,730	28,524,498
Other	218,750	73,475	218,750	124,300
	$91,627,612	$89,605,156	$76,616,160	$76,310,816

At June 30, 2009, securities classified as available-for-sale are recorded at fair market value.  Approximately 40.32% of the unrealized losses, or 17 individual securities, consisted of securities in a continuous loss position for twelve months or more.  The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities before recovery of their amortized cost.  The Company believes, based on industry analyst reports and credit ratings, that the deterioration in value is attributable to changes in market interest rates and is not in the credit quality of the issuer and therefore, these losses are not considered other than temporary.

Securities Available-for-sale Maturity Distribution and Yields

Contractual maturities and yields on our available for sale securities at June 30, 2009 are shown in the following table.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	After One But		After Five But
June 30, 2009	Within Five Years		Within Ten Years			After Ten Years		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield		Amount	Yield	Amount	Yield
U. S. Government agencies	$17	6.34%	$-		%	$4,970	5.29%	$4,987	5.29%
Municipals (2)	-	-	1,253	6.68		40,548	6.39	41,801	6.40
Total securities (1)	$17	6.34%	$1,253	6.68%		$45,518	6.28%	$46,788	6.29%

(1)	Excludes mortgage-backed securities totaling $42,744with a yield of 4.34 % and other equity securities totaling $73.
(2)	Yields are based on a tax equivalent basis of 34%.

FIRST RELIANCE BANCSHARES, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - continued

Loans

Since loans typically provide higher interest yields than other types of interest earning assets, a substantial percentage of our earning assets are invested in our loan portfolio.  For the six months ended June 30, 2009 and 2008, average loans, including mortgage loans held for sale, were $483,599,949 and $487,754,471, respectively.  Before the allowance for loan losses, total loans outstanding, excluding mortgage loans held for sale, at June 30, 2009 and December 31, 2008, were $447,853,158 and $468,990,202, respectively.

The following table summarizes the composition of our loan portfolio at June 30, 2009 and December 31, 2008.

	June 30,	% of	December 31,	% of
	2009	Total	2008	Total
Mortgage loans on real estate
Residential 1-4 family	$61,956,006	13.83%	$72,245,289	15.40%
Multifamily	8,490,679	1.90	7,104,889	1.51
Commercial	168,805,860	37.69	201,318,345	42.94
Construction	105,882,181	23.64	60,744,432	12.95
Second mortgages	5,327,104	1.19	4,989,538	1.06
Equity lines of credit	33,781,971	7.54	37,792,852	8.06
Total mortgage loans	384,243,801	85.79	384,195,345	81.92
Commercial and industrial	53,609,633	11.97	70,877,890	15.12
Consumer	8,400,815	1.88	8,974,448	1.91
Other, net	1,598,909	.36	4,942,519	1.05
Total loans	$447,853,158	100.00%	$468,990,202	100.00%

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

The following table summarizes the loan maturity distribution by type and related interest rate characteristics at June 30, 2009.

Loan Maturity Schedule and Sensitivity to Changes in Interest Rates

June 30, 2009		Over
(Dollars in thousands)		One Year
	One Year or	Through	Over Five
	Less	Five Years	Years	Total
Commercial and industrial	$21,291	$29,372	$2,947	$53,610
Real estate	125,166	199,652	59,426	384,244
Consumer and other	2,879	6,315	805	9,999
	$149,336	$235,339	$63,178	$447,853
Loans maturing after one year with:
Fixed interest rates				$156,523
Floating interest rates				141,994
				$298,517

FIRST RELIANCE BANCSHARES, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - continued

Activity in the Allowance for Loan Losses

The following table summarizes the activity related to our allowance for loan losses for the six months ended June 30, 2009 and 2008.

	June 30,
	2009	2008
Balance, January 1	$8,223,899	$5,270,607
Provision for loan losses for the period	4,855,822	1,147,397
Net loans (charged-off) recovered for the period	(5,538,672)	(677,144)
Balance, end of period	$7,541,049	$5,740,860
Total loans outstanding, end of period	$447,853,158	$466,428,206
Allowance for loan losses to loans outstanding	1.68%	1.23%

Risk Elements in the Loan Portfolio

The following is a summary of risk elements in the loan portfolio.
	June 30,	June 30,
Nonperforming Loans	2009	2008
Nonaccrual loans	$26,393,371	$3,308,463
Accruing loans more than 90 days past due	1,419,207	1,399,612

Nonperforming loans	$27,812,578	$4,708,075

Percentage of nonperforming loans to total loans	6.21%	1.01%

Allowance for loan losses as a percentage of nonperforming loans	27.11%	92.81%

Generally, loans are placed on nonaccrual status if principal or interest payments become 90 days past due and/or we deem the collectability of the principal and/or interest to be doubtful.  Once a loan is placed in nonaccrual status, all previously accrued and uncollected interest is reversed against interest income.  Interest income on nonaccrual loans is recognized on a cash basis when the ultimate collectability is no longer considered doubtful.  Loans are returned to accrual status when the principal and interest amounts contractually due are brought current and future payments are reasonably assured.  All nonaccruing loans at June 30, 2009, were included in our impaired loans.

Impaired Loans

At June 30, 2009, we had impaired loans totaling $49,263,581, as compared to $3,308,463 at June 30, 2008.  Included in the impaired loans at June 30, 2009, were 25 borrowers that accounted for approximately 76.24% of the total amount of the impaired loans at that date.  These loans were primarily commercial real estate loans isolated to the coastal regions of South Carolina.

The recent downturn in the real estate market has resulted in an increase in loan delinquencies, defaults and foreclosures; however, we believe these trends are slowing. In some cases, this downturn has resulted in a significant impairment to the value of the Company’s collateral and ability to sell the collateral upon foreclosure at its appraised value. However, there is a risk that these trends could continue a higher pace.  If real estate values continue to decline, it is also more likely that the Company would be required to increase its allowance for loan losses.

FIRST RELIANCE BANCSHARES, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - continued

At June 30, 2009, nonaccrual loans were $26,393,371 and total recorded investments in impaired loans were $49,263,581 versus $3,308,463 at June 30, 2008.  During the six months ended June 30, 2009, the average investments in impaired loans were $41,066,599, as compared to $2,930,960 during the six months ended June 30, 2008.  Impaired loans with a specific allocation of the allowance for loan losses totaled $25,970,639 at June 30, 2009. The amount of the specific allocation was $4,880,786.  There was no specific allocation of the allowance for loan losses at June 30, 2008.

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

Interest income recognized on impaired loans for the six months ended June 30, 2009 was $926,817.

Deposits and Other Interest-Bearing Liabilities

Average interest-bearing liabilities increased $42,420,154 or 8.37%, to $549,105,744 for the six months ended June 30, 2009, from $506,685,590 for the six months ended June 30, 2008.

Deposits

For the six months ended June 30, 2009 and 2008, average total deposits were $504,915,663 and $449,810,541, respectively, which is an increase of $55,105,122 or 10.91%.  At June 30, 2009 and December 31, 2008, total deposits were $575,265,557 and $461,135,384, respectively, an increase of $114,130,173 or 24.75%.

Average interest-bearing deposits increased $53,395,137, or 13.17%, to $458,920,096 for the six months ended June 30, 2009, from $405,524,959 for the six months ended June 30, 2008.

The average balance of non-interest bearing deposits increased $1,709,985, or 3.86%, to $45,995,567 for the six months ended June 30, 2009, from $44,285,582 for the six months ended June 30, 2008.

The following table shows the average balance amounts and the average rates paid on deposits held by us for the six months ended June 30, 2009 and 2008.

	2009		2008
	Average	Average	Average	Average
	Amount	Rate	Amount	Rate
Noninterest bearing demand deposits	$45,995,567	0.0%	$44,285,582	0.0%
Interest bearing demand deposits	35,928,629	0.58	29,457,748	0.65
Savings accounts	98,328,994	1.74	88,620,534	2.50
Time deposits	324,662,473	3.14	287,446,677	4.37
	$504,915,663	2.40%	$449,810,541	3.33%

Core deposits, which exclude time deposits of $100,000 or more, provide a relatively stable funding source for our loan portfolio and other earning assets.  Core deposits were $363,492,333 and $323,690,517 at June 30, 2009 and December 31, 2008, respectively.  This represented an increase of $39,801,816 or 12.30%.  The increase in core deposits resulted from successful pricing and marketing promotions.

Included in time deposits $100,000 and over, at June 30, 2009 and December 31, 2008 are brokered time deposits of $157,005,000 and $96,652,000, respectively.  We anticipate being able to either renew or replace brokered deposits when they mature, although we may not be able to replace them with deposits with the same terms or rates.

FIRST RELIANCE BANCSHARES, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - continued

Deposits, and particularly core deposits, have been our primary source of funding and have enabled us to meet successfully both our short-term and long-term liquidity needs.  We anticipate that such deposits will continue to be our primary source of funding in the future.  However, advances from the Federal Home Loan Bank are being used as an alternative source of funds.  Our loan-to-deposit ratio was 77.85% and 101.70% at June 30, 2009 and December 31, 2008, respectively.

All of our time deposits are certificates of deposits.  The maturity distribution of our time deposits of $100,000 or more at June 30, 2009 was as follows:

June 30,
2009
Three months or less	$37,400,195
Over three through twelve months	32,550,436
Over one year through three years	64,430,761
Over three years	77,391,832
Total	$211,773,224

Borrowings

The following table outlines our various sources of borrowed funds during the six months ended June 30, 2009 and the year ended December 31, 2008, the amounts outstanding at the end of each period, at the maximum point for each component during the periods and on average for each period, and the average interest rate that we paid for each borrowing source.  The maximum month-end balance represents the high indebtedness for each component of borrowed funds at any time during each of the periods shown.

	Maximum
	Outstanding	Weighted
(Dollars in thousands)	at any	Average	Average	Ending	Period
	Month End	Balance	Interest Rate	Balance	End Rate
At or for the six months ended June 30, 2009
Securities sold under agreement to repurchase	$7,664	$3,472	0.07%	$1,125	0.54%
Advances from Federal Home Loan Bank	93,500	73,367	3.39	56,500	3.45
Federal funds purchased	243	41	0.82	-	-
Note payable	6,950	2,995	2.35	-	-
Junior subordinated debentures	10,310	10,310	6.00	10,310	5.93

At or for the year ended December 31, 2008

Securities sold under agreement to repurchase	$9,291	$7,845	1.54%	$8,197	0.25%
Advances from Federal Home Loan Bank	83,500	72,617	3.77	78,000	3.43
Federal funds purchased	11,482	4,359	2.99	-	-
Note payable	6,950	3,389	4.01	6,950	2.00
Junior subordinated debentures	10,310	10,310	5.97	10,310	5.93

FIRST RELIANCE BANCSHARES, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - continued

Capital Resources

Total shareholders' equity at June 30, 2009 and December 31, 2008 was $50,291,432 and $37,425,758, respectively.  The $12,865,674 increase during the first six months of 2009 resulted primarily from the issuance of $15,349,000 of preferred stock to the United States Treasury under the Troubled Asset Relief Program Capital Purchase Program.  See Note 6 of the condensed consolidated financial statements, which described the terms of the preferred stock issued to the Treasury.

The following table shows the return on average assets (net income (loss) divided by average total assets), return on average equity (net income (loss) divided by average equity), and equity to assets ratio (average equity divided by average total assets) for the six months ended June 30, 2009 and 2008.  Since our inception, we have not paid cash dividends on common stock.

	June 30,	June 30,
	2009	2008
Return on average assets	(0.36)%	0.51%
Return on average equity	(4.94)%	7.99%
Average equity to average assets ratio	7.23%	6.42%

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

The following table sets forth the Company's and the Bank's various capital ratios at June 30, 2009 and at December 31, 2008.  For all periods, the Bank was considered "well capitalized" and the Company met or exceeded its regulatory capital requirements applicable to bank holding companies.

	June 30 , 2009		December 31, 2008
	Holding		Holding
	Company	Bank	Company	Bank
Tier 1 capital (to risk-weighted assets)	12.34%	11.29%	10.73%	9.60%
Total capital (to risk-weighted assets)	13.59%	12.54%	11.97%	10.86%
Leverage or Tier 1 capital (to total average assets)	9.39%	8.57%	9.28%	8.18%

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

Off-Balance Sheet Risk

Through our operations, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time.  At June 30, 2009, we had issued commitments to extend credit of $46.3 million and standby letters of credit of $2.6 million through various types of commercial lending arrangements.  Approximately $37.2 million of these commitments to extend credit had variable rates.

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at June 30, 2009.

		After One	After Three
	Within	Through	Through		Greater
	One	Three	Twelve	Within	Than
(Dollars in thousands)	Month	Months	Months	One Year	One Year	Total

Unused commitments to extend credit	$8,818	$4,883	$11,437	$25,138	$21,186	$46,324
Standby letters of credit	-	423	615	1,038	1,598	2,636
Total	$8,818	$5,306	$12,052	$26,176	$22,784	$48,960

We evaluate each customer’s credit worthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower.  Collateral varies, but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.

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

We were asset sensitive during most of the year ended December 31, 2008 and during the three months ended June 30, 2009.  As of June 30, 2009, we expect to be liability sensitive for the next nine months because a majority of our deposits reprice over a 12-month period.  Approximately 55% of our loans were variable rate loans at June 30, 2009.  The ratio of cumulative gap to total earning assets after 12 months was (33.33%) because $186.0 million more assets will reprice in a 12 month period than liabilities.   However, our gap analysis is not a precise indicator of our interest sensitivity position.  The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally.  For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but those rates are viewed by us as significantly less interest-sensitive than market-based rates such as those paid on noncore deposits.  Net interest income may be affected by other significant factors in a given interest rate environment, including changes in the volume and mix of interest-earning assets and interest-bearing liabilities.

FIRST RELIANCE BANCSHARES, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - continued

Liquidity and Interest Rate Sensitivity

Liquidity represents the ability of a company to convert assets into cash or cash equivalents without significant loss and the ability to raise additional funds by increasing liabilities.  Liquidity management involves monitoring our sources and uses of funds in order to meet our day-to-day cash flow requirements while maximizing profits.  Liquidity management is made more complicated because different balance sheet components are subject to varying degrees of management control.  For example, the timing of maturities of our investment portfolio is fairly predictable and subject to a high degree of control at the time investment decisions are made.  However, net deposit inflows and outflows are far less predictable and are not subject to the same degree of control.

At June 30, 2009, our liquid assets, consisting of cash and due from banks, amounted to $95.0 million, or 13.65% of total assets.  Our investment securities, excluding nonmarketable securities, at June 30, 2009 amounted to $89.6 million, or 12.87% of total assets.  Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner.  However, $63.3 million of these securities are pledged against unused FHLB borrowing lines, the Federal Reserve line of credit, and other required deposit accounts.  At December 31, 2008, our liquid assets, consisting of cash and due from banks, amounted to $5.7 million, or 0.95% of total assets.  Our investment securities, excluding nonmarketable securities, at December 31, 2008 amounted to $76.3 million, or 12.65% of total assets.  However, $73.2 million of these securities were pledged.

Our ability to maintain and expand our deposit base and borrowing capabilities serves as our primary source of liquidity.  We plan to meet our future cash needs through the liquidation of temporary investments, the generation of deposits, and from additional borrowings.  In addition, we will receive cash upon the maturity and sale of loans and the maturity of investment securities.  During most of 2008 and the first six months of 2009, as a result of historically low rates that were being earned on short-term liquidity investments, we maintained a lower than normal level of short-term liquidity securities.  Additionally, we maintain four federal funds purchased lines of credit with correspondent banks, giving us credit availability totaling approximately $17.0 million, for which there were no borrowings against the lines at June 30, 2009.  We are also a member of the Federal Home Loan Bank of Atlanta, from which applications for borrowings can be made for leverage purposes.  The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the bank be pledged to secure any advances from the FHLB. The Company has an available line to borrow funds from the Federal Home Loan Bank up to 30% of the Bank’s total assets which provide additional available funds of $104.6 million at June 30, 2009.  At June 30, 2009, the bank had $56.5 million outstanding in FHLB advances. Additionally, the Company has an available line of credit at the Federal Reserve of $32.2 million.  At June 30, 2009, there were no borrowings against this line. We believe that sources described above will be sufficient to meet our future liquidity needs.

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

FIRST RELIANCE BANCSHARES, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - continued
Interest Sensitivity Analysis

The following table sets forth information regarding our rate sensitivity as of June 30, 2009 for each of the time intervals indicated. The information in the table may not be indicative of our rate sensitivity position at other points in time.  In addition, the maturity distribution indicated in the table may differ from the contractual maturities of the earning assets and interest-bearing liabilities presented due to consideration of prepayment speeds under various interest rate change scenarios in the application of the interest rate sensitivity methods described above.

June 30, 2009
		After One	Three		Greater Than
		Through	Through		One Year or
	Within One	Three	Twelve	Within One	Non-
(Dollars in thousands)	Month	Months	Months	Year	Sensitive	Total
Assets
Interest-earning assets
Loans	$55,698	$34,914	$83,630	$174,242	$273,611	$447,853
Loans held for sale	-	-	-	-	14,926	14,926
Securities, taxable	357	678	2,607	3,642	44,163	47,805
Securities, nontaxable	-	-	-	-	41,800	41,800
Nonmarketable securities	4,812	-	4,812	-	4,812
Investment in trust	-	-	-	-	310	310
Total earning assets	60,867	35,592	86,237	182,696	374,810	557,506
Liabilities
Interest-bearing liabilities
Interest-bearing deposits:
Demand deposits	$42,327	$	$	$42,327	$	$42,327
Savings deposits	105,726	105,726	105,726
Time deposits	35	73,640	115,133	188,808	195,931	384,739
Total interest-bearing deposits	148,088	73,640	115,133	336,861	195,931	532,792
Federal Home Loan Bank Advances	-	8,500	22,000	30,500	26,000	56,500
Junior subordinated debentures	-	-	-	-	10,310	10,310
Repurchase agreements	1,125	-	-	1,125	-	1,125

Total interest-bearing Liabilities	149,213	82,140	137,133	368,486	232,241	600,727
Period gap	$(88,346)	$(46,548)	$(50,896)	$(185,790)	$142,569

Cumulative gap	$(88,346)	$(134,894)	$(185,790)	$(185,790)	$(43,221)

Ratio of cumulative gap to total earning assets	(15.85)%	(24.20)%	(33.33)%	(33.33)%	(7.75)%

FIRST RELIANCE BANCSHARES, INC.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

See "Market Risk" and "Liquidity and Interest Rate Sensitivity" in Item 2, Management Discussion and Analysis of Financial Condition and Results of Operations, for quantitative and qualitative disclosures about market risk, which information is incorporated herein by reference.

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

Our management, including the CEO and CFO, does not expect that our Disclosure Controls will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable

(c)	The following stock repurchases were made during the period covered by this report in connection with administration of the Company’s employee stock ownership plan.

Total
			Number of	Maximum
			Shares	Number of
			Purchased as	Shares that
			Part of	May Yet Be
	Total		Publicly	Purchased
	Number of	Average Price	Announced	Under the
	Shares	Paid per	Plans or	Plans or
Period	Purchased	Share	Programs	Programs
April 1, 2009 – April 30, 2009	81	$5.85	-	-
May 1, 2009 – May 31, 2009	-	$-	-	-
June 1, 2009 – June 30, 2009/a	-	$-	-	-
	81	$5.85	-	-

Item 3.  Defaults Upon Senior Securities

Not applicable.

FIRST RELIANCE BANCSHARES, INC.

Item 4.  Submission of Matters to a Vote of Security Holders

In connection with Annual Meeting of Shareholders held June 18, 2009, the election of directors with expiring terms and a non-binding proposal regarding executive compensation were submitted to our common shareholders for approval.  The outcome of the voting was as follows:

PROPOSAL 1: Election of Class B Directors

Director Nominee: Paul C. Saunders

	No. of Votes	Percent of Outstanding Shares
For:	2,295,743	97.9%
Withhold:	49,967	2.1%

Director Nominee: Andrew G. Kamiziones
	No. of Votes	Percent of Outstanding Shares
For:	2,234,471	95.3%
Withhold:	111,239	4.7%

Director Nominee: Jeffery A. Paolucci
	No. of Votes	Percent of Outstanding Shares
For:	2,297,005	97.9%
Withhold:	48,705	2.1%

PROPOSAL 2: Nonbinding Proposal Regarding Compensation of the Company’s Executive Officers

	No. of Votes	Percent of Outstanding Shares
For:	2,021,911	91.5%
Against:	186,831	8.5%
Abstain:	136,968	—

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

FIRST RELIANCE BANCSHARES, INC.

Date: August 14, 2009	By:	/s/ F.R. SAUNDERS, JR.
F. R. Saunders, Jr.
President & Chief Executive Officer

Date: August 14, 2009	By:	/s/ JEFFERY A. PAOLUCCI
Jeffery A. Paolucci
Senior Vice President and Chief Financial Officer