Form 10-Q
period 2009-09-30
FIRST RELIANCE BANCSHARES INC
filed 2009-11-12
CIK 1172102

FIRST RELIANCE BANCSHARES, INC.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.

(Mark One)	FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2009

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

3,581,783 shares of common stock, par value $0.01 per share, as of October 31, 2009

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.☒ Yes☐ No.

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

FIRST RELIANCE BANCSHARES, INC.

INDEX

		Page No.
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets - September 30, 2009 (unaudited) and December 31, 2008	3

	Condensed Consolidated Statements of Income - Nine months ended September 30, 2009 and 2008 and Three months ended September 30, 2009 and 2008 (unaudited)	4

	Condensed Consolidated Statements of Shareholders’ Equity and Comprehensive Income-Nine months ended September 30, 2009 and 2008 (unaudited)	5

	Condensed Consolidated Statements of Cash Flows - Nine months ended September 30, 2009 and 2008 (unaudited)	6

	Notes to Condensed Consolidated Financial Statements	7-17

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	18-37

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	38

Item 4.	Controls and Procedures	38

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	39

Item 1A.	Risk Factors	39

Item 6.	Exhibits	39

FIRST RELIANCE BANCSHARES, INC.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)
Assets
Cash and cash equivalents:
Cash and due from banks	$115,665,115	$5,451,607
Federal funds sold	-	257,000
Total cash and cash equivalents	115,665,115	5,708,607
Time deposits in other banks	250,529	-

Securities available-for-sale	79,029,038	76,310,816
Nonmarketable equity securities	4,812,100	4,574,700
Total investment securities	83,841,138	80,885,516
Loans held for sale	9,817,762	9,589,081
Loans receivable	427,672,392	468,990,202
Less allowance for loan losses	(7,835,814)	(8,223,899)
Loans, net	419,836,578	460,766,303
Premises, furniture and equipment, net	26,582,031	28,612,022
Accrued interest receivable	2,605,973	2,653,260
Other real estate owned	7,144,261	379,950
Cash surrender value life insurance	11,302,554	10,986,484
Other assets	7,106,658	3,852,660
Total assets	$684,152,599	$603,433,883

Liabilities and Shareholders’ Equity
Liabilities
Deposits
Noninterest-bearing transaction accounts	$43,192,640	$39,467,609
Interest-bearing transaction accounts	41,311,691	34,708,951
Savings	114,003,067	110,629,005
Time deposits $100,000 and over	193,283,053	137,444,867
Other time deposits	179,071,752	138,884,952
Total deposits	570,862,203	461,135,384
Securities sold under agreement to repurchase	873,339	8,197,451
Advances from Federal Home Loan Bank	48,000,000	78,000,000
Note payable	-	6,950,000
Junior subordinated debentures	10,310,000	10,310,000
Accrued interest payable	613,319	623,330
Other liabilities	2,058,957	791,960
Total liabilities	632,717,818	566,008,125

Shareholders’ Equity
Preferred stock, no par value, authorized 10,000,000 shares:
Series A cumulative perpetual preferred stock 15,349 and 0 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	14,487,139	-
Series B cumulative perpetual preferred stock 767 and 0 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	840,121	-
Common stock, $0.01 par value; 20,000,000 shares authorized,
3,581,783 and 3,525,004 shares issued and outstanding
at September 30, 2009 and December 31, 2008, respectively	35,818	35,250
Nonvested restricted stock	(155,884)	(207,653)
Capital surplus	26,187,162	26,120,460
Treasury stock at cost at 11,535 and 10,829 shares at
at September 30, 2009 and December 31, 2008, respectively	(163,907)	(159,777)
Retained earnings	9,895,790	11,839,005
Accumulated other comprehensive income (loss)	308,542	(201,527)
Total shareholders’ equity	51,434,781	37,425,758

Total liabilities and shareholders’ equity	$684,152,599	$603,433,883

See notes to condensed consolidated financial statements.

FIRST RELIANCE BANCSHARES, INC.

Condensed Consolidated Statements of Income
(Unaudited)

	Nine months ended		Three Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Interest income:
Loans, including fees	$21,583,188	$25,895,022	$7,745,134	$8,234,706
Investment securities:
Taxable	1,690,701	1,025,605	687,731	349,641
Nontaxable	1,327,111	981,013	581,312	325,521
Federal funds sold	1,346	54,502	14	42,662
Other interest income	105,096	212,941	68,376	98,977
Total	24,707,442	28,169,083	9,082,567	9,051,507

Interest expense:
Time deposits over $100,000	4,106,264	5,524,539	1,530,962	1,491,623
Other deposits	5,353,235	5,128,023	1,919,434	1,722,955
Other interest expense	2,153,744	2,817,167	576,774	932,809
Total	11,613,243	13,469,729	4,027,170	4,147,387

Net interest income	13,094,199	14,699,354	5,055,397	4,904,120
Provision for loan losses	8,122,271	1,757,364	3,266,449	609,967
Net interest income after provision for loan losses	4,971,928	12,941,990	1,788,948	4,294,153

Noninterest income:
Service charges on deposit accounts	1,430,484	1,477,950	495,390	548,098
Gain on sales of mortgage loans	2,017,670	1,445,876	803,133	319,519
Brokerage fees	10,110	112,242	4,179	5,685
Income from bank owned life insurance	316,071	340,376	107,916	110,811
Other charges, commissions and fees	412,040	361,643	144,137	123,548
Gain on sale of securities	1,875,486	-	846,027	-
Gain (losses) on sale of other real estate	(32,892)	700	(17,000)	700
Gain on sale of fixed assets	86,810	7,092	-	7,092
Other non-interest income	321,897	147,574	47,060	46,705
Total	6,437,676	3,893,453	2,430,842	1,162,158

Noninterest expenses:
Salaries and employee benefits	8,229,526	8,343,153	2,705,972	2,589,777
Occupancy expense	1,079,855	1,149,437	369,823	418,005
Furniture and equipment expense	811,838	645,114	249,269	222,624
Other operating expenses	4,441,433	3,803,663	1,758,786	1,248,888
Total	14,562,652	13,941,367	5,083,850	4,479,294

Income (loss) before income taxes	(3,153,048)	2,894,076	(864,060)	977,017
Income tax expense (benefit)	(1,681,227)	619,354	(532,988)	211,839
Net income (Loss)	(1,471,821)	2,274,722	(331,072)	765,178
Preferred stock dividends	478,971	-	210,839	-
Deemed dividends on preferred stock resulting from net accretion of discount and amortization of premium	101,948	-	44,876	-

Net income (loss) available to common shareholders	$(2,052,740)	$2,274,722	$(586,787)	$765,178

Average common shares outstanding, basic	3,559,592	3,509,597	3,585,572	3,520,531
Average common shares outstanding, diluted	3,559,592	3,531,198	3,585,572	3,521,411

Earnings (loss) per share
Basic earnings (loss) per share	$(0.58)	$0.65	$(0.16)	$0.22
Diluted earnings (loss) per share	$(0.58)	$0.64	$(0.16)	$0.22

See notes to condensed consolidated financial statements.

FIRST RELIANCE BANCSHARES, INC.

Condensed Consolidated Statements of Shareholders’ Equity and Comprehensive Income
For the Nine Months Ended September 30, 2009 and 2008
(Unaudited)

							Accumulated
	Series						Other
	A and B				Nonvested		Comprehensive
	Preferred	Common	Capital	Treasury	Restricted	Retained	Income
	Stock	Stock	Surplus	Stock	Stock	Earnings	(Loss)	Total
Balance, December 31, 2007	$-	$34,946	$25,875,012	$(145,198)	$(152,762)	$11,417,275	$(1,369)	$37,027,904

Adjustment to reflect the cumulative-effect of change in accounting for life insurance arrangements						(203,902)		(203,902)

Net income						2,274,722		2,274,722

Other comprehensive loss, net of tax benefit of $658,781							(1,278,811)	(1,278,811)
								995,911
Comprehensive income

Issuance of stock to employees		1	1,009					1,010

Issuance of restricted stock		223	201,163		(94,875)			106,511

Purchase of treasury stock				(10,061)				(10,061)

Exercise of stock options		69	37,601					37,670

Balance, September 30, 2008	$-	$35,239	$26,114,785	$(155,259)	$(247,637)	$13,488,095	$(1,280,180)	$37,955,043

Balance, December 31, 2008	$-	$35,250	$26,120,460	$(159,777)	$(207,653)	$11,839,005	$(201,527)	$37,425,758

Issuance of Series A
preferred stock, net of
issuance cost of
$116,786	14,375,740							14,375,740

Issuance of Series B
preferred stock, net of
issuance cost $6,902	849,572							849,572

Net loss						(1,471,821)		(1,471,821)

Other comprehensive income,
net of tax expense of
$262,763							510,069	510,069

Comprehensive loss								(961,752)

Preferred stock dividends						(369,446)		(369,446)

Accretion of Series A
Preferred stock discount	111,399					(111,399)		-

Amortization of Series B
Preferred stock premium	(9,451)					9,451		-

Issuance of stock to employees		2	998					1,000

Issuance of restricted stock		566	65,704		51,769			118,039

Purchase of treasury stock				(4,130)				(4,130)

Balance, September 30, 2009	$15,327,260	$35,818	$26,187,162	$(163,907)	$(155,884)	$9,895,790	$308,542	$51,434,781

See notes to condensed consolidated financial statements.

FIRST RELIANCE BANCSHARES, INC.

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$(1,471,821)	$2,274,722
Adjustments to reconcile net income to net cash
Provided (used) by operating activities:
Provision for loan losses	8,122,271	1,757,364
Depreciation and amortization expense	821,799	751,388
Gain on sale of premises, furniture and equipment	(86,810)	(7,092)
Gain on sale of available-for-sale securities	(1,875,486)	-
Loss (gain) on sale of other real estate owned	32,892	(700)
Write down of other real estate owned	-	106,750
Discount accretion and premium amortization	92,669	18,284
Disbursements for loans held-for-sale	(149,964,244)	(96,084,748)
Proceeds from loans held-for-sale	149,732,281	104,458,678
Net increase in valuation allowance for loans held-for-sale	3,282	-
Decrease in interest receivable	47,287	43,415
Increase in cash surrender value of life insurance	(316,070)	(340,376)
Decrease in interest payable	(10,011)	(184,231)
Amortization of deferred compensation on restricted stock	118,039	106,511
Increase in other liabilities	1,004,234	413,818
Increase in other assets	(3,436,537)	(202,120)
Net cash provided by operating activities	2,813,775	13,111,663

Cash flows from investing activities:
Net decrease in loans receivable	25,787,643	7,224,870
Purchases of securities available-for-sale	(111,450,874)	(3,812,500)
Proceeds on sales of securities available-for-sale	103,217,000	-
Maturities of securities available-for-sale	8,071,301	3,454,006
Purchase of nonmarketable equity securities	(237,400)	8,200
Increase in time deposits in other banks	(250,529)	-
Proceeds from sales of other real estate owned	222,608	206,050
Proceeds from disposal of premises, furniture, and equipment	2,286,810	-
Purchases of premises and equipment	(809,269)	(2,096,813)
Net cash provided by investing activities	26,837,290	4,983,813

Cash flows from financing activities:
Net increase in demand deposits, interest-bearing and savings accounts	13,701,833	22,739,995
Net increase (decrease) in certificates of deposit and other time deposits	96,024,986	(24,679,075)
Decrease in federal funds purchased	-	(11,189,000)
Net decrease in securities sold under agreements to repurchase	(7,324,112)	(732,340)
Decrease in advances from the Federal Home Loan Bank	(30,000,000)	(5,500,000)
Repayment of note payable	(6,950,000)	-
Net proceeds from issuance of preferred stock	15,225,312	-
Issuance of shares to employee	1,000	-
Preferred stock dividends paid	(369,446)	-
Purchase of treasury stock	(4,130)	(10,061)
Proceeds from the exercise of stock options	-	38,680
Net cash provided (used) by financing activities	80,305,443	(19,331,801)

Net increase (decrease) in cash and cash equivalents	109,956,508	(1,236,325)

Cash and cash equivalents, beginning of period	5,708,607	7,164,650

Cash and cash equivalents, end of period	$115,665,115	$5,928,325

Cash paid during the period for
Income taxes	$4,257	$973,499
Interest	$11,623,254	$13,653,960

Supplemental noncash investing and financing activities
Foreclosures on loans	$7,019,811	$408,850

See notes to condensed consolidated financial statements.

FIRST RELIANCE BANCSHARES, INC.

Notes to Condensed Consolidated Financial Statements

Note 1 - Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit certain disclosures, which would appear in audited annual consolidated financial statements.  The consolidated financial statements as of September 30, 2009 and for the interim periods ended September 30, 2009 and 2008 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation.  The consolidated financial information as of December 31, 2008 has been derived from the audited consolidated financial statements as of that date.  For further information, refer to the consolidated financial statements and the notes included in First Reliance Bancshares, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008.

Note 2 - Recently Issued Accounting Pronouncements

The following is a summary of recent authoritative pronouncements:

In June 2009, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162,” (“SFAS 168”).  SFAS 168 establishes the FASB Accounting Standards Codification TM (the “Codification”) as the source of authoritative generally accepted accounting principles (“GAAP”) for nongovernmental entities.  The Codification does not change GAAP. Instead, it takes the thousands of individual pronouncements that currently comprise GAAP and reorganizes them into approximately 90 accounting Topics, and displays all Topics using a consistent structure.  Contents in each Topic are further organized first by Subtopic, then Section and finally Paragraph. The Paragraph level is the only level that contains substantive content. Citing particular content in the Codification involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure. FASB suggests that all citations begin with “FASB ASC,” where ASC stands for Accounting Standards Codification. Changes to the ASC subsequent to June 30, 2009 are referred to as Accounting Standards Updates (“ASU”).

In conjunction with the issuance of SFAS 168, the FASB also issued its first Accounting Standards Update No. 2009-1, “Topic 105 –Generally Accepted Accounting Principles” (“ASU 2009-1”) which includes SFAS 168 in its entirety as a transition to the ASC.    ASU 2009-1 is effective for interim and annual periods ending after September 15, 2009 and will not have an impact on the Company’s financial position or results of operations but will change the referencing system for accounting standards.  Certain of the following pronouncements were issued prior to the issuance of the ASC and adoption of the ASUs. For such pronouncements, citations to the applicable Codification by Topic, Subtopic and Section are provided where applicable in addition to the original standard type and number.

The FASB issued SFAS 166 (not yet reflected in FASB ASC), “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140,” (“SFAS 166”) in June 2009.  SFAS 166 limits the circumstances in which a financial asset should be derecognized when the transferor has not transferred the entire financial asset by taking into consideration the transferor’s continuing involvement.  The standard requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale.  The concept of a qualifying special-purpose entity is removed from SFAS 140 along with the exception from applying FIN 46(R).  The standard is effective for the first annual reporting period that begins after November 15, 2009, for interim periods within the first annual reporting period, and for interim and annual reporting periods thereafter.  Earlier application is prohibited.  First Reliance Bancshares, Inc. (the “Company”) does not expect the standard to have any impact on the Company’s financial statements.

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

The FASB issued ASU 2009–05, “Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value” in August, 2009 to provide guidance when estimating the fair value of a liability.  When a quoted price in an active market for the identical liability is not available, fair value should be measured using (a) the quoted price of an identical liability when traded as an asset; (b) quoted prices for similar liabilities or similar liabilities when traded as assets; or (c) another valuation technique consistent with the principles of Topic 820 such as an income approach or a market approach.  If a restriction exists that prevents the transfer of the liability, a separate adjustment related to the restriction is not required when estimating fair value.  The ASU was effective October 1, 2009 for the Company and will have no impact on financial position or operations.

ASU 2009-12, “Fair Value Measurements and Disclosures (Topic 820) - Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent),” issued in September, 2009, allows a company to measure the fair value of an investment that has no readily determinable fair market value on the basis of the investee’s net asset value per share as provided by the investee. This allowance assumes that the investee has calculated net asset value in accordance with the GAAP measurement principles of Topic 946 as of the reporting entity’s measurement date.   Examples of such investments include investments in hedge funds, private equity funds, real estate funds and venture capital funds. The update also provides guidance on how the investment should be classified within the fair value hierarchy based on the value for which the investment can be redeemed.  The amendment is effective for interim and annual periods ending after December 15, 2009 with early adoption permitted.  The Company does not have investments in such entities and, therefore, there will be no impact to our financial statements.

Issued October, 2009, ASU 2009-15, “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing” amends ASC Topic 470 and provides guidance for accounting and reporting for own-share lending arrangements issued in contemplation of a convertible debt issuance.  At the date of issuance, a share-lending arrangement entered into on an entity’s own shares should be measured at fair value in accordance with Topic 820 and recognized as an issuance cost, with an offset to additional paid-in capital.  Loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs.  The amendments also require several disclosures including a description and the terms of the arrangement and the reason for entering into the arrangement.  The effective dates of the amendments are dependent upon the date the share-lending arrangement was entered into and include retrospective application for arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009.   The Company has no plans to issue convertible debt and, therefore, does not expect the update to have an impact on its financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

FIRST RELIANCE BANCSHARES, INC.

Notes to Condensed Consolidated Financial Statements

Note 3 - Reclassifications

Certain captions and amounts in the financial statements in the Company’s Form 10-Q for the quarter ended September 30, 2008 were reclassified to conform to the September 30, 2009 presentation.

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

The components of other comprehensive income and related tax effects are as follows:
		Tax
	Pre-tax	(Expense)	Net-of-tax
	Amount	Benefit	Amount
For the Nine Months Ended September 30, 2009:
Net unrealized gains on securities available-for-sale arising during the period	$2,648,318	$(900,429)	$1,747,889
Less, reclassification adjustment for gains realized in net income	1,875,486	(637,666)	1,237,820

	$772,832	$(262,763)	$510,069

For the Nine Months Ended September 30, 2008
Net unrealized losses on securities available-for-sale	$(1,937,592)	$658,781	$(1,278,811)
Reclassification adjustment for gains (losses) realized in net income	-	-	-

	$(1,937,592)	$658,781	$(1,278,811)

For the Three Months Ended September 30, 2009:
Net unrealized gains on securities available-for-sale arising during the period	$3,335,971	$(1,134,230)	$2,201,741
Less, reclassification adjustment for gains realized in net income	846,027	(287,649)	558,378

	$2,489,944	$(846,581)	$1,643,363

For the Three Months Ended September 30, 2008
Net unrealized losses on securities available-for-sale	$(780,997)	$265,539	$(515,458)
Reclassification adjustment for gains (losses) realized in net income	-	-	-

	$(780,997)	$265,539	$515,458)

FIRST RELIANCE BANCSHARES, INC.

Notes to Condensed Consolidated Financial Statements

Note 5 – Investment Securities

The amortized cost and estimated fair values of securities available-for-sale were:

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
September 30, 2009
U.S. Government agencies	$7,715,527	$12,901	$-	$7,728,428
Mortgage-backed securities	29,016,707	-	338,147	28,678,560
Municipals	41,610,567	1,140,214	195,381	42,555,400
Other	218,750	-	152,100	66,650
	$78,561,551	$1,153,115	$685,628	$79,029,038

December 31, 2008
U.S. Government agencies	$88,013	$-	$16	$87,997
Mortgage-backed securities	46,465,667	1,108,354	-	47,574,021
Municipals	29,843,730	155,047	1,474,279	28,524,498
Other	218,750	-	94,450	124,300
	$76,616,160	$1,263,401	$1,568,745	$76,310,816

The following is a summary of maturities of securities available-for-sale as of September 30, 2009.  The amortized cost and estimated fair values are based on the contractual maturity dates.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty.

	Securities
	Available-For-Sale
	Amortized	Estimated
	Cost	Fair Value
Due after one year but within five years	$14,987	$15,722
Due after five years but within ten years	5,752,995	5,784,465
Due after ten years	43,558,112	44,483,641
	49,326,094	50,283,828
Mortgage-backed securities	29,016,707	28,678,560
Other	218,750	66,650
Total	$78,561,551	$79,029,038

The following table shows gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2009 and December 31, 2008.

	Less than		Twelve months
	twelve months		or more		Total
		Unrealized		Unrealized		Unrealized
September 30, 2009	Fair value	losses	Fair value	losses	Fair value	losses

Mortgage-backed securities	$28,678,560	$338,147	-	-	$28,678,560	$338,147
Municipals	-	-	4,456,008	195,381	4,456,008	195,381
Other	-	-	66,650	152,100	66,650	152,100

Total	$28,678,560	$338,147	$4,522,658	$347,481	$33,201,218	$685,628

December 31, 2008

U.S. government agencies	$87,997	$16	$-	$-	$87,997	$16
Municipals	16,846,808	836,446	3,719,646	637,833	20,566,454	1,474,279
Other	124,300	94,450	-	-	124,300	94,450

Total	$17,059,105	$930,912	$3,719,646	$637,833	$20,778,751	$1,568,745

FIRST RELIANCE BANCSHARES, INC.

Notes to Condensed Consolidated Financial Statements

Note 5 – Investment Securities – (continued)

At September 30, 2009, securities classified as available-for-sale are recorded at fair market value.  Approximately 50.68% of the unrealized losses, or 10 individual securities, consisted of securities in a continuous loss position for twelve months or more.  The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities before recovery of their amortized cost. The Company believes, based on industry analyst reports and credit ratings, that the deterioration in value is attributable to changes in market interest rates and is not in the credit quality of the issuer and therefore, these losses are not considered other-than-temporary.

Note 6 – Shareholders’ Equity

Common Stock – The following is a summary of the changes in common shares outstanding for the Nine Months Ended September 30, 2009 and 2008.
	Nine Months Ended
	September 30,
	2009	2008
Common shares outstanding at beginning of the period	3,525,004	3,494,646
Issuance of restricted shares	62,222	22,275
Forfeitures of restricted shares	(5,643)	-
Issuance of stock to employees	200	100
Exercise of stock options	-	6,900

Common shares outstanding at end of the period	3,581,783	3,523,921

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

The proceeds from the issuance of the Series A and Series B were allocated based on the relative fair value of each series based on a discounted cash flow model.  As a result of the valuations, $14,492,526 and $856,474 was allocated to the Series A Preferred Stock and Series B Preferred Stock, respectively.  This resulted in a discount of $973,260 for the Series A stock and a premium of $82,572 for the Series B stock.  The discount and premium are being accreted and amortized, respectively, through retained earnings over a five-year estimated life using the effective interest method.  For the nine months and quarter ended September 30, 2009, accretion of the Series A Preferred Stock discount totaled $111,399 and $49,036 respectively, and the amortization of the Series B Preferred Stock premium totaled $9,451 and $4,160, respectively.  The net amount of the accretion and amortization was treated as a deemed dividend to preferred shareholders in the computation of earnings per share.

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

The following is a summary of the earnings (loss) per share calculations for the nine months and three months ended September 30, 2009 and 2008.
	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Earnings (loss) available to common shareholders

Net income (loss)	$(1,471,821)	$2,274,722	$(331,072)	$765,178
Preferred stock dividends	478,971	-	210,839	-
Deemed dividends on preferred stock resulting from net accretion of discount and amortization of premium	101,948	-	44,876	-

Net income (loss) available to common shareholders	$(2,052,740)	$2,274,722	$(586,787)	$765,178

Basic earnings per share:

Net income (loss) available to common shareholders	$(2,052,740)	$2,274,722	$(586,787)	$765,178

Average common shares outstanding - basic	3,559,592	3,509,597	3,585,572	3,520,531

Basic earnings (loss) per share	$(0.58)	$0.65	$(0.16)	0.22

Diluted earnings per share:

Net income (loss) available to common shareholders	$(2,052,740)	$2,274,722	$(586,787)	$765,178

Average common shares outstanding - basic	3,559,592	3,509,597	3,585,572	3,520,531

Dilutive potential common shares	-	21,601	-	880

Average common shares outstanding - diluted	3,559,592	3,531,198	3,585,572	3,521,411

Diluted earnings (loss) per share	$(0.58)	$0.64	$(0.16)	.22

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

During nine months ended September 30, 2009 the Company issued 62,222 of restricted stock pursuant to the 2006 Equity Incentive Plan.  The shares cliff vest in three years and are fully vested in 2012.  The weighted-average fair value of restricted stock issued during the nine months ended September 30, 2009 was $2.25 per share.  Compensation cost associated with the issuance was $139,999.  There were 5,643 shares of restricted stock forfeited during the nine months ended September 30, 2009, having an average price of $13.07 per share.  Deferred compensation expense of $118,039, relating to restricted stock, was amortized to income during nine months ended September 30, 2009.

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

There were no SARs awarded or exercised during the nine months ended September 30, 2009 and 2008; however, 4,688 and 0 SARS were forfeited during these periods, respectively. The SARs compensation expense for the nine months ended September 30, 2009 and 2008 was $36,917 and $37,121, respectively.

As of September 30, 2009 and 2008, there were 89,293 and 93,981 SARS outstanding, respectively.  The weighted average exercise price of the SARS at the end of both periods was $14.95.

Note 9 – Stock Based Compensation

The Company terminated its 2003 Employee Stock Option Plan and replaced it with the 2006 Equity Incentive Plan.  Outstanding options issued under any former stock option plans will be honored in accordance with the terms and conditions in effect at the time they were granted, except that they are not subject to reissuance.  At September 30, 2009, 206,547 options were outstanding and exercisable.  No stock options have been granted since June 2005.

A summary of the status of the Company’s 2003 stock option plan as of September 30, 2009 and 2008, and changes during the period is presented below:
	2009		2008
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding at beginning of year	269,447	$8.36	278,847	$8.32
Exercised	-		(6,900)	5.46
Forfeited	(62,900)	5.00	(2,500)	11.00

Outstanding at end of period	206,547	$9.39	269,447	$8.36

FIRST RELIANCE BANCSHARES, INC.

Notes to Condensed Consolidated Financial Statements

Note 10 – Fair Value of Financial Instruments

SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” (FASB ASC 825-10-50) (“SFAS 107”), requires disclosure of fair value information, whether or not recognized in the consolidated balance sheets, when it is practical to estimate the fair value.  SFAS 107 defines a financial instrument as cash, evidence of an ownership interest in an entity or contractual obligations, which require the exchange of cash, or other financial instruments.  Certain items are specifically excluded from the disclosure requirements, including the Company’s common stock, premises and equipment, accrued interest receivable and payable, and other assets and liabilities.

The fair value of a financial instrument is the amount at which the asset or obligation could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.  Fair value estimates are made at a specific point in time based on relevant market information and information about the financial instruments.  Because no market value exists for a significant portion of the financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors.

The Company has used management’s best estimate of fair value based on the above assumptions.  Thus, the fair values presented may not be the amounts, which could be realized, in an immediate sale or settlement of the instrument. In addition, any income taxes or other expenses, which would be incurred in an actual sale or settlement, are not taken into consideration in the fair values presented.

The Company adopted SFAS 157 (FASB ASC 820-10-150), Fair Value Measurements, effective January 1, 2008, which did not have a material impact on the   financial statements.  SFAS 157 applies to all assets and liabilities that are being measured and reported on a fair value basis.  SFAS 157 requires new disclosure that establishes a framework for measuring fair value in GAAP, and expands disclosure about fair value measurements.  This statement enables the reader of the financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values.  The statement requires that assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

Level 1:  Quoted market prices in active markets for identical assets or liabilities.

Level 2:  Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3:  Unobservable inputs that are not corroborated by market data.

In determining the appropriate levels, the Company performs a detailed analysis of the assets and liabilities that are subject to SFAS 157.  At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as Level 3.

The following methods and assumptions were used to estimate the fair value of significant financial instruments:

Cash and Due from Banks - The carrying amount is a reasonable estimate of fair value.

Federal Funds Sold and Purchased - Federal funds sold and purchased are for a term of one day and the carrying amount approximates the fair value.

Time Deposits in other Banks - The carrying amount is a reasonable estimate of fair value.

Securities Available-for-Sale - Investment securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include mortgage-backed securities issued by government sponsored entities, municipal bonds and corporate debt securities. Securities classified as Level 3 include asset-backed securities in less liquid markets.

FIRST RELIANCE BANCSHARES, INC.

Notes to Condensed Consolidated Financial Statements

Note 10 – Fair Value of Financial Instruments – (continued)

Nonmarketable Equity Securities - The carrying amount of nonmarketable equity securities is a reasonable estimate of fair value since no ready market exists for these securities.

Loans Held-for-Sale - The carrying amount of loans held for sale is a reasonable estimate of fair value.

Loans Receivable- The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with ASC 310-10-35, Accounting by Creditors for Impairment of a Loan, (ASC 310-10-35). The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At September 30, 2009, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with SFAS 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, The Company records the impaired loan as nonrecurring Level 3.

Other Real Estate Owned - Other real estate owned (“OREO”) is adjusted to fair value upon transfer of the loans to OREO. Subsequently, OREO is carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the foreclosed asset as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the OREO as nonrecurring Level 3.

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

FIRST RELIANCE BANCSHARES, INC.

Notes to Condensed Consolidated Financial Statements

Note 10 – Fair Value of Financial Instruments – (continued)

The carrying values and estimated fair values of the Company’s financial instruments were as follows:

	September 30, 2009		December 31, 2008
	Carrying	Estimated Fair	Carrying	Estimated Fair
	Amount	Value	Amount	Value
Financial Assets:
Cash and due from banks	$115,665,115	$115,665,115	$5,451,607	$5,451,607
Federal funds sold	-	-	257,000	257,000
Time deposits in other banks	250,529	250,529	-	-
Securities available-for-sale	79,029,038	79,029,038	76,310,816	76,310,816
Nonmarketable equity securities	4,812,100	4,812,100	4,574,700	4,574,700
Loans, including loans held for sale	437,490,154	445,518,000	478,579,283	480,311,000
Accrued interest receivable	2,605,973	2,605,973	2,653,260	2,653,260

Financial Liabilities:
Demand deposit, interest-bearing transaction, and savings accounts	$198,507,398	$198,507,398	$184,805,565	$184,805,565
Certificates of deposit	372,354,805	373,362,000	276,329,819	275,825,000
Securities sold under agreements to repurchase	873,339	873,339	8,197,451	8,197,451
Advances from Federal Home
Loan Bank	48,000,000	47,831,000	78,000,000	77,908,015
Note payable	-	-	6,950,000	6,950,000
Junior subordinated debentures	10,310,000	10,310,000	10,310,000	10,310,000
Accrued interest payable	613,319	613,319	623,330	623,330

	Notional	Estimated Fair	Notional	Estimated Fair
	Amount	Value	Amount	Value
Off-Balance-Sheet Financial Instruments:
Commitments to extend credit	$39,961,324	$-	$53,812,183	$-
Standby letters of credit	2,583,466	-	3,006,214	-

FIRST RELIANCE BANCSHARES, INC.

Notes to Condensed Consolidated Financial Statements

Note 10 – Fair Value of Financial Instruments – (continued)

The table below presents the balances of assets measured at fair value on a recurring basis as of September 30, 2009, and December 31, 2008, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Total	Level 1	Level 2	Level 3
September 30, 2009
Available for- sale- securities	$79,029,038	$-	$79,029,038	$-
Mortgage loans held for sale (1)	9,817,762	-	9,817,762	-

	$88,846,800	$-	$88,846,800	$-

December 31, 2009
Available for- sale- securities	$76,310,816	$-	$76,310,816	$-
Mortgage loans held for sale (1)	9,589,081	-	9,589,081	-

	$85,899,897	$-	$85,899,897	$-

   (1)  Carried at the lower of cost or market.

There were no liabilities carried at fair value at September 30, 2009 or December 31, 2008.

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is ,the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  The following table presents the assets and liabilities carried on the balance sheet by caption and by level within the SFAS No. 157 valuation hierarchy (as described above) as of September 30, 2009 and December 31, 2008, for which a nonrecurring change in fair value has been recorded during the nine months and year ended September 30, 2009 and December 31, 2008, respectively.

September 30, 2009	Total	Level 1	Level 2	Level 3
Impaired loans receivable	$45,793,350	$-	$45,793,350	$-
Other real estate owned	7,144,261	-	7,144,261	-

Total assets at fair value	$52,937,611	$-	$52,937,611	$-

December 31, 2008
Impaired loans receivable	$26,183,601	$-	$26,183,601	$-
Other real estate owned	379,950	-	379,950	-

Total assets at fair value	$26,566,551	$-	$26,566,551	$-

The Company has no liabilities carried at fair value or measured at fair value on a nonrecurring basis at September 30, 2009 or December 31, 2008.

Note 11- Subsequent Events

Subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued. Recognized subsequent events are events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements.  Nonrecognized subsequent events are events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date.  Management has reviewed events occurring through November 13, 2009, the date the financial statements were issued and no subsequent events occurred requiring accrual or disclosure.

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

FIRST RELIANCE BANCSHARES, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - continued

Overview

The following discussion describes our results of operation for the nine months and quarter ended September 30, 2009 as compared to the nine months and quarter ended September 30, 2008 and also analyzes our financial condition as of September 30, 2009 as compared to December 31, 2008.

Like most community banks, we derive the majority of our income from interest received on our loans and investments.  Our primary source of funds for making these loans and investments is our deposits, on which we pay interest.  Consequently, one of the key measures of our success is our net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits and borrowings.  Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities, which is called our net interest spread.

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

FIRST RELIANCE BANCSHARES, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - continued

Results of Operations

For the quarter ended September 30, 2009, we incurred a net loss of $331,072, compared to net income of $765,178 for the quarter ended September 30, 2008.  Basic and diluted earnings (loss) per share were ($0.16), compared to $0.22 reported in the prior year.

We realized a net loss of $1,471,821 for the nine months ended September 30, 2009, compared to net income of $2,274,722 for the nine months ended September 30, 2008.   This resulted in basic and diluted earnings (loss) per share of ($0.58) for the nine months ended September 30, 2009.  For the nine months ended September 30, 2008, basic and diluted earnings per share was $0.65 and $0.64, respectively.

The decline in net income for both periods was caused by the significant increase in our provision for loan losses due to the higher level of charged off loans and to the lost income on our nonaccruing loans, which were substantially higher during the nine and three months ended September 30, 2009 compared to the same periods in 2008.

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

Net interest income increased $151,277, or 3.08%, to $5,055,397 for the quarter ended September 30, 2009, from $4,904,120 for the comparable period in 2008.  Our net interest income for the nine months ended September 30, 2009 and 2008 was $13,094,199 and $14,699,354 respectively.  This represents a decline of $1,605,155 or 10.92%.  The decrease in the net interest income for the nine months ended September 30, 2009 was attributable to the prevailing market interest rates during 2009 being lower than the rates in effect during the comparable period in 2008.  Since approximately 55% of the average volume of our loan portfolio included variable interest rate loans, these lower rates negatively impacted interest income.  In addition, the decrease in net interest income was significantly impacted by the increase in our nonaccruing loans, which were $20,660,823 higher at September 30, 2009 than at September 30, 2008.  While the previous mentioned factors had a similar negative impact on the net interest income for the third quarter of 2009 as compared to the third quarter of 2008; they were more than offset by the increase in the percentage of the average volume of investment securities to total average earnings assets and reduction of the average volume of other interest-bearings liabilities.

For the third quarter of 2009 and 2008, total interest income was $9,082,567 and $9,051,507, respectively.  This equated to a tax-equivalent yield of 6.47% and 6.74%, respectively, on our averaged interest-earning assets.  The yield on our interest-earning assets for the quarter ended September 30, 2009 was 27 basis points lower than the yield for the comparable period of 2008.  Total interest income for the nine months ended September 30, 2009 was $24,707,442, a decline of $3,461,641, or 12.29%, from the total interest income earned during the first nine months of 2008.  The tax-equivalent yield for 2009 was 103 basis points lower than the yield for 2008.  For the first nine months of 2009 and 2008, the tax-equivalent yield realized on our earning assets was 5.92% and 6.95%, respectively.

For the third quarter of 2009 and 2008, the primary components of interest income were interest earned on loans of $7,745,134 and $8,234,706 and interest on investment securities of $1,269,043 and $675,162, respectively.  For the first nine months of 2009 and 2008, interest income on loans was $21,583,188 and $25,895,022 and interest on investment securities was $3,017,812 and $2,006,618, respectively.

Average earning assets for the three and nine months ended September 30, 2009, were $27,984,810, or 5.17%, and $20,464,219, or 3.73%, higher than the average earnings assets for the comparable periods of 2008.  The increase in both periods was primarily due to growth in the average investment portfolio, which increased $52,725,885, or 93.48%, and $30,722,019, or 53.66%, respectively.

FIRST RELIANCE BANCSHARES, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - continued

The average rate paid on our interest-bearing liabilities was 2.66% and 3.33% for the quarter ended September 30, 2009 and 2008, respectively, which represented a decrease of 67 basis points.  The average rate paid on our interest-bearing liabilities declined 84 basis points from 3.58% for the first nine months of 2008 to 2.74% for the comparable 2009 period.

Our average interest-bearing liabilities increased $104,257,330, or 21.02%, from the quarter ended September 30, 2008, to $600,209,757 for the quarter ended September 30, 2009.  For the nine months ended September 30, 2009 and 2008, our average interest-bearing liabilities were $566,327,609 and $503,081,755, respectively.  This represents an increase of $63,245,854, or 12.57%.  The increases for both periods were due mainly to the increase in the average balance of interest-bearing deposits, which increased $130,263,136, or 31.99%, and $79,301,508, or 19.53%, for the three and nine months ended September 30, 2009, respectively.

Our net interest spread was 3.81% for the three months ended September 30, 2009, compared to 3.41% for the three months ended September 30, 2008.  This represents an increase of 40 basis points.  For the nine months ended September 30, 2009, our net interest spread was 3.18%, compared to 3.37% for the nine months ended September 30, 2008.  This represents a decrease of 19 basis points.  The net interest spread is the difference between the yield earned on our interest-earning assets and the rate paid on our interest-bearing liabilities.

Our net interest margin is calculated as tax equivalent net interest income divided by average interest-earning assets.  Our net interest margin for the third quarter of 2009 was 3.66%, which is 3 basis points lower than our net interest margin of 3.69% for the third quarter of 2008.  For the nine months ended September 30, 2009, our net interest margin was 3.19%, which is 47 basis points lower than our net interest margin of 3.66% for the nine months ended September 30, 2008.

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

FIRST RELIANCE BANCSHARES, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - continued

For the three months ended September 30, 2009 and 2008

	Average Balances, Income and Expenses, and Rates
	For the three months ended			For the three months ended
	September 30, 2009			September 30, 2008
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Loans (2)	$453,876,754	$7,745,134	6.77%	$472,091,502	$8,234,705	6.94%
Securities, taxable	61,410,061	687,731	4.44	26,330,355	349,641	5.29
Securities, nontaxable (1)	47,717,847	778,959	6.48	30,071,668	436,199	5.77
Federal funds sold and other	111,419	14	0.05	7,827,913	42,662	2.17
Nonmarketable equity securities	5,932,018	68,376	4.57	4,741,851	98,977	8.30
Total earning assets	569,048,099	9,280,214	6.47	541,063,289	9,162,184	6.74
Non-earning assets	128,039,607			41,487,632

Total assets	$697,087,706			$582,550,921

Liabilities and Stockholders' Equity
Interest-bearing deposits:
Interest-bearing transaction accounts	$39,261,846	$57,018	0.58%	$26,566,771	$41,192	0.62%
Savings and money market accounts	111,533,497	495,324	1.76	102,612,287	545,467	2.11
Time deposits	386,730,582	2,898,054	2.97	278,083,731	2,627,919	3.76
Total interest-bearing deposits	537,525,925	3,450,396	2.55	407,262,789	3,214,578	3.14

Other interest-bearing liabilities:
Securities sold under agreement to repurchase	1,237,962	180	0.06	6,206,660	23,396	1.50
Federal funds purchased	-	-	0.00	488,630	2,863	2.33
Federal Home Loan Bank borrowings	51,135,870	431,740	3.35	68,684,348	719,641	4.17
Junior subordinated debentures	10,310,000	144,854	5.57	10,310,000	155,827	6.01
Note payable	-	-	0.00	3,000,000	31,082	4.12
Total other interest-bearing liabilities	62,683,832	576,774	3.65	88,689,638	932,809	4.18

Total interest-bearing liabilities	600,209,757	4,027,170	2.66	495,952,427	4,147,387	3.33

Noninterest-bearing deposits	44,077,116			45,802,545
Other liabilities	2,301,889			2,840,906
Stockholders' equity	50,498,944			37,955,043

Total liabilities and equity	$697,087,706			$582,550,921

Net interest income/interest spread		$5,253,044	3.81%		$5,014,797	3.41%

Net yield on earning assets			3.66%			3.69%

(1)  Fully tax-equivalent basis at 34% tax rate for nontaxable securities
(2)  Includes mortgage loans held for sale and nonaccruing loans

FIRST RELIANCE BANCSHARES, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - continued

For the nine months ended September 30, 2009 and 2008

	Average Balances, Income and Expenses, and Rates
	For the nine months ended			For the nine months ended
	September 30, 2009			September 30, 2008
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Loans (2)	$473,583,342	$21,583,188	6.09%	$482,495,372	$25,895,022	7.17%
Securities, taxable	49,870,834	1,690,701	4.53	26,535,524	1,025,605	5.16
Securities, nontaxable (1)	38,105,193	1,778,330	6.24	30,718,484	1,314,557	5.72
Federal funds sold and other	684,648	1,346	0.26	3,462,179	54,502	5.10
Nonmarketable equity securities	6,202,447	105,096	2.27	4,770,686	212,941	5.97
Total earning assets	568,446,464	25,158,661	5.92	547,982,245	28,502,627	6.95
Non-earning assets	93,332,885			40,986,891

Total assets	$661,779,349			$588,969,136

Liabilities and Stockholders' Equity
Interest-bearing deposits:
Interest-bearing transaction accounts	$37,051,911	160,106	0.58%	$28,487,055	136,335	0.64%
Savings and money market accounts	102,778,863	1,345,837	1.75	93,318,495	1,648,356	2.36
Time deposits	345,579,198	7,953,556	3.08	284,302,914	8,867,871	4.17
Total interest-bearing deposits	485,409,972	9,459,499	2.61	406,108,464	10,652,562	3.50

Other interest-bearing liabilities:
Securities sold under agreement to repurchase	2,719,029	1,162	0.06	7,396,758	102,728	1.86
Federal funds purchased	27,436	169	0.82	4,636,825	115,542	3.33
Federal Home Loan Bank borrowing	65,875,458	1,665,769	3.38	71,629,708	2,034,004	3.80
Junior subordinated debentures	10,310,000	451,750	5.86	10,310,000	464,861	6.03
Note payable	1,985,714	34,894	2.35	3,000,000	100,032	4.46
Total other interest-bearing liabilities	80,917,637	2,153,744	3.56	96,973,291	2,817,167	3.88

Total interest-bearing liabilities	566,327,609	11,613,243	2.74	503,081,755	13,469,729	3.58

Noninterest-bearing deposits	45,349,056			44,794,927
Other liabilities	2,419,474			3,141,547
Stockholders' equity	47,683,210			37,950,907

Total liabilities and equity	$661,779,349			$588,969,136

Net interest income/interest spread		$13,545,418	3.18%		$15,032,898	3.37%

Net yield on earning assets			3.19%			3.66%

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

	Three Months Ended September 30,
	2009 compared to 2008
	Rate	Volume	Total
Interest-earning assets
Loans	$(190,118)	$(299,453)	$(489,571)
Securities, taxable	(63,537)	401,627	338,090
Securities, nontaxable	59,416	283,344	342,760
Federal funds sold and other	(21,228)	(21,420)	(42,648)
Other	(51,586)	20,985	(30,601)
Total interest-earning assets	(267,053)	385,083	118,030

Interest-bearing liabilities
Interest-bearing deposits
Interest-bearing transaction accounts	(2,838)	18,664	15,826
Savings and money market accounts	(95,159)	45,016	(50,143)
Time deposits	(625,702)	895,837	270,135
Total interest-bearing deposits	(723,699)	959,517	235,818
Other interest-bearing liabilities
Securities under agreement to repurchase	(12,659)	(10,557)	(23,216)
Federal funds purchased	(1,432)	(1,431)	(2,863)
Federal Home Loan Bank borrowings	(125,213)	(162,688)	(287,901)
Junior Subordinated Debentures	(10,973)	-	(10,973)
Note payable	(15,541)	(15,541)	(31,082)
Total other interest-bearing liabilities	(165,818)	(190,217)	(356,035)
Total interest-bearing liabilities	(889,517)	769,300	(120,217)

Net interest income	$622,464	$(384,217)	$238,247

	Nine Months Ended September 30,
	2009 compared to 2008
	Rate	Volume	Total
Interest-earning assets
Loans	$(3,840,850)	$(470,984)	$(4,311,834)
Securities, taxable	(138,504)	803,600	665,096
Securities, nontaxable	127,231	336,542	463,773
Federal funds sold and other	(28,806)	(24,350)	(53,156)
Other	(158,806)	50,961	(107,845)
Total interest-earning assets	(4,039,735)	695,769	(3,343,966)

Interest-bearing liabilities
Interest-bearing deposits
Interest-bearing transaction accounts	(13,840)	37,611	23,771
Savings and money market accounts	(457,185)	154,666	(302,519)
Time deposits	(2,596,052)	1,681,737	(914,315)
Total interest-bearing deposits	(3,067,077)	1,874,014	(1,193,063)
Other interest-bearing liabilities
Securities under agreement to repurchase	(61,425)	(40,141)	(101,566)
Federal funds purchased	(49,755)	(65,618)	(115,373)
Federal Home Loan Bank borrowings	(213,244)	(154,991)	(368,235)
Junior subordinated debentures	(13,111)	-	(13,111)
Note payable	(37,989)	(27,149)	(65,138)
Total other interest-bearing liabilities	(375,524)	(287,899)	(663,423)
Total interest-bearing liabilities	(3,442,601)	1,586,115	(1,856,486)

Net interest income	$(597,134)	$(890,346)	$(1,487,480)

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

The allowance represents an amount which management believes will be adequate to absorb inherent losses on existing loans that may become uncollectible.  Our judgment as to the adequacy of the allowance for loan losses is based on a number of assumptions about future events, which we believe to be reasonable, but which may or may not prove to be accurate. Our determination of the allowance for loan losses is based on evaluations of the collectability of loans, including consideration of factors such as the balance of impaired loans, the quality, mix, and size of our overall loan portfolio, economic conditions that may affect the borrower’s ability to repay, the amount and quality of collateral securing the loans, our historical loan loss experience, and a review of specific problem loans. We also consider subjective issues such as changes in the lending policies and procedures, changes in the local and national economy, changes in volume or type of credits, changes in the volume or severity of problem loans, quality of loan review and board of director oversight, concentrations of credit, and peer group comparisons.

More specifically, in determining our allowance for loan loss, we review loans for specific and impaired reserves based on current appraisals less estimated closing costs. General and unallocated reserves are determined using historical loss trends applied to risk rated loans grouped by loan type. The general and unallocated reserves are calculated by applying the appropriate historical loss ratio to the loan categories. Impaired loans are excluded from this analysis. The sum of all such amounts determines our general and unallocated reserves.

We also track our portfolio and analyze loans grouped by loan type categories. The first step in this process is to risk grade each and every loan in the portfolio based on one common set of parameters. These parameters include items like debt-to-worth ratio, liquidity of the borrower, net worth, experience in a particular field and other factors such as underwriting exceptions. Weight is also given to the relative strength of any guarantors on the loan. Due to our short operating history and only recent experience with problem assets, the results of our migration analysis have yet to provide significant relevant information with respect to determining the general allowance related to nonimpaired loans.  We anticipate, however, that this analysis will eventually provide us with historical behavioral indications by credit grading as we develop sufficient history to analyze the general allowance related to non-impaired loans.

After risk grading each loan, we then use 15 qualitative factors to analyze the trends in the portfolio. These 15 factors include both internal and external factors. The internal factors are the concentration of credit across the portfolio, current delinquency ratios and trends, the experience level of management and staff, our adherence to lending policies and procedures, current loss and recovery trends, the nature and volume of the portfolio’s categories, current non-accrual and problem loan trends, the quality of our loan review system, and other factors which include collateral, loan to value ratio, and policy exceptions. The external factors are the current economic and business environment, which includes indicators such as national GDP, pricing indicators, employment statistics, housing statistics, market indicators, financial regulatory economic analysis, and economic forecasts from reputable sources. A quantitative value is assigned to each of the 15 internal and external factors, which, when added together, creates a net qualitative weight. The net qualitative weight is then added to the minimum loss ratio. Negative trends in the loan portfolio increase the quantitative values assigned to each of the qualitative factors and, therefore, increase the loss ratio. As a result, an increased loss ratio will result in a higher allowance for loan loss. For example, as general economic and business conditions decline, this qualitative factor’s quantitative value will increase, which will increase the net qualitative weight and the loss ratio (assuming all other qualitative factors remain constant). Similarly, positive trends in the loan portfolio, such as an improvement in general economic and business conditions, will decrease the quantitative value assigned to this qualitative factor, thereby decreasing the net qualitative weight (assuming all other qualitative factors remain constant). These factors are reviewed and updated by our risk management committee on a quarterly basis to arrive at a consensus for our qualitative adjustments.

FIRST RELIANCE BANCSHARES, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - continued

We then create a loss range by applying average historical industry loss rates for the last 10 years to determine the level of the allowance for loan and lease losses on the non-impaired loans in the portfolio. We utilize a 10 year time frame, as we believe it includes numerous complete economic cycles. As such, we consider the time frame long enough to include both favorable and problematic industry trends relevant in determining historical loss rates. The resulting unadjusted historical loss factor is used as a beginning point upon which we add our quantitative adjustments based on the qualitative factors discussed above. Once the qualitative adjustments are made, we refer to the final amount as the historical loss factor. The historical loss factor is then multiplied by the loans outstanding for the period ended, except for any loans classified as non-performing which are addressed specifically as discussed below.

Separately, we review all impaired loans individually to determine a specific allocation for each. In our assessment of impaired loans, we consider the primary source of repayment when determining whether loans are collateral dependent or not.

Periodically, we adjust the amount of the allowance based on changing circumstances. We recognize loan losses to the allowance and add subsequent recoveries back to the allowance for loan losses. In addition, on a quarterly basis we informally compare our allowance for loan losses to various peer institutions; however, we recognize that allowances will vary as financial institutions are unique in the make-up of their loan portfolios and customers, which necessarily creates different risk profiles for the institutions. We would only consider further adjustments to our allowance for loan losses based on this peer review if our allowance was significantly different from our peer group. To date, we have not made any such adjustment. There can be no assurance that charge-offs of loans in future periods will not exceed the allowance for loan losses as estimated at any point in time or that provisions for loan losses will not be significant to a particular accounting period, especially considering the overall weakness in the commercial real estate market in our market areas.

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

As of September 30, 2009 and 2008, the allowance for loan losses was $7,835,814 and $6,210,753, respectively, an increase of $1,625,061, or 26.17%, over the 2008 allowance.  As a percentage of total loans, the allowance for loan losses was 1.83% and 1.35% at September 30, 2009 and 2008, respectively.  The increase in the allowance for loan losses was driven by the significant increase in the amount of net loans charged off during 2009.  During the three months ended September 30, 2009, our net loans charged off totaled $2,971,684 compared to $140,074 for the three months ended September 30, 2008, an increase of $2,831,610.  For the nine months ended September 30, 2009 and 2008, our net loans charged off totaled $8,510,356 and $817,218, respectively, an increase of $7,693,138.

For the third quarter of 2009 and 2008, the provision for loan losses was $3,266,449 and $609,967, respectively, an increase of $2,656,482.  The provision for loan losses was $8,122,271 and $1,757,364 for the nine months ended September 30, 2009 and 2008, respectively.  This represents an increase of $6,364,907.  The increase in the provision for loan losses for both periods is primarily attributable to the higher than normal amount of our net loans charged-off.

We believe the allowance for loan losses at September 30, 2009, is adequate to meet potential loan losses inherent in the loan portfolio.

FIRST RELIANCE BANCSHARES, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - continued

Noninterest Income

The following table sets forth information related to our noninterest income.

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Service fees on deposit accounts	$495,390	$548,098	$1,430,484	$1,477,950
Gain on sale of mortgage loans	803,133	319,519	2,017,670	1,445,876
Gain on sale of securities available-for-sale	846,027	-	1,875,486	-
Other income	286,292	294,541	1,114,036	969,627

Total noninterest income	$2,430,842	$1,162,158	$6,437,676	$3,893,453

Compared to 2008, noninterest income increased $1,268,684 for the third quarter of 2009, while it increased $2,544,223 for the nine months ended September 30, 2009.  The increase in both periods is largely attributable to the gain on sale of securities available-for-sale of $846,027 and $1,875,486 for the three and nine months ended September 30, 2009, respectively.  The underlying securities were sold in accordance with our strategy to reposition the investment portfolio in order to maximize the yield on our investment securities.

Other income consisted primarily of other service fees and commissions, income from bank owned life insurance and other miscellaneous types of income.

Noninterest Expense

Total noninterest expense for the three months ended September 30, 2009, was $5,083,850, an increase of $604,556, or 13.50% from the three months ended September 30, 2008.  For the nine months ended September 30, 2009 and 2008, noninterest expense totaled $14,562,652 and $13,941,367, respectively, an increase of $621,285, or 4.46%.  Total noninterest expense for both periods was significantly impacted by the increases in FDIC insurance premiums.  Before the expense of the FDIC insurance premiums our noninterest expense for the three and nine months ended September 30, 2009 was 5.85% and 0.22% higher than for the corresponding 2008 periods, respectively.

For the three months ended September 30, 2009, compared to the three months ended September 30, 2008, salaries and employee benefits increased $116,195, or 4.49%, while all other major categories of noninterest expense increased $488,361, or 25.85%.  For the nine months ended September 30, 2009, compared to the nine months ended September 30, 2008, salaries and employee benefits decreased $113,627, or 1.36%, while all other major categories of noninterest expense increased $734,912, or 13.13%.

The change from the income tax expense of $211,839 and $619,354 for the three and nine months ended September 30, 2008, respectively, to the income tax benefit of $532,988 and $1,681,227 for the comparable 2009 periods, respectively, is attributable to the net operating loss incurred before our income tax provision and the increase in nontaxable investment income.

Balance Sheet Review

General

At September 30, 2009, we had total assets of $684.0 million, consisting principally of $427.7 million in loans, $83.8 million in investments, and $115.7 million in cash and due from banks.  Our liabilities at September 30, 2009 totaled $632.7 million, which consisted principally of $570.9 million in deposits, $48.0 million in FHLB advances, and $11.2 million in other borrowings.  Since March 6, 2009, we improved our capital position by issuing $15.3 million of preferred stock to the United States Treasury under the Troubled Asset Relief Program Capital Purchase Program.  At September 30, 2009, our shareholders’ equity was $51.4 million.

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

At September 30, 2009 and December 31, 2008, we had investment securities totaling $83,841,138 and $80,885,516, respectively, which represented 12.25% and 13.40% of our total assets, respectively.

Nonmarketable equity securities consist of Federal Home Loan Bank stock, which is recorded at its original cost of $4,812,100 and $4,574,700 at September 30, 2009 and December 31, 2008, respectively.

The amortized costs and the fair value of our securities available-for-sale at September 30, 2009 and December 31, 2008 are shown in the following table.

	September 30, 2009		December 31,2008
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
U. S. Government agencies	$7,715,527	$7,728,428	$88,013	$87,997
Mortgage-backed securities	29,016,707	28,678,560	46,465,667	47,574,021
Municipal securities	41,610,567	42,555,400	29,843,730	28,524,498
Other	218,750	66,650	218,750	124,300

	$78,561,551	$79,029,038	$76,616,160	$76,310,816

At September 30, 2009, securities classified as available-for-sale are recorded at fair market value.  Approximately 50.68% of the unrealized losses, or 10 individual securities, consisted of securities in a continuous loss position for twelve months or more.  The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities before recovery of their amortized cost. The Company believes, based on industry analyst reports and credit ratings, that the deterioration in value is attributable to changes in market interest rates and is not in the credit quality of the issuer and therefore, these losses are not considered other-than-temporary.

Securities Available-for-Sale Maturity Distribution and Yields

Contractual maturities and yields on our available for sale securities at September 30, 2009 are shown in the following table.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	After One But		After Five But
September 30, 2009	Within Five Years		Within Ten Years		After Ten Years		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U. S. Government agencies	$16	6.34%	$4,542	5.13%	$3,171	5.11%	$7,729	5.12%
Municipals (2)	-	-	1,242	6.51	41,313	6.52	42,555	6.52

Total securities (1)	$16	6.34%	$5,784	5.42%	$44,484	6.42%	$50,284	6.31%

(1)	Excludes mortgage-backed securities totaling $28,679 with a yield of 4.15% and other equity securities totaling $67.
(2)	Yields are based on a tax equivalent basis of 34%.

FIRST RELIANCE BANCSHARES, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - continued

Loans

Since loans typically provide higher interest yields than other types of interest earning assets, a substantial percentage of our earning assets are invested in our loan portfolio.  For the nine months ended September 30, 2009 and 2008, average loans, including mortgage loans held for sale, were $473,583,342 and $482,495,372, respectively.  Before the allowance for loan losses, total loans outstanding, excluding mortgage loans held for sale, at September 30, 2009 and December 31, 2008, were $427,672,392 and $468,990,202, respectively.

The following table summarizes the composition of our loan portfolio at September 30, 2009 and December 31, 2008.

	September 30,	% of	December 31,	% of
	2009	Total	2008	Total
Mortgage loans on real estate
Residential 1-4 family	$58,489,283	13.68%	$72,245,289	15.40%
Multifamily	9,914,110	2.32	7,104,889	1.51
Commercial	174,061,675	40.69	201,318,345	42.94
Construction	87,174,155	20.38	60,744,432	12.95
Second mortgages	4,789,156	1.12	4,989,538	1.06
Equity lines of credit	32,742,701	7.66	37,792,852	8.06

Total mortgage loans	367,171,080	85.85	384,195,345	81.92

Commercial and industrial	50,087,031	11.71	70,877,890	15.12
Consumer	8,111,861	1.90	8,974,448	1.91
Other, net	2,302,420	.54	4,942,519	1.05

Total loans	$427,672,392	100.00%	$468,990,202	100.00%

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

The following table summarizes the loan maturity distribution by type and related interest rate characteristics at September 30, 2009.

Loan Maturity Schedule and Sensitivity to Changes in Interest Rates

September 30, 2009		Over
(Dollars in thousands)		One Year
	One Year or	Through	Over Five
	Less	Five Years	Years	Total

Commercial and industrial	$12,943	$34,392	$2,752	$50,087
Real estate	82,263	216,887	68,021	367,171
Consumer and other	2,586	6,847	981	10,414

	$97,792	$258,126	$71,754	$427,672
Loans maturing after one year with:
Fixed interest rates				$164,408
Floating interest rates				165,472

				$329,880

FIRST RELIANCE BANCSHARES, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - continued

Activity in the Allowance for Loan Losses

The following table summarizes the activity related to our allowance for loan losses for the nine months ended September 30, 2009 and 2008.

	September 30,
	2009	2008

Balance, January 1	$8,223,899	$5,270,607
Provision for loan losses for the period	8,122,271	1,757,364
Net loans (charged-off) recovered for the period	(8,510,356)	(817,218)

Balance, end of period	$7,835,814	$6,210,753

Total loans outstanding, end of period	$427,672,392	$459,686,752

Allowance for loan losses to loans outstanding	1.83%	1.35%

Risk Elements in the Loan Portfolio

The following is a summary of risk elements in the loan portfolio.

	September 30,
Nonperforming Loans	2009	2008
Nonaccrual loans	$25,012,396	$4,351,573
Accruing loans more than 90 days past due	331,832	5,075,278

Nonperforming loans	$25,344,228	$9,426,851

Percentage of nonperforming loans to total loans	5.93%	2.05%

Allowance for loan losses as a percentage of nonperforming loans	30.92%	65.88%

Generally, loans are placed on nonaccrual status if principal or interest payments become 90 days past due and/or we deem the collectability of the principal and/or interest to be doubtful.  Once a loan is placed in nonaccrual status, all previously accrued and uncollected interest is reversed against interest income.  Interest income on nonaccrual loans is recognized on a cash basis when the ultimate collectability is no longer considered doubtful.  Loans are returned to accrual status when the principal and interest amounts contractually due are brought current and future payments are reasonably assured.  All nonaccruing loans at September 30, 2009 and 2008 were included in our impaired loans at those dates.

Impaired Loans

At September 30, 2009, we had impaired loans totaling $45,793,350, as compared to $8,391,560 at September 30, 2008.  Included in the impaired loans at September 30, 2009, were 17 borrowers that accounted for approximately 60.68% of the total amount of the impaired loans at that date.  These loans were primarily commercial real estate loans isolated to the coastal regions of South Carolina.

The recent downturn in the real estate market has resulted in an increase in loan delinquencies, defaults and foreclosures; however, we believe these trends are slowing. In some cases, this downturn has resulted in a significant impairment to the value of our collateral and ability to sell the collateral upon foreclosure at its appraised value. However, there is a risk that these trends could continue a higher pace.  If real estate values continue to decline, it is also more likely that we would be required to increase its allowance for loan losses.

FIRST RELIANCE BANCSHARES, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - continued

During the nine months ended September 30, 2009, the average investments in impaired loans was $42,248,286 as compared to $4,296,110 during the nine months ended September 30, 2008.  Impaired loans with a specific allocation of the allowance for loan losses totaled $24,378,083 and $5,739,880 at September 30, 2009 and 2008, respectively.  The amount of the specific allocation at September 30, 2009 and 2008 was $3,008,332 and $1,774,074, respectively.

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

Interest income recognized on impaired loans for the nine months ended September 30, 2009 and 2008 was $1,574,723 and $357,277, respectively.

Deposits and Other Interest-Bearing Liabilities

Average interest-bearing liabilities increased $63,245,854, or 12.57%, to $566,327,609 for the nine months ended September 30, 2009, from $503,081,755 for the nine months ended September 30, 2008.

Deposits

For the nine months ended September 30, 2009 and 2008, average total deposits were $530,759,028 and $450,903,391, respectively, which is an increase of $79,855,637, or 17.71%.  At September 30, 2009 and December 31, 2008, total deposits were $570,862,203 and $461,135,384, respectively, an increase of $109,726,819, or 23.79%.

Average interest-bearing deposits increased $79,301,508, or 19.53%, to $485,409,972 for the nine months ended September 30, 2009, from $406,108,464 for the nine months ended September 30, 2008.

The average balance of non-interest bearing deposits increased $554,129, or 1.24%, to $45,349,056 for the nine months ended September 30, 2009, from $44,794,927 for the nine months ended September 30, 2008.

The following table shows the average balance amounts and the average rates paid on deposits held by us for the nine months ended September 30, 2009 and 2008.

	2009		2008
	Average	Average	Average	Average
	Amount	Rate	Amount	Rate
Noninterest bearing demand deposits	$45,349,056	0.00%	$44,794,927	0.00%
Interest bearing demand deposits	37,051,911	0.58	28,487,055	0.64
Savings accounts	102,778,863	1.75	93,318,495	2.36
Time deposits	345,579,198	3.08	284,302,914	4.17

	$530,759,028	2.38%	$450,903,391	3.16%

Core deposits, which exclude time deposits of $100,000 or more, provide a relatively stable funding source for our loan portfolio and other earning assets.  Core deposits were $377,579,150 and $323,690,517 at September 30, 2009 and December 31, 2008, respectively.  This represented an increase of $53,888,633, or 16.65%.  The increase in core deposits resulted from successful pricing and marketing promotions.

Included in time deposits $100,000 and over, at September 30, 2009 and December 31, 2008 are brokered time deposits of $127,629,000 and $96,652,000, respectively.  We anticipate being able to either renew or replace brokered deposits when they mature, although we may not be able to replace them with deposits with the same terms or rates.

FIRST RELIANCE BANCSHARES, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - continued

Deposits, and particularly core deposits, have been our primary source of funding and have enabled us to meet successfully both our short-term and long-term liquidity needs.  We anticipate that such deposits will continue to be our primary source of funding in the future.  However, advances from the Federal Home Loan Bank are being used as an alternative source of funds.  Our loan-to-deposit ratio was 74.92% and 101.70% at September 30, 2009 and December 31, 2008, respectively.

All of our time deposits are certificates of deposits.  The maturity distribution of our time deposits of $100,000 or more at September 30, 2009 was as follows:

Three months or less	$10,906,578
Over three through twelve months	45,913,664
Over one year through three years	69,069,979
Over three years	67,392,832

Total	$193,283,053

Borrowings

The following table outlines our various sources of borrowed funds during the nine months ended September 30, 2009 and the year ended December 31, 2008, the amounts outstanding at the end of each period, at the maximum point for each component during the periods and on average for each period, and the average interest rate that we paid for each borrowing source.  The maximum month-end balance represents the high indebtedness for each component of borrowed funds at any time during each of the periods shown.

	Maximum
	Outstanding	Weighted
(Dollars in thousands)	at any	Average	Average	Ending	Period
	Month End	Balance	Interest Rate	Balance	End Rate
At or for the nine months ended September 30, 2009
Securities sold under agreement to repurchase	$7,664	$2,719	0.06%	$873	0.25%
Advances from Federal Home Loan Bank	93,500	65,875	3.38	48,000	3.95
Federal funds purchased	243	27	0.82	-	-
Note payable	6,950	1,986	2.35	-	-
Junior subordinated debentures	10,310	10,310	5.86	10,310	5.93

At or for the year ended December 31, 2008
Securities sold under agreement to repurchase	$9,291	$7,845	1.54%	$8,197	0.25%
Advances from Federal Home Loan Bank	83,500	72,617	3.77	78,000	3.43
Federal funds purchased	11,482	4,359	2.99	-	-
Note payable	6,950	3,389	4.01	6,950	2.00
Junior subordinated debentures	10,310	10,310	5.97	10,310	5.93

FIRST RELIANCE BANCSHARES, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - continued

Capital Resources

Total shareholders' equity at September 30, 2009 and December 31, 2008 was $51,434,781 and $37,425,758, respectively.  The $14,009,023 increase during the first nine months of 2009 resulted primarily from the issuance of $15,349,000 of preferred stock to the United States Treasury under the Troubled Asset Relief Program Capital Purchase Program.  See Note 6 of the condensed consolidated financial statements, which described the terms of the preferred stock issued to the Treasury.

The following table shows the return on average assets (net income (loss) divided by average total assets), return on average equity (net income (loss) divided by average equity), and equity to assets ratio (average equity divided by average total assets) for the nine months ended September 30, 2009 and 2008.  Since our inception, we have not paid cash dividends on common stock.

	September 30,	September 30,
	2009	2008
Return on average assets	(0.30)%	0.52%
Return on average equity	(4.13)%	8.01%
Average equity to average assets ratio	7.21%	6.44%

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

The Company and its bank subsidiary are also required to maintain capital at a minimum level based on quarterly average assets, which is known as the leverage ratio.  Only the strongest banks are allowed to maintain capital at the minimum requirement of 3%.  All others are subject to maintaining ratios 1% to 2% above the minimum.

The following table sets forth the Company's and its bank subsidiary various capital ratios at September 30, 2009 and at December 31, 2008.  For all periods, the Company’s bank subsidiary was considered "well capitalized" and the Company met or exceeded its regulatory capital requirements applicable to bank holding companies.

	September 30 , 2009		December 31, 2008
	Holding		Holding
	Company	Bank	Company	Bank
Tier 1 capital (to risk-weighted assets)	12.71%	11.88%	10.73%	9.60%

Total capital (to risk-weighted assets)	13.96%	13.14%	11.97%	10.86%

Leverage or Tier 1 capital (to total average assets)	8.81%	8.23%	9.28%	8.18%

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

Off-Balance Sheet Risk
Through our operations, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time.  At September 30, 2009, we had issued commitments to extend credit of $40.0 million and standby letters of credit of $2.6 million through various types of commercial lending arrangements.  Approximately $32.4 million of these commitments to extend credit had variable rates.

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at September 30, 2009.

		After One	After Three
	Within	Through	Through		Greater
	One	Three	Twelve	Within	Than
(Dollars in thousands)	Month	Months	Months	One Year	One Year	Total

Unused commitments to extend credit	$4,865	$71	$10,814	$15,750	$24,212	$39,962
Standby letters of credit	542	350	93	985	1,598	2,583
Total	$5,407	$421	$10,907	$16,735	$25,810	$42,545

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

We were asset sensitive during most of the year ended December 31, 2008 and during the nine months ended September 30, 2009.  As of September 30, 2009, we expect to be liability sensitive for the next three months because a majority of our deposits reprice over a 12-month period.  Approximately 55% of our loans were variable rate loans at September 30, 2009.  The ratio of cumulative gap to total earning assets after 12 months was (37.78%) because $197.2 million more assets will reprice in a 12 month period than liabilities.   However, our gap analysis is not a precise indicator of our interest sensitivity position.  The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally.  For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but those rates are viewed by us as significantly less interest-sensitive than market-based rates such as those paid on noncore deposits.  Net interest income may be affected by other significant factors in a given interest rate environment, including changes in the volume and mix of interest-earning assets and interest-bearing liabilities.

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

At September 30, 2009, our liquid assets, consisting of cash and due from banks, amounted to $115.7 million, or 16.91% of total assets.  Our investment securities, excluding nonmarketable securities, at September 30, 2009 amounted to $79.0 million, or 11.55% of total assets.  Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner.  However, 100% of our securities are pledged against unused FHLB borrowing lines, the Federal Reserve line of credit, and other required deposit accounts.  At December 31, 2008, our liquid assets, consisting of cash and due from banks, amounted to $5.7 million, or 0.95% of total assets.  Our investment securities, excluding nonmarketable securities, at December 31, 2008 amounted to $76.3 million, or 12.65% of total assets.  However, $73.2 million of these securities were pledged.

Our ability to maintain and expand our deposit base and borrowing capabilities serves as our primary source of liquidity.  We plan to meet our future cash needs through the liquidation of temporary investments, the generation of deposits, and from additional borrowings.  In addition, we will receive cash upon the maturity and sale of loans and the maturity of investment securities.  During most of 2008 and the first nine months of 2009, as a result of historically low rates that were being earned on short-term liquidity investments, we maintained a lower than normal level of short-term liquidity securities.  Additionally, we maintain four federal funds purchased lines of credit with correspondent banks, giving us credit availability totaling approximately $17.0 million, for which there were no borrowings against the lines at September 30, 2009.  We are also a member of the Federal Home Loan Bank of Atlanta, from which applications for borrowings can be made for leverage purposes.  The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the bank be pledged to secure any advances from the FHLB. The Company has an available line to borrow funds from the Federal Home Loan Bank up to 30% of the bank’s total assets which provide additional available funds of $204.5 million at September 30, 2009.  At September 30, 2009, the bank had $48.0 million outstanding in FHLB advances. Additionally, the Company has an available line of credit at the Federal Reserve of $28.1 million.  At September 30, 2009, there were no borrowings against this line. We believe that sources described above will be sufficient to meet our future liquidity needs.

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

FIRST RELIANCE BANCSHARES, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - continued

Interest Sensitivity Analysis

The following table sets forth information regarding our rate sensitivity as of September 30, 2009 for each of the time intervals indicated. The information in the table may not be indicative of our rate sensitivity position at other points in time.  In addition, the maturity distribution indicated in the table may differ from the contractual maturities of the earning assets and interest-bearing liabilities presented due to consideration of prepayment speeds under various interest rate change scenarios in the application of the interest rate sensitivity methods described above.

September 30, 2009
		After One	Three		Greater Than
		Through	Through		One Year or
	Within One	Three	Twelve	Within One	Non-
(Dollars in thousands)	Month	Months	Months	Year	Sensitive	Total

Assets
Interest-earning assets
Loans	$56,327	$31,319	$83,427	$171,073	$256,599	$427,672
Loans held for sale	-	-	-	-	9,818	9,818
Securities, taxable	-	-	-	-	36,474	36,474
Securities, nontaxable	-	-	-	-	42,555	42,555
Nonmarketable securities	4,812	-	-	4,812	-	4,812
Time deposits in other banks	-	-	251	251	-	251
Investment in trust	-	-	-	-	310	310

Total earning assets	61,139	31,319	83,678	176,136	345,756	521,892

Liabilities
Interest-bearing liabilities
Interest-bearing deposits:
Demand deposits	$41,312	$-	$-	$41,312	$-	$41,312
Savings deposits	114,003	-	-	114,003	-	114,003
Time deposits	30	48,938	146,135	195,103	177,252	372,355

Total interest-bearing deposits	155,345	48,938	146,135	350,418	177,252	527,670
Federal Home Loan Bank Advances	-	14,000	8,000	22,000	26,000	48,000
Junior subordinated debentures	-	-	-	-	10,310	10,310
Repurchase agreements	873	-	-	873	-	873
Total interest-bearing Liabilities	156,218	62,938	154,135	373,291	213,562	586,853
Period gap	$(95,079)	$(31,619)	$(70,457)	$(197,155)	$132,194

Cumulative gap	$(95,079)	$(126,698)	$(197,155)	$(197,155)	$(64,961)

Ratio of cumulative gap to total earning assets	(18.22)%	(24.28)%	(37.78)%	(37.78)%	(12.45)%

FIRST RELIANCE BANCSHARES, INC.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

See "Market Risk" and "Liquidity and Interest Rate Sensitivity" in Item 2, Management Discussion and Analysis of Financial Condition and Results of Operations, for quantitative and qualitative disclosures about market risk, which information is incorporated herein by reference.

Item 4.  Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, our chief executive officer and chief financial officer have evaluated the effectiveness of our disclosure controls and procedures (“Disclosure Controls”).  Disclosure Controls, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

FIRST RELIANCE BANCSHARES, INC.

Part II - Other Information

Item 1.  Legal Proceedings

There are no material, pending legal proceedings to which the Company or its bank subsidiary is a party or of which any of their property is the subject.

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

FIRST RELIANCE BANCSHARES, INC.

Date: November 13 2009	By:	/s/ F.R. SAUNDERS, JR.
F. R. Saunders, Jr.
President & Chief Executive Officer

Date: November 13, 2009	By:	/s/ JEFFERY A. PAOLUCCI
Jeffery A. Paolucci
Senior Vice President and Chief Financial Officer