Form 10-K
period 2009-12-31
FIRST RELIANCE BANCSHARES INC
filed 2010-03-31
CIK 1172102

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009
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
Large accelerated filer ☐  Accelerated filer ☐   Non-accelerated filer ☐   Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The aggregate market value of the registrant’s outstanding common stock held by nonaffiliates of the registrant as of June 30, 2009 was approximately $11.0 million, based on the registrant’s closing sales price of $3.50 as reported on the Over-the Counter Bulletin Board on June 30, 2009.  There were 3,582,691 shares of the registrant’s common stock outstanding as of March 24, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated

Annual Report to Shareholders for the Year Ended December 31, 2009	Part II
Proxy Statement for the Annual Meeting of Shareholders to be held June 17, 2010	Part III

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

General

The Company was incorporated under the laws of the State of South Carolina on April 12, 2001 to be the holding company for the Bank, and the Company acquired all of the shares of the Bank on April 1, 2002 in a statutory share exchange.  The Bank, a South Carolina banking corporation, is the Company’s only subsidiary, and the Company conducts no business other than through its ownership of the Bank.  The Company has no indirect subsidiaries or special purpose entities.  The Bank commenced operations in August 1999 and currently operates out of its main office and five branch offices.  The Bank serves the Florence, Lexington, Charleston, and West Columbia areas in South Carolina as an independent, community-oriented commercial bank emphasizing high-quality, responsive and personalized service.  The Bank provides a broad range of consumer and business banking services, concentrating on individuals and small and medium-sized businesses desiring a high level of personalized services.

The Company’s stock is traded on the OTC Bulletin Board under the symbol “FSRL.”  Information about the Company is available on our website at www.firstreliance.com.  Information on the Company’s website is not incorporated by reference and is not a part of this Report.

Location and Service Area

The executive or main office facilities of the Company and the Bank are located at 2170 W. Palmetto Street, Florence, South Carolina 29501.  The Bank also has branches located at 411 Second Loop Road, Florence, South Carolina; 801 North Lake Drive, Lexington, South Carolina; 800 South Shelmore Boulevard, Mount Pleasant, South Carolina; 25 Cumberland Street, Suite 101, Charleston, South Carolina; and 2805A Sunset Boulevard, West Columbia, South Carolina.   The Bank’s primary market areas are the cities of Florence, Lexington, West Columbia, and Charleston, and the surrounding areas.

According to United States Census Bureau estimates, in 2008, Florence County had an estimated population of 132,800.  Florence County, which covers approximately 805 square miles, is located in the eastern portion of South Carolina and is bordered by Darlington, Marlboro, Dillon, Williamsburg, Marion, Clarendon, Sumter, and Lee Counties.  Florence County has a number of large employers, including, Wellman, Inc., Honda, Nan Ya Plastics, ESAB, McLeod Regional Medical Center, and Carolinas Medical Center.  The principal components of the economy of Florence County are the wholesale and retail trade sector, the manufacturing sector, the services sector and the financial, insurance and real estate sector.

According to the United States Census Bureau, Lexington County had an estimated population in 2008 of 248,518.  The primary market area is the City of Lexington and the surrounding areas of Lexington County, South Carolina.  Lexington County is centrally located in the Midlands of South Carolina just outside the capital city in Columbia and is bordered by Richland, Newberry, Saluda, Aiken, Orangeburg, and Calhoun Counties.  Lexington County has a number of large employers, including, Westinghouse Electric Corporation, Michelin North America, Winnsboro Assembly Opera, Amick Farms, Inc., and Bose Corporation.  Lexington County is a major transportation crossroads for the Midlands with I-26, I-77, and I-20 bordering or running through the county.  The Columbia Metropolitan Airport is located in Lexington County, just 10 miles from the town of Lexington, and is the Southeastern hub for the United Parcel Service.  The principal components of the economy of Lexington County are the wholesale and retail trade sector, the manufacturing sector, the government sector, the services sector and the financial, insurance and real estate sector.

The United States Census Bureau estimates that in 2008, Charleston County had a population of 348,046 and the Metro Area had a population of 644,506.  Charleston is located on the central and southern east coast surrounded by Berkley and Dorchester counties.  Major employers in the area include the United States Navy, the Medical University of South Carolina, and the Charleston Air Force Base.

Our Business Strategy

The Bank’s goal is to be the largest, most profitable bank in South Carolina. First Reliance is committed to earning customer loyalty by providing customers with products and services that fit their individual needs through differentiated banking services, convenience, and programs in the market place. The customer experience in all these areas is delivered through our marketing tag line “Easy to Do Business With.” The Bank also focuses on three primary customers segments, Middle America, Gen "Y," and small business.  As customer loyalty grows, customer actions drive growth and profitability.  Customers who do more business with the Bank provide a cost effective source of new business as customers refer family and friends.

Our business strategy also involves the following:

•	Focus on our communities:

o	Founded in 1999, First Reliance is one of the only locally owned and operated banks in Florence, South Carolina;

o	We are one of the fastest-growing banks in South Carolina, with assets of nearly $700 million, and over 145 highly talented employees;
o	We are headquartered in Florence, and span the Columbia, Lexington and Charleston regions of South Carolina; and
o	Our hallmarks are exceptional customer service, convenience, and custom-designed programs that fit the needs of the communities we serve.

•	Strong leadership:

o	First Reliance has a well-seasoned, veteran leadership team, with an average of 30 years of banking experience;
o	Our board of directors is composed of successful professionals, businesspeople, and entrepreneurs – all of whom live in markets served and have a vital interest in the Bank’s long-term success; and
o	The Bank has a board of advisors comprised of well-known professionals and community leaders who contribute to our growth through referrals and networking.

•	A belief that “There’s More to Banking than Money,”™ meaning:

o	Banking is not just about dollars and cents, it is about customer service;
o	We serve hard-working Americans who prefer to bank with people who understand their needs, and who are committed to helping them achieve their financial goals; and
o	We are deeply committed to this brand promise and, as a result, we have earned a consistent customer satisfaction rating of 98%.

•	An intent to capitalize on opportunities arising from adversity:

o	We recognized the economic downturn early in 2008 and developed a strategic plan to ensure that First Reliance would remain a safe and sound institution;
o	During six months of 2009, First Reliance had achieved a 17% growth in total customer households compared to 2.8% customer household growth for the overall banking industry; and
o	Our growth has been the result of referrals from our customers to friends or family, our strong brand, and our unique programs.

•	Building and maintaining a strong capital base:

o	First Reliance is capitalized above minimum regulatory requirements;
o
During the later part of 2008 and early 2009, when the economy was in turmoil and there was limited access to the capital markets, we applied for and received $15.3 million in Troubled Assets Relief Program (“TARP”) funding; and

o	Now, as capital markets have started to free up, we believe we have an opportunity to raise capital on terms attractive to us and to new investors.

•	Increasing deposit market share through local core funding:

o	Strong levels of liquidity allow us to meet our customer loan demands;
o	Keeping our deposit gathering local is important to reduce the risk exposure associated with wholesale funding sources; and
o
Our strategic initiatives to attract local deposits and decrease dependence on non-local funding sources have resulted in our attaining the No. 1 deposit market share in the City of Florence and increasing market share in our Lexington and Charleston markets.

•	Consider opportunistic acquisition opportunities in markets with favorable growth characteristics where we have identified experienced bankers to help execute our growth strategy, including:

o	Healthy whole bank and branch acquisitions; and
o	Subject to regulatory approval, FDIC-assisted purchases of failed bank assets and liabilities.

•	Focus on profitability:

o	We implemented several process redesign initiatives in 2008 and 2009 to streamline work flow, ensure higher service quality and provide better risk controls, scale processes and lower operating costs;
o	Our management team is focused on measuring the return on every dollar spent; and
o	As we manage expenses, we expect our profitability to improve.

Lending Activities

General.  The Bank offers a full range of commercial and consumer loans, as well as real estate, construction, and acquisition loans.  Commercial loans are extended primarily to small and middle market customers.  Such loans include both secured and unsecured loans for working capital needs (including loans secured by inventory and accounts receivable), business expansion (including acquisition of real estate and improvements), asset acquisition and agricultural purposes.  Commercial term loans generally will not exceed a five-year maturity and may be based on a ten or fifteen-year amortization.  The extensions of term loans are based upon (1) the ability and stability of current management; (2) earnings and trends in cash flow; (3) earnings projections based on reasonable assumptions; (4) the financial strength of the industry and the business itself; and (5) the value and marketability of the collateral.  In considering loans for accounts receivable and inventory, the Bank generally uses a declining scale for advances based on an aging of the accounts receivable or the quality and utility of the inventory.  With respect to loans for the acquisition of equipment and other assets, the terms depend on the economic life of the respective assets.

Loan Limits and Approval. The Bank’s lending activities are subject to a variety of lending limits imposed by federal law.  Under South Carolina law, loans by the Bank to a single customer may not exceed 7.5% of the Bank’s unimpaired capital, except that by two-thirds vote of the directors of the Bank such limit may be increased to 15% of the Bank’s unimpaired capital.  The Bank’s Board of Directors has approved that increase in its lending limit.  Based on the Bank’s unimpaired capital as of December 31, 2009, the Bank’s lending limit to a single customer is approximately $8.7 million.  Even with the increase, the size of the loans that the Bank is able to offer to potential customers is less than the size of the loans that the Bank’s competitors with larger lending limits are able to offer.  This limit affects the ability of the Bank to seek relationships with the area’s larger businesses.  However, the Bank may request other banks to participate in loans to customers when requested loan amounts exceed the Bank’s legal lending limit.

Allowance for Loan Losses.  We maintain an allowance for loan losses, which has been established through a provision for loan losses charged against income.  We charge loans against this allowance when we believe that the collectibility of the loan is unlikely.  The allowance is an estimated amount that we believe is adequate to absorb losses inherent in the loan portfolio based on evaluations of its collectibility.  As of  December 31, 2009, our allowance for loan losses equaled approximately 2.38% of the average outstanding balance of our loans.  Over time, we will base the loan loss reserves on our evaluation of factors including: changes in the nature and volume of the loan portfolio, overall portfolio quality, specific problem loans and commitments, and current anticipated economic conditions that may affect the borrower’s ability to pay.

Loan Distribution.  As of December 31, 2009, the composition of our loan portfolio by category was approximately as follows :

Industry Categories	Percentage (%)

Real estate secured	86.41%

Commercial and industrial	11.28%

Consumer loans	1.95%

Other loans	0.36%

Total	100%

Real Estate Secured.  The Bank has established a mortgage loan division through which it has broadened the range of services that it offers to its customers.  The mortgage loan division originates secured real estate loans to purchase existing or to construct new homes and to refinance existing mortgages.  The following are the types of real estate loans originated by the Bank and the general loan-to-value limits set by the Bank with respect to each type.

•	Raw Land	65%

•	Land Development	75%

•	Commercial, multifamily and other nonresidential construction	80%

•	One to four family residential construction	85%

•	Improved property	85%

•	Owner occupied, one to four family and home equity	90% (or less)

•	Commercial property	80% (or less)

As of December 31, 2009, total loans secured by first or second mortgages on real estate comprised approximately 86.4% of the Bank’s loan portfolio, and the classification of the mortgage loans of the Bank and the respective percentage of the Bank’s total loan portfolio of each are as follows (dollars in thousands):

Description	Total Amount as of December 31, 2009	Percentage of Total Loan Portfolio
Residential 1-4 family	$57,539	14.15%

Multifamily	$9,963	2.45%

Commercial	$169,993	41.79%

Construction	$77,567	19.08%

Second mortgage	$4,747	1.16%

Equity lines of credit	$31,596	7.77%

Of the loan types listed above, commercial real estate loans are generally more risky because they are the most difficult to liquidate.  Construction loans also involve risks due to weather delays and cost overruns.

The Bank generates additional fee income by selling most of its mortgage loans in the secondary market and cross-selling other products and services to its mortgage customers.  In 2009, the Bank sold mortgage loans in a total amount of approximately $162.1 million, or 97.9% of the total number of mortgage loans originated by the Bank.  The Bank does not originate or hold subprime residential mortgage loans that were originally intended for sale on the secondary mortgage market.

All Federal Housing Agency (“FHA”), Veterans Administration (“VA”) and South Carolina State Housing Finance and Development Authority (“State Housing”) loans sold by the Bank involve the right to recourse. The FHA and VA loans are subject to recourse if the loan shows 60 days or more past due in the first four months or goes in to foreclosure within the first 12 months.  The State Housing loans are subject to recourse if the loan becomes delinquent prior to purchase by State Housing or if final documentation is not delivered within 90 days of purchase.  All investors have a right to require the Bank to repurchase a loan in the event the loan involved fraud.  In 2009, of the 933 loans sold by the Bank, 277 were FHA or VA loans and 53 were State Housing Loans, compared to 2008 where, of the 692 loans sold by the Bank, 53 were FHA or VA loans and 69 were State Housing loans.  Such loans represented 29.7% of the dollar volume or 25.6% of the total number of loans sold by the Bank in 2009.

In addition, an increase in interest rates may decrease the demand for consumer and commercial credit, including real estate loans.  Gross fees from residential mortgage originations were $2.0 million in 2009.

Commercial and Industrial.  As of December 31, 2009, $45.9 million, or 11.28% of the Bank’s total loan portfolio, was comprised of commercial and industrial loans.  Commercial loans involve significant risk because there is generally a small market available for an asset held as collateral that needs to be liquidated.  Commercial loans for working capital needs are typically difficult to monitor.  We focus our efforts on commercial loans of less than $3 million.  Working capital loans typically have terms not exceeding one year and are usually secured by accounts receivable, inventory, or personal guarantees of the principals of the business.  For loans secured by accounts receivable or inventory, principal is typically repaid as the assets securing the loan are converted into cash, and in other cases principal is typically due at maturity.

Consumer.  The Bank makes a variety of loans to individuals for personal and household purposes, including secured and unsecured installment loans and revolving lines of credit such as credit cards.  Installment loans typically carry balances of less than $50,000 and are amortized over periods up to 60 months.  Consumer loans are offered on a single maturity basis where a specific source of repayment is available.  Revolving loan products typically require monthly payments of interest and a portion of the principal.

As of December 31, 2009, the classification of the consumer loans of the Bank and the respective percentage of the Bank’s total loan portfolio of each were as follows (dollars in thousands):

Description	Total Outstanding as of December 31, 2009	Percentage of Total Loan Portfolio
Individuals (household, personal, single pay, installment and other)	$7,295	0.02%

Individuals (household, family, personal credit cards and overdraft protection)	$648	0.001%

All other consumer loans	$—	—%

The risks associated with consumer lending are largely related to economic conditions and increase during economic downturns.  Other major risk factors relating to consumer loans include high debt to income ratios and poor loan-to-value ratios.  All of the consumer loans set forth above require a debt service income ratio of no greater than 36% based on gross income.

 Deposit Services

The Bank offers a full range of deposit services that are typically available in most banks and savings and loan associations, including checking accounts, NOW accounts, savings accounts and other time deposits of various types, ranging from money market accounts to longer-term certificates of deposit.  The transaction accounts and time certificates are tailored to the Bank’s principal market area at rates competitive to those offered by other banks in the area.  In addition, the Bank offers certain retirement account services, such as Individual Retirement Accounts (“IRAs”).  The Bank also offers free courier service for business accounts and offers remote deposit capture.   The Bank solicits deposit  accounts from individuals, businesses, associations and organizations and, governmental authorities.   All deposit accounts are insured by the FDIC up to the maximum amount allowed by law.  See “Supervision and Regulation.”

Other Banking Services

The Bank focuses heavily on personal customer service and offers a full range of financial services.  Personal products include free checking, and savings accounts, money market accounts, CDs and IRAs, and personal mortgage loans, while business products include free checking and savings accounts, commercial lending services, money market accounts,  cash management services including remote deposit capture  and business deposit courier service.  The Bank also offers wholesale mortgage, title insurance and provides Internet banking and e-statements, electronic bill paying services, free ATMs, free coin machines at all branches, and an overdraft privilege to its customers.

Investments

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

Other Services

In addition to its banking and investment services, the Bank offers securities brokerage services and life insurance products to its customers through a networking arrangement with an independent registered broker-dealer firm.

Competition

The Bank faces strong competition for deposits, loans, and other financial services from numerous other banks, thrifts, credit unions, other financial institutions, and other entities that provide financial services, some of which are not subject to the same degree of regulation as the Bank.  Because South Carolina law permits statewide branching by banks and savings and loan associations, many financial institutions in the state have extensive branch networks.  In addition, subject to certain conditions, South Carolina law permits interstate banking.  Reflecting this opportunity provided by law plus the growth prospects of the Charleston, Florence, and Lexington markets, all of the five largest (in terms of local deposits) commercial banks in our market are branches of or affiliated with regional or super-regional banks.

According to the FDIC, as of June 30, 2009, 30 banks and 6 savings institutions operated 262 offices within Charleston, Florence, and Lexington Counties.  All of these institutions aggressively compete for business in the Bank’s market area.  Some of these competitors have been in business for many years have established customer bases, are larger than the Bank, have substantially higher lending limits than the Bank has and are able to offer certain services, including trust and international banking services, that the Bank is able to offer only through correspondents, if at all.

The Bank currently conducts business principally through its six branches in Charleston, Florence, and Lexington Counties, South Carolina.  Based upon data available on the FDIC’s website as of June 30, 2009, the Bank’s total deposits ranked sixth among financial institutions in our market area, representing approximately 4.51% of the total deposits in our market area.  The table below shows our deposit market share in the counties we serve according to data from the FDIC website as of June 30, 2009.

Market	Number of Branches	Our Market Deposits	Total Market Deposits	Ranking	Market Share Percentage
		(in millions)
South Carolina (by county):
Charleston County	2	$72	$7,693	16	0.94%
Florence County	2	395	2,126	2	18.57
Lexington County	2	110	2,971	8	3.71

First Reliance Bank (statewide)	6	$580	$69,795	17	0.83%

The Bank competes based on providing its customers with high-quality, prompt, and knowledgeable personalized service at competitive rates, which is a combination that the Bank believes customers generally find lacking at larger institutions.  The Bank offers a wide variety of financial products and services at fees that it believes are competitive with other financial institutions.

Employees

On December 31, 2009, the Bank had 118 full-time employees and 25 part-time employees.  The executive officers of the Company also serve as executive officers of and are compensated by the Bank.  The Company has no employees.

Legal Proceedings

Neither the Company nor any of its properties are subject to any material legal proceedings.

SUPERVISION AND REGULATION

We are subject to extensive state and federal banking regulations that impose restrictions on and provide for general regulatory oversight of our operations.  These laws generally are intended to protect depositors and not shareholders.  Legislation and regulations authorized by legislation influence, among other things:

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

First Reliance Bancshares, Inc.

Because we own all of the capital stock of First Reliance Bank, we are a bank holding company under the federal Bank Holding Company Act of 1956.  As a result, we are primarily subject to the supervision, examination and reporting requirements of the Bank Holding Company Act and the regulations of the Board of Governors of the Federal Reserve System (the “Federal Reserve”).  As a bank holding company located in South Carolina, the SC State Board of Financial Institutions also regulates and monitors all significant aspects of our operations.

Acquisitions of Banks.  The Bank Holding Company Act requires every bank holding company to obtain the prior approval of the Federal Reserve before:

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

Our common stock is registered under Section 12 of the Securities Exchange Act of 1934.  The regulations provide a procedure for challenging rebuttable presumptions of control.

Permitted Activities.  The Bank Holding Company Act has generally prohibited a bank holding company from engaging in activities other than banking or managing or controlling banks or other permissible subsidiaries and from acquiring or retaining direct or indirect control of any company engaged in any activities other than those determined by the Federal Reserve to be closely related to banking or managing or controlling banks as to be a proper incident thereto.  Provisions of the Gramm-Leach-Bliley Act have expanded the permissible activities of a bank holding company that qualifies as a financial holding company.  Under the regulations implementing the Gramm-Leach-Bliley Act, a financial holding company may engage in additional activities that are financial in nature or incidental or complementary to financial activities.  Those activities include, among other activities, certain insurance and securities activities.

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

South Carolina Law.   As a bank holding company with its principal offices in South Carolina, the Company is subject to limitations on sale or merger and to regulation by the South Carolina State Board of Financial Institutions (the “SC State Board”).  The Company must receive the approval of the SC State Board prior to acquiring control of a bank or bank holding company or all or substantially all of the assets of a bank or a bank holding company.  The Company also must file with the SC State Board periodic reports with respect to its financial condition, operations and management, and the intercompany relationships between the Company and its subsidiaries.

TARP Participation.  On October 14, 2008, the U.S. Treasury announced the capital purchase component of TARP.  This program was instituted by the U.S. Treasury pursuant to the Emergency Economic Stabilization Act of 2008, which provides up to $700 billion to the U.S. Treasury to, among other things, take equity ownership positions in financial institutions.  The TARP capital purchase program is intended to encourage financial institutions to build capital and thereby increase the flow of financing to businesses and consumers.  We participated in the capital purchase component of TARP.

Use of TARP Proceeds.  On March 6, 2009, the Company received an investment of $15.3 million  under the Troubled Asset Relief Program-Capital Purchase Program (“CPP”).  The CPP funds were initially placed in the Company’s demand deposit account with the Bank, providing liquidity to the Bank while preserving the Company’s flexibility in how to best support the Bank, including the Bank’s lending efforts.  On March 20, 2009, the Company contributed $7.8 million to the Bank as capital, increasing the Bank’s capital level from 10.75% of total risk weighted assets to 12.23% of total risk weighted assets.  Due to the Bank’s capital policy, which requires the Bank to maintain no less than 10% capital, the CPP proceeds enabled the Bank to increase its lending capacity by approximately $78 million.  The Company is ready to contribute additional funds as capital to the Bank to support further increases in lending when and if loan demand increases.  We believe the CPP funds have strengthened the Bank’s capacity to respond to the legitimate credit needs of our customers and communities.  We have advised our customers, employees and community of our commitment to support our communities’ growth and of our receipt of CPP funds, which strengthens our ability to make loans.  By protecting our capital ratios with the CPP injection we have not found it necessary to send good customers away.  We are in a recession and loan demand is lower than in recent years, but we remain committed to supporting the future growth of our markets.  The CPP proceeds give us the flexibility and strength to pursue these and other legitimate credit requests.  CPP funds have not only provided us with additional lending capacity, but have also permitted us to strengthen our balance sheet.  That strength allows us the flexibility to offer innovative programs, such as Hometown Heroes checking account with embedded loan program offers.  We also received statewide recognition for lending performance in 2009, receiving Lender of the Year honors from the South Carolina Finance and Housing Authority.

First Reliance Bank

Because the Bank is a commercial bank chartered under the laws of the State of South Carolina, it is primarily subject to the supervision, examination and reporting requirements of the FDIC and the SC State Board.  The FDIC and the SC State Board regularly examine the Bank’s operations and have the authority to approve or disapprove mergers, the establishment of branches and similar corporate actions.  Both regulatory agencies have the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law.  Additionally, the Bank’s deposits are insured by the FDIC to the maximum extent provided by law.  The Bank is also subject to numerous state and federal statutes and regulations that affect our business, activities and operations.

South Carolina Law.  Commercial banks chartered in South Carolina have only those powers granted by law or the regulations of the SC State Board.  State law sets specific requirements for bank capital and regulates deposits in and loans and investments by banks, including the amounts, types and, in some cases, rates.  In addition, the SC State Board regulates, among other activities, the payment of dividends, the opening of branches, loans to officers and directors, record keeping and the use of automated teller machines.  The SC State Board periodically examines state banks to determine their compliance with the law and regulations, and state banks must make periodic reports of their condition to the SC State Board.

Prompt Corrective Action.   The Federal Deposit Insurance Corporation Improvement Act of 1991 establishes a system of prompt corrective action to resolve the problems of undercapitalized financial institutions.  Under this system, the federal banking regulators have established five capital categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) in which all institutions are placed.  Federal banking regulators are required to take various mandatory supervisory actions and are authorized to take other discretionary actions with respect to institutions in the three undercapitalized categories.  The severity of the action depends upon the capital category in which the institution is placed.  Generally, subject to a narrow exception, the banking regulator must appoint a receiver or conservator for an institution that is critically undercapitalized.  The federal banking agencies have specified by regulation the relevant capital level for each category.  As of December 31, 2009, the Bank qualified for the well-capitalized category.

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

FDIC Insurance Assessments.  The FDIC is an independent agency of the United States government that uses the Deposit Insurance Fund to protect against the loss of insured deposits if an FDIC-insured bank or savings association fails. The FDIC must maintain the Deposit Insurance Fund within a range between 1.15 percent and 1.50 percent of all insured deposits.  The FDIC has adopted a risk-based assessment system for insured depository institutions that accounts for the risks attributable to different categories and concentrations of assets and liabilities.  The system is designed to assess higher rates on those institutions that pose greater risks to the Deposit Insurance Fund.  The FDIC places each institution in one of four risk categories using a two-step process based first on capital ratios (the capital group assignment) and then on other relevant information (the supervisory group assignment).  Within the lowest risk category, Risk Category I, rates vary based on each institution’s CAMELS component ratings, certain financial ratios, and long-term debt issuer ratings, if any.

Capital group assignments are made quarterly and an institution is assigned to one of three capital categories: (1) well capitalized, (2) adequately capitalized, or (3) undercapitalized.  These three categories are substantially similar to the prompt corrective action categories described above, with the “undercapitalized” category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes.  The FDIC also assigns an institution to one of three supervisory subgroups based on a supervisory evaluation that the institution’s primary federal banking regulator provides to the FDIC and information that the FDIC determines to be relevant to the institution’s financial condition and the risk posed to the deposit insurance funds.

For 2008, assessments ranged from 5 to 43 cents per $100 of deposits, depending on the institution’s risk category.  Institutions in the lowest risk category, Risk Category I, were charged a rate between 5 and 7 cents per $100 of deposits.  Risk Categories II, III, and IV were charged 10 basis points, 28 basis points and 43 basis points, respectively.

Because the Deposit Insurance Fund reserve fell below 1.15 percent as of June 30, 2008, and was expected to remain below 1.15 percent, the Federal Deposit Insurance Reform Act of 2005 required the FDIC to establish and implement a restoration plan to restore the reserve ratio to no less than 1.15 percent within five years, absent extraordinary circumstances.

On December 16, 2008, the FDIC adopted, as part of its restoration plan, a uniform increase to the assessment rates by 7 basis points (annualized) for the first quarter 2009 assessments.  As a result, institutions in Risk Category I will be charged a rate between 12 and 14 cents per $100 of deposits.  Risk Categories II, III, and IV will be charged 17 basis points, 35 basis points, and 50 basis points, respectively.

On February 27, 2009, the FDIC amended its restoration plan to extend the period for restoration to seven years and further revised the risk-based assessment system.  Starting with the second quarter of 2009, institutions in Risk Category I will have a base assessment rate between 12 and 16 cents per $100 of deposits.  Risk Categories II, III, and IV will be have base assessment rates of 22 basis points, 32 basis points, and 45 basis points, respectively.  These base assessments will be subject to adjustments based on each institution’s unsecured debt, secured liabilities, and use of brokered deposits.  As a result of these adjustments, institutions in Risk Category I will be charged rate between 7 and 24 cents per $100 of deposits.  Risk Categories II, III, and IV will be charged between 17 and 43 basis points, 27 and 58 basis points, and 40 and 77.5 basis points, respectively.

Under a final rule adopted on May 22, 2009, the FDIC imposed an emergency special assessment of 5 basis points of a bank’s assets, less tier 1 capital, as of June 30, 2009, up to a maximum of 10 basis points times the bank’s deposits.  The FDIC may impose additional emergency special assessments of up to 5 basis points of a bank’s assets, less tier 1 capital, thereafter if the reserve ratio is estimated to fall to a level that the FDIC believes would adequately affect public confidence or to a level that is close to zero or negative at the end of a calendar quarter.

On November 12, 2009, the FDIC announced that nearly all FDIC-insured depositor-institutions would be required to prepay their DIF assessments for the next three years on December 30, 2009.  This did not affect the Bank’s reporting of net income, but did have a negative effect on the Bank’s cash flow.  The FDIC has indicated that the prepayment of DIF assessments would be in lieu of additional special assessments.

The FDIC may, without further notice-and-comment, adopt rates that are higher or lower than the stated base assessment rates, provided that the FDIC cannot (i) increase or decrease the total rates from one quarter to the next by more than three basis points, or (ii) deviate by more than three basis points from the stated assessment rates. The FDIC has proposed maintaining current assessment rates through December 31, 2010, followed by a uniform increase in risk-based assessment rates of three basis points effective January 1, 2011.

The FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.

FDIC Temporary Liquidity Guarantee Program.  On October 14, 2008, the FDIC announced that its Board of Directors, under the authority to prevent “systemic risk” in the banking system of the United States, approved the Temporary Liquidity Guarantee Program (“TLGP”). The purpose of the TLGP is to strengthen confidence and encourage liquidity in the banking system.  The TLGP is composed of two components, the Debt Guarantee Program and the Transaction Account Guarantee Program, and institutions had the opportunity, prior to December 5, 2008, to opt-out of either or both components of the TLGP.

The Debt Guarantee Program:  Under the TLGP, the FDIC is permitted to guarantee certain newly issued senior unsecured debt issued through October 31, 2009 by participating financial institutions.  The annualized fee that the FDIC will assess to guarantee the senior unsecured debt varies by the length of maturity of the debt.  For debt with a maturity of 180 days or less (excluding overnight debt), the fee is 50 basis points; for debt with a maturity between 181 days and 364 days, the fee is 75 basis points, and for debt with a maturity of 365 days or longer, the fee is 100 basis points.  The Bank did not opt-out of the Debt Guarantee component of the TLGP.

The Transaction Account Guarantee Program: Under the TLGP, the FDIC is permitted to fully insure non-interest bearing deposit accounts held at participating FDIC-insured institutions, regardless of dollar amount. The temporary guarantee was initially set to expire on December 31, 2009, but on August 26, 2009, the FDIC announced that the program would be extended through June 30, 2010.  For the eligible noninterest-bearing transaction deposit accounts (including accounts swept from a noninterest bearing transaction account into an noninterest bearing savings deposit account), through December 31, 2009, a 10 basis point annual rate surcharge was applied to noninterest-bearing transaction deposit amounts over $250,000.  Starting on January 1, 2010, the assessment will range from 15 to 25 basis points depending on an institution’s Risk Category rating.  Institutions will not be assessed on amounts that are otherwise insured.  The Bank did not opt-out of the Transaction Account Guarantee component of the TLGP for the initial or extension periods.

Community Reinvestment Act.  The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their respective jurisdictions, the federal banking regulators shall evaluate the record of each financial institution in meeting the credit needs of its local community, including low and moderate-income neighborhoods.  These facts are also considered in evaluating mergers, acquisitions and applications to open a branch or facility.  Failure to adequately meet these criteria could impose additional requirements and limitations on the Bank.  Additionally, we must publicly disclose the terms of various Community Reinvestment Act-related agreements.

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

Commercial Real Estate Lending.  Our lending operations may be subject to enhanced scrutiny by federal banking regulators based on its concentration of commercial real estate loans.  On December 6, 2006, the federal banking regulators issued final guidance to remind financial institutions of the risk posed by commercial real estate (“CRE”) lending concentrations.  CRE loans generally include land development, construction loans and loans secured by multifamily property, and nonfarm, nonresidential real property where the primary source of repayment is derived from rental income associated with the property. The guidance prescribes the following guidelines for its examiners to help identify institutions that are potentially exposed to significant CRE risk and may warrant greater supervisory scrutiny:

	total reported loans for construction, land development and other land represent 100% or more of the institutions total capital, or

total commercial real estate loans represent 300% or more of the institution’s total capital, and the outstanding balance of the institution’s commercial real estate loan portfolio has increased by 50% or more.

Other Regulations.  Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws concerning interest rates.  Our loan operations will be subject to federal laws applicable to credit transactions, such as the:

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

•	rules and regulations of the various federal banking regulators charged with the responsibility of implementing these federal laws.

The Bank’s deposit operations are subject to federal laws applicable to depository accounts, such as:

•	Truth-In-Savings Act, requiring certain disclosures of consumer deposit accounts:
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

•	rules and regulations of the various federal banking regulators charged with the responsibility of implementing these federal laws.

Capital Adequacy

We are required to comply with the capital adequacy standards established by the Federal Reserve.  The Federal Reserve has established a risk-based and a leverage measure of capital adequacy for member banks and bank holding companies.

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

The minimum guideline for the ratio of total capital to risk-weighted assets, and classification as adequately capitalized, is 8%.  A bank that fails to meet the required minimum guidelines is classified as undercapitalized and subject to operating and managerial restrictions.  A bank, however, that significantly exceeds its capital requirements and maintains a ratio of total capital to risk-weighted assets of 10% is classified as well capitalized unless it is subject to a regulatory order requiring it to maintain specified capital levels, in which case it is considered adequately capitalized.

Total capital consists of two components:  Tier 1 Capital and Tier 2 Capital.  Tier 1 Capital generally consists of common stockholders’ equity, minority interests in the equity accounts of consolidated subsidiaries, qualifying noncumulative perpetual preferred stock and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and other specified intangible assets.  Tier 1 Capital must equal at least 4% of risk-weighted assets.  Tier 2 Capital generally consists of subordinated debt, other preferred stock and hybrid capital, and a limited amount of loan loss reserves.  The total amount of Tier 2 Capital is limited to 100% of Tier 1 Capital.  Our ratio of total capital to risk-weighted assets and ratio of Tier 1 Capital to risk-weighted assets were 12.78% and 11.52% at December 31, 2009, respectively, compared 13.96% and 12.71%, as of December 31, 2008.

In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies.  These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve risk-based capital measure for market risk.  All other bank holding companies generally are required to maintain a leverage ratio of at least 4%.  At December 31, 2009, our leverage ratio was 8.25%, as compared to 8.81% on December 31, 2008.  The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without reliance on intangible assets.  The Federal Reserve considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities.

Failure to meet capital guidelines could subject a bank and a bank holding company to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on accepting brokered deposits and certain other restrictions on its business.  As described above, significant additional restrictions can be imposed on FDIC-insured depository institutions that fail to meet applicable capital requirements.

Payment of Dividends

The Company is a legal entity separate and distinct from the Bank.  The principal sources of our cash flow, including cash flow to pay dividends to shareholders, are dividends that we receive from the Bank.  Statutory and regulatory limitations apply to the payment of dividends by a subsidiary bank to its bank holding company.

Under South Carolina law, the Bank is authorized to upstream to the Company, by way of a cash dividend, up to 100% of the Bank’s net income in any calendar year without obtaining the prior approval of the SC State Board, provided that the Bank received a composite rating of one or two at the last examination conducted by a state or federal regulatory authority.  All other cash dividends require prior approval by the SC State Board.  South Carolina law requires each state nonmember bank to maintain the same reserves against deposits as are required for a state member bank under the Federal Reserve Act.  This requirement is not expected to limit the ability of the Bank to pay dividends on its common stock.

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

The Company received a capital investment from the U.S. Treasury under the capital purchase component of TARP on March 6, 2009.  Concurrent with the closing of that transaction, the Company became subject to additional limitations on the payment of dividends.  These limitations require, among other things, that (i) all dividends for the securities purchased under TARP be paid before other dividends can be paid (including dividends on Shares of Series C preferred stock sold in this offering) and (ii) the U.S. Treasury must approve any payment of dividends on our common stock for three years following the U.S. Treasury’s investment.

Any future determination relating to dividend policy will be made at the discretion of our Board of Directors and will depend on many of the statutory and regulatory factors mentioned above.

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

The total amount of the above transactions is limited in amount, as to any one affiliate, to 10% of a bank’s capital and surplus and, as to all affiliates combined, to 20% of a bank’s capital and surplus.  In addition to the limitation on the amount of these transactions, each of the above transactions must also meet specified collateral requirements.  We must also comply with other provisions designed to avoid the taking of low-quality assets.

We are subject to the provisions of Section 23B of the Federal Reserve Act which, among other things, prohibit an institution from engaging in the above transactions with affiliates unless the transactions are on terms substantially the same, or at least as favorable to the institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies.

We are subject to restrictions on extensions of credit to our executive officers, directors, principal shareholders and their related interests.  These extensions of credit (1) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties and (2) must not involve more than the normal risk of repayment or present other unfavorable features.

Limitations on Senior Executive Compensation

Because the Company received an investment from the U.S. Treasury under the capital purchase component of TARP, the Company and certain executive officers and employees agreed to certain compensation limitations.  These limitations include:

•	ensuring that executive incentive compensation packages do not encourage excessive risk;

•	subjecting certain executive officers’ and employees’ bonus compensation to “clawback” if the compensation was based on inaccurate financial information or performance metrics; and

•	prohibiting any golden parachute payments to certain executive officers and employees

In addition, the Company agreed not to deduct for tax purposes more than $500,000 for certain executive officers and employees.  These limitations may have a material impact upon certain compensation arrangements we have with our senior executive officers.

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

Effect of Governmental Monetary Policies

The Bank’s earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies.  The Federal Reserve’s monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession.  The monetary policies of the Federal Reserve affect the levels of bank loans, investments and deposits through its control over the issuance of United States government securities, its regulation of the discount rate applicable to member banks, and its influence over reserve requirements to which member banks are subject.  The Bank cannot predict the nature or impact of future changes in monetary and fiscal policies.

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

We may continue to suffer loan losses from a decline in credit quality.

We have sustained and could continue to sustain losses if borrowers, guarantors, and related parties fail to perform in accordance with the terms of their loans.  We have adopted underwriting and credit monitoring procedures and credit policies, including the establishment and review of the allowance for credit losses, which we believe are appropriate to minimize this risk by assessing the likelihood of nonperformance, tracking loan performance, and diversifying our credit portfolio.  These policies and procedures, however, may not prevent unexpected losses that could materially adversely affect our results of operations.

We are subject to the local economies in Charleston, Florence, and Lexington Counties, South Carolina.

Our success depends upon the growth in population, income levels, deposits, and housing starts in our primary market areas. If the communities in which the Bank operates do not grow, or if prevailing economic conditions locally or nationally continue to be unfavorable, our business may not succeed.  Unpredictable economic conditions may have an adverse effect on the quality of our loan portfolio and our financial performance.  Economic recession over a prolonged period or other economic problems in our market areas could have a material adverse impact on the quality of the loan portfolio and the demand for our products and services.  Future adverse changes in the economies in our market areas may have a material adverse effect on our financial condition, results of operations or cash flows.  Further, the banking industry in South Carolina is affected by general economic conditions such as inflation, recession, unemployment and other factors beyond our control.  As a community bank, we are less able to spread the risk of unfavorable local economic conditions than larger or more regional banks.  Moreover, we cannot give any assurance that we will benefit from any market growth or favorable economic conditions in our primary market areas if market growth and favorable economic conditions do occur.

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

As of December 31, 2009, approximately 89.8% of our loans receivable were secured by real estate. Any sustained period of increased payment delinquencies, foreclosures, or losses caused by the adverse market and economic conditions, including the downturn in the real estate market, in our markets will adversely affect the value of our assets, revenues, results of operations and financial condition. Currently, we are experiencing such an economic downturn, and if it continues, our operations could be further adversely affected.

We are subject to increased FDIC deposit insurance assessments that could have an adverse effect on our earnings.

As an insured depository institution, we are required to pay quarterly deposit insurance premium assessments to the FDIC.  These assessments are required to ensure that FDIC deposit insurance reserve ratio is at least 1.15% of insured deposits.  Under the Federal Deposit Insurance Act, the FDIC, absent extraordinary circumstances, must establish and implement a plan to restore the deposit insurance reserve ratio to 1.15% of insured deposits, over a five-year period, when the reserve ratio falls below 1.15%.  The recent failures of numerous financial institutions have significantly increased the Deposit Insurance Fund’s loss provisions, resulting in a decline in the reserve ratio.  The FDIC expects a higher rate of insured institution failures in the next few years, which may result in a continued decline in the reserve ratio.

Market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits. As a result, beginning on January 1, 2009, there was a uniform seven basis points (annualized) increase to the assessments that banks pay for deposit insurance.  The increased assessment rates range from 12 to 50 basis points (annualized) for the first quarter 2009 assessment, which was payable on June 30, 2009.  On April 1, 2009, the FDIC modified the risk-based assessments to account for each institution’s unsecured debt, secured liabilities and use of brokered deposits.  Assessment rates will range from 7 to 77.5 basis points (annualized) starting with the second quarter 2009 assessments, which was payable on November 15, 2009.  In addition, on May 22, 2009, the FDIC adopted a final rule imposing an emergency special assessment of 5 basis points of a bank’s total assets less tier 1 capital as of June 30, 2009, up to a maximum of 10 basis points times the bank’s deposits.  This special assessment was payable on November 15, 2009.

Further, on November 12, 2009, the FDIC announced that it would require banks to prepay their insurance premiums for 2010-2012 on December 30, 2009.  This did not affect the Bank’s reporting of net income, but has a negative effect on the Bank’s cash flow.

It is also possible that the FDIC may impose additional special assessments in the future as part of its restoration plan.  If the FDIC does impose additional special assessments, or otherwise further increases assessment rates, our earnings could be further adversely impacted.

Current and anticipated deterioration in the housing market and the homebuilding industry may lead to increased losses and further worsening of delinquencies and non-performing assets in our loan portfolios. Consequently, our results of operations may be adversely impacted.

There has been substantial industry concern and publicity over decreasing asset quality among financial institutions due in large part to issues related to subprime mortgage lending, declining real estate values and general economic concerns. As of December 31, 2009, our non-performing assets had increased significantly to $34.4 million, or 8.46%, of our loan portfolio plus other real estate owned, compared to $22.1 million, or 4.70%, as of December 31, 2008.  Furthermore, the housing and the residential mortgage markets recently have experienced a variety of difficulties and changed economic conditions.  If market conditions continue to deteriorate, they may lead to additional valuation adjustments on our loan portfolios and real estate owned as we continue to reassess the market value of our loan portfolio, the losses associated with the loans in default and the net realizable value of real estate owned.

The homebuilding industry has experienced a significant and sustained decline in demand for new homes and an oversupply of new and existing homes available for sale in various markets, including some of the markets in which we lend. Our customers who are builders and developers face greater difficulty in selling their homes in markets where these trends are more pronounced.  Consequently, we are facing increased delinquencies and non-performing assets as these builders and developers are forced to default on their loans with us.  We do not know when the housing market will improve, and accordingly, additional downgrades, provisions for loan losses and charge-offs related to our loan portfolio may occur.

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

If our assumptions are wrong, our current allowance may not be sufficient to cover future loan losses, and we may need to make adjustments to allow for different economic conditions or adverse developments in our loan portfolio.  Material additions to our allowance would materially decrease our net income.  As a result of a difficult real estate market, we increased our allowance from $8.2 million as of December 31, 2008 to $9.8 million as of December 31, 2009.  We expect our allowance to continue to fluctuate throughout 2010 and into 2011; however, given current and future market conditions, we can make no assurance that our allowance will be adequate to cover future loan losses.

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

We intend to continue pursuing a growth strategy for our business.  Our prospects must be considered in light of the risks, expenses, and difficulties frequently encountered by companies in significant growth stages of development.  We cannot assure you we will be able to expand our market presence in our existing markets or successfully enter new markets or that any such expansion will not adversely affect our results of operations.  Failure to manage our growth effectively could have a material adverse effect on our business, future prospects, financial condition or results of operations, and could adversely affect our ability to successfully implement our business strategy.  Also, if our growth occurs more slowly than anticipated or declines, our operating results could be materially adversely affected.

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

Our pace of growth and results of operations may require us to raise additional capital in the future, but that capital may not be available when it is needed.

We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations.  We anticipate our capital resources following these offerings will satisfy our capital requirements for the foreseeable future.  We may at some point need to raise additional capital to support our operations and any future growth, as well as to protect against any further deterioration in our loan portfolio.

Recently, the volatility and disruption in the capital and credit markets have reached unprecedented levels.  In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength.  If current levels of market disruption and volatility continue or worsen, our ability to raise additional capital may be disrupted.  If we cannot raise additional capital when needed, our ability to further expand our operations through internal growth and acquisitions could be materially impaired, and our results of operations and financial condition may be adversely affected.

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

Since January 2008, in response to the dramatic deterioration of the subprime, mortgage, credit, and liquidity markets, the Federal Reserve has taken action on seven occasions to reduce interest rates by a total of 400 to 425 basis points, which has reduced our net interest income and will likely continue to reduce this income for the foreseeable future.  Any reduction in our net interest income will negatively affect our business, financial condition, liquidity, operating results, cash flows and, potentially, the price of our securities.  Additionally, throughout 2010, we expect to have continued margin pressure given these historically low interest rates, along with elevated levels of non-performing assets.

Recent negative developments in the financial industry, and the domestic and international credit markets may adversely affect our operations and results.

Negative developments during 2008 and 2009 in the global credit and derivative markets have resulted in uncertainty in the financial markets in general with the expectation of the general economic downturn continuing through 2010.  As a result of this “credit crunch,” commercial as well as consumer loan portfolio performances have deteriorated at many institutions and the competition for deposits and quality loans has increased significantly.  In addition, the values of real estate collateral supporting many commercial loans and home mortgages have declined and may continue to decline. Global securities markets, and bank holding company stock prices in particular, have been negatively affected, as has the ability of banks and bank holding companies to raise capital or borrow in the debt markets.  If these negative trends continue, our business operations and financial results may be negatively affected.

We face strong competition from larger, more established competitors.

The banking business is highly competitive, and we experience strong competition from many other financial institutions.  We compete with commercial banks, credit unions, savings and loan associations, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market funds and other financial institutions that operate in our primary market areas and elsewhere.

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

We continually seek to acquire other financial institutions or parts of those institutions and may continue to engage in de novo branch expansion in the future.  Acquisitions and mergers involve a number of risks, including:

•	the time and costs associated with identifying and evaluating potential acquisitions and merger partners may negatively affect our business;

•	the estimates and judgments used to evaluate credit, operations, management, and market risks with respect to the target institution may not be accurate;

•
the time and costs of evaluating new markets, hiring experienced local management, and opening new offices and the time lags between these activities and the generation of sufficient assets and deposits to support the costs of the expansion may negatively affect our business;

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

In addition, no assurance can be given that we will be able to integrate our operations after an acquisition without encountering difficulties including, without limitation, the loss of key employees and customers, the disruption of our respective ongoing businesses or possible inconsistencies in standards, controls, procedures and policies.  Successful integration of our operations with another entity’s will depend primarily on our ability to consolidate operations, systems, and procedures and to eliminate redundancies and costs.  If we have difficulties with the integration, we might not achieve the economic benefits we expect to result from any particular acquisition or merger.  In addition, we may experience greater than expected costs or difficulties relating to such integration.

Hurricanes or other adverse weather events could negatively affect our local economies or disrupt our operations, which could have an adverse effect on our business or results of operations.

The economy of South Carolina’s coastal region is affected, from time to time, by adverse weather events, particularly hurricanes.  Our Charleston County market area consists primarily of coastal communities, and we cannot predict whether, or to what extent, damage caused by future hurricanes will affect our operations, our customers, or the economies in our banking markets.  However, weather events could cause a decline in loan originations, destruction or decline in the value of properties securing our loans, or an increase in the risks of delinquencies, foreclosures, and loan losses.  Even if a hurricane does not cause any physical damage in our market area, a turbulent hurricane season could significantly affect the market value of all coastal property.

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

As a bank holding company, we are primarily regulated by the Federal Reserve. Our bank subsidiary is primarily regulated by the South Carolina State Board of Financial Institutions (the “SC State Board”) and the FDIC.  Our compliance with Federal Reserve, SC State Board, and FDIC regulations is costly and may limit our growth and restrict certain of our activities, including payment of dividends, mergers and acquisitions, investments, loans and interest rates charged, interest rates paid on deposits and locations of offices. We are also subject to capital requirements of our regulators.

The laws and regulations applicable to the banking industry could change at any time, especially in light of political, legal, and regulatory reactions to the recent economic downturn, and we cannot predict the effects of these changes on our business and profitability.  Because government regulation greatly affects the business and financial results of all commercial banks and bank holding companies, our cost of compliance could adversely affect our ability to operate profitably.

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

Declines in the United States economy and our local real estate markets contributed to our increasing provisions for loan losses during 2009, and may result in additional loan losses and loss provisions in 2010 and 2011.  These factors could result in further increases in loan loss provisions, delinquencies, and/or charge-offs in future periods, which may adversely affect our financial condition and results of operations.  If the strength of the United States economy in general and the strength of the local economies in which we conduct operations continue to decline, this could result in, among other things, further deterioration in credit quality or a reduced demand for credit, including a resultant adverse effect on our loan portfolio and allowance for loan and lease losses.

In addition, deterioration of the United States economy may adversely impact our banking business more generally. Economic declines may be accompanied by a decrease in demand for consumer or commercial credit and declining real estate and other asset values. Declining real estate and other asset values may reduce the ability of borrowers to use such equity to support borrowings.  Delinquencies, foreclosures, and losses generally increase during economic slowdowns or recessions.  Additionally, our servicing costs, collection costs and credit losses may also increase in periods of economic slowdown or recessions.  Effects of the current real estate slowdown have not been limited to those directly involved in the real estate construction industry (such as builders and developers).  Rather, it has impacted a number of related businesses such as building materials suppliers, equipment leasing firms, and real estate attorneys, among others.  All of these affected businesses have banking relationships, and when their businesses suffer from recession, the banking relationship suffers as well.

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

Our agreement with the U.S. Treasury under the capital purchase component of the Troubled Asset Relief Program is subject to unilateral change by the U.S. Treasury, which could adversely affect our business, financial condition, and results of operations.

Under the capital purchase component of the Troubled Asset Relief Program (“TARP”), the U.S. Treasury may unilaterally amend the terms of its agreement with us in order to comply with any changes in federal law.  We cannot predict the effects of any of these changes and of the associated amendments.

The Emergency Economic Stabilization Act of 2008 (“EESA”) or other governmental actions may not stabilize the financial services industry.

The EESA, which was signed into law on October 3, 2008, is intended to alleviate the financial crisis affecting the United States banking system.  A number of programs have been, and are being, developed and implemented under EESA.  The EESA may not have the intended effect, however, and as a result, the condition of the financial services industry could decline instead of improve.  The failure of the EESA to improve the condition of the United States banking system could significantly adversely affect our access to funding or capital, the trading price of our stock, and other elements of our business, financial condition, and results of operations.

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

The short term and long term impact of a likely new capital framework, whether through the current proposal for non-Basel II United States banking institutions or through another set of capital standards, is uncertain.

For United States banking institutions with assets of less than $250 billion and foreign exposures of less than $10 billion, including the Company and the Bank, a proposal is currently pending that would apply to them the “standardized approach” of the new risk-based capital standards developed by the Basel Committee on Banking Supervision (Basel II).  As a result of the recent deterioration in the global credit markets and increases in credit, liquidity, interest rate, and other risks, the United States banking regulators have for the last several months discussed possible increases in capital requirements for all financial institutions, separate from the current proposal for the standardized approach of Basel II.  In August 2009, the Treasury issued principles for international regulatory reform, which included recommendations for higher capital standards for all banking organizations. Any new capital framework is likely to affect the cost and availability of different types of credit.  United States banking organizations are likely to be required to hold higher levels of capital and could incur increased compliance costs. Any of these developments, including increased capital requirements, could have a material negative effect on our business, results of operations and financial condition.

We may lose members of our management team due to compensation restrictions.

Our ability to retain key officers and employees may be negatively impacted by recent legislation and regulation affecting the financial services industry.  On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (“ARRA”) was signed into law.  While the Treasury must promulgate regulations to implement the restrictions and standards set forth in the new law, the ARRA, among other things, significantly expands the executive compensation restrictions previously imposed by the EESA.  Such restrictions apply to any entity that has received or will receive financial assistance under the TARP, and will generally continue to apply for as long as any obligation arising from financial assistance provided under the TARP, including preferred stock issued under the TARP capital purchase program, remains outstanding. As a result of our participation in the TARP capital purchase program, the restrictions and standards set forth in the ARRA are applicable to us.  Such restrictions and standards may impact management’s ability to retain key officers and employees as well as our ability to compete with financial institutions that are not subject to the same limitations as we are under the ARRA.

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

The Bank owns property at 44th Business Park, Lots 1, 2 & 3, North Myrtle Beach, South Carolina, which is an abandoned branch site listed for sale.

In March 2008, the Bank purchased 1.37 acres at 8551 Rivers Avenue, North Charleston, South Carolina and one acre at 950 Lake Murray Boulevard, Columbia, South Carolina, which are expected to be future branch office locations.

On July 24, 2009, the Bank opened a branch office at 2005A Sunset Boulevard, West Columbia, South Carolina in a facility leased by the Bank.

Other than the Bank facilities described in the preceding paragraphs and the real estate-related loans funded by the Bank previously described in “Item 1.  Business—First Reliance Bank,” the Company does not invest in real estate, interests in real estate, real estate mortgages, or securities of or interests in persons primarily engaged in real estate activities.

ITEM 3.  LEGAL PROCEEDINGS

None.

PART II

ITEM 4.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)           The response to this Item 5(a) is included in the Company’s 2009 Annual Report to Shareholders under the heading, “Market for First Reliance Bancshares, Inc.’s Common Stock; Payment of Dividends,” and is incorporated herein by reference.

(b)	Not Applicable

(c)           Not Applicable

ITEM 5.              SELECTED FINANCIAL DATA

The following selected financial data is derived from the consolidated financial statements and other data of First Reliance Bancshares, Inc. and Subsidiary (the “Company”).  The selected financial data should be read in conjunction with the consolidated financial statements, including the accompanying notes, included elsewhere herein.

(Dollars in thousands,	2009	2008	2007	2006	2005
except per share data)
Income Statement Data:
Interest income	$32,025	$36,243	$37,540	$31,717	$23,131
Interest expense	15,341	17,298	18,433	14,214	8,979
Net interest income	16,684	18,945	19,107	17,503	14,152
Provision for loan losses	14,401	4,935	1,643	1,393	1,811
Net interest income after provision for loan losses	2,283	14,010	17,464	16,110	12,341
Noninterest income	7,545	5,009	5,302	4,591	2,871
Noninterest expense	19,853	18,852	18,961	16,272	12,475
Income (loss) before income taxes	(10,025)	167	3,805	4,429	2,737
Income tax expense (benefit)	(4,181)	(459)	1,245	1,183	789
Net income (loss)	(5,844)	626	2,560	3,246	1,948
Preferred stock dividends	837	-	-	-	-

Net income (loss) available to common shareholders	$(6,681)	$626	$2,560	$3,246	$1,948

Balance Sheet Data:
Assets	$645,508	$603,434	$591,704	$456,211	$403,038
Earning assets	589,657	560,032	550,559	412,687	381,158
Securities available for sale(1)	121,949	76,311	58,580	35,931	37,121
Loans (2)	411,728	478,579	487,739	360,123	319,539
Allowance for loan losses	9,801	8,224	5,271	4,002	3,419
Deposits	552,763	461,135	449,498	372,938	334,437
Shareholders’ equity	45,224	37,426	37,028	34,093	29,651

Per Common Share Data:
Basic earnings (loss)	$(1.87)	$0.18	$0.74	$0.96	$0.60
Diluted earnings (loss)	(1.87)	0.18	0.72	0.91	0.57
Common book value	8.37	10.65	10.63	9.95	8.97

Performance Ratios:
Return on average assets	(0.88)%	0.11%	0.52%	0.75%	0.54%
Return on average equity	(12.14)	1.65	7.16	10.19	6.82
Net interest margin (3)	2.81	3.53	4.20	4.42	4.20
Efficiency (4)	81.94	78.80	77.69	73.65	73.28

Capital and Liquidity Ratios:
Average equity to average assets	7.28%	6.42%	7.15%	7.39%	7.96%
Leverage (4.00% required minimum)	8.25	9.28	9.46	9.90	10.02
Risk-based capital
Tier 1	11.52	10.73	9.26	11.42	12.02
Total	12.78	11.97	10.29	12.45	13.05
Average loans to average deposits	86.07	106.63	99.37	96.86	102.07

(1)	Securities available-for-sale are stated at fair value.
(2)	Loans are stated at gross amounts before allowance for loan losses and include loans held for sale.
(3)	Tax equivalent net interest income divided by average earning assets.
Noninterest expense divided by the sum of net interest income and noninterest income, excluding gains and losses on sales of assets.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

General

First Reliance Bank (the “Bank”) is a state-chartered bank headquartered in Florence, South Carolina.  The Bank opened for business on August 16, 1999.  The principal business activity of the Bank is to provide banking services to domestic markets, principally in Florence County, Lexington County, and Charleston County, South Carolina. The deposits of the Bank are insured by the Federal Deposit Insurance Corporation (the “FDIC”).

On June 7, 2001, the shareholders of the Bank approved a plan of corporate reorganization (the “Reorganization”) under which the Bank would become a wholly owned subsidiary of First Reliance Bancshares, Inc. (the “Company”), a South Carolina corporation.  The Reorganization was accomplished through a statutory share exchange between the Bank and the Company, whereby each outstanding share of common stock of the Bank was exchanged for one share of common stock of the Company.  The Reorganization was completed on April 1, 2002, and the Bank became a wholly-owned subsidiary of the Company.

Organizing activities for the Bank began on November 23, 1998.  Upon the completion of the application process with the South Carolina State Board of Financial Institutions for a state charter and with the FDIC for deposit insurance, the Bank issued 723,518 shares of common stock at a price of $10.00 per share, resulting in capital totaling $7,173,293, net of selling expenses of $61,887.

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

On November 12, 2002, the Company commenced a stock offering whereby a minimum of 125,000 shares and a maximum of 1,250,000 shares of common stock were offered to fund continued expansion.  The offering price was $8.00 per share.  This was a best efforts offering and was conducted without an underwriter.  The Company had sold 1,007,430 shares resulting in additional capital of $8,059,439 net of selling expenses of $162,965, at the close of the offering in May 2003.  Also 10,400 stock options were exercised in 2003 for a total amount of $52,000.

During the second quarter of 2004, the Bank opened its third branch in Lexington, South Carolina.  On March 15, 2005, the Bank opened its fourth branch in Charleston, South Carolina located at 51 State Street.  The Bank also opened its fifth branch in Mount Pleasant, South Carolina located at 800 South Shelmore Blvd on October 3, 2005.

On June 30, 2005, First Reliance Capital Trust I (a non-consolidated affiliate) issued $10,000,000 in trust preferred securities with a maturity of November 23, 2035 and may be redeemed by the Company after five years, and sooner in certain specific events.  The rate is fixed at 5.93% until August 23, 2010, at which point the rate adjusts quarterly to the three-month LIBOR plus 1.83%, and can be called without penalty beginning on June 15, 2011.  The trust has not been consolidated in these financial statements.  The Company received from the trust the $10,000,000 proceeds from the issuance of the securities and the $310,000 initial proceeds from the capital investment in the trust, and accordingly has shown the funds due to the trust as $10,310,000 junior subordinated debentures.  Current regulations allow the entire amount of junior subordinated debentures to be included in the calculation of regulatory capital.

On December 28, 2008, the Company injected $3,000,000 into the Bank as permanent capital.

On March 6, 2009, the Company completed a transaction with the United States Treasury (“Treasury”) under the Troubled Asset Relief Program Capital Purchase Program (“TARP CPP”).  Under the TARP CPP, the Company received $15,225,312, net of expenses of $123,688, in exchange for 15,349 and 767 shares of its Series A and Series B Cumulative Perpetual Preferred Stock, respectively.  The preferred shares issued to the Treasury qualify as tier 1 capital for regulatory purposes.

Like most financial institutions, the Company’s profitability depends largely upon net interest income, which is the difference between the interest received on earning assets, such as loans and investment securities, and the interest paid on interest-bearing liabilities, principally deposits and borrowings.  The Company’s results of operations are also affected by the provision for loan losses; non-interest expenses, such as salaries, employee benefits, and occupancy expenses; and non-interest income, such as mortgage loan fees and service charges on deposit accounts.

Economic conditions, competition and federal monetary and fiscal policies also affect financial institutions.  Lending activities are also influenced by regional and local economic factors, such as housing supply and demand, competition among lenders, customer preferences and levels of personal income and savings in our primary market area.

Results of Operations

We realized a net loss available to common shareholders for the year ended December 31, 2009, of $6,680,787, or a loss of $1.87 per diluted share, compared to a net income of $625,632, or earnings of $0.18 per diluted share, for the year ended December 31, 2008.

Our operating results for 2009 were negatively impacted by the credit crisis that began in 2008, continuing into 2009, which resulted in rising unemployment, substantial decrease in consumer confidence and spending, and declining real estate values throughout our market area.  During 2009, the existing weak economic environment and the depressed real estate valuations in our market had an adverse impact on our borrowers, which has resulted in a negative impact on our asset quality.  Defaults by borrowers, especially in the residential and commercial real estate sectors, increased substantially in 2009, resulting in the recording of higher provisions for credit losses and higher net charge-offs.  For the year ended December 31, 2009, we recorded a provision for loan losses of $14,400,652 compared to $4,934,912 for the year ended 2008.  Our net charge offs for the comparable periods were $12,823,805 and $1,981,620, respectively. In addition, these factors contributed materially to the $2,260,204 decrease in our net interest income for the year ended 2009 compared to 2008.

Our 2009 operating results were also negatively impacted by an increase in our deposit insurance premiums.  Like all federally insured financial institutions, we have been subjected to substantial increases in deposit insurance premiums, as well as a special assessment levied by the FDIC in the second quarter of 2009.  For the year ended December 31, 2009, our deposit insurance premiums, including the special assessment, were $1,348,914 and $378,904 for the year ended December 31, 2009 and 2008, respectively.

In spite of the difficult challenges we faced during 2009, we were able to increase our total assets and core deposits by $41,303,424 and $33,726,271, respectively; to improve our liquidity; and to maintain our regulatory capital ratios in excess of those required for being a well capitalized financial institution.

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

Net interest income for 2009 was $16,684,142 compared to $18,944,346 for 2008, a decrease of $2,260,204, or 11.93%.  This decrease was the product of the substantial increase of $10,842,185 in our net loans charged off and the substantial increase in the average balance of our nonperforming loans for 2009 compared to 2008.  Interest lost on our nonaccruing loans was $2,450,489 and $1,403,619 for 2009 and 2008, respectively.  This negatively affected our 2009 net interest income by $1,046,870.  Further impacting our 2009 net interest income is the fact that our annualized yield on average earning assets decreased 138 basis points for 2009 compared to 2008, while our annualized average cost of our interest-bearing liabilities decreased only 71 basis points for 2009 compared to 2008.  See “Rate/Volume Analysis” below for a more detailed discussion.

For 2009, average-earning assets totaled $617,075,948 with an annualized average yield of 5.29% compared to $549,691,569 and 6.67%, respectively, for 2008.  Average interest-bearing liabilities totaled $566,202,286 with an annualized average cost of 2.71% for 2009 compared to $506,359,427 and 3.42%, respectively, for 2008.

Our net interest margin and net interest spread was 2.81% and 2.58%, respectively, for 2009 compared to 3.53% and 3.25%, respectively, for 2008.

Because loans often provide a higher yield than other types of earning assets, one of our goals is to maintain our loan portfolio as the largest component of total earning assets.  Loans comprised 74.93% and 87.61% of average earning assets for December 31, 2009 and 2008, respectively.  Loan interest income for the years ended December 31, 2009 and 2008 was $27,758,195 and $33,150,366, respectively.  The annualized average yield on loans was 6.00% and 6.88% for 2009 and 2008, respectively.  Average balances of loans decreased to $462,400,290 during 2009, a decrease of $19,171,818 from the average of $481,572,108 during 2008.  Our loan income for 2009 was significantly impacted by the depressed real estate market and the significant increase in charged off loans and the average volume of nonperforming loans.  The combined decreases in loan and yield volume had a significant impact on our net interest income.  Because of the economic downturn in our markets that caused the volume of new loan customers to decrease, we shifted our asset mix toward securities in 2009.

Available-for-sale investment securities averaged $94,506,986, or 15.32% of average earning assets, for December 31, 2009 compared to approximately $60,187,152, or 10.95% of average earning assets for 2008.  Interest earned on investment securities amounted to $4,103,831 for the year ended December 31, 2009, compared to $2,818,078 for the same period last year.  Our fully tax-equivalent yield was 5.03% and 5.42% for the period ended December 31, 2009 and 2008, respectively.

Our total average interest-bearing deposits were $492,325,051 and $407,813,354 for 2009 and 2008, respectively, which represented an increase of $84,511,697, or 20.72%.  The increase in deposits resulted from successful pricing and marketing promotions, a key strategic initiative for our Company.  Total interest paid on deposits for the years ended December 31, 2009 and 2008 was $12,560,062 and $13,620,344, respectively.  The annualized average cost of deposits was 2.55% and 3.34% for the year ended December 31, 2009 and 2008, respectively.  The decline in average rate paid for deposits during 2009 is mainly due to the decline in market interest rates.

The average balance of other interest-bearing liabilities was $73,877,235 and $98,546,073 for 2009 and 2008, respectively.
This represented a decrease of $24,668,838, or 25.03%.  The decrease is partially attributable to the decrease of $12,844,098 in our average borrowings from the Federal Home Loan Bank.  With the availability of interest-bearing deposits at lower cost during 2009, we became less reliant on using borrowings from the Federal Home Loan Bank to fund loan demands.  The extremely low market interest rates that existed during 2009 for federal funds purchased and securities sold under agreements to repurchase resulted in an average decrease of $9,921,420 in the use of these types of financial instruments.

Average Balances, Income and Expenses, and Rate - The following table sets forth, for the years indicated, certain information related to our average balance sheet and its average yields on assets and average costs of liabilities.  Such yields are derived by dividing income or expense by the average balance of the corresponding assets or liabilities.  Average balances have been derived from the daily balances throughout the periods indicated.

Year ended December 31,	2009			2008			2007
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield /
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Earning assets:
Loans (2)	$462,400	$27,758	6.00%	$481,572	$33,150	6.88%	$414,907	$35,325	8.51%
Securities, taxable	51,837	2,199	4.24	30,075	1,519	5.05	17,967	892	4.96
Securities, nontaxable (1)	42,670	2,552	5.98	30,112	1,741	5.75	18,204	1,045	5.74
Federal funds sold	512	1	0.26	2,838	56	1.97	7,479	391	5.23
Other earning assets	59,656	163	.27	5,095	218	4.28	2,529	152	6.01
Total earning assets	617,075	32,673	5.29	549,692	36,684	6.67	461,086	37,805	8.20
Cash due from banks	2,421			5,524			8,586
Premises and equipment	26,863			23,983			18,049
Other assets	23,871			17,490			16,758
Allowance for loan losses	(8,427)			(5,819)			(4,433)

Total assets	$661,803			$590,870			$500,046

Liabilities and Shareholders' Equity
Interest-bearing deposits:
Transaction accounts	$37,516	$214	0.57%	$28,761	$184	.64%	$36,625	$710	1.94%
Savings and money
market accounts	104,429	1,743	1.67	98,210	2,123	2.16	80,943	3,184	3.93
Time deposits	350,380	10,603	3.03	280,842	11,313	4.03	254,934	12,874	5.05
Total interest-bearing deposits	492,325	12,560	2.55	407,813	13,620	3.34	372,502	16,768	4.50

Other interest-bearing liabilities:
Securities sold under agreement to repurchase	2,261	1	0.05	7,845	121	1.54	9,128	400	4.38
Federal funds purchased	21		0.82	4,359	130	2.99	1,809	92	5.09
Federal Home Loan Bank borrowing	59,800	2,137	3.57	72,644	2,675	3.68	22,986	553	2.41
Junior subordinated debentures	10,310	613	5.95	10,310	616	5.98	10,310	620	6.01
Note payable	1,485	30	2.01	3,388	136	4.00	8	-	0.00
Total other interest-bearing liabilities	73,877	2,781	3.76	98,546	3,678	3.73	44,241	1,665	3.76

Total interest-bearing liabilities	566,202	15,341	2.71	506,359	17,298	3.42	416,743	18,433	4.42

Noninterest-bearing deposits	44,900			43,812			45,038
Other liabilities	2,552			2,732			2,513
Shareholders' equity	48,149			37,967			35,752

Total liabilities and equity	$661,803			$590,870			$500,046

Net interest income/interest spread		$17,332	2.58%		$19,386	3.25%		$19,372	3.78%

Net yield on earning assets			2.81%			3.53%			4.20%

(1)	Fully tax-equivalent basis at 34% tax rate for nontaxable securities
(2)	Includes mortgage loans held for sale and nonaccruing loans

Rate/Volume Analysis

Analysis of Changes in Net Interest Income - Net interest income can also be analyzed in terms of the impact of changing rates and changing volume.  The following table describes the extent to which changes in interest rates and changes in the volume of earning assets and interest-bearing liabilities have affected the Company’s interest income and interest expense during the periods indicated.  Information on changes in each category attributable to (i) changes due to volume (change in volume multiplied by prior period rate), (ii) changes due to rates (changes in rates multiplied by prior period volume) and (iii) changes in rate/volume (change in rate multiplied by the change in volume) is provided in the table below.  Changes to both rate and volume (in iii above), which cannot be segregated have been allocated proportionately.

	2009 Compared to 2008			2008 Compared to2007
	Due to increase (decrease) in			Due to increase (decrease) in
(Dollars in thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Loans	$(1,280)	$(4,112)	$(5,392)	$5,178	$(7,353)	$(2,175)
Securities, taxable	955	(275)	680	611	16	627
Securities, tax exempt	741	71	812	689	7	696
Federal funds sold	(27)	(28)	(55)	(167)	(168)	(335)
Other earning assets	324	(380)	(56)	120	(54)	66
Total interest income	713	(4,724)	(4,011)	6,431	(7,552)	(1,121)
Interest expense:
Interest-bearing deposits
Interest-bearing transaction accounts	52	(21)	31	(128)	(398)	(526)
Savings and money market accounts	127	(507)	(380)	580	(1,641)	(1,061)
Time deposits	2,450	(3,161)	(711)	1,218	(2,779)	(1,561)
Total interest-bearing deposits	2,629	(3,689)	(1,060)	1,670	(4,818)	(3,148)

Other interest-bearing liabilities
Securities sold under agreement to repurchase	(51)	(69)	(120)	(50)	(229)	(279)
Federal funds purchased	(75)	(55)	(130)	89	(51)	38
Federal Home Loan Bank borrowings	(460)	(78)	(538)	1,702	420	2,122
Junior subordinated debentures	-	(3)	(3)	-	(4)	(4)
Note payable	(56)	(50)	(106)	136	-	136
Total other interest-bearing liabilities	(642)	(255)	(897)	1,877	136	2,013

Total interest expense	1,988	(3,944)	(1,957)	3,547	(4,682)	(1,135)

Net interest income	$(1,274)	$(780)	$(2,054)	$2,884	$(2,870)	$14

Net Interest Income

Interest Sensitivity - The Company monitors and manages the pricing and maturity of its assets and liabilities in order to diminish the potential adverse impact that changes in interest rates could have on its net interest income.  The principal monitoring technique employed by the Company is the measurement of the Company’s interest sensitivity “gap,” which is the positive or negative dollar difference between assets and liabilities that are subject to interest rate repricing within a given period of time.  Interest rate sensitivity can be managed by repricing assets or liabilities, selling securities available-for-sale, replacing an asset or liability at maturity, or adjusting the interest rate during the life of an asset or liability. Managing the amount of assets and liabilities repricing in this same time interval helps to hedge interest sensitivity and minimize the impact on net interest income of rising or falling interest rates.

The following table sets forth the Company’s interest rate sensitivity at December 31, 2009.

					Greater
		After One	After Three		Than One
		Through	Through	Within	Year or
December 31, 2009	Within One	Three	Twelve	One	Non-
(Dollars in thousands)	Month	Months	Months	Year	Sensitive	Total
Assets
Interest-earning assets
Interest-bearing deposits in other banks	$50,356	$-	$-	$50,356	$-	$50,356
Loans, including held for sale	51,169	22,847	83,985	158,001	253,727	411,728
Securities, taxable	68	-	-	68	61,144	61,212
Securities, nontaxable	-	-	-	-	60,737	60,737
Nonmarketable securities	4,812	-	-	4,812		4,812
Time deposits in other banks			502	502		502
Investment in trust	-	-	-	-	310	310
Total earning assets	106,405	22,847	84,487	213,739	375,918	589,657
Liabilities
Interest-bearing liabilities:
Interest-bearing deposits:
Transaction accounts	47,733	-	-	47,733	-	47,733
Savings deposits	103,605	-	-	103,605	-	103,605
Time deposits	19,078	33,260	143,998	196,336	160,790	357,126
Total interest-bearing deposits	170,416	33,260	143,998	347,674	160,790	508,464
Advances from Federal Home Loan Bank	7,000	-	14,000	21,000	13,000	34,000
Junior subordinated debentures	-	-	-	-	10,310	10,310
Repurchase agreements	598	-	-	598	-	598
Total interest-bearing liabilities	178,014	33,260	157,998	369,272	184,100	553,372
Period gap	$(71,609)	$(10,413)	$(73,511)	$(155,533)	$191,818
Cumulative gap	$(71,609)	$(82,022)	$(155,533)	$(155,533)	$36,285
Ratio of cumulative gap to total earning assets	(12.14)%	(13.91)%	(26.38)%	(26.38)%	6.15%

The above table reflects the balances of earning assets and interest-bearing liabilities at the earlier of their repricing or maturity dates.  Federal funds sold are reflected at the earliest pricing interval due to the immediately available nature of the instruments.  Securities are reflected at each instrument’s ultimate maturity date.  Scheduled payment amounts of fixed rate amortizing loans are reflected at each scheduled payment date.  Scheduled payment amounts of variable rate amortizing loans are reflected at each scheduled payment date until the loan may be repriced contractually; the unamortized balance is reflected at that point.  Interest-bearing liabilities with no contractual maturity, such as demand deposits and savings deposits, are reflected in the earliest repricing period due to contractual arrangements, which give us the opportunity to vary the rates paid on those deposits within one month or shorter period.  However, we are not obligated to vary the rates paid on these deposits within any given period.  Fixed rate time deposits, principally certificates of deposit, are reflected at their contractual maturity dates.  Repurchase agreements mature on a daily basis and are reflected in the earliest pricing period.  Advances from the Federal Home Loan Bank and junior subordinated debentures are reflected at their contractual maturity date.

We are in a liability sensitive position (or a negative gap) of $155.5 million over the 12 month time frame.  The gap is negative when interest-bearing liabilities exceed interest sensitive earning assets, as was the case at the end of 2009 with respect to the one-year time horizon. When interest sensitive earning assets exceed interest-bearing liabilities for a specific repricing "horizon,” a positive interest sensitivity gap is the result.

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

Our Board of Directors and management review the asset liability management with information produced by a quantitative model that measures our interest rate sensitivity.  Our asset and liability policies are focused upon maximizing long term profitability while managing acceptable interest rate risk.

However, our gap analysis is not a precise indicator of our interest rate sensitivity position.  The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally.  For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but those rates are viewed by management as significantly less interest-sensitive than market-based rates such as those paid on non-core deposits.  Net interest income may be impacted by other significant factors in a given interest rate environment, including changes in the volume and mix of earning assets and interest-bearing liabilities.  We believe we have positioned ourselves to where there is minimal impact on interest income in a rising or falling rate environment.

Provision and Allowance for Loan Losses

We have developed policies and procedures for evaluating the overall quality of our credit portfolio and the timely identification of potential problem credits.  On a quarterly basis, our Board of Directors reviews and approves the appropriate level for the allowance for loan losses based upon management’s recommendations, the results of the internal monitoring and reporting system, and an analysis of economic conditions in our market.  The objective of management has been to fund the allowance for loan losses at a level greater than or equal to our internal risk measurement system for loan risk.

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

We then create a loss range by applying average historical industry loss rates for the last 10 years to determine the level of the allowance for loan and lease losses on the non-impaired loans in the portfolio. We utilize a 10 year time frame, as we believe it includes numerous complete economic cycles. As such, we consider the time frame long enough to include both favorable and problematic industry trends relevant in determining historical loss rates. The resulting unadjusted historical loss factor is used as a beginning point upon which we add our quantitative adjustments based on the qualitative factors discussed above. Once the qualitative adjustments are made, we refer to the final amount as the historical loss factor. The historical loss factor is then multiplied by the loans outstanding for the period ended, except for any loans classified as non-performing, which are addressed specifically as discussed below.

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

As of December 31, 2009 and 2008, the allowance for loan losses was $9,800,746 and $8,223,899, respectively, an increase of $1,576,847, or 19.17%, over the 2008 allowance.  As a percentage of total loans, the allowance for loan losses was 2.41% and 1.75% at December 31, 2009 and 2008, respectively.  The increase in the allowance for loan losses was driven by the significant increase in net loans charged off during 2009 and continuing adverse economic trends in our markets.  During 2009, net loans charged off totaled $12,823,805 compared to $1,981,620 for the year ended December 31, 2008, an increase of $10,842,185.  See “Nonperforming Assets” below for additional information regarding our asset quality and loan portfolio.

For the years 2009 and 2008, the provision for loan losses was $14,400,652 and $4,934,912, respectively.  This represents an increase of $9,465,740, which is primarily attributable to the significant increase in our net loans charged off.

We believe the allowance for loan losses at December 31, 2009, is adequate to meet potential loan losses inherent in the loan portfolio.

The following table sets forth certain information with respect to the Company’s allowance for loan losses and the composition of charge-offs and recoveries for the five years ended December 31, 2009.

Allowance for Loan Losses

(Dollars in thousands)	2009	2008	2007	2006	2005
Total loans outstanding at end of year	$406,627	$468,990	$468,138	$353,491	$311,544
Average loans outstanding	$462,400	$481,572	$414,907	$348,709	$294,740
Balance of allowance for loan losses at beginning of year	$8,224	$5,271	$4,002	$3,419	$2,758
Loans charged off:
Real estate – construction	7,114	-	-	17	142
Real estate – mortgage	4,197	1,136	205	718	472
Commercial and industrial	2,530	997	58	170	317
Consumer and other	446	235	193	151	300
Total loan losses	14,287	2,368	456	1,056	1,231

Recoveries of previous loan losses:
Real estate – construction	985	-	-	-	-
Real estate – mortgage	390	322	36	105	38
Commercial and industrial	68	10	24	111	12
Consumer and other	20	54	22	31	31
Total recoveries	1,463	386	82	247	81
Net charge-offs	12,824	1,982	374	809	1,150

Provision for loan losses	14,401	4,935	1,643	1,392	1,811
Balance of allowance for loan losses at end of year	$9,801	$8,224	$5,271	$4,002	$3,419

Ratios:
Net charge-offs to average loans outstanding	2.77%	0.41%	0.09%	0.23%	0.39%
Net charge-offs to loans at end of year	3.15	0.42	0.08	0.23	0.37
Allowance for loan losses to average loans	2.12	1.71	1.27	1.15	1.16
Allowance for loan losses to loans at end of year	2.41	1.75	1.13	1.13	1.10
Net charge-offs to allowance for loan losses	130.84	24.10	7.10	20.21	33.64
Net charge-offs to provisions for loan losses	89.05	40.16	22.76	58.11	63.50

Nonperforming Assets - At December 31, 2009 and 2008, loans totaling $25,406,383 and $19,591,982, respectively, were in nonaccrual status, total loans of $40,197 and $2,097,426, respectively, were ninety days or more overdue and still accruing interest, and restructured loans were $420,033 and $566,161, respectively.

The following table shows the nonperforming assets, percentages of net charge-offs, and the related percentage of allowance for loan losses for the five years ended December 31, 2009.

(Dollars in thousands)	2009	2008	2007	2006	2005

Loans over 90 days past due and still accruing	$40	$2,097	$1,781	$464	$705

Loans on nonaccrual:
Real Estate Construction	16,380	6,250	-	-	-
Real Estate Mortgage	8,840	12,573	1,465	637	1,619
Commercial	154	563	114	-	95
Consumer	32	206	79	34	78

Total nonaccrual loans	25,406	19,592	1,658	671	1,792

Total of nonperforming loans	25,446	21,689	3,439	1,135	2,497

Other nonperforming assets	8,954	380	197	1,386	346

Total nonperforming assets	$34,400	$22,069	$3,636	$2,521	$2,843

Percentage of nonperforming assets to total assets	5.33%	3.66%	0.61%	0.55%	0.71%

Percentage of nonperforming loans to total loans	8.46%	4.71%	0.73%	0.32%	0.80%

Allowance for loan losses as a percentage of non-performing loans	38.52%	37.92%	153.27%	352.60%	136.92%

Generally, loans are placed on nonaccrual status if principal or interest payments become 90 days past due and/or we deem the collectibility of the principal and/or interest to be doubtful.  Once a loan is placed in nonaccrual status, all previously accrued and uncollected interest is reversed against interest income.  Interest income on nonaccrual loans is recognized on a cash basis when the ultimate collectability is no longer considered doubtful.  Loans are returned to accrual status when the principal and interest amounts contractually due are brought current and future payments are reasonably assured.  If interest on our loans classified as nonaccrual at December 31, 2009 and 2008 had been recognized on a fully accruing basis, we would have recorded an additional $2,450,489 and $1,403,619 of interest income for the years ended December 31, 2009 and 2008, respectively.  All nonaccruing loans at December 31, 2009 and 2008 were included in our classification of impaired loans at those dates.

We implanted a number of initiatives in 2009 to strengthen credit administration to better control, account and prepare for the increase in nonperforming assets created by economic duress in our markets.  These initiatives include:

•	closing of newer offices with little core deposit base;
•	establishment of a distinct loss mitigation team;
•	formalized and updated our policies and procedures for loss mitigation and nonperforming asset management;
•	enhanced internal reporting for problem loans, monitoring, and grading;
•	improved monitoring for potential nonperforming loans;
•	purchase of software to be installed in the second quarter of 2010 to improve our modeling for allowance for loan losses; and
•	enhanced monitoring and controls of other real estate owned to pursue the highest and quickest recovery possible.

Impaired loans - At December 31, 2009, we had impaired loans totaling $48,692,632, as compared to $26,183,601 at December 31, 2008.  Included in the impaired loans at December 31, 2009, were 40 borrowers that accounted for approximately 83.32% of the total amount of the impaired loans at that date.  These loans were primarily commercial real estate loans isolated to the coastal regions of South Carolina.  Impaired loans, as a percentage of total loans, were 11.97% at December 31, 2009 as compared to 5.58% at December 31, 2008.

During the year ended December 31, 2009, the average investment in impaired loans was $43,537,156 as compared to $8,509,024 during the year ended December 31, 2008.  Impaired loans with a specific allocation of the allowance for loan losses totaled $17,526,321 and $20,235,727 at December 31, 2009 and 2008, respectively.  The amount of the specific allocation at December 31, 2009 and 2008 was $3,755,475 and $3,658,653, respectively.

The recent downturn in the real estate market has resulted in an increase in loan delinquencies, defaults and foreclosures; however, we believe these trends are slowing. In some cases, this downturn has resulted in a significant impairment to the value of our collateral and ability to sell the collateral upon foreclosure at its appraised value. However, there is a risk that these trends could continue at a higher pace.  If real estate values continue to decline, it is also more likely that we would be required to increase our allowance for loan losses.

On a monthly basis, we analyze each loan that is classified as impaired to determine the potential for possible loan losses.  This analysis is focused upon determining the then current estimated value of the collateral, local market condition, and estimated costs to foreclose, repair and resell the property.  The net realizable value of the property is then computed and compared to the loan balance to determine the appropriate amount of specific reserve for each loan.

Noninterest Income and Expense

Noninterest Income - The following table sets forth the principal components of noninterest income for the years ended December 31, 2009 and 2008.

(Dollars in thousands)	2009	2008
Service fees on deposit accounts	$1,969	$2,019
Other service charges, commissions and fees	559	477
Gain on sale of mortgage loans	2,464	1,700
Gain on sale of securities available-for-sale	1,877	-
Income from bank owned life insurance	423	446
Other income	253	367
Total noninterest income	$7,545	$5,009

Noninterest income for 2009 was $2,535,716 higher than for 2008.  The increase is largely attributable to the $1,876,560 gain on sale of securities available-for-sale and to the increase in gain on sale of mortgage loans.  The underlying available-for-sale securities were sold in accordance with our strategy to reposition the investment portfolio in order to maximize the yield on our investment securities.  Gain on sale of mortgage loans was $763,466 higher for 2009 compared to 2008 as a result of the increase in volume of residential mortgages being refinanced due to the low interest rate environment.

Noninterest Expense - Total noninterest expense increased by $1,001,038, or 5.31%, to $19,852,684 in 2009 from $18,851,646 in 2008. The increase was largely attributable to our FDIC insurance premiums, which were $970,010 higher than the premiums for 2008 and to the increase of approximately $497,000 in expenses relating to other real estate owned.   Before the expense of the FDIC insurance premiums, an expense that we feel that we have no control over, our noninterest expense for 2009 was only $31,028, or 0.16%, higher than for 2008.  This minimal increase is the result of our continuing emphasis on expense management.

For the year 2009, our salary and employee expense was $148,758, or 1.46%, higher than for the year 2008.   Occupancy expense was $1,529,844 and $1,926,547 for the years ended December 31, 2009 and 2008, respectively.  The decrease of $396,703 in occupancy expense is partially attributable to the reduction in rental expenses relating to a facility that we acquired in December of 2008 that we were formerly leasing.  Other noninterest expense for the year 2009 was $6,856,438 compared to $5,676,096 for the year 2008.  This represented an increase of $1,180,342, which was mainly due to the increase in our FDIC insurance premiums and to the increase in other real estate owned expenses.

The following table sets forth the primary components of noninterest expense for the years ended December 31, 2009 and 2008.

(Dollars in thousands)	2009	2008
Salaries and employee benefits	$10,330	$10,181
Net occupancy	1,530	1,927
Furniture and equipment	1,136	1,068
Advertising	264	345
Office supplies and printing	238	237
Computer supplies and software amortization	257	483
Telephone	262	262
Professional fees and services	812	820
Meetings and travel expenses	220	372
Supervisory fees and assessment	1,349	379
Debit and credit card expenses	357	353
Other real estate owned expenses	545	48
Mortgage loan expenses	665	289
Other	1,888	2,088
Total noninterest expense	$19,853	$18,852

Efficiency ratio	81.94%	78.80%

The change from the income tax benefit of $459,040 for the year ended December 31, 2008, to the income tax benefit of $4,180,521 for the year ended December 31, 2009 is attributable to the net operating loss incurred before our income tax provision and to the increase in nontaxable investment income.

Earning Assets

Loans - Loans, including loans held for sale, are the largest category of earning assets and typically provide higher yields than the other types of earning assets.  Associated with the higher loan yields are the inherent credit and liquidity risks which management attempts to control and counterbalance.  Loans averaged $462,400,290 in 2009 compared to $481,572,108 in 2008, a decrease of $19,171,818, or 3.98%.  At December 31, 2009, total loans were $411,728,010 compared to $478,579,283 at December 31, 2008, a decrease of $66,851,273, or 13.97%.  Excluding loans held for sale, loans were $406,627,401 at December 31, 2009 compared to $468,990,202 at December 31, 2008, which equated to a decrease of $62,362,801, or 13.30%. This decrease is the result of the economic downturn in our markets that caused the volume of new loan customers to decrease and to the $14,287,439 of loans that were charged off during the year.

The following table sets forth the composition of the loan portfolio, excluding loans held for sale, by category at the dates indicated and highlights the Company’s general emphasis on all types of lending.

Composition of Loan Portfolio
December 31,	2009		2008		2007
(Dollars in thousands)		Percent		Percent		Percent
	Amount	of total	Amount	of Total	Amount	of Total
Commercial and industrial	$45,887	11.28%	$70,878	15.11%	$67,772	14.48%
Real estate
Construction	77,567	19.08	60,744	12.95	65,432	13.98

Mortgage-residential	103,845	25.54	122,133	26.04	120,198	25.67

Mortgage-nonresidential	169,934	41.79	201,318	42.94	195,992	41.87

Consumer	7,943	1.95	8,974	1.91	11,342	2.42

Other	1,452	.36	4,943	1.05	7,402	1.58

Total loans	406,628	100.00%	468,990	100.00%	468,138	100.00%
Allowance for loan losses	(9,801)		(8,224)		(5,271)

Net loans	$396,827		$460,766		$462,867

December 31	2006		2005
(Dollars in thousands)		Percent		Percent
	Amount	of Total	Amount	of Total
Commercial and industrial	$51,710	14.63%	$50,320	16.15%
Real estate
Construction	64,118	18.14	52,268	16.78
Mortgage-residential	91,039	25.75	86,716	27.83
Mortgage-nonresidential	127,214	35.99	106,125	34.06
Consumer	12,729	3.60	13,953	4.48
Other	6,681	1.89	2,162	0.70
Total loans	353,491	100.00%	311,544	100.00%
Allowance for loan losses	(4,002)		(3,419)
Net loans	$349,489		$308,125

In the context of this discussion, a “real estate mortgage loan” is defined as any loan, other than a loan for construction purposes, secured by real estate, regardless of the purpose of the loan.  It is common practice for financial institutions in our market area to obtain a mortgage on real estate whenever possible, in addition to any other available collateral.  This collateral is taken to reinforce the likelihood of the ultimate repayment of the loan and tends to increase management’s willingness to make real estate loans and, to that extent, also tends to increase the magnitude of the real estate loan portfolio component.

The largest component of our loan portfolio is real estate mortgage loans.  At December 31, 2009, real estate mortgage loans totaled $273,778,501 and represented 67.33% of the total loan portfolio, compared to $323,450,913, or 68.97%, at December 31, 2008.

Residential mortgage loans totaled $103,845,154 at December 31, 2009, and represented 25.54% of the total loan portfolio, compared to $122,132,568 and 26.04%, respectively, at December 31, 2008.  Residential real estate loans consist of first and second mortgages on single or multi-family residential dwellings.  Nonresidential mortgage loans, which include commercial loans and other loans secured by multi-family properties and farmland, totaled $169,933,348 at December 31, 2009, compared to $201,318,345 at December 31, 2008.  This represents a decrease of $31,384,997, or 15.59%, from the December 31, 2008 balance.  Real estate construction loans were $77,566,504 and $60,744,432 at December 31, 2009 and 2008, respectively, and represented 19.08% and 12.95% of the total loan portfolio, respectively.  The increase in our real estate construction loans is primarily attributable to the reclassification of loans that were previously classified as commercial and industrial loans.  Currently, the demand for all types of real estate mortgage loans in our market area is very weak.

Commercial and industrial loans decreased $24,990,653, or 35.26%, to $45,887,237 at December 31, 2009, from $70,877,890 at December 31, 2008.  The decrease is mainly due to the economic downturn in our markets that caused the demand for these types of loans to decrease and to the reclassification of certain loans to real estate construction loans.

Our loan portfolio is also comprised of consumer loans.  Consumer loans decreased $1,031,780, or 11.50%, to $7,942,668 at December 31, 2009, from $8,974,448 at December 31, 2008.

Our loan portfolio reflects the diversity of its markets.  The economies of our markets contain elements of medium and light manufacturing, higher education, regional health care, and distribution facilities. We expect the area to remain stable; however due to the current depressed economies of our markets, we do not expect any material growth in the near future.  The diversity of the economy creates opportunities for all types of lending.  We do not engage in foreign lending.

The repayment of loans in the loan portfolio as they mature is also a source of liquidity for the Company.  The following table sets forth the Company's loans maturing within specified intervals at December 31, 2009.

Loan Maturity Schedule and Sensitivity to Changes in Interest Rates

		Over One Year
December 31, 2009	One Year or	Through	Over Five
(Dollars in thousands)	Less	Five Years	Years	Total
Commercial and industrial	$2,684	$40,602	$2,601	$45,887
Real estate	32,188	254,228	64,929	351,345
Consumer and other	1,047	7,115	1,233	9,395
	$35,919	$301,945	$68,763	$406,627

Loans maturing after one year with:
Fixed interest rates				$187,446
Floating interest rates				183,262
				$370,708

The information presented in the above table is based on the contractual maturities of the individual loans, including loans which may be subject to renewal at their contractual maturity.  Renewal of such loans is subject to review and credit approval as well as modification of terms upon maturity.  Consequently, we believe this treatment presents fairly the maturity and repricing structure of the loan portfolio shown in the above table.

Investment Securities - The investment securities portfolio is also a component of our total earning assets.  Investment securities consist of securities available-for-sale and nonmarketable equity securities. Total securities available-for-sale averaged $94,506,986 in 2009, compared to $60,187,152 in 2008.  Available-for-sale securities increased $45,637,928, or 59.81%, to $121,948,744 at December 31, 2009, from $76,310,816 at December 31, 2008.  As the volume of our loans declined during 2009, we shifted our investable funds toward investment securities.

At December 31, 2009 and 2008, nonmarketable equity securities consist of Federal Home Loan Bank stock, which is recorded at its original cost of $4,812,100 and $4,574,700 at December 31, 2009 and 2008, respectively.

The following table sets forth the fair market value of the securities available-for-sale held by the Company at December 31, 2009 and 2008.

Fair Value of Securities available-for-sale

December 31,	2009	2008
(Dollars in thousands)
U.S. government agencies and corporations	$3,011	$88
Mortgage-backed securities	58,133	47,574
Municipals	60,737	28,525
Other Securities	68	124

Total securities available-for-sale	$121,949	$76,311

The following table sets forth the scheduled maturities and average yields of securities held at December 31, 2009.

Investment Securities Maturity Distribution and Yields

			After One But		After Five But
December 31, 2009	Within One Year		Within Five Years		Within Ten Years		After Ten Years		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. government agencies and corporations	$-	-	$16	6.32%	$-	-%	$2,996	4.17%	$3,012	4.19%
Municipals(2)	-	-	-	-	1,234	4.35	59,503	6.36	60,737	6.32
Total securities(1)	$-	-	$16	6.32%	$1,234	4.35%	$62,499	6.26%	$63,749	6.22%

(1)	Excludes mortgage-backed securities totaling $58,132,671 with a yield of 3.96 % and other securities totaling $67,515.
(2)	Yields are based on a tax equivalent basis of 34%.

Other attributes of the securities portfolio, including yields and maturities, are discussed above in “Net Interest Income-Interest Sensitivity Analysis.”

Interest-Bearing Deposits with Other Banks – At December 31, 2009 and 2008, interest-bearing deposits with other banks totaled $50,356,191 and $0, respectively.  For the years 2009 and 2008, the average balance of these deposits was $53,492,638 and $0, respectively.

Federal Funds Sold - Federal funds sold averaged $512,079 in 2009 compared to $2,837,541 in 2008.  At December 31, 2009 and 2008, federal funds sold totaled $0 and $257,000, respectively.

Deposits and Other Interest-Bearing Liabilities

Average interest-bearing liabilities increased $59,842,859, or 11.82%, to $566,202,286 in 2009, from $506,359,427 in 2008.  The increase is primarily a result of the increase in our total deposits.

Deposits - Average total deposits increased $85,600,182, or 18.95%, to $537,225,053 in 2009, from $451,624,870 in 2008.  At December 31, 2009, total deposits were $552,762,979 compared to $461,135,384 a year earlier, an increase of $91,627,595, or 19.87%.

Average interest-bearing deposits increased $84,511,697, or 20.72%, to $492,325,051 in 2009, from $407,813,354 in 2008.  The average balance of non-interest bearing deposits increased $1,088,485, or 2.48%, to $44,900,002 in 2009, from $43,811,517 in 2008.  The following table sets forth the average balance amounts and the average rates paid on deposits of the Company by category at December 31, 2009 and 2008.

Deposits

	2009		2008
		Average		Average
	Average	Rate	Average	Rate
(Dollars in thousands)	Amount	Paid	Amount	Paid

Demand deposit accounts	$44,900	-%	$43,812	-%
NOW accounts	37,516	0.57	28,760	0.64
Savings accounts	104,429	1.67	98,210	2.16
Time deposits $100,000 and over	188,744	2.95	164,409	4.08
Other time deposits	161,636	3.11	116,434	3.95

Total deposits	$537,225	2.34%	$451,625	3.02%

Core deposits, which exclude time deposits of $100,000 or more, provide a relatively stable funding source for our loan portfolio and other earning assets.  Our core deposits were $357,416,788 and $323,690,517 at December 31, 2009 and 2008, respectively.  This equates to an increase in core deposits of $33,726,271, or 10.42%.  The increase in core deposits resulted from successful pricing and marketing promotions.

Included in time deposits $100,000 and over, at December 31, 2009 and 2008 are brokered time deposits of $124,468,000 and $96,652,000, respectively.  We anticipate being able to either renew or replace brokered deposits when they mature, although we may not be able to replace them with deposits with the same terms or rates.

Deposits, and particularly core deposits, have been our primary source of funding and have enabled us to meet successfully both our short-term and long-term liquidity needs.  We anticipate that such deposits will continue to be our primary source of funding in the future.  However, advances from the Federal Home Loan Bank are being used as an alternative source of funds.  Our loan-to-deposit ratio was 73.56% at December 31, 2009, and 101.70% at December 31, 2008.  The maturity distribution of our time deposits over $100,000 and over at December 31, 2009, is set forth in the following table:

Maturities of Time Deposits of $100,000 or over

After Six
		After Three	Through
	Within Three	Through Six	Twelve	After Twelve
(Dollars in thousands)	Months	Months	Months	Months	Total
Certificates of deposit of $100,000 or over	$13,264	$9,364	$41,774	$130,944	$195,346

Maturities of Time Deposits of $100,000 or over

Approximately 32.96% of our time deposits of $100,000 or more had scheduled maturities within one year.  Large certificate of deposit customers tend to be extremely sensitive to interest rate levels, making these deposits less reliable sources of funding for liquidity planning purposes than core deposits.  We expect most certificates of deposits with maturities less than one year to be renewed upon maturity. However, there is the possibility that some certificates may not be renewed.  We believe that, should that occur, the impact would be minimal on our operations and liquidity due to the availability of other funding sources.  We have available line to borrow funds from the Federal Home Loan Bank up to 30% of the our total assets which provided additional available funds of approximately $178,210,000 at December 31, 2009 and available lines to purchase federal funds with various financial institutions up to $69,000,000 at December 31, 2009.  We believe that these funds would be sufficient to meet future liquidity needs.

Other Borrowings - The following table summarizes the Company's borrowings for the years ended December 31, 2009 and 2008.  These borrowings consist of securities sold under agreements to repurchase, advances from the Federal Home Loan Bank, federal funds purchased, a note payable and junior subordinated debentures.  Securities sold under agreements to repurchase mature on a one to seven day basis.  These agreements are secured by U.S. government agencies.  Advances from Federal Home Loan Bank mature at different periods as discussed in the footnotes to the financial statements and are secured by the Company's one to four family residential mortgage loans and the Company's investment in Federal Home Loan Bank stock.  Federal funds purchased are short-term borrowings from other financial institutions that mature daily.

	Maximum
	Outstanding	Weighted			Interest
(Dollars in thousands)	at any	Average	Average	Balance	Rate at
	Month End	Balance	Interest Rate	December 31,	December 31,
		December 31, 2009
Securities sold under agreement to repurchase	$7,664	$2,262	0.05%	$598	0.25%
Advances from Federal Home Loan Bank	93,500	59,800	3.57	34,000	3.17
Federal funds purchased	11,482	21	0.82	-	-
Note payable	6,950	1,485	2.01	-	-
Junior subordinated debentures	10,310	10,310	5.95	10,310	5.93

		December 31, 2008
Securities sold under agreement to repurchase	$9,291	$7,845	1.54%	$8,198	0.25%
Advances from Federal Home Loan Bank	83,500	72,617	3.77	78,000	3.43
Federal funds purchased	11,482	4,359	2.99	-	-
Note payable	6,950	3,389	4.01	6,950	2.00
Junior subordinated debentures	10,310	10,310	5.97	10,310	5.93

Capital

We, including our banking subsidiary, are subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a material effect on our consolidated financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, our banking subsidiary must meet specific capital guidelines that involve quantitative measures of our assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices.  Our capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum ratios of Tier 1 and total capital as a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 100%.  Tier 1 capital consists of common shareholders’ equity, excluding the unrealized gain or loss on securities available-for-sale, minus certain intangible assets.  Tier 2 capital consists of the allowance for loan losses subject to certain limitations.  Total capital for purposes of computing the capital ratios consists of the sum of Tier 1 and Tier 2 capital.  The regulatory minimum requirements are 4% for Tier 1 capital and 8% for total risk-based capital.

We and our banking subsidiary are also required to maintain capital at a minimum level based on quarterly average assets, which is known as the leverage ratio.  Only the strongest banks are allowed to maintain capital at the minimum requirement of 3%.  All others are subject to maintaining ratios 1% to 2% above the minimum.

The Company and the Bank exceeded the regulatory minimum capital requirements at December 31, 2009.  The following table shows the Company's and the Bank's ratios at December 31, 2009.

Analysis of Capital and Capital Ratios

	Company	Bank
(Dollars in thousands)
Tier 1 capital	$54,375	$50,689
Tier 2 capital	5,946	5,942
Total qualifying capital	$60,321	$56,631
Risk-adjusted total assets (including off-balance sheet exposures)	$471,831	$471,501

Risk-based capital ratios:
Total risk-based capital ratio	12.78%	12.01%
Tier 1 risk-based capital ratio	11.52	10.75
Tier 1 leverage ratio	8.25	7.69

Impact of Off-Balance Sheet Instruments

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers.  These financial instruments consist of commitments to extend credit and standby letters of credit.  Commitments to extend credit are legally binding agreements to lend to a customer at predetermined interest rates as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  A commitment involves, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheets.  The exposure to credit loss in the event of nonperformance by the other party to the instrument is represented by the contractual notional amount of the instrument.  Since certain commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  Letters of credit are conditional commitments issued to guarantee a customer’s performance to a third party and have essentially the same credit risk as other lending facilities.  Standby letters of credit often expire without being used.

We use the same credit underwriting procedures for commitments to extend credit and standby letters of credit as it does for its on-balance sheet instruments.  The credit worthiness of each borrower is evaluated and the amount of collateral, if deemed necessary, is based on the credit evaluation.  Collateral held for commitments to extend credit and standby letters of credit varies but may include accounts receivable, inventory, property, plant, equipment, and income-producing commercial properties.

We are not involved in off-balance sheet contractual relationships, other than those disclosed in this report, that could result in liquidity needs or other commitments or that could significantly impact earnings.

As of December 31, 2009, commitments to extend credit totaled $39,873,440.08 and its standby letters of credit totaled $2,583,465.85. These Commitments include $32,436,036.81 of credits with variable interest rates.

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at December 31, 2009.
		After One	After Three
		Through	Through		Greater
	Within One	Three	Twelve	Within One	Than
(Dollars in thousands)	Month	Months	Months	Year	One Year	Total
Unused commitments to extend credit	$5,054	$321	$14,124	$19,499	$20,374	$39,873
Standby letters of credit	863	75	47	985	1,598	2,583
Totals	$5,917	$396	$14,171	$20,484	$21,972	$42,456

The Company evaluates each customer’s credit worthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on its credit evaluation of the borrower.  Collateral varies but may include accounts receivable, inventory, premises, furniture and equipment, and commercial and residential real estate.

Liquidity Management and Capital Resources

Liquidity is the ability to meet current and future obligations through liquidation or maturity of existing assets or the acquisition of additional liabilities.  Adequate liquidity is necessary to meet the requirements of customers for loans and deposit withdrawals in the most timely and economical manner.  Some liquidity is ensured by maintaining assets that may be immediately converted into cash at minimal cost (amounts due from banks and federal funds sold).  However, the most manageable sources of liquidity are composed of liabilities, with the primary focus on liquidity management being on the ability to obtain deposits within our service area.  Core deposits (total deposits less time deposits greater than $100,000) provide a relatively stable funding base, and were equal to 55.37% of total assets at December 31, 2009.  Asset liquidity is provided from several sources, including amounts due from banks, interest-bearing deposits with other banks, federal funds sold, securities available for sale, and funds from maturing loans.  At December 31, 2009, other than loan repayments, our main sources of asset liquidity were the $53,298,486 we had in cash and due from banks and interest-bearing deposits with other banks and our investment of $121,948,744 in securities available-for- sale.  However, at December 31, 2009, $115,289,760 of our available-for-sale securities were pledged as collateral to secure public deposits and borrowings.  As of December 31, 2009, we had available unused short-term lines of credit to borrow up to $69,000,000 from unrelated financial institutions as an additional source of liquidity funding.  Additionally, we have a line of credit to borrow funds from the Federal Home Loan Bank up to $178,210,000, of which $34,000,000 had been drawn on this line as of December 31, 2009.

Contractual Obligations

The following table provides payments due by period for various contractual obligations as of December 31, 2009:

		Over One	Over Two	Over Three	After
	Within One	to Two	to Three	to Five	Five
(Dollars in thousands)	Year	Years	Years	Years	Years	Total
Certificate accounts (1)	$196,336	$66,293	$34,656	$52,436	$7,405	$357,126
Short-term borrowings (2)	598	-	-	-	-	598
Long-term debt (3)	21,000	12,000	1,000	-	10,310	44,310
Purchases	-	-	-	-	-	-
Operating lease obligations (4)	364	334	301	604	5,745	7,348
Totals	$218,298	$78,627	$35,957	$53,040	$23,460	$409,382

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

(3)	Long term debt consists of Federal Home Loan Bank borrowings and junior subordinated debentures.
(4)	Operating lease obligations include existing and future property and equipment non-cancelable lease commitments.

During 2009, our primary sources of cash were generated from the issuance of $15,225,312 of preferred stock, net increase in deposits of $91,627,595 and the net decrease in loans of $37,482,526.  The primary uses of our cash resources were to fund our net loss for the year of $5,844,153, to reduce other borrowings by $58,549,109 and to fund the net acquisition of securities available-for sale of $45,553,690.  We believe that our overall liquidity sources are adequate to meet our operating needs in the ordinary course of our business.

Impact of Inflation

Unlike most industrial companies, the assets and liabilities of financial institutions such as us are primarily monetary in nature.  Therefore, interest rates have a more significant effect on our performance than do the general rate of inflation and of goods and services.  In addition, interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services.  As discussed previously, we seek to manage the relationships between interest sensitive assets and liabilities in order to protect against wide interest rate fluctuations, including those resulting from inflation.

Accounting and Financial Reporting Issues

We have adopted various accounting policies, which govern the application of accounting principles generally accepted in the United States in the preparation of its consolidated financial statements.  The significant accounting policies are described in the footnotes to the financial statements at December 31, 2009 as filed in the Annual Report on Form 10-K. Certain accounting policies involve significant judgments and assumptions by management which have a material impact on the carrying value of certain assets and liabilities.  We consider these accounting policies to be critical accounting policies.  The judgments and assumptions used are based on historical experience and other factors, which management believes to be reasonable under the circumstances.  Because of the nature of the judgments and assumptions made, actual results could differ from these judgments and estimates which could have a material impact on the carrying values of assets and liabilities and the results of operations.

Of these significant accounting policies, the Company considers its policies regarding the allowance for loan losses (the “Allowance”) to be its most critical accounting policy due to the significant degree of management judgment involved in determining the amount of Allowance.  The Company has developed policies and procedures for assessing the adequacy of the Allowance, recognizing that this process requires a number of assumptions and estimates with respect to its loan portfolio.  The Company's assessments may be impacted in future periods by changes in economic conditions, the impact of regulatory examinations, and the discovery of information with respect to borrowers, which is not known to management at the time of the issuance of the consolidated financial statements.  Refer to the discussion under Provision and Allowance for Loan Losses for a detailed description of the Company's estimation process and methodology related to the allowance for loan losses.

Effect of Governmental Policies

We are affected by the policies of regulatory authorities, including Federal Reserve Board and the FDIC. An important function of the Federal Reserve Board is to regulate the national money supply.  Among the instruments of monetary policy used by the Federal Reserve Board are: purchase and sale of U.S. Government securities in the market place; changes in the discount rate, which is the rate any depository institution must pay to from the Federal Reserve; and changes in the reserve requirements of depository institutions. These instruments are effective in influencing the economic and monetary growth, interest rate levels and inflation.

The monetary policies of the Federal Reserve Board and other governmental policies have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. Because of changing conditions in the national and international economy and in the money markets, as well as the result of actions by monetary and fiscal authorities, it is not possible to predict with certainty future changes in interest rates, deposit levels or loan demand or whether the changing economic conditions will have a positive or negative effect on operations and earnings.

Legislation from time to time is introduced into the United States Congress and the South Carolina Legislature and other state legislatures, and regulations are proposed by the regulatory agencies that could affect our business. It cannot be predicted whether or in what form any of these proposals will be adopted or the extent to which our business may be affected thereby.

ITEM 6A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to the revised disclosure requirements for smaller reporting companies effective February 4, 2008, no disclosure under this Item is required.

ITEM 7.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009.  Management based this assessment on criteria for effective internal control over financial reporting described in  "Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.”  Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting.  Management reviewed the results of its assessment with the Audit Committee of the Board of Directors.  Based on this assessment, management believes that First Reliance Bancshares, Inc. maintained effective internal control over financial reporting as of December 31, 2009.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
First Reliance Bancshares, Inc. and Subsidiary
Florence, South Carolina

We have audited the accompanying consolidated balance sheets of First Reliance Bancshares, Inc. and subsidiary (the "Company") as of December 31, 2009 and 2008, and the related consolidated statements of income (loss), changes in shareholders’ equity and comprehensive income (loss), and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Reliance Bancshares, Inc. and subsidiary as of December 31, 2009 and 2008, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management's assessment of the effectiveness of First Reliance Bancshares, Inc.'s internal control over financial reporting as of December 31, 2009 included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting and, accordingly, we do not express an opinion thereon.

/s/ Elliott Davis, LLC
Columbia, South Carolina
March 29, 2010

FIRST RELIANCE BANCSHARES, INC. AND SUBSIDIARY

Consolidated Balance Sheets

	December 31,
	2009	2008
Assets
Cash and cash equivalents:
Cash and due from banks	$2,942,295	$5,451,607
Interest-bearing deposits with other banks	50,356,191	-
Federal funds sold	-	257,000
Total cash and cash equivalents	53,298,486	5,708,607

Time deposits in other banks	502,089	-

Securities available-for-sale	121,948,744	76,310,816
Nonmarketable equity securities	4,812,100	4,574,700
Total investment securities	126,760,844	80,885,516
Loans held for sale	5,100,609	9,589,081
Loans receivable	406,627,401	468,990,202
Less allowance for loan losses	(9,800,746)	(8,223,899)
Loans, net	396,826,655	460,766,303
Premises, furniture and equipment, net	26,469,436	28,612,022
Accrued interest receivable	2,661,030	2,653,260
Other real estate owned	8,954,214	379,950
Cash surrender value life insurance	11,409,937	10,986,484
Other assets	13,525,073	4,623,726
Total assets	$645,508,373	$604,204,949
Liabilities and Shareholders’ Equity
Liabilities
Deposits
Noninterest-bearing transaction accounts	$44,298,626	$39,467,609
Interest-bearing transaction accounts	47,733,229	34,708,951
Savings	103,604,793	110,629,005
Time deposits $100,000 and over	195,346,191	137,444,867
Other time deposits	161,780,140	138,884,952
Total deposits	552,762,979	461,135,384
Securities sold under agreement to repurchase	598,342	8,197,451
Advances from Federal Home Loan Bank	34,000,000	78,000,000
Note payable	-	6,950,000
Junior subordinated debentures	10,310,000	10,310,000
Accrued interest payable	680,880	623,330
Other liabilities	1,932,345	1,563,026
Total liabilities	600,284,546	566,779,191
Commitments and contingencies (Notes 4, and 16)
Shareholders’ Equity
Preferred stock, no par value, authorized 10,000,000 shares:
Series A cumulative perpetual preferred stock 15,349 and 0 shares issued and outstanding at December 31, 2009 and 2008, respectively	$14,536,176	$-
Series B cumulative perpetual preferred stock 767 and 0 shares issued and outstanding at December 31, 2009 and 2008, respectively	835,960	-
Common stock, $0.01 par value; 20,000,000 shares authorized,3,582,691 and 3,525,004 shares issued and outstanding at December 31, 2009 and 2008, respectively	35,827	35,250
Capital surplus	26,181,576	26,120,460
Treasury stock, at cost, 11,535 and 10,829 shares at December 31, 2009 and 2008, respectively	(163,936)	(159,777)
Nonvested restricted stock	(206,004)	(207,653)
Retained earnings	5,269,463	11,839,005
Accumulated other comprehensive loss	(1,265,235)	(201,527)
Total shareholders’ equity	45,223,827	37,425,758
Total liabilities and shareholders’ equity	$645,508,373	$604,204,949

The accompanying notes are an integral part of the consolidated financial statements.

FIRST RELIANCE BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Income (Loss)

	For the years ended
	December 31,
	2009	2008
Interest income:
Loans, including fees	$27,758,195	$33,150,366
Investment securities:
Taxable	2,199,143	1,519,466
Tax exempt	1,904,688	1,298,612
Federal funds sold	1,346	56,343
Other interest income	162,165	217,931
Total	32,025,537	36,242,718

Interest expense:
Time deposits $100,000 and over	5,576,275	6,714,460
Other deposits	6,983,787	6,905,884
Other interest expense	2,781,333	3,678,028
Total	15,341,395	17,298,372

Net interest income	16,684,142	18,944,346

Provision for loan losses	14,400,652	4,934,912

Net interest income after provision for loan losses	2,283,490	14,009,434

Noninterest income:
Service charges on deposit accounts	1,968,616	2,018,725
Gain on sale of mortgage loans	2,463,628	1,700,162
Income from bank owned life insurance	423,453	446,211
Other service charges, commissions, and fees	559,122	477,418
Gain on sale of available-for-sale securities	1,876,560	-
Gain (loss) on sale of other real estate	(65,598)	22,000
Gain on sale of premises, furniture and equipment	81,718	7,091
Other	237,021	337,197
Total	7,544,520	5,008,804

Noninterest expenses:
Salaries and benefits	10,329,908	10,181,158
Occupancy	1,529,844	1,926,547
Furniture and equipment related expenses	1,136,494	1,067,845
Other operating	6,856,438	5,676,096
Total	19,852,684	18,851,646

Income (loss) before income taxes	(10,024,674)	166,592

Income tax expense (benefit)	(4,180,521)	(459,040)

Net income(loss)	(5,844,153)	625,632

Preferred stock dividends accrued	689,810	-
Deemed dividends on preferred stock resulting from net accretion of discount and amortization of premium	146,824	-

Net income (loss) available to common shareholders	$(6,680,787)	$625,632

Average common shares outstanding, basic	3,565,188	3,513,201
Average common shares outstanding, diluted	3,565,188	3,515,683

Earnings (loss) per common share:
Basic	$(1.87)	$0.18
Diluted	$(1.87)	$0.18

The accompanying notes are an integral part of the consolidated financial statements.

FIRST RELIANCE BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income (Loss)
For the years ended December 31, 2009 and 2008

							Accumulated
	Series						Other
	A and B				Nonvested		Comprehensive
	Preferred	Common	Capital	Treasury	Restricted	Retained	Income
	Stock	Stock	Surplus	Stock	Stock	Earnings	(Loss)	Total
Balance, December 31, 2007	$-	$34,946	$25,875,012	$(145,198)	$(152,762)	$11,417,275	$(1,369)	$37,027,904

Adjustment to reflect the cumulative-effect of change in accounting for life insurance arrangements						(203,902)		(203,902)

Net income						625,632		625,632

Other comprehensive loss, net of tax benefit of $103,112							(200,158)	(200,158)

Comprehensive income								425,474

Issuance of stock to employees		1	1,009

Issuance of restricted stock		223	201,163			(54,891)		146,495

Purchase of treasury stock					(14,579)			(14,579)

Issuance of shares to advisory board		11	5,675					5,686

Exercise of stock options		69	37,601					37,670

Balance, December 31, 2008	-	35,250	26,120,460	(159,777)	(207,653)	11,839,005	(201,527)	37,425,758

Issuance of Series A preferred stock, net of issuance cost of $116,786	14,375,740							14,375,740

Issuance of Series B preferred stock, net of issuance cost $6,902	849,572							849,572

Net loss						(5,844,153)		(5,844,153)

Other comprehensive loss, net of tax benefit of $547,971							(1,063,708)	(1,063,708)

Comprehensive loss								(6,907,861)

Preferred stock dividends						(578,565)		(578,565)

Accretion of Series A Preferred stock discount	160,436					(160,436)		-

Amortization of Series B Preferred stock premium	(13,612)					13,612		-

Issuance of stock to employees		2	998

Issuance of restricted stock		557	53,771		1,649			55,977

Issuance of stock to advisory board		18	6,347					6,365

Purchase of treasury stock				(4,159)				(4,159)

Balance, December 31, 2009	$15,372,136	$35,827	$26,181,576	$(163,936)	$(206,004)	$5,269,463	$(1,265,235)	$45,223,827

The accompanying notes are an integral part of the consolidated financial statements.

FIRST RELIANCE BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows
	For the years ended
	December 31,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$(5,844,153)	$625,632
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	14,400,652	4,934,912
Depreciation and amortization expense	1,120,746	1,033,696
Gain on sales of securities available-for sale	(1,876,560)	-
Gain on sale of premises, furniture and equipment	(81,718)	(7,091)
(Gain) loss on sale of other real estate owned	65,598	(22,000)
Discount accretion and premium amortization	180,643	52,856
Disbursements for mortgages held for sale	(170,081,763)	(115,615,922)
Proceeds from sales of mortgages held for sale	174,570,235	125,627,691
Write down of other real estate owned	40,000	277,000
Deferred income tax benefit	(2,058,704)	(1,613,849)
(Increase) decrease in interest receivable	(7,770)	439,507
Increase (decrease) in interest payable	57,550	(144,247)
Increase for cash surrender value of life insurance	(423,453)	(446,211)
Amortization of deferred compensation on restricted stock	55,977	146,495
(Increase) decrease in other assets	(6,434,734)	237,817
Increase in other liabilities	265,503	647,973
Net cash provided by operating activities	3,948,049	16,174,259

Cash flows from investing activities:
Purchases of securities available-for-sale	(162,082,989)	(24,151,692)
Maturities of securities available-for-sale	13,355,576	6,065,064
Proceeds on sale of securities available-for-sale	103,173,723	-
Purchases of nonmarketable equity securities	(237,400)	(644,300)
Increase in time deposits in other banks	(502,089)	-
Net (increase) decrease in loans receivable	37,482,526	(3,389,932)
Purchases of premises, furniture and equipment	(940,373)	(7,179,668)
Proceeds from disposal of premises, furniture and equipment	2,287,809	24,273
Proceeds from sale of other real estate owned	3,376,608	117,800
Net cash used by investing activities	(4,086,609)	(29,158,455)

Cash flows from financing activities:
Net increase in demand deposits, interest-bearing transaction accounts and savings accounts	10,831,083	15,993,163
Net increase (decrease) in certificates of deposit and other time deposits	80,796,512	(4,355,494)
Increase (decreases) in advances from Federal Home Loan Bank	(44,000,000)	9,000,000
Decrease in federal funds purchased	-	(13,359,000)
Net increase (decrease) in securities sold under agreements to repurchase	(7,599,109)	269,697
Proceeds from note payable	3,950,000
Repayment of note payable	(6,950,000)	-
Net proceeds from issuance of preferred stock	15,225,312	-
Preferred stock dividends paid	(578,565)	-
Exercise of stock options	-	37,670
Issuance of shares to employees	1,000	1,010
Issuance of shares to advisory board	6,365	5,686
Purchase of treasury stock	(4,159)	(14,579)
Net cash provided by financing activities	47,728,439	11,528,153

Net increase (decrease) in cash and cash equivalents	47,589,879	(1,456,043)

Cash and cash equivalents, beginning of year	5,708,607	7,164,650

Cash and cash equivalents, end of year	$53,298,486	$5,708,607

Cash paid during the year for:
Income taxes	$4,257	$1,404,499
Interest	$15,283,845	$17,442,619

Supplemental noncash investing and financing activities:
Foreclosures on loans	$12,056,470	$555,800

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

The Company makes loans to individuals and small businesses for various personal and commercial purposes primarily in Florence, Lexington, Charleston and Mount Pleasant, South Carolina.  At December 31, 2009, the majority of the total loan portfolio was to borrowers from within these areas.

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

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

The Company’s investment portfolio consists principally of obligations of the United States and its agencies or its corporations and obligations of state and local governments.  In the opinion of management, there is no concentration of credit risk in its investment portfolio.  The Company places its deposits and correspondent accounts with and sells its federal funds to high quality institutions. Management believes credit risk associated with correspondent accounts is not significant.

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

Nonmarketable Equity Securities - Nonmarketable equity securities include the cost of the Company’s investment in the stock of Federal Home Loan Bank.  The stock has no quoted market value and no ready market exists.  Investment in the Federal Home Loan Bank is a condition of borrowing from the Federal Home Loan Bank, and the stock is pledged to collateralize such borrowings.  At December 31, 2009 and 2008, the Company’s investment in Federal Home Loan Bank stock was $4,812,100 and $4,574,700, respectfully. Dividends received on this stock are included as a separate component of interest income.

Mortgage Loans Held For Sale - The Company’s mortgage activities are comprised of accepting residential mortgage loan applications, qualifying borrowers to standards established by investors, funding residential mortgages and selling mortgages to investors under pre-existing commitments.  Funded residential mortgages held temporarily for sale to investors are recorded at the lower of cost or market value.  Gains or losses are recognized when control over these assets has been surrendered and are included in gain on sale of mortgage loans in the consolidated statements of income.

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

The allowance consists of specific, general and unallocated components.  The specific component relates to loans that are classified as either doubtful, substandard or special mention.  For such loans that are also classified as impaired, an allowance is established when the discounted cash flows or collateral value or observable market price of the impaired loan is lower than the carrying value of that loan.  The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors.  An unallocated component is maintained to cover uncertainties that could affect management's estimate of probable losses.  The unallocated  component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Allowance for Loan Losses - continued - A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed.  Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment.  Accordingly, the Company does not separately identify individual consumer and residential loans for impairment disclosures, unless such loans are the subject of a restructuring agreement.

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

Other Real Estate Owned - Other real estate owned includes real estate acquired through foreclosure.  Other real estate owned is carried at fair market value minus estimated costs to sell.  Any write-downs at the date of foreclosure are charged to the allowance for loan losses.  Expenses to maintain such assets and subsequent changes in the valuation allowance are included in other noninterest expenses, while gains and losses on disposal are included in noninterest income.

Cash Surrender Value of Life Insurance - Cash surrender value of life insurance represents the cash value of policies on certain current and former officers of the Bank.

Residential Mortgage Origination Fees - Residential mortgage origination fees include fees from residential mortgage loans originated by the Company and subsequently sold in the secondary market.  These fees are recognized as income at the time of the sale to the investor.

Income Taxes - Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the amount of taxable income and pretax financial income and between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. In addition, deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than  not that some portion or all of the deferred tax assets will not be realized.  Interest and penalties related to income tax matters is recognized in income tax expense.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Advertising Expense - Advertising and public relations costs are generally expensed as incurred.  External costs incurred in producing media advertising are expensed the first time the advertising takes place.  External costs relating to direct mailing costs are expended in the period in which the direct mailings are sent.  Advertising and public relations costs of $264,422 and $345,389 were included in the Company's results of operations for 2009 and 2008, respectively.

Retirement Benefits - A trusteed retirement savings plan is sponsored by the Company and provides retirement benefits to substantially all officers and employees who meet certain age and service requirements.  The plan includes a “salary reduction” feature pursuant to Section 401(k) of the Internal Revenue Code.  In 2004, the Company converted the 401(k) plan to a 404(c) plan.  The 404 (c) plan changes investment alternatives to include the Company's stock.  Under the plan and present policies, participants are permitted to make contributions up to 15% of their annual compensation.  At its discretion, the Company can make matching contributions up to 6% of the participants’ compensation.  The Company charged $153,597 and $121,972 to earnings for the retirement savings plan in 2009 and 2008, respectively.

During 2006, the Board of Directors approved a supplemental retirement plan for the directors and certain officers. These benefits are not qualified under the Internal Revenue Code and they are not funded.  For 2009 and 2008 the supplemental retirement expense was $152,659 and $237,000, respectively.  The current accrued but unfunded amount is $726,580 and $598,377 at December 31, 2009 and 2008, respectively.  However, certain funding is provided informally and indirectly by bank owned life insurance policies.  The cash surrender value of the life insurance policies are recorded as a separate line item in the accompanying consolidated balances sheets at $11,409,937 and $10,986,484 at December 31, 2009 and 2008, respectively.

Effective January 1, 2008, the Company changed its method of accounting for its split-dollar life insurance arrangements, which resulted in a cumulative-effect adjustment to retained earnings of $203,902.  As of December 31, 2009 and 2008, the split-dollar liability totaled $230,833 and $216,647, respectively and the related expense for 2009 and 2008 was $14,186 and $12,745, respectively.

Equity Incentive Plan - On January 19, 2006, the Company approved the 2006 Equity Incentive Plan.  This plan provides for the granting of dividend equivalent rights, options, performance unit awards, phantom shares, stock appreciation rights and stock awards, each of which shall be subject to such conditions based upon continued employment, passage of time or satisfaction of performance criteria or other criteria as permitted by the plan.  The plan allows granting up to 350,000 shares of stock, to officers, employees, and directors, consultants and service providers of the Company or its affiliates.  Awards may be granted for a term of up to ten years from the effective date of grant. Under this Plan, our Board of Directors has sole discretion as to the exercise date of any awards granted.  The per-share exercise price of incentive stock options may not be less than the market value of a share of common stock on the date the option is granted.  Any options that expire unexercised or are canceled become available for re-issuance. The Company's equity incentive plan is further described in Notes 17 and 18.

Stock-Based Compensation - Compensation cost for all stock-based awards is measured at fair value on date of grant and recognized over the service period for awards expected to vest. Such value is recognized as expense over the service period.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Common Stock Owned by the 401(k) Plan and Employee Stock Ownership Plan (ESOP) - All shares held by the 401(k) and ESOP Plans, collectively referred to as the "404(c)," are treated as outstanding for purposes of computing earnings per share. 404(c) purchases and redemptions of the Company's common stock are at estimated fair value as determined by independent valuations.  Dividends on 404 (c) shares are charged to retained earnings.  At December 31, 2009, the 404 (c) owned 196,282 shares of the Company’s common stock with an estimated value of $724,430.  At December 31, 2008, the 404 (c) owned 143,240 shares of the Company’s common stock with an estimated value of $928,086.  All of these shares were allocated.  Contributions to the 404 (c) in 2009 and 2008 were $153,597 and $121,972, respectively.

Earnings (Loss) Per Share - Basic earnings (loss) per share represents income (loss) available to common shareholders divided by the weighted-average number of common shares outstanding during the period.  Diluted earnings (loss) per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued.  Potential common shares that may be issued by the Company relate to outstanding stock options and similar share-based compensation instruments and are determined using the treasury stock method (see Note 19).

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

The components of other comprehensive income (loss) and related tax effects are as follows:

		Tax
	Pre-tax	(Expense)	Net-of-tax
	Amount	Benefit	Amount
For the Year Ended December 31, 2009:
Net unrealized gains on securities available-for-sale arising during the period	$264,881	$(90,059)	$174,822
Less, reclassification adjustment for net (gains) realized in net income	(1,876,560)	638,030	(1,238,530)
	$(1,611,679)	$547,971	$(1,063,708)

For the Year Ended December 31, 2008:
Net unrealized (losses) on securities available-for-sale arising during the period	$(303,270)	$103,112	$(200,158)
Less, reclassification adjustment for net (gains) realized in net income	-	-	-
	$(303,270)	$103,112	$(200,158)

Derivative Instruments - The Company has no material embedded derivative instruments requiring separate accounting treatment.  The Company has freestanding derivative instruments consisting of fixed rate conforming loan commitments and commitments to sell fixed rate conforming loans.  The Company does not currently engage in hedging activities.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Statements of Cash Flows - For purposes of reporting cash flows in the consolidated financial statements, the Company considers certain highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include amounts due from banks and federal funds sold.  Generally, federal funds are sold for one-day periods.

Changes in the valuation account of securities available-for-sale, including the deferred tax effects, are considered noncash transactions for purposes of the statement of cash flows and are presented in detail in the notes to the consolidated financial statements.

Off-Balance Sheet Financial Instruments - In the ordinary course of business, the Company enters into off-balance sheet financial instruments consisting of commitments to extend credit and letters of credit.  These financial instruments are recorded in the consolidated financial statements when they become payable by the customer.

Recently Issued Accounting Pronouncements - The following is a summary of recent authoritative pronouncements:

In June 2009, the Financial Accounting Standards Board (“FASB”) issued guidance which restructured generally accepted accounting principles (“GAAP”) and simplified access to all authoritative literature by providing a single source of authoritave nongovernmental GAAP.  The guidance is presented in a topically organized structure referred to as the FASB Accounting Standards Codification (“ASC”). The new structure is effective for interim or annual periods ending after September 15, 2009. All existing accounting standards have been superseded and all other accounting literature not included is considered nonauthoritative.

The FASB issued new accounting guidance on accounting for transfers of financial assets in June 2009.  The guidance limits the circumstances in which a financial asset should be derecognized when the transferor has not transferred the entire financial asset by taking into consideration the transferor’s continuing involvement.  The standard requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale.  The concept of a qualifying special-purpose entity is no longer applicable.  The standard is effective for the first annual reporting period that begins after November 15, 2009, for interim periods within the first annual reporting period, and for interim and annual reporting periods thereafter.  Earlier application is prohibited.  The Company does not expect the guidance to have any impact on the Company’s financial statements.  The ASC was amended in December 2009, to include this guidance.

Guidance was issued in June 2009 requiring a company to analyze whether its interest in a variable interest entity (“VIE”) gives it a controlling financial interest that should be included in consolidated financial statements.  A company must assess whether it has an implicit financial responsibility to ensure that the VIE operates as designed when determining whether it has the power to direct the activities of the VIE that significantly impact its economic performance, making it the primary beneficiary.  Ongoing reassessments of whether a company is the primary beneficiary are also required by the standard.  This guidance amends the criteria to qualify as a primary beneficiary as well as how to determine the existence of a VIE.  The standard also eliminates certain exceptions that were previously available.  This guidance is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter.  Earlier application is prohibited.  Comparative disclosures will be required for periods after the effective date.  The Company does not expect the guidance to have any impact on the Company’s financial position.  An update was issued in December, 2009, to include this guidance in the ASC.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Recently Issued Accounting Pronouncements - continued

In October 2009, updated guidance was issued to provide for accounting and reporting for own-share lending arrangements issued in contemplation of a convertible debt issuance.  At the date of issuance, a share-lending arrangement entered into on an entity’s own shares should be measured at fair value in accordance with prior guidance and recognized as an issuance cost, with an offset to additional paid-in capital.  Loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs.  The amendment also requires several disclosures including a description and the terms of the arrangement and the reason for entering into the arrangement.  The effective dates of the amendment are dependent upon the date the share-lending arrangement was entered into and include retrospective application for arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009.   The Company has no plans to issue convertible debt and, therefore, does not expect the update to have an impact on its financial statements.

In January 2010, guidance was issued to alleviate diversity in the accounting for distributions to shareholders that allow the shareholder to elect to receive their entire distribution in cash or shares but with a limit on the aggregate amount of cash to be paid.  The amendment states that the stock portion of a distribution to shareholders that allows them to elect to receive cash or shares with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance.  The amendment is effective for interim and annual periods ending on or after December 15, 2009 and had no impact on the Company’s financial statements.

Also in January 2010, an amendment was issued to clarify the scope of subsidiaries for consolidation purposes.  The amendment provides that the decrease in ownership guidance should apply to (1) a subsidiary or group of assets that is a business or nonprofit activity, (2) a subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint venture, and (3) an exchange of a group of assets that constitutes a business or nonprofit activity for a noncontrolling interest in an entity.  The guidance does not apply to a decrease in ownership in transactions related to sales of in substance real estate or conveyances of oil and gas mineral rights.  The update is effective for the interim or annual reporting periods ending on or after December 15, 2009 and had no impact on the Company’s financial statements.

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

Reclassifications - Certain captions and amounts in the 2008 consolidated financial statements were reclassified to conform with the 2009 presentation.  The reclassifications did not have an impact on net income or shareholders’ equity.

NOTE 2 - CASH AND DUE FROM BANKS

The Company is required to maintain balances with The Federal Reserve computed as a percentage of deposits.  At December 31, 2009 and 2008, this requirement was $25,000.  This requirement was met by vault cash and balances on deposit with the Federal Reserve.

NOTE 3 - INVESTMENT SECURITIES

The amortized cost and estimated fair values of securities available-for-sale were:

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
December 31, 2009
U.S. Government agencies	$3,021,782	$751	$11,167	$3,011,366
Mortgage-backed securities	59,324,978	-	1,192,307	58,132,671
Municipals	61,300,256	460,262	1,023,326	60,737,192
Other	218,750	-	151,235	67,515
	$123,865,766	$461,013	$2,378,035	$121,948,744

December 31, 2008
U.S. Government agencies	$88,013	$-	$16	$87,997
Mortgage-backed securities	46,465,667	1,108,354	-	47,574,021
Municipals	29,843,730	155,047	1,474,279	28,524,498
Other	218,750	-	94,450	124,300
	$76,616,160	$1,263,401	$1,568,745	$76,310,816

The following is a summary of maturities of securities available-for-sale as of December 31, 2009.  The amortized cost and estimated fair values are based on the contractual maturity dates.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty.

	Securities
	Available-For-Sale
	Amortized	Estimated
	Cost	Fair Value
Due after one year but within five years	$14,986	$15,737
Due after five years but with ten years	1,215,283	1,233,781
Due after ten years	63,091,769	62,499,040
	64,322,038	63,748,558
Mortgage-backed securities	59,324,978	58,132,671
Other	218,750	67,515
Total	$123,865,766	$121,948,744

The following table shows gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2009 and 2008.

NOTE 3 - INVESTMENT SECURITIES - continued

	December 31, 2009		December 31, 2008
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses
Less Than 12 Months
U.S. government agencies and corporations	$2,995,629	$11,167	$87,997	$16
Mortgage-backed securities	58,132,671	1,192,307	-	-
Municipals	27,850,269	688,885	16,846,808	836,446

Other	-	-	124,300	94,450
	88,978,569	1,892,359	17,059,105	930,912
12 Months or More
Municipals	4,314,797	334,441	3,719,646	637,833
Other	67,515	151,235	-	-
	4,382,312	485,676	3,719,646	637,833

Total securities available-for-sale	$93,360,881	$2,378,035	$20,778,751	$1,568,745

At December 31, 2009, securities classified as available-for-sale are recorded at fair market value.  Approximately 20.42% of the unrealized losses, or 10 individual securities, consisted of securities in a continuous loss position for twelve months or more.  The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities before recovery of their amortized cost. The Company believes, based on industry analyst reports and credit ratings, that the deterioration in value is attributable to changes in market interest rates and is not in the credit quality of the issuer and therefore, these losses are not considered other-than-temporary.

During 2009, gross proceeds from the sale of available-for-sale securities were $103,173,723.  Gains on available-for-sale securities totaled $1,876,560 for the year ended December 31, 2009.  There were no sales of investment securities for the year ended December 31, 2008.

At December 31, 2009 and 2008, investment securities with a par value of $115,152,339 and $74,210,000 and a fair market value of $115,289,760 and $73,204,733, respectively, were pledged as collateral to secure public deposits and borrowings.

NOTE 4 - LOANS RECEIVABLE

Major classifications of loans receivable are summarized as follows:

	December 31,
	2009	2008
Mortgage loans on real estate:
Residential 1-4 family	$57,539,371	$72,245,289
Multifamily	9,962,625	7,104,889
Commercial	169,933,348	201,318,345
Construction	77,566,504	60,744,432
Second mortgages	4,746,686	4,989,538
Equity lines of credit	31,596,471	37,792,852
	351,345,005	384,195,345
Commercial and industrial	45,887,237	70,877,890
Consumer	7,942,668	8,974,448
Other	1,452,491	4,942,519
Total gross loans	$406,627,401	$468,990,202
Included in the gross loans above are:
Nonaccrual loans	$25,406,383	$19,591,982
Loans past due 90 days still accruing interest	40,197	2,097,426

NOTE 4 - LOANS RECEIVABLE - continued

The Company has pledged certain loans as collateral to secure its borrowings from the Federal Home Loan Bank.  The total of loans pledged was $130,335,153 at December 31, 2009.

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

The following tables summarize information on impaired loans at and for the years ended December 31, 2009 and 2008.

	2009	2008
Impaired loans with specific allowance	$17,526,321	$20,235,727
Impaired loans with no specific allowance	31,166,311	5,947,874
Total impaired loans – year end	$48,692,632	$26,183,601
Related specific allowance – year end	$3,755,475	$3,658,653
Average recorded investment in impaired loans – for the year ended	43,537,156	8,509,024
Impaired loans included in nonaccrual	25,406,383	19,591,982
Troubled debt restructurings	420,033	566,161

Interest income on impaired loans other than nonaccrual loans is recognized on an accrual basis.  Interest income on nonaccrual loans is recognized only as collected.  During 2009 and 2008, interest income recognized on nonaccrual loans was $533,774 and $568,735, respectively.  If the nonaccrual loans had been accruing interest at their original contracted rates, related income would have been $2,984,263 and $1,972,354 for 2009 and 2008, respectively.

Transactions in the allowance for loan losses are summarized below:

	For the years ended
	December 31,
	2009	2008
Balance, beginning of year	$8,223,899	$5,270,607
Provision charged to operations	14,400,652	4,934,912
Recoveries on loans previously charged-off	1,463,634	386,017
Loans charged-off	(14,287,439)	(2,367,637)
Balance, end of year	$9,800,746	$8,223,899

Loans sold with limited recourse are 1-4 family residential mortgages originated by the Company and sold to various other financial institutions.  These loans are sold with the agreement that a loan may be returned to the Company within 90 days of purchase, or at any time in the event the Company fails to provide necessary documents related to the mortgages to the buyers, or if it makes false representations or warranties to the buyers.  Loans sold under these agreements in 2009 totaled $162,182,388.  The Company uses the same credit policies in making loans held for sale as it does for on-balance-sheet instruments.

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments consist of commitments to extend credit and standby letters of credit.  Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. A commitment involves, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet.  The Company’s exposure to credit loss in the event of nonperformance by the other parties to the instrument is represented by the contractual notional amount of the instrument. Since certain commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The Company uses the same credit policies in making commitments to extend credit as it does for on-balance-sheet instruments.  Letters of credit are conditional commitments issued to guarantee a customer’s performance to a third party and have essentially the same credit risk as other lending facilities.

NOTE 4 - LOANS RECEIVABLE - continued

Collateral held for commitments to extend credit and standby letters of credit varies but may include accounts receivable, inventory, property, plant, equipment, and income-producing commercial properties.

The following table summarizes the Company’s off-balance sheet financial instruments whose contract amounts represent credit risk:

	December 31,
	2009	2008
Commitments to extend credit	$39,873,440	$53,812,183
Standby letters of credit	2,583,466	3,006,214

The Company originates certain fixed rate residential mortgage loans and commits these loans for sale based on best efforts contracts.  The commitments to originate fixed rate residential mortgage loans and the sales commitments are freestanding derivative instruments.  At December 31, 2009 and 2008, the Company has no material embedded derivative instruments requiring separate accounting treatment.  At December 31, 2009 and 2008, the amount of the forward sales commitments approximates the carrying value of the mortgage loans held for sale of $5,100,609 and $9,589,081, respectively.  Sales commitments are to sell loans at par value and are generally funded within 60 days.

NOTE 5 - PREMISES, FURNITURE AND EQUIPMENT

Premises, furniture and equipment consisted of the following:

	December 31,
	2009	2008
Land	$10,832,561	$13,032,561
Building	13,659,425	13,645,412
Leasehold improvements	511,842	145,497
Furniture and equipment	5,334,402	5,045,108
Construction in progress	831,484	575,979
Total	31,169,714	32,444,557
Less, accumulated depreciation	4,700,278	3,832,535
Premises and equipment, net	$26,469,436	$28,612,022

Depreciation expense for the years ended December 31, 2009 and 2008 amounted to $876,868 and $784,210, respectively.

At December 31, 2009 and 2008, construction in progress consists mainly of architect fees and site work for potential new branches.  As of December 31, 2009, there were no material commitments outstanding for the construction/or purchase of premises, furniture and equipment.

During 2009, gross proceeds of $2,286,810 were received from the sale of land, which resulted in a gain of $86,810.  Other premises, furniture and equipment were sold for $999, resulting in a net loss of $5,092.  During 2008, gross proceeds of $24,273 were received from the sale of premises, furniture and equipment, resulting in a net gain of $7,091.

NOTE 6 - OTHER REAL ESTATE OWNED

Transactions in other real estate owned for the years ended December 31, 2009 and 2008 are summarized below:

	December 31,
	2009	2008
Balance, beginning of year	$379,950	$196,949
Additions	12,056,470	555,800
Sales	(3,442,206)	(266,409)
Write downs	(40,000)	(106,750)
Balance, end of year	$8,954,214	$379,950

The Company recognized a net loss of $65,598 on the sale other real estate owned for the year ended December 31, 2009.  For the year ended December 31, 2008, the Company recognized a net gain of $22,000 on the sale of other real estate owned.

NOTE 7 - DEPOSITS

At December 31, 2009, the scheduled maturities of time deposits were as follows:

Maturing In	Amount
2010	$196,335,777
2011	66,292,838
2012	34,655,504
2013	35,283,720
2014	17,153,492
Thereafter	7,405,000
Total	$357,126,331

Included in total time deposits at December 31, 2009 and 2008 were brokered time deposits of $124,468,000 and $96,652,000, respectively.

NOTE 8 – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Short-term borrowings payable are securities sold under agreements to repurchase which generally mature on a one to thirty day basis.  Information concerning securities sold under agreements to repurchase is summarized as follows:

	For the years ended
	December 31,
	2009	2008
Balance at end of the year	$598,342	$8,197,451
Maximum month-end balance during the year	7,663,558	9,290,691
Average balance during the year	2,261,509	7,844,809
Average interest rate at the end of the year	0.25%	0.25%
Average interest rate during the year	0.05%	1.54%

Under the terms of the repurchase agreement, the Company sells an interest in securities issued by United States Government agencies and agrees to repurchase the same securities the following business day.  As of December 31, 2009 and 2008, the par value and market value of the securities held by the third-party for the underlying agreements were $1,305,000 and $13,240,000, respectively, and $1,262,601 and $12,713,996, respectively.

NOTE 9 - ADVANCES FROM FEDERAL HOME LOAN BANK

Advances from the Federal Home Loan Bank consisted of the following:

		December 31,
Description	Interest Rate	2009	2008
Fixed rate advances maturing:
January 22, 2009	2.88%	$-	$4,000,000
March 09, 2009	4.94%	-	6,000,000
May 28, 2009	2.96%	-	5,000,000
May 29, 2009	4.08%	-	8,000,000
July 30, 2009	2.87%	-	5,500,000
August 13, 2009	2.59%	-	3,000,000
November 5, 2009	2.76%	-	5,000,000
November 30, 2009	4.03%	-	9,000,000
January 5, 2010	1.13%	5,000,000	-
January 26, 2010	1.14%	2,000,000	-
April 8, 2010	2.66%	1,000,000	1,000,000
November 5, 2010	3.46%	5,000,000	5,000,000
November 29, 2010	4.11%	8,000,000	8,000,000
January 26, 2011	2.02%	2,000,000	-
November 7, 2011	3.89%	10,000,000	10,000,000
Variable rate advances maturing:
March 19, 2009	2.48%	-	3,000,000
July 5, 2012	4.08%	1,000,000	1,000,000
Daily variable rate advances maturing:
Daily	Variable	-	4,500,000
		$34,000,000	$78,000,000

Scheduled principal reductions of Federal Home Loan Bank advances as of December 31, 2009 are as follows:

Amount
2010	$21,000,000
2011	12,000,000
2012	1,000,000

Total	$34,000,000

The Company has pledged certain loans as collateral to secure its borrowings from the Federal Home Loan Bank.  The total of loans pledged was $130,335,153 and $142,883,621 at December 31, 2009 and 2008, respectively.  At December 31, 2009 and 2008, investment securities with a par value of $56,162,339 and $45,000,000 and a fair market value of $58,132,671 and $45,300,859, respectively, were also pledged as collateral to secure the borrowings.  Finally, the Company’s Federal Home Loan Bank stock is pledged to secure the borrowings.

NOTE 10 - JUNIOR SUBORDINATED DEBENTURES

On June 30, 2005, First Reliance Capital Trust I (a non-consolidated affiliate) issued $10,000,000 in trust preferred securities with a maturity of November 23, 2035 and may be redeemed by the Company after five years, and sooner in certain specific events.  The rate is fixed at 5.93% until August 23, 2010, at which point the rate adjusts quarterly to the three-month LIBOR plus 1.83%, and can be called without penalty beginning on June 15, 2011.  In accordance with accounting literature, the Trust has not been consolidated in these financial statements.  The Company received from the trust the $10,000,000 proceeds from the issuance of the securities and the $310,000 initial proceeds from the capital investment in the trust, and accordingly has shown the funds due to the trust as $10,310,000 junior subordinated debentures.  Current regulations allow the entire amount of junior subordinated debentures to be included in the calculation of regulatory capital.

NOTE 11 – NOTE PAYABLE

At December 31, 2008, note payable consisted of a $20,000,000 revolving line of credit.  The outstanding balance on the credit line was $6,950,000 at that date.  On March 20, 2009, the outstanding balance was paid and the line of credit was terminated.

NOTE 12 – SHAREHOLDERS’ EQUITY

Common Stock – The following is a summary of the changes in common shares outstanding for the years ended December 31, 2009 and 2008.

	For years ended
	December 31,
	2009	2008
Common shares outstanding at beginning of the period	3,525,004	3,494,646
Issuance of restricted shares	62,222	22,275
Forfeitures of restricted shares	(6,503)	-
Issuance of stock to employees	200	100
Issuance of stock to advisory board	1,768	1,083
Exercise of stock options	-	6,900

Common shares outstanding at end of the period	3,582,691	3,525,004

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

NOTE 11 – NOTES PAYABLE - continued

The Series B Preferred Stock is a cumulative perpetual preferred stock that has the same rights, preferences, privileges, voting rights and other terms as the Series A Preferred Stock, except that dividends will be paid at the rate of 9% per year and may not be redeemed until all the Series A Preferred Stock has been redeemed.

The proceeds from the issuance of the Series A and Series B were allocated based on the relative fair value of each series based on a discounted cash flow model.  As a result of the valuations, $14,492,526 and $856,474 was allocated to the Series A Preferred Stock and Series B Preferred Stock, respectively.  This resulted in a discount of $973,260 for the Series A stock and a premium of $82,572 for the Series B stock.  The discount and premium are being accreted and amortized, respectively, through retained earnings over a five-year estimated life using the effective interest method.  For the year ended December 31, 2009, accretion of the Series A Preferred Stock discount totaled $160,436 and the amortization of the Series B Preferred Stock premium totaled $13,612.  The net amount of the accretion and amortization was treated as a deemed dividend to preferred shareholders in the computation of earnings per share.

Restrictions on Shareholders’ Equity- South Carolina banking regulations restrict the amount of dividends that can be paid to shareholders.  All of the Bank’s dividends to First Reliance Bancshares, Inc. are payable only from the undivided profits of the Bank.  At December 31, 2009, the Bank had undivided profits of $7,154,328. The Bank is authorized to upstream 100% of net income in any calendar year without obtaining the prior approval of the Commissioner of Banking provided that the Bank received a composite rating of one or two at the last Federal or State regulatory examination.  Under Federal Reserve Board regulations, the amounts of loans or advances from the Bank to the parent company are also restricted.

NOTE 13- OTHER OPERATING EXPENSE

Other operating expenses are summarized below:

	For the years ended
	December 31,
	2009	2008
Advertising	$264,422	$345,389
Office supplies and printing	238,469	236,940
Computer supplies and software amortization	256,528	482,577
Telephone	261,874	261,604
Professional fees and services	811,756	819,835
Meetings and travel expenses	220,261	372,418
Supervisory fees and assessments	1,348,914	378,904
Debit and credit card expenses	357,343	352,731
Other real estate owned expenses	543,925	48,439
Mortgage loan expenses	664,715	288,796
Other	1,888,231	2,088,463

Total	$6,856,438	$5,676,096

NOTE 14 - INCOME TAXES

Income tax expense is summarized as follows:

	For the years ended
	December 31,
	2009	2008
Currently payable
Federal	$(2,669,788)	$1,018,874
State	-	32,823
Total current	(2,669,788)	1,051,697
Deferred income taxes	(2,058,704)	(1,613,849)
Total income tax expense (benefit)	$(4,728,492)	$(562,152)
Income tax expense (benefit) is allocated as follows:
To continuing operations	$(4,180,521)	$(459,040)
To shareholders' equity	(547,971)	(103,112)
Total income tax expense (benefit)	$(4,728,492)	$(562,152)

The components of deferred tax assets and deferred tax liabilities are as follows:

	December 31,
	2009	2008
Deferred tax assets:
Allowance for loan losses	$3,217,100	$2,594,609
Net operating losses	411,779	93,771
Non-accrual interest	1,154,314	483,766
Unrealized loss on securities available for sale	651,788	103,817
Deferred compensation	393,929	313,588
Other	57,592	71,210
Gross deferred tax assets	5,886,502	3,660,761
Less, valuation allowance	(113,872)	(93,771)
Net deferred tax assets	5,772,630	3,566,990
Deferred tax liabilities:
Accumulated depreciation	$516,122	$361,336
Prepaid expenses	100,371	93,002
Other	47,144	62,363
Total gross deferred tax liabilities	663,637	516,701
Net deferred tax asset recognized	$5,108,993	$3,050,289

Deferred tax assets represent the future tax benefit of deductible differences and, if it is more likely than not that a tax asset will not be realized, a valuation allowance is required to reduce the recorded deferred tax assets to net realizable value.  As of December 31, 2009, management has determined that it is more likely than not that the total deferred tax asset will be realized except for the deferred tax asset associated with State net operating loss carryforwards, and, accordingly, has established a valuation allowance only for this item.  Net deferred tax assets are included in other assets at December 31, 2009 and 2008.

NOTE 14 – INCOME TAXES - continued

The Company has federal net operating losses of $876,197 and $0 for the years ended December 31, 2009 and 2008, respectively.  The Company has state net operating losses of $3,450,672 and $2,841,542 for the years ended December 31, 2009 and 2008, respectively.

A reconciliation between the income tax expense (benefit) and the amount computed by applying the federal statutory rate of 34% to income before income taxes follows:

	For the years ended
	December 31,
	2009	2008
Tax expense (benefit) at statutory rate	$(3,408,389)	$56,641
State income tax, net of federal income tax benefit	-	21,663
Tax-exempt interest income	(647,594)	(441,528)
Disallowed interest expense	64,852	57,486
Life insurance surrender value	(143,974)	(151,712)
Other, net	(45,416)	(1,590)
	$(4,180,521)	$(459,040)

The Company had analyzed the tax positions taken or expected to be taken in its tax returns and concluded it has no liability related to uncertain tax positions.

NOTE 15 - RELATED PARTY TRANSACTIONS

Certain parties (principally certain directors and executive officers of the Company, their immediate families and business interests) were loan customers of and had other transactions in the normal course of business with the Company.  Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than the normal risk of collectibility.  As of December 31, 2009 and 2008, the Company had related party loans totaling $3,023,889 and $3,072,354 respectively. During 2009, $2,045,991 of advances were made to related parties and repayments totaled $2,094,456.  As of December 31, 2009, all related party loans were current.

Deposits from directors and executive officers and their related interests totaled $1,477,828 and $2,262,296 at December 31, 2009 and 2008, respectively.

In 2009 and 2008 real estate commissions of $73,500 and $175,393, respectively, were paid to a director of the Company in the normal course of business.

During 2005, the Company entered into a lease agreement with SP Financial LLC (the LLC), a limited liability company owned by two of the Bank's executive officers.  The LLC obtained third party financing to purchase the property, which was leased, to the Bank until December 1, 2008, at which time the Company acquired the property from the LLC for $3,959,268.   The LLC was not considered a Variable Interest Entity and accordingly its financial statements have not been previously consolidated with the Company’s.  Total lease and property tax payments to the LLC during 2008 were $281,004.

NOTE 16 - COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, the Company may, from time to time, become a party to legal claims and disputes.  At December 31, 2009, management and legal counsel are not aware of any pending or threatened litigation or unasserted claims or assessments that could result in losses, if any, that would be material to the consolidated financial statements.

The Company has entered into a number of operating leases for properties relating to its branch banking and mortgage operations. The leases have various initial terms and expire on various dates. The lease agreements generally provide that the Bank is responsible for ongoing repairs and maintenance, insurance and real estate taxes.  The leases also provide for renewal options and certain scheduled increases in monthly lease payments. Rental expenses recorded under leases for the years ended December 31, 2009 and 2008 were $386,921 and $638,839, respectively.

The minimal future rental payments under non-cancelable operating leases having remaining terms in excess of one year, for each of the next five years in the aggregate are:

2010	$364,255
2011	333,806
2012	301,228
2013	301,906
2014	301,906
Thereafter	5,745,122
$7,348,223

NOTE 17 - EQUITY INCENTIVE PLAN

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

During 2009 and 2008, the Company issued 62,222 and 22,275 shares, respectively, of restricted stock pursuant to the 2006 Equity Incentive Plan.  The shares cliff vest in three years, and are fully vested in 2012 and 2011, respectively.  The weighted-average fair value of restricted stock issued during 2009 and 2008 was $2.25 and $9.04, respectively.  Compensation cost associated with the issuances was $139,999 and $201,385 for the years ended December 31, 2009 and 2008, respectively.  During 2009, 6,503 shares were forfeited having a weighted average  price of $13.17.  There were no restricted stock forfeitures during 2008.  Compensation cost amortized to expense for 2009 and 2008 was $55,977 and $146,495, respectively.

NOTE 17 - EQUITY INCENTIVE PLAN – continued

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

The SARs compensation expense for 2009 and 2008 was $74,445 and $74,649, respectively.

As of December 31, 2009, there was $492,404 of total unrecognized compensation cost related to nonvested SARs.  The cost is expected to be recognized over a weighted-average period of 6.65 years.

A summary of the status of the Company’s SARs as of December 31, 2009 and 2008 is presented below.

	2009		2008
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding at beginning of year	93,981	$14.95	93,981	$14.95
Forfeited	(4,688)	14.90	-	-
Outstanding at end of year	89,293	14.95	93,981	$14.95

At December 31, 2009, we had 160,218 stock awards available for grant under the 2006 Equity Incentive Plan.

NOTE 18 – STOCK-BASED COMPENSATION

The Company terminated its 2003 Employee Stock Option Plan and replaced it with the 2006 Equity Incentive Plan.  Outstanding options issued under any former stock option plans will be honored in accordance with the terms and conditions in effect at the time they were granted, except that they are not subject to reissuance.  At December 31, 2009, 206,547 options were outstanding, which had been previously issued.

A summary of the status of the Company’s 2003 stock option plan as of December 31, 2009 and 2008, and changes during the period is presented below:

	2009		2008
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding at beginning of year	269,447	$8.36	278,847	$8.32
Exercised	-		(6,900)	5.46
Forfeited	(62,900)	5.00	(2,500)	11.00

Outstanding at end of year	206,547	$9.39	269,447	$8.36

No stock options have been granted since June 2005.  The fair value of each outstanding option was measured on the date of grant using the Black-Scholes option pricing model.

The Company received $37,670 from the stock options exercised during the year ended December 31, 2008.  The intrinsic value of options exercised during 2008 was $26,540.

At December 31, 2009, all options outstanding were exercisable and had a weighted average remaining life of 4.15 years. The exercise price, for the outstanding options, range from $5.00 to $10.29.

The aggregate intrinsic value is the difference between the Company’s closing stock price on the last trading day of the year and the exercise price, multiplied by the number of in-the-money options) for options outstanding and exercisable at year-end.  This amount changes based on changes in the fair market value of the Company’s stock.  The outstanding options at December 31, 2009, had no intrinsic value, since there were no options in-the-money.  The aggregate intrinsic value of options outstanding at December 31, 2008 was $27,389.

NOTE 19 – EARNINGS (LOSS) PER SHARE

Net income available to common shareholders represents net income adjusted for preferred dividends including dividends declared, accretions of discounts and amortization of premiums on preferred stock issuances and cumulative dividends related to the current dividend period that have not been declared as of period end.

The following is a summary of the earnings (loss) per common share calculations for the years ended December 31, 2009 and 2008.

	For the years ended
	December 31,
	2009	2008
Earnings (loss) available to common shareholders
Net income (loss)	$(5,844,153)	$625,632
Preferred stock dividends	689,810	-
Deemed dividends on preferred stock resulting from net accretion of discount and amortization of premium	146,824	-

Net income (loss) available to common shareholders	$(6,680,787)	$625,632

NOTE 19 – EARNINGS (LOSS) PER SHARE - continued

	For the years ended
	December 31,
	2009	2008
Basic earnings per common share:
Net income (loss) available to common shareholders	$(6,680,787)	$625,632
Average common shares outstanding – basic	3,565,188	3,513,201

Basic earnings (loss) per common share	$(1.87)	$0.18
Diluted earnings per common share:

Net income (loss) available to common shareholders	$(6,680,787)	$625,632
Average common shares outstanding – basic	3,565,188	3,513,201

Dilutive potential common shares	-	2,482

Average common shares outstanding - diluted	3,565,188	3,515,683

Diluted earnings (loss) per common share	$(1.87)	$.18

NOTE 20 - REGULATORY MATTERS

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a material effect on the Company’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company’s and the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices.  The Company’s and the Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk-weightings, and other factors.

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

NOTE 20 - REGULATORY MATTERS - continued

The following table summarizes the capital amounts and ratios of the Company and the Bank and the regulatory minimum requirements.

					To Be Well-
			Minimum Requirement		Capitalized Under
			For Capital		Prompt Corrective
(Dollars in thousands)	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
December 31, 2009
The Company
Total capital (to risk-weighted assets)	$60,321	12.78%	$37,746	8.00%	$	N/A	N/A
Tier 1 capital (to risk-weighted assets)	54,375	11.52%	18,873	4.00%		N/A	N/A
Tier 1 capital (to average assets)	54,375	8.25%	26,362	4.00%		N/A	N/A

The Bank
Total capital (to risk-weighted assets)	$56,631	12.01%	$37,720	8.00%		$47,150	10.00%
Tier 1 capital (to risk-weighted assets)	50,689	10.75%	18,860	4.00%		28,290	6.00%
Tier 1 capital (to average assets)	50,689	7.69%	26,371	4.00%		32,964	5.00%

December 31, 2008
The Company
Total capital (to risk-weighted assets)	$61,247	11.97%	$40,933	8.00%	$	N/A	N/A
Tier 1 capital (to risk-weighted assets)	54,888	10.73%	20,466	4.00%		N/A	N/A
Tier 1 capital (to average assets)	54,888	9.28%	23,650	4.00%		N/A	N/A

The Bank
Total capital (to risk-weighted assets)	$55,037	10.86%	$40,546	8.00%		$50,683	10.00%
Tier 1 capital (to risk-weighted assets)	48,678	9.60%	20,273	4.00%		30,410	6.00%
Tier 1 capital (to average assets)	48,678	8.18%	23,802	4.00%		29,753	5.00%

NOTE 21 - UNUSED LINES OF CREDIT

As of December 31, 2009, the Bank had unused lines of credit to purchase federal funds from unrelated companies totaling $17,000,000.  These lines of credit are available on a one to fourteen day basis for general corporate purposes.  An approximately $52,000,000 unused line of credit is available to Bank at the Federal Reserve.  The Company also has a line of credit to borrow funds from the Federal Home Loan Bank of up to $178,210,000.  As of December 31, 2009 and 2008, the Bank had borrowed $34,000,000 and $78,000,000, respectively, on this line.

NOTE 22 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The current accounting literature requires the disclosure of fair value information for financial instruments, whether or not they are recognized in the consolidated balance sheets, when it is practical to estimate the fair value.  The guidance defines a financial instrument as cash, evidence of an ownership interest in an entity or contractual obligations, which require the exchange of cash, or other financial instruments.  Certain items are specifically excluded from the disclosure requirements, including the Company’s common stock, premises and equipment, accrued interest receivable and payable, and other assets and liabilities.

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

The following methods and assumptions were used to estimate the fair value of significant financial instruments:

Cash and Due from Banks and Interest-bearing Deposits with Other Banks - The carrying amount is a reasonable estimate of fair value.

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

Loans Receivable- The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At December 31, 2009, substantially all of the total impaired loans were evaluated based on the fair value of the collateral.  Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, The Company records the impaired loan as nonrecurring Level 3.

NOTE 22 - FAIR VALUE OF FINANCIAL INSTRUMENTS - continued

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

Off-Balance Sheet Financial Instruments - Fair values of off-balance sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing.

NOTE 22 - FAIR VALUE OF FINANCIAL INSTRUMENTS - continued

The carrying values and estimated fair values of the Company’s financial instruments were as follows:

	December 31,
	2009		2008
	Carrying	Estimated Fair	Carrying	Estimated Fair
	Amount	Value	Amount	Value
Financial Assets:
Cash and due from banks	$2,942,295	2,942,295	$5,451,607	$5,451,607
Interest-bearing deposits with other banks	50,356,191	50,356,191	-	-
Federal funds sold	-	-	257,000	257,000
Time deposits in other banks	502,089	502,089	-	-
Securities available-for-sale	121,948,744	121,948,744	76,310,816	76,310,816
Nonmarketable equity securities	4,812,100	4,812,100	4,574,700	4,574,700
Loans, including loans held for sale	411,728,010	410,265,000	478,579,283	480,311,000
Accrued interest receivable	2,661,030	2,661,030	2,653,260	2,653,260

Financial Liabilities:
Demand deposit, interest-bearing transaction, and savings accounts	195,636,648	195,636,648	$184,805,565	$184,805,565
Certificates of deposit	357,126,331	352,318,000	276,329,819	275,825,000
Securities sold under agreements to repurchase	598,342	598,342	8,197,451	8,197,451
Advances from Federal Home Loan Bank	34,000,000	33,992,000	78,000,000	77,908,015
Note payable	-	-	6,950,000	6,950,000
Junior subordinated debentures	10,310,000	10,310,000	10,310,000	10,310,000
Accrued interest payable	680,880	680,880	623,330	623,330

	Notional	Estimated Fair	Notional	Estimated Fair
	Amount	Value	Amount	Value
Off-Balance Sheet Financial Instruments:
Commitments to extend credit	$39,873,440	-	$53,812,183	$-
Standby letters of credit	2,583,466	-	3,006,214	-

In determining appropriate levels, the Company performs a detailed analysis of the assets and liabilities that are subject to fair value disclosures.  At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as Level 3.

Assets and liabilities that are carried at fair value are classified in one of the following three categories based on a hierarchy for ranking the quality and reliability of the information used to determine fair value:

Level 1 —	Quoted prices in active markets for identical assets or liabilities.
Level 2 —	Observable market based inputs or unobservable inputs that are corroborated by market data.
Level 3 —	Unobservable inputs that are not corroborated by market data.

NOTE 22 - FAIR VALUE OF FINANCIAL INSTRUMENTS - continued

The table below presents the balances of assets measured at fair value on a recurring basis as of December 31, 2009 and 2008, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Total	Level 1	Level 2	Level 3
December 31, 2009
Available for- sale- securities	$121,948,744	$-	$121,948,744	$-
Mortgage loans held for sale (1)	5,100,609	-	5,100,609	-

	$127,049,353	$-	$127,049,353	$-

December 31, 2008
Available for- sale- securities	$76,310,816	$-	$76,310,816	$-
Mortgage loans held for sale (1)	9,589,081	-	9,589,081	-

	$85,899,897	$-	$85,899,897	$-

   (1)  Carried at the lower of cost or market.

There were no liabilities carried at fair value at December 31, 2009 and 2008.

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  The following table presents the assets and liabilities carried on the balance sheet by caption and by level within the valuation hierarchy (as described above) as of December 31, 2009 and 2008, for which a nonrecurring change in fair value has been recorded during the years ended December 31, 2009 and 2008, respectively.

	Total	Level 1	Level 2	Level 3
December 31, 2009
Impaired loans receivable	$44,937,157	$-	$44,937,157	$-
Other real estate owned	8,954,214	-	8,954,214	-

Total assets at fair value	$53,891,371	$-	$53,891,371	$-

December 31, 2008
Impaired loans receivable	$22,524,948	$-	$22,524,948	$-
Other real estate owned	379,950	-	379,950	-

Total assets at fair value	$22,904,898	$-	$22,904,898	$-

The Company has no liabilities carried at fair value or measured at fair value on a nonrecurring basis at December 31, 2009 and 2008.

NOTE 23 - SUBSEQUENT EVENTS

In preparing these financial statements, subsequent events were evaluated through the time the financial statements were issued. Financial statements are considered issued when they are widely distributed to all shareholders and other financial statement users, or filed with the Securities and Exchange Commission. In conjunction with applicable accounting standards, all material subsequent events have been either recognized in the financial statements or disclosed in the notes to the financial statements.

NOTE 24 - FIRST RELIANCE BANCSHARES, INC. (PARENT COMPANY ONLY)

Condensed Balance Sheets

	December 31,
	2009	2008
Assets
Cash	$3,010,410	$895,976
Investment in banking subsidiary	51,947,813	48,539,657
Marketable Investments	67,515	124,300
Land	3,959,268	3,959,268
Investment in trust	310,000	310,000
Other assets	503,612	1,125,080
Total assets	$59,798,618	$54,954,281
Liabilities
Note payable – revolving line of credit	$-	$6,950,000
Note payable to banking subsidiary (1)	3,961,780	-
Junior subordinated debentures	10,310,000	10,310,000
Other liabilities	303,011	268,523
Total liabilities	14,574,791	17,528,523
Shareholders’ equity	45,223,827	37,425,758
Total liabilities and shareholders’ equity	$59,798,618	$54,954,281

(1)	Collateral requirements were met based on the provisions of section 23A of Federal Reserve Regulation W.

Condensed Statements of Income
	December 31,
	2009	2008
Income
Dividends from banking subsidiary	$-	$1,000,000
Rental income from banking subsidiary	270,000	-
Other Income	28,183	20,957
Total Income	298,183	1,020,957

Expenses	995,489	1,065,758
Loss before income taxes and equity in undistributed earnings of banking subsidiary	(697,306)	(44,801)
Equity in undistributed earnings (loss) of banking subsidiary	(5,368,217)	329,390
Net income (loss) before income taxes	(6,065,523)	284,589
Income tax benefit	(221,370)	(341,043)
Net income (loss)	$(5,844,153)	$625,632

NOTE 24 - FIRST RELIANCE BANCSHARES, INC. (PARENT COMPANY ONLY) - continued

Condensed Statements of Cash Flows

	December 31,
	2009	2008
Cash flows from operating activities
Net income (loss)	$(5,844,153)	$625,632
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Amortization of deferred compensation on restricted stock	55,977	146,495
Increase in other assets	(381,135)	(351,319)
Increase in other liabilities	53,795	118,922
Equity in undistributed earnings (loss) of banking subsidiary	5,368,217	(329,390)
Net cash provided (used) by operating activities	(747,299)	210,340

Cash flows from investing activities
Purchase of land	-	(3,959,268)
Investment in banking subsidiary	(8,800,000)	-
Net cash used by investing activities	(8,800,000)	(3,959,268)

Cash flows from financing activities
Net proceeds from issuance of preferred stock	15,225,312
Proceeds from exercise of stock options	-	37,670
Purchase of treasury stock	(4,159)	(14,579)
Issuance of stock to employees	1,000	1,010
Issuance of stock to advisory board	6,365	5,686
Preferred stock dividends	(578,565)
Net increase in note payable to banking subsidiary	3,961,780	-
Proceeds (payment) note payable – line of credit	(6,950,000)	3,950,000
Net cash provided by financing activities	11,661,733	3,979,787
Increase in cash	2,114,434	230,859
Cash and cash equivalents, beginning of year	895,976	665,117
Cash and cash equivalents, ending of year	$3,010,410	$895,976

NOTE 25 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The tables below represent the quarterly results of operations for the years ended December 31, 2009 and 2008, respectively:
	December 31, 2009
	Fourth	Third	Second	First
Total interest and fee income	$7,318,095	$9,082,567	$7,801,822	$7,823,053
Total interest expense	3,728,152	4,027,170	3,916,113	3,669,960
Net interest income	3,589,943	5,055,397	3,885,709	4,153,093
Provision for loan losses	6,278,381	3,266,449	3,555,442	1,300,380
Net interest income (loss) after provisions for loan losses	(2,688,438)	1,788,948	330,267	2,852,713
Other income	1,106,844	2,430,842	2,313,717	1,693,117
Other expense	5,290,032	5,083,850	4,753,923	4,724,879
Loss before income tax expense	(6,871,626)	(864,060)	(2,109,939)	(179,049)
Income tax benefit	(2,499,294)	(532,988)	(955,325)	(192,914)
Net income (loss)	(4,372,332)	(331,072)	(1,154,614)	13,865

Preferred stock dividends	210,840	210,839	208,547	59,584
Deemed dividends on preferred stock net accretion of discount and amortization of premium	44,876	44,876	44,388	12,684
Net loss available to common shareholders	$(4,628,048)	$(586,787)	$(1,407,549)	$(58,403)
Basic loss per common share	$(1.29)	$(0.16)	$(0.40)	$(0.02)
Diluted loss per common share	$(1.29)	$(0.16)	$(0.40)	$(0.02)

	December 31, 2008
	Fourth	Third	Second	First
Total interest and fee income	$8,073,635	$9,051,507	$9,290,924	$9,826,652
Total interest expense	3,828,643	4,147,387	4,463,674	4,858,668
Net interest income	4,244,992	4,904,120	4,827,250	4,967,984
Provision for loan losses	3,177,548	609,967	645,794	501,603
Net interest income after provisions for loan losses	1,067,444	4,294,153	4,181,456	4,466,381
Other income	1,115,352	1,162,158	1,399,501	1,331,793
Other expense	4,910,279	4,479,294	4,727,677	4,734,396
Income (loss) before income tax expense	(2,727,483)	977,017	853,280	1,063,778
Income tax expense (benefit)	(1,078,393)	211,839	169,859	237,655
Net income (loss)	$(1,649,090)	$765,178	$683,421	$826,123
Basic income (loss) per common share	$(0.47)	$0.22	$0.20	$.23
Diluted income (loss) per common share	$(0.47)	$0.22	$0.20	$.23

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable

ITEM 8A(T).	CONTROLS AND PROCEDURES

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009.  Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting.  Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.

Based on this assessment, management believes that First Reliance Bancshares, Inc. maintained effective internal control over financial reporting as of December 31, 2009.

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

The remaining information for this Item is included in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on June 17, 2010, under the headings “Proposal:  Election of Directors”, “Security Ownership of Certain Beneficial Owners and Management,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” and are incorporated herein by reference.

ITEM 10.	EXECUTIVE COMPENSATION

The responses to this Item are included in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on June 17, 2010, under the headings “Proposal: Election of Directors – Director Compensation” and  “Executive Compensation” and are incorporated herein by reference.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information regarding compensation plans under which equity securities of the Company are authorized for issuance.  All data is presented as of December 31, 2009.

Equity Compensation Plan Table
	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	200,946	9.36	-
Equity compensation plans not approved by security holders	184,300	7.55	160,218
Total	385,246	8.49	160,218

The equity compensation plans not approved by our shareholders include non-qualified option grants to four employees of the Company to purchase a total of 5,600 shares of the Company’s common stock.  All of the non-qualified option grants are fully vested as of December 31, 2009.  The table below breaks down the exercise prices of the non-qualified options that have been granted by the Company.

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

The additional responses to this Item are included in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on June 17, 2010, under the heading “Security Ownership of Certain Beneficial Owners and Management” and are incorporated herein by reference.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The responses to this Item are included in the Company’s Proxy Statement for the Annual Meeting of Shareholders held on June 17, 2010, under the headings “Related Party Transactions” and “Proposal: Election of Directors – Director Independence” and are incorporated herein by reference.

ITEM 13.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The responses to this Item are included in the Company Proxy Statement for the Annual Meeting of Shareholders to be held on June 17, 2010, under the heading “Audit Committee Matters – Independent Registered Public Accounting Firm” and are incorporated herein by reference.

PART IV

ITEM 14.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

A list of exhibits included as part of this annual report is set forth in the Exhibit Index that immediately precedes the exhibits and is incorporated by reference herein.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST RELIANCE BANCSHARES, INC.

By:	/s/ F. R. Saunders, Jr.
F. R. Saunders, Jr.
President and Chief
Executive Officer

Date:	March 31, 2010
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

Signature	Title	Date

/s/ F. R. Saunders, Jr.	Director, President and Chief Executive Officer (Principal Executive Officer)	March 31, 2010
F. R. Saunders, Jr.

/s/ Paul C. Saunders	Director	March 31, 2010
Paul C. Saunders

/s/ A. Dale Porter	Director	March 31, 2010
A. Dale Porter

/s/ Leonard A. Hoogenboom	Chairman of the Board	March 31, 2010
Leonard A. Hoogenboom

/s/ John M. Jebaily	Director	March 31, 2010
John M. Jebaily

Signature	Title	Date

/s/ Andrew G. Kampiziones	Director	March 31, 2010
Andrew G. Kampiziones

/s/ C. Dale Lusk	Director	March 31, 2010
C. Dale Lusk

/s/ J. Munford Scott	Director	March 31, 2010
J. Munford Scott

/s/ A. Joe Willis	Director	March 31, 2010
A. Joe Willis

/s/ Jeffrey A. Paolucci	Director, Senior Vice President and	March 31, 2010
Jeffrey A. Paolucci	Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2010

EXHIBIT INDEX

Exhibit Number	Description
3.1	Articles of Incorporation of First Reliance Bancshares, Inc. [1]
3.2	Articles of Amendment to the Articles of Incorporation authorizing a class of preferred stock[2]
3.3	Articles of Amendment to the Articles of Incorporation establishing the terms of the Series A Preferred Stock and the Series B Preferred Stock[2]
3.4	Bylaws of First Reliance Bancshares, Inc.
4.1	See Articles of Incorporation, as amended at Exhibit 3.1, 3.2 and 3.3 hereto and Bylaws at Exhibit 3.2 hereto.
4.2	Indenture between the Registrant and the Trustee. [3]
4.3	Guarantee Agreement.[3]
4.4	Amended and Restated Declaration.[3]
4.5	Form of Certificate for the Series A Preferred Stock[2]
4.6	Form of Certificate for the Series B Preferred Stock[2]
4.7	Warrant to Purchase up to 767.00767 shares of Series B Preferred Stock, dated March 6, 2009[2]
10.1*	1999 First Reliance Bank Employee Stock Option Plan. [4]
10.2*	Amendment No. 1 to the 1999 First Reliance Bank Employee Stock Option Plan. [4]
10.3*	Amendment No. 2 to the 1999 First Reliance Bank Employee Stock Option Plan. [5]
10.4*	First Reliance Bancshares, Inc. 2003 Stock Incentive Plan. [6]
10.5*	First Reliance Bancshares, Inc. 2006 Equity Incentive Plan. [7]
10.6	Lease Agreement between SP Financial, LLC and First Reliance Bank. [7]
10.7*	Employment Agreement with F. R. Saunders, Jr., dated November 24, 2006. [8]
10.8*	Salary Continuation Agreement with F. R. Saunders, Jr., dated November 24, 2006. [8]
10.9*	Endorsement Split Dollar Agreement with F. R. Saunders, Jr., dated November 24, 2006. [8]
10.10*	Amended Supplemental Life Insurance Agreement with F. R. Saunders, Jr., dated December 28, 2007. [9]
10.11*	Employment Agreement with Jeffrey A. Paolucci, dated November 24, 2006. [8]
10.12*	Salary Continuation Agreement with Jeffrey A. Paolucci, dated November 24, 2006. [8]
10.13*	Endorsement Split Dollar Agreement with Jeffrey A. Paolucci, dated November 24, 2006. [8]
10.14*	Employment Agreement with Paul Saunders, dated November 24, 2006. [8]
10.15*	Salary Continuation Agreement with Paul Saunders, dated November 24, 2006. [8]
10.16*	Endorsement Split Dollar Agreement with Paul Saunders, dated November 24, 2006. [8]
10.17*	Form of Director Retirement Agreement, with Schedule. [8]
10.18*	Amended and Restated Employment Agreement with Dale Porter. [8]
10.19*	Employment Agreement with Thomas C. Ewart, Sr. [6]
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
4 Incorporated by reference to Quarterly Report on Form 10-QSB, for the quarter ended March 31, 2002.
5 Incorporated by reference to Quarterly Report on Form 10-QSB, for the quarter ended June 30, 2002.
6 Incorporated by reference to Annual Report on Form 10-KSB for the year ended December 31, 2003.
7 Incorporated by reference to Annual Report on Form 10-KSB for the year ended December 31, 2005.
8 Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2006.
9 Incorporated by reference to Current Report on Form 8-K, dated December 28, 2007.

10.22*	Form of Waiver[2]
10.23*	Form of Senior Executive Officer Agreement[2]
10.24	Employment Agreement with Craig S. Evans*
10.25	Salary Continuation Agreement with Craig S. Evans*
21.1	Subsidiaries of First Reliance Bancshares, Inc. [7]
23.1	Consent of Elliot Davis, LLC.
24.1	Power of Attorney (appears on the signature page to this Annual Report on Form 10-K.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a).
32.1	Certification of Chief Executive and Financial Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Certification of Compliance with EESA Section 111 by Chief Executive Officer
99.2	Certification of Compliance with EESA Section 111 by Chief Financial Officer

*Indicates management contract or compensatory plan or arrangement.