Form 10-Q
period 2010-03-31
FIRST RELIANCE BANCSHARES INC
filed 2010-05-14
CIK 1172102

FIRST RELIANCE BANCSHARES, INC.

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.

(Mark One)	FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2010

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

4,048,520 shares of common stock, par value $0.01 per share, as of April 30, 2010

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
Yes ☐    No ☒

FIRST RELIANCE BANCSHARES, INC.

INDEX

		Page No.
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets - March 31, 2010 and December 31, 2009	3

	Condensed Consolidated Statements of Income - Three months ended March 31, 2010 and 2009	4

	Condensed Consolidated Statements of Shareholders’ Equity and Comprehensive Income -
	Three months ended March 31, 2010 and 2009	5

	Condensed Consolidated Statements of Cash Flows - Three months ended March 31, 2010 and 2009	6

	Notes to Condensed Consolidated Financial Statements	7-16

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17-34

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	35

Item 4.	Controls and Procedures	35

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	35

Item 1A.	Risk Factors	35

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	36

Item 6.	Exhibits	37

FIRST RELIANCE BANCSHARES, INC.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2010	2009
	(Unaudited)	(Audited)
Assets
Cash and cash equivalents:
Cash and due from banks	$2,029,201	$2,942,295
Interest-bearing deposits with other banks	40,658,139	50,356,191
Total cash and cash equivalents	42,687,340	53,298,486

Time deposits in other banks	503,107	502,089

Securities available-for-sale	121,633,494	121,948,744
Nonmarketable equity securities	4,812,100	4,812,100
Total investment securities	126,445,594	126,760,844

Mortgage loans held for sale	583,952	5,100,609

Loans receivable	392,192,736	406,627,401
Less allowance for loan losses	(6,725,174)	(9,800,746)
Loans, net	385,467,562	396,826,655

Premises and equipment, net	26,327,343	26,469,436
Accrued interest receivable	2,446,595	2,661,030
Other real estate owned	7,249,401	8,954,214
Cash surrender value life insurance	11,514,595	11,409,937
Other assets	12,939,322	13,525,073

Total assets	$616,164,811	$645,508,373

Liabilities and Shareholders’ Equity
Liabilities
Deposits
Noninterest-bearing transaction accounts	$44,229,115	$44,298,626
Interest-bearing transaction accounts	39,366,420	47,733,229
Savings	104,310,169	103,604,793
Time deposits $100,000 and over	190,977,782	195,346,191
Other time deposits	147,795,709	161,780,140
Total deposits	526,679,195	552,762,979
Securities sold under agreement to repurchase	603,062	598,342
Advances from Federal Home Loan Bank	27,000,000	34,000,000
Junior subordinated debentures	10,310,000	10,310,000
Accrued interest payable	654,082	680,880
Other liabilities	4,773,096	1,932,345
Total liabilities	570,019,435	600,284,546

Shareholders’ Equity
Preferred stock, no par value, authorized 10,000,000 shares: Series A cumulative perpetual preferred stock 15,349 issued and outstanding at March 31, 2010 and December 31, 2009	14,584,146	14,536,176
Series B cumulative perpetual preferred stock 767 shares issue and outstanding at March 31, 2010 and December 31, 2009	831,890	835,960
Common stock, $0.01 par value; 20,000,000 shares authorized, 3,703,375 and 3,582,691 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	37,034	35,827
Capital surplus	26,602,763	26,181,576
Treasury stock at cost at 12,090 and 11,535 shares at at March 31, 2010 and December 31, 2009, respectively	(166,322)	(163,936)
Nonvested restricted stock	(597,925)	(206,004)
Retained earnings	5,546,577	5,269,463
Accumulated other comprehensive income (loss)	(692,787)	(1,265,235)
Total shareholders’ equity	46,145,376	45,223,827

Total liabilities and shareholders’ equity	$616,164,811	$645,508,373

See notes to condensed consolidated financial statements.

FIRST RELIANCE BANCSHARES, INC.

Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended March 31,
	2010	2009
Interest income
Loans, including fees	$6,213,086	$6,967,737
Investment securities
Taxable	609,994	531,316
Nontaxable	652,898	313,418
Federal funds sold	-	983
Other interest income	28,873	9,599
Total	7,504,851	7,823,053

Interest expense
Time deposits over $100,000	1,455,703	1,192,567
Other deposits	1,352,809	1,622,844
Other interest expense	388,799	854,549
Total	3,197,311	3,669,960

Net interest income	4,307,540	4,153,093

Provision for loan losses	186,089	1,300,380

Net interest income after provision for loan losses	4,121,451	2,852,713

Noninterest income
Service charges on deposit accounts	468,220	460,608
Gain on sale of mortgage loans	210,043	660,499
Income from bank owned life insurance	104,658	105,150
Other charges, commissions and fees	152,984	126,999
Gain on sale of securities available-for-sale	1,602	-
Gain (loss) on sale of other real estate owned	242,122	(15,892)
Gain on sale of fixed assets	-	86,810
Other non-interest income	104,778	268,943
Total	1,284,407	1,693,117

Noninterest expenses
Salaries and benefits	2,396,066	2,727,150
Occupancy expense	399,534	355,857
Furniture and equipment expense	310,225	285,865
Other operating expenses	1,836,131	1,356,007

Total	4,941,956	4,724,879

Income (loss) before taxes	463,902	(179,049)

Income tax benefit	(66,232)	(192,914)

Net income	530,134	13,865

Preferred stock dividends	204,574	59,584
Deemed dividends on preferred stock resulting from net accretion of discount and amortization of premium	43,900	12,684

Net Income (loss) available to common shareholders	$281,660	$(58,403)

Average common shares outstanding, basic	3,584,032	3,525,004
Average common shares outstanding, diluted	3,584,032	3,525,004

Basic earnings (loss) per share	$0.08	$(0.02)
Diluted earnings (loss) per share	$0.08	$(0.02)

See notes to condensed consolidated financial statements.

FIRST RELIANCE BANCSHARES, INC.

Condensed Consolidated Statements of Shareholders’ Equity and Comprehensive Income
For the Three Months Ended March 31, 2010 and 2009
(Unaudited)

							Accumulated
							Other
					Nonvested		Comprehensive
	Preferred	Common	Capital	Treasury	Restricted	Retained	Income
	Stock	Stock	Surplus	Stock	Stock	Earnings	(Loss)	Total
Balance, December 31, 2008	$-	$35,250	$26,120,460	$(159,777)	$(207,653)	$11,839,005	$(201,527)	$37,425,758

Issuance of Series A preferred stock, net of issuance cost of $116,786	14,375,740							14,375,740

Issuance of Series B preferred stock, net of issuance cost $6,902	849,572							849,572

Net income						13,865		13,865

Other comprehensive gain, net of tax expense of $134,894							261,852	261,852

Comprehensive income								275,717

Accretion of Series A Preferred stock discount	13,860					(13,860)		-

Amortization of Series B Preferred stock premium	(1,176)					1,176		-

Non-vested restricted stock		622	139,377		(104,927)			35,072

Purchase of treasury stock				(3,656)				(3,656)

Balance, March 31, 2009	$15,237,996	$35,872	$26,259,837	$(163,433)	$(312,580)	$11,840,186	$60,325	$52,958,203

Balance, December 31, 2009	$15,372,136	$35,827	$26,181,576	$(163,936)	$(206,004)	$5,269,463	$(1,265,235)	$45,223,827

Net income						530,134		530,134

Other comprehensive gain, net of tax expense of $294,897							572,448	572,448

Other comprehensive income								1,102,582

Preferrd Stock Dividend						(209,120)		(209,120)

Accretion of Series A Preferred stock discount	47,970					(47,970)		-

Amortization of Series B Preferred stock premium	(4,070)					4,070		-

Issuance Restricted Stock		1,207	421,187		(391,921)			30,473

Purchase of treasury stock				(2,386)				(2,386)

Balance, March 31, 2010	$15,416,036	$37,034	$26,602,763	$(166,322)	$(597,925)	$5,546,577	$(692,787)	$46,145,376

See notes to condensed consolidated financial statements.

FIRST RELIANCE BANCSHARES, INC.

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
Cash flows from operating activities:
Net income	$530,134	$13,865
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Provision for loan losses	186,089	1,300,380
Depreciation and amortization expense	274,165	269,374
Gain on sale of securities available-for-sale	(1,602)	-
Gain on sale of premises and equipment	-	(86,810)
(Gain) loss on sale of other real estate owned	(242,122)	15,892
Write down of other real estate owned	187,582	-
Discount accretion and premium amortization	62,220	44,471
Disbursements for mortgage loans held for sale	(7,343,801)	(51,727,574)
Proceeds from sale of mortgage loans held for sale	11,860,458	37,066,273
Decrease in interest receivable	214,435	190,795
Decrease in interest payable	(26,798)	(12,406)
Increase for cash surrender value of life insurance	(104,658)	(105,150)
Amortization of deferred compensation on restricted stock	30,473	35,072
Decrease (increase) in other assets	239,289	(562,383)
Increase in other liabilities	2,840,751	278,990

Net cash provided (used) by operating activities	8,706,615	(13,279,211)

Cash flows from investing activities:
Net decrease in loans receivable	10,826,774	1,605,843
Purchases of securities available-for-sale	(2,888,381)	-
Maturities of securities available-for-sale	892,813	3,069,380
Sales of securities available-for-sale	3,117,545	-
Sales of other real estate owned	2,105,583	6,608
Increase in time deposits in other banks	(1,018)	-
Purchase of non marketable equity securities	-	(709,900)
Proceeds from disposal of premises and equipment	-	2,286,810
Purchases of premises and equipment	(80,507)	(259,629)

Net cash provided by investing activities	13,972,809	5,999,112

Cash flows from financing activities:
Net decrease in demand deposits, interest-bearing transaction accounts and savings accounts	(7,730,944)	(16,908,694)
Net increase (decrease) in certificates of deposit and other time deposits	(18,352,840)	57,724,870
Net increase (decrease) in securities sold under agreements to repurchase	4,720	(7,332,457)
Net decrease in advances from the Federal Home Loan Bank	(7,000,000)	(8,500,000)
Repayment of note payable	-	(6,950,000)
Net proceeds from issuance of preferred stock	-	15,225,312
Purchase of treasury stock	(2,386)	(3,656)
Payment of preferred stock dividends	(209,120)	-

Net cash provided (used) by financing activities	(33,290,570)	33,255,375

Net increase (decrease) in cash and cash equivalents	(10,611,146)	25,975,276

Cash and cash equivalents, beginning	53,298,486	5,708,607

Cash and cash equivalents, end	$42,687,340	$31,683,883

Cash paid during the period for:

Income taxes	$-	$4,257
Interest	$3,224,109	$3,682,366

Supplemental noncash investing and financing activities:

Foreclosures on loans	$346,230	$1,066,132

See notes to condensed consolidated financial statements.

FIRST RELIANCE BANCSHARES, INC.

Notes to Condensed Consolidated Financial Statements

Note 1 - Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit certain disclosures, which would appear in audited annual consolidated financial statements. The consolidated financial statements as of March 31, 2010 and for the interim periods ended March 31, 2010 and 2009 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. The consolidated financial information as of December 31, 2009 has been derived from the audited consolidated financial statements as of that date. For further information, refer to the consolidated financial statements and the notes included in First Reliance Bancshares, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2009.

Note 2 - Recently Issued Accounting Pronouncements

The following is a summary of recent authoritative pronouncements that could impact the accounting, reporting, and / or disclosure of financial information by the Company.

In January 2010, compensation guidance was updated to reflect the Securities and Exchange Commission’s (the “SEC”) views of when escrowed share arrangements are considered to be compensatory. Historically the SEC staff has expressed the view that an escrowed share arrangement involving the release of shares to certain shareholders based on performance-related criteria is presumed to be compensatory. Facts and circumstances may indicate that the arrangement is an incentive made to facilitate a transaction on behalf of the company if the escrowed shares will be released or canceled without regard to continued employment. In such cases, the SEC staff generally believes that the arrangement should be recognized and measured according to its nature and reflected as a reduction of the proceeds allocated to the newly issued securities. The SEC staff believes that an escrowed share arrangement in which the shares are automatically forfeited if employment terminates is compensation. The guidance is effective upon issuance and had no impact on the Company’s financial statements.

In January 2010, fair value guidance was amended to require disclosures for significant amounts transferred in and out of Levels 1 and 2 and the reasons for such transfers and to require that gross amounts of purchases, sales, issuances and settlements be provided in the Level 3 reconciliation. The new disclosures are effective for the Company for the current quarter and have been reflected in Note 10, Fair Value measurements.

Guidance related to subsequent events was amended in February 2010 to remove the requirement for an SEC filer to disclose the date through which subsequent events were evaluated. The amendments were effective upon issuance and had no significant impact on the Company’s financial statements.

Consolidation guidance was amended in February 2010 to defer guidance regarding the analysis of interests in variable interest entities issued in June 2009 for entities having attributes of investment companies or that apply investment company measurement principles. Disclosure requirements provided in the June 2009 guidance were not deferred. The amendments were effective January 1, 2010 and had no effective on the Company’s financial statements.

In March 2010, guidance related to derivatives and hedging was amended to exempt embedded credit derivative features related to the transfer of credit risk from potential bifurcation and separate accounting. Embedded features related to other types of risk and other embedded credit derivative features were not exempt from potential bifurcation and separate accounting. The amendments will be effective for the Company on July 1, 2010 although early adoption is permitted. The Company does not expect these amendments to have any impact on the financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

FIRST RELIANCE BANCSHARES, INC.

Notes to Condensed Consolidated Financial Statements

Note 3 - Reclassifications

Certain captions and amounts in the financial statements in the Company’s Form 10-Q for the quarter ended March 31, 2009 were reclassified to conform to the March 31, 2010 presentation.

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

The components of other comprehensive income and related tax effects are as follows:

	Pre-tax Amount	Tax Expense	Net-of-Tax Amount

For the Quarter Ended March 31, 2010:
Unrealized gains on securities available-for-sale	$868,947	$(295,442)	$573,505
Reclassification adjustment for gains (losses) realized in net income	1,602	(545)	1,057

	$867,345	$(294,897)	$572,448
For the Quarter Ended March 31, 2009:
Unrealized gains on securities available-for-sale	$396,746	$134,894	$261,852

	$396,746	$134,894	$261,852

Note 5 - Investment Securities

The amortized cost and estimated fair values of securities available-for-sale were:

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
March 31, 2010
U.S. Government agencies	$3,009,668	$25,766	$-	$3,035,434
Mortgage-backed securities	58,402,107	19,488	489,986	57,931,609
Municipals	61,052,646	522,749	962,799	60,612,596
Other	218,750	-	164,895	53,855

	$122,683,171	$568,003	$1,617,680	$121,633,494
December 31, 2009
U.S. Government agencies	$3,021,782	$751	$11,167	$3,011,366
Mortgage-backed securities	59,324,978	-	1,192,307	58,132,671
Municipals	61,300,256	460,262	1,023,326	60,737,192
Other	218,750	-	151,235	67,515

	$123,865,766	$461,013	$2,378,035	$121,948,744

The following is a summary of maturities of securities available-for-sale as of March 31, 2010. The amortized cost and estimated fair values are based on the contractual maturity dates. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty.

FIRST RELIANCE BANCSHARES, INC.

Notes to Condensed Consolidated Financial Statements

Note 5 - Investment Securities –(continued)

	Securities
	Available-For-Sale
	Amortized	Estimated
	Cost	Fair Value
Due after one year but within five years	$3,441,501	$3,399,029
Due after five years but with ten years	29,752,335	29,418,256
Due after ten years	30,868,478	30,830,745
	64,062,314	63,648,030
Mortgage-backed securities	58,402,107	57,931,609
Other	218,750	53,855

Total	$122,683,171	$121,633,494

The following table shows gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2010 and December 31, 2009.

	March 31, 2010		December 31, 2009
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses
Less Than 12 Months
U.S. government agencies and corporations	$-	$-	$2,995,629	$11,167
Mortgage-backed securities	45,523,829	489,985	58,132,671	1,192,307
Municipals	26,112,244	623,505	27,850,269	688,885
	71,636,073	1,113,490	88,978,569	1,892,359
12 Months or More
Municipals	4,307,603	339,295	4,314,797	334,441
Other	53,855	164,895	67,515	151,235
	4,361,458	504,190	4,382,312	485,676

Total securities available-for-sale	$75,997,532	$1,617,680	$93,360,881	$2,378,035

At March 31, 2010, securities classified as available-for-sale are recorded at fair market value. Approximately 31.17% of the unrealized losses, or 10 individual securities, consisted of securities in a continuous loss position for twelve months or more. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities before recovery of their amortized cost. The Company believes, based on industry analyst reports and credit ratings, that the deterioration in value is attributable to changes in market interest rates and is not in the credit quality of the issuer and therefore, these losses are not considered other-than-temporary.

During the first quarter of 2010 and 2009, gross proceeds from the sale of available-for-sale securities were $3,117,545 and $0, respectively. Gains on available-for-sale securities totaled $1,602 and $0 for the first quarter 2010 and 2009, respectively.

Note 6 – Shareholders’ Equity

Common Stock – The following is a summary of the changes in common shares outstanding for the three months ended March 31, 2010 and 2009.

	Three Months Ended
	March 31,
	2010	2009
Common shares outstanding at beginning of the period	3,582,691	3,525,004
Issuance of non-vested restricted shares	120,684	62,222
Common shares outstanding at end of the period	3,703,375	3,587,226

FIRST RELIANCE BANCSHARES, INC.

Notes to Condensed Consolidated Financial Statements

Note 6 – Shareholders’ Equity – (continued)

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

The proceeds from the issuance of the Series A and Series B were allocated based on the relative fair value of each series based on a discounted cash flow model. As a result of the valuations, $14,492,526 and $856,474 was allocated to the Series A Preferred Stock and Series B Preferred Stock, respectively. This resulted in a discount of $973,260 for the Series A stock and a premium of $82,572 for the Series B stock. The discount and premium are being accreted and amortized, respectively, through retained earnings over a five-year estimated life using the effective interest method.  For the quarter ended March 31, 2010 and 2009, accretion of the Series A Preferred Stock discount totaled $47,970 and $13,860, respectively. Amortization of the Series B Preferred Stock premium totaled $4,070 and $1,176 for the first quarter of 2010 and 2009, respectively. The net amount of the accretion and amortization was treated as a deemed dividend to preferred shareholders in the computation of earnings per share.

Note 7 - Earnings Per Share

Net income available to common shareholders represents net income adjusted for preferred dividends including dividends declared, accretions of discounts and amortization of premiums on preferred stock issuances and cumulative dividends related to the current dividend period that have not been declared as of period end.

The following is a summary of the earnings (loss) per share calculations for the three months ended March 31, 2010 and 2009.

	March 31,
	2010	2009
Earnings (loss) available to common shareholders

Net income	$530,134	$13,865
Preferred stock dividends	204,574	59,584
Deemed dividends on preferred stock resulting from net accretion of discount and amortization of premium	43,900	12,684

Net income (loss) available to common shareholders	$281,660	$(58,403)

FIRST RELIANCE BANCSHARES, INC.

Notes to Condensed Consolidated Financial Statements

Note 7 - Earnings Per Share – (continued)

	March 31,
	2010	2009
Basic earnings per share:
Net income (loss) available to common shareholders	$281,660	$(58,403)
Average common shares outstanding - basic	3,584,032	3,525,004
Basic earnings (loss) per share	$0.08	$(0.02)

Diluted earnings per share:
Net income (loss) available to common shareholders	$281,660	$(58,403)
Average common shares outstanding – basic	3,584,032	3,525,004
Dilutive potential common shares	-	-
Average common shares outstanding - diluted	3,584,032	3,525,004
Diluted earnings (loss) per share	$0.08	$(0.02)

Note 8 - Equity Incentive Plan

On January 19, 2006, the Company adopted the 2006 Equity Incentive Plan, which provides for the granting of dividend equivalent rights, options, performance unit awards, phantom shares, stock appreciation rights and stock awards, each of which shall be subject to such conditions based upon continued employment, passage of time or satisfaction of performance criteria or other criteria as permitted by the plan. The plan allows granting up to 350,000 shares of stock, to officers, employees, and directors, consultants and service providers of the Company or its affiliates. Awards may be granted for a term of up to ten years from the effective date of grant. Under this Plan, our Board of Directors has sole discretion as to the exercise date of any awards granted. The per-share exercise price of incentive stock awards may not be less than the market value of a share of common stock on the date the award is granted. Any awards that expire unexercised or are canceled become available for re-issuance.

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

During the three months ended March 31, 2010 and 2009 the Company issued 120,684 and 62,222, respectively, of restricted stock pursuant to the 2006 Equity Incentive Plan. The shares cliff vest in three years and are fully vested in 2012 and 2011, respectively. The weighted-average fair value of restricted stock issued during the three months ended March 31, 2010 and 2009 was $3.50 and $2.25 per share, respectively. Compensation cost associated with the issuance for 2010 and 2009 was $422,394 and $139,999, respectively. There were no restricted stock forfeitures during the first quarter of 2010 or 2009. Deferred compensation expense of $30,473 and $35,072, relating to restricted stock, was amortized to income during three months ended March 31, 2010 and 2009, respectively.

FIRST RELIANCE BANCSHARES, INC.

Notes to Condensed Consolidated Financial Statements

Note 8 - Equity Incentive Plan - (continued)

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

The SARs compensation expense for both the quarters ended March 31, 2010 and 2009 was $18,356.

A summary of the status of the Company’s SARs as of March 31, 2010 and 2009 and changes during the period then ended is presented below.

	2010		2009
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding at beginning of year	89,293	$14.95	93,981	$14.95
Forfeited	(794)	15.00	-	-

Outstanding at end of year	88,499	$14.95	93,981	$14.95

Note 9 – Stock-Based Compensation

The Company terminated its 2003 Employee Stock Option Plan and replaced it with the 2006 Equity Incentive Plan. Outstanding options issued under any former stock option plans will be honored in accordance with the terms and conditions in effect at the time they were granted, except that they are not subject to reissuance. At March 31, 2010, 203,746 options were outstanding and exercisable. No stock options have been granted since June 2005.

A summary of the status of the Company’s 2003 stock option plan as of March 31, 2010 and 2009, and changes during the period is presented below:

	2010		2009
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding at beginning of year	206,547	$9.38	269,447	$8.36
Forfeited	(2,800)	6.96	-
Outstanding at end of period	203,747	$9.42	269,447	$8.36

Note 10 – Fair Value Measurements

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

Note 10 – Fair Value Measurements – (continued)

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

Loans Receivable- The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At March 31, 2010, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, The Company records the impaired loan as nonrecurring Level 3.

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

Note 10 – Fair Value Measurements – (continued)

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

The carrying values and estimated fair values of the Company’s financial instruments were as follows:

	March 31,		December 31,
	2010		2009
	Carrying	Estimated Fair	Carrying	Estimated Fair
	Amount	Value	Amount	Value
Financial Assets:
Cash and due from banks	$2,029,201	2,029,201	$2,942,295	2,942,295
Interest-bearing deposits with other banks	40,658,139	40,658,139	50,356,191	50,356,191
Time deposits in other banks	503,107	503,107	502,089	502,089
Securities available-for-sale	121,633,494	121,633,494	121,948,744	121,948,744
Nonmarketable equity securities	4,812,100	4,812,100	4,812,100	4,812,100
Loans, including loans held for sale	392,776,688	392,135,000	411,728,010	410,265,000
Accrued interest receivable	2,446,595	2,446,595	2,661,030	2,661,030

Financial Liabilities:
Demand deposit, interest-bearing transaction, and savings accounts	187,905,704	187,905,704	$195,636,648	195,636,648
Certificates of deposit	338,773,491	340,483,000	357,126,331	352,318,000
Securities sold under agreements to repurchase	603,602	603,602	598,342	598,342
Advances from Federal Home Loan Bank	27,000,000	27,163,000	34,000,000	33,992,000
Junior subordinated debentures	10,310,000	10,310,000	10,310,000	10,310,000
Accrued interest payable	654,082	654,082	680,880	680,880

	Notional	Estimated Fair	Notional	Estimated Fair
	Amount	Value	Amount	Value
Off-Balance Sheet Financial Instruments:
Commitments to extend credit	$38,229,146	-	39,873,440	$-
Standby letters of credit	2,112,497	-	2,583,466	-

FIRST RELIANCE BANCSHARES, INC.

Notes to Condensed Consolidated Financial Statements

Note 10 – Fair Value Measurements – (continued)

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

The table below presents the balances of assets measured at fair value on a recurring basis as of March 31, 2010 and December 31, 2009, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Total	Level 1		Level 2	Level 3
March 31, 2010
Available for- sale- securities:
U.S. Government agencies	$3,035,434		$-	$3,035,434		$-
Mortgage-backed securities	57,931,609		-	57,931,609		-
Municipals	60,612,596		-	60,612,596		-
Other	53,855		-	53,855		-
	121,633,494		-	121,633,494		$-
Mortgage loans held for sale (1)	583,952		-	583,952		-

	$122,217,446		$-	$122,217,446	$

December 31, 2009
Available for- sale- securities
U.S. Government agencies	$3,011,366		$-	$3,011,366		$-
Mortgage-backed securities	58,132,671			58,132,671
Municipals	60,737,192			60,737,192
Other	67,515			67,515
	$121,948,744	$		$121,948,744	$
Mortgage loans held for sale (1)	5,100,609		-	5,100,609		-

	$127,049,353		$-	$127,049,353		$-

  (1) Carried at the lower of cost or market.

There were no liabilities carried at fair value at March 31, 2010 and December 31, 2009.

FIRST RELIANCE BANCSHARES, INC.

Notes to Condensed Consolidated Financial Statements

Note 10 – Fair Value Measurements – (continued)
Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table presents the assets and liabilities carried on the balance sheet by caption and by level within the valuation hierarchy (as described above) as of March 31, 2010 and 2009, for which a nonrecurring change in fair value has been recorded during the three months and the year ended March 31, 2010 and December 31, 2009, respectively.

	Total	Level 1	Level 2	Level 3
March 31, 2010
Impaired loans receivable	$24,565,466	$-	24,565,466	$-
Other real estate owned	7,249,401	-	7,249,401	-

Total assets at fair value	$31,814,867	$-	$31,814,867	$-

December 31, 2009
Impaired loans receivable	$44,937,157	$-	$44,937,157	$-
Other real estate owned	8,954,214	-	8,954,214	-

Total assets at fair value	$53,891,371	$-	$53,891,371	$-

The Company has no liabilities carried at fair value or measured at fair value on a nonrecurring basis at March 31, 2010 and December 31, 2009.

Note 11 – Subsequent Events

In preparing these financial statements, subsequent events were evaluated through the time the financial statements were issued. Financial statements are considered issued when they are widely distributed to all shareholders and other financial statement users, or filed with the SEC.

On April 9, 2010, the Company issued 345,145 shares of its common stock at $4.50 for a total of $1,530,653 and 2,293 shares of its Series C preferred stock at $1,000 per share for a total of $2,293,000. Of the shares issued, 119,179 and 335 shares of common stock and Series C preferred stock, respectively, were issued to related parties.

The Series C preferred stock consists of 7% cumulative mandatory convertible preferred stock, which will be convertible into common shares for up to three years at the lesser of $6.50 per share or tangible common equity per share as of the calendar quarter ending on or before the conversion date.

The total stock offering fees associated with the above stock issuances are approximately $315,000. These securities were offered and sold in a private offering exempt from the registration requirements of the Securities Act of 1933, as amended, and applicable state securities laws.

In conjunction with applicable accounting standards, there were no other subsequent material events which should have been either recognized in the financial statements or disclosed in the notes to the financial statements.

FIRST RELIANCE BANCSHARES, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

The following discussion of financial condition as of March 31, 2010 compared to December 31, 2009, and the results of operations for the three months ended March 31, 2010 compared to the three months ended March 31, 2009 should be read in conjunction with the condensed financial statements and accompanying footnotes appearing elsewhere in this report.

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

•	fluctuations in consumer spending and saving habits;
•	the demand for our products and services;
•	technological changes;
•	the challenges and uncertainties in the implementation of our expansion and development strategies;
•	the ability to increase market share;
•	the adequacy of expense projections and estimates of impairment loss;
•	the impact of changes in accounting policies by the SEC;
•	unanticipated regulatory or judicial proceedings;
•	the potential negative effects of future legislation affecting financial institutions (including without limitation laws concerning taxes, banking, securities, and insurance);
•	the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System;
•	the timely development and acceptance of products and services, including products and services offered through alternative delivery channels such as the Internet;
•	the impact on our business, as well as on the risks set forth above, of various domestic or international military or terrorist activities or conflicts;
•	other factors described in this report and in other reports we have filed with the SEC; and
•	our success at managing the risks involved in the foregoing.

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

FIRST RELIANCE BANCSHARES, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - continued

Overview

The following discussion describes our results of operation for the quarter ended March 31, 2010 as compared to the quarter ended March 31, 2009 and also analyzes our financial condition as of March 31, 2010 as compared to December 31, 2009.

Like most community bank holding companies, we derive the majority of our income from interest received on our loans and investments. Our primary source of funds for making these loans and investments is our deposits, on which we pay interest. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits and borrowings. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities, which is called our net interest spread.

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

The following discussion and analysis also identifies significant factors that have affected our financial position and operating results during the periods included in the accompanying financial statements. We encourage you to read this discussion and analysis in conjunction with our financial statements and the other statistical information included in our filings with the SEC.

Critical Accounting Policies

We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements. Our significant accounting policies are described in the notes to the consolidated financial statements at December 31, 2009 as filed on our annual report on Form 10-K. Certain accounting policies involve significant judgments and assumptions by us which have a material impact on the carrying value of certain assets and liabilities. We consider these accounting policies to be critical accounting policies. The judgments and assumptions we use are based on the historical experience and other factors, which we believe to be reasonable under the circumstances. Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates which could have a major impact on our carrying values of assets and liabilities and our results of operations.

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

FIRST RELIANCE BANCSHARES, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - continued

Results of Operations

We realized net income available to common shareholders for the first quarter of 2010 of $281,660, or $0.08 per basic and diluted share, compared to a net loss available to common shareholders for the first quarter of 2009 of $58,403, or $0.02 per basic and diluted share.

Our operating results for the first quarter of 2010 were favorably impacted by the stabilization of the credit quality of our loan portfolio, which resulted in a provision for loan losses of $186,089 for the first quarter of 2010 compared to $1,300,380 for the first quarter of 2009. We believe this stabilization is attributed to the implementation of a loss mitigation and recovery division staffed with experienced bankers, who specifically handle nonperforming and deteriorating assets. Additionally, we have strengthened our credit review process by being proactive in making conservative lending decisions.

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

Net interest income increased $154,447, or 3.72%, to $4,307,540 for the quarter ended March 31, 2010, from $4,153,093 for the comparable period of 2009. We were able to improve our net interest income mainly by lowering the rates paid for interest-bearing deposits. The annualized yield on average earning assets decreased 9 basis points for 2010 compared to 2009, while our annualized average cost of our interest-bearing liabilities decreased 31 basis points for 2010 compared to 2009. See “Rate/Volume Analysis” below for a more detailed discussion.

For the first quarter of 2010, average-earning assets totaled $565,972,425 with an annualized average yield of 5.55% compared to $571,053,186, and 5.63%, respectively, for the first quarter of 2009. Average interest-bearing liabilities totaled $527,745,383 with an annualized average cost of 2.46% for first quarter of 2010 compared to $536,833,143 and 2.77%, respectively, for the first quarter of 2009.

Our net interest margin and net interest spread were 3.25% and 3.08%, respectively, for the first quarter of 2010 compared to 3.03% and 2.86%, respectively, for the first quarter of 2009.

Because loans often provide a higher yield than other types of earning assets, one of our goals is to maintain our loan portfolio as the largest component of total earning assets. Loans comprised 71.24% and 85.43% of average earning assets for at March 31, 2010 and 2009, respectively. Loan interest income for the three months ended March 31, 2010 and 2009 was $6,213,086 and $6,967,737, respectively. The annualized average yield on loans was 6.25% and 5.79% for the first quarter of 2010 and 2009, respectively. Average balances of loans decreased to $403,233,736 during the first quarter of 2010, a decrease of $84,645,235 from the average of $487,878,971 during first quarter of 2009. Our loan income for the first of 2010 was significantly impacted by the depressed real estate market, the significant increase in charged off loans, and the average volume of nonperforming loans. The decrease in the average volume of loans had a significant impact on our net interest income. Because of the economic downturn in our markets that caused the volume of new loan customers to decrease, we began shifting our asset mix toward securities after the first quarter of 2009.

FIRST RELIANCE BANCSHARES, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - continued

Available-for-sale investment securities averaged $121,661,899, or 21.50% of average earning assets, for the first quarter of 2010 compared to $75,641,778, or 13.25% of average earning assets for the first quarter of 2009. Interest earned on these securities amounted to $1,262,892 for the first quarter of 2010, compared to $844,734 for the same period last year. Our fully tax-equivalent yield was 4.95% and 5.10% for the three months ended March 31, 2010 and 2009, respectively.

Our total average interest-bearing deposits were $488,882,534 and $432,663,627 for quarters ended March 31, 2010 and 2009, respectively, which represented an increase of $56,218,907, or 12.99%. The increase in deposits resulted from successful pricing and marketing promotions, a key strategic initiative for our Company. Total interest paid on deposits for the quarters ended March 31, 2010 and 2009 was $2,808,512 and $2,815,411, respectively. The annualized average cost of deposits was 2.33% and 2.64% for the first quarter of 2010 and 2009, respectively. The decline in average rate paid for deposits is mainly due to our decision to lower the overall cost of our interest-bearing liabilities by lowering the rates we paid for deposits.

The average balance of other interest-bearing liabilities was $38,862,848 and $104,169,516 for the first quarter of 2010 and 2009, respectively. This represented a decrease of $65,306,668, or 62.69%. The decrease is partially attributable to the decrease of $54,263,655 in our average borrowings from the Federal Home Loan Bank. With the availability of interest-bearing deposits at lower cost, we became less reliant on using borrowings from the Federal Home Loan Bank to fund loan demands. The low market interest rates that existed during 2009 and continuing into 2010 for federal funds purchased and securities sold under agreements to repurchase resulted in an average decrease of $5,019,676 in the use of these types of financial instruments.

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

	Average Balances, Income and Expenses, and Rates
Three Months Ended March, 31,	2010			2009			2008
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)(3)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Earning assets:
Loans (2)	$403,234	$6,213	6.25%	$487,879	$6,968	5.79%	$486,027	$9,099	7.53%
Securities, taxable	61,135	610	4.05	46,575	531	5.63	27,214	347	5.12
Securities, nontaxable (1)	60,526	875	5.86	29,067	420	5.86	30,952	439	5.70
Federal funds sold	-	-	-	2,076	1	0.19	147	2	5.18
Other earning assets	41,077	29	0.29	5,456	10	0.71	4,673	51	4.37
Total earning assets	565,972	7,727	5.55	571,053	7,930	5.63	549,013	9,938	7.28
Non earning assets	54,180			54,765			39,927

Total assets	$620,152			$625,818			$588,940

Liabilities and Shareholders' Equity
Interest-bearing deposits:
Transaction accounts	$41,354	$44	0.43%	$34,086	$50	0.59%	$31,527	$59	0.75%
Savings and money market accounts	101,138	337	1.35	99,194	370	1.51	89,629	633	2.84
Time deposits	346,391	2,428	2.84	299,383	2,395	3.25	280,664	3,247	4.65
Total interest-bearing deposits	488,883	2,809	2.33	432,663	2,815	2.64	401,820	3,939	3.94

Other interest-bearing liabilities:
Securities sold under agreement to repurchase	770	-	0.25	5,709	1	0.08	8,000	48	2.40
Federal funds purchased	2	-	0.77	83	-	0.77	8,953	58	2.58
Federal Home Loan Bank borrowing	27,780	236	3.44	82,045	667	3.29	72,792	621	3.42
Junior subordinated debentures	10,310	153	6.01	10,310	152	5.99	10,310	155	6.01
Note payable	-	-	-	6,023	35	2.35	3,000	38	5.15
Total other interest-bearing liabilities	38,862	389	4.06	104,170	855	3.33	103,055	920	3.59

Total interest-bearing liabilities	527,745	3,198	2.46	536,833	3,670	2.77	504,875	4,859	3.87

Noninterest-bearing deposits	43,367			47,575			43,667
Other liabilities	3,412			1,507			2,754
Shareholders' equity	45,628			39,903			37,644

Total liabilities and equity	$620,152			$625,818			$588,940

Net interest income/interest spread		$4,529	3.09%		$4,260	2.86%		$5,079	3.41%

Net yield on earning assets			3.25%			3.03%			3.71%

(1)	Fully tax-equivalent basis at 34% tax rate for nontaxable securities
(2)	Includes mortgage loans held for sale and nonaccruing loans
(3)	Prior year percentages based on actual dollar amounts

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

	2010 Compared to 2009			2009 Compared to 2008
	Due to increase (decrease) in			Due to increase (decrease) in
(Dollars in thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Loans	$(1,277)	$522	$(755)	$33	$(2,165)	$(2,132)
Securities, taxable	152	(73)	79	221	(36)	185
Securities, tax exempt	455	-	455	(30)	11	(19)
Federal funds sold	-	(1)	(1)	3	(3)	-
Other earning assets	28	(9)	19	7	(49)	(42)
Total interest income	(642)	439	(203)	234	(2,242)	(2,008)

Interest expense:
Interest-bearing deposits
Interest-bearing transaction accounts	9	(15)	(6)	4	(14)	(10)
Savings and money market accounts	7	(40)	(33)	60	(324)	(264)
Time deposits	353	(321)	32	197	(1,048)	(851)
Total interest-bearing deposits	369	(376)	(7)	261	(1,386)	(1,125)

Other interest-bearing liabilities

Securities sold under agreement to repurchase	(2)	1	(1)	(11)	(36)	(47)
Federal funds purchased	(1)	-	(1)	(34)	(24)	(58)
Federal Home Loan Bank borrowings	(460)	29	(431)	71	(25)	46
Junior subordinated debentures	1	-	1	-	(2)	(2)
Note payable	(17)	(17)	(34)	25	(28)	(3)
Total other interest-bearing liabilities	(479)	13	(466)	51	(115)	(64)

Total interest expense	(110)	(363)	(473)	312	(1,501)	(1,189)

Net interest income	$(532)	$802	$270	$(78)	$(741)	$(819)

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

Additions to the allowance for loan losses, which are expensed as the provision for loan losses on our statement of income, are made periodically to maintain the allowance at an appropriate level based on management’s analysis of the potential risk in the loan portfolio.  Loan losses and recoveries are charged or credited directly to the allowance.  The amount of the provision is a function of the level of loans outstanding, the level of nonperforming loans, historical loan loss experience, the amount of loan losses actually charged against the reserve during a given period, and current and anticipated economic conditions.

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

After risk grading each loan, we then use 15 qualitative factors to analyze the trends in the portfolio. These 15 factors include both internal and external factors. The internal factors include the concentration of credit across the portfolio, current delinquency ratios and trends, the experience level of management and staff, our adherence to lending policies and procedures, current loss and recovery trends, the nature and volume of the portfolio’s categories, current non-accrual and problem loan trends, the quality of our loan review system, and other factors which include collateral, loan to value ratio, and policy exceptions. The external factors include the current economic and business environment, which includes indicators such as national GDP, pricing indicators, employment statistics, housing statistics, market indicators, financial regulatory economic analysis, and economic forecasts from reputable sources. A quantitative value is assigned to each of the 15 internal and external factors, which, when added together, creates a net qualitative weight. The net qualitative weight is then added to the minimum loss ratio. Negative trends in the loan portfolio increase the quantitative values assigned to each of the qualitative factors and, therefore, increase the loss ratio. As a result, an increased loss ratio will result in a higher allowance for loan loss. For example, as general economic and business conditions decline, this qualitative factor’s quantitative value will increase, which will increase the net qualitative weight and the loss ratio (assuming all other qualitative factors remain constant). Similarly, positive trends in the loan portfolio, such as an improvement in general economic and business conditions, will decrease the quantitative value assigned to this qualitative factor, thereby decreasing the net qualitative weight (assuming all other qualitative factors remain constant). These factors are reviewed and updated by our risk management committee on a quarterly basis to arrive at a consensus for our qualitative adjustments.

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

As of March 31, 2010 and 2009, the allowance for loan losses was $6,725,174 and $7,331,051, respectively, a decrease of $605,877, or 8.26%, from the 2009 allowance.  As a percentage of total loans, the allowance for loan losses 1.71% and 1.58% at March 31, 2010 and 2009, respectively.  The decrease in the allowance for loan losses was driven by the significant increase in net loans charged off during the first quarter of 2010 compared to the first quarter of 2009.  During the first quarter of 2010, net loans charged off totaled $3,261,661 compared to $2,193,228 for the quarter ended March 31, 2009, an increase of $1,068,433.  Additionally, our loan portfolio at March 31, 2010 compared to March 31, 2009, was $71,932,263 or 15.50% lower.  See “Loans” below for additional information regarding our asset quality and loan portfolio.

For the first quarter of 2010 and 2009, the provision for loan losses was $186,089 and $1,300,380, respectively.  This represents a decrease of $1,114,291, which is primarily attributable to the stabilization of the credit quality of our loan portfolio.

We believe the allowance for loan losses at March 31, 2010, is adequate to meet potential loan losses inherent in the loan portfolio.

Noninterest Income

The following is a summary of noninterest income for the three months ended March 31, 2020 and 2009.

	Three Months Ended
	March 31,
	2010	2009
Service fees on deposit accounts	$468,220	$460,608
Gain on sale of mortgage loans	210,043	660,499
Gain (loss) on sale of other real estate owned	242,122	(15,892)
Gain on sale of fixed assets	-	86,810
Other income	364,022	501,092

Total noninterest income	$1,284,407	$1,693,117

Noninterest income decreased $408,710, or 24.14%, to $1,284,407 for the first quarter of 2010 from $1,693,117 for the first quarter of 2009.  The decrease is primarily attributable to the decrease in the gain on the sale of mortgage loans, which decrease due to the weak demand for mortgage loan and the bottoming out of residential mortgages being refinanced because of low interest rates.

Noninterest Expense

Total noninterest expense increased by $217,077, or 4.59%, to $4,941,956 for the first quarter of 2010 from $4,724,879 for the first quarter of 2009. The increase is largely attributable to the increase in the expenses relating to our foreclosed properties, which were $511,094 higher for the first quarter of 2010 compared to the first quarter of 2009.  This increase was offset by the reduction of $331,084 in our salaries and employee benefits, resulting from a reduction in our staff.

For the first quarter of 2010 and 2009 salary and employee benefits expense was $2,396,066 and $2,727,150, respectively.  Other operating expenses for the quarter ended March 31, 2010 and 2009 was $1,836,131 and $1,356,007, respectively

Our income tax provision for the three months ended March 31, 2010, compared to the same period in 2009, decreased $126,682, which is mainly attributable to increase in pretax income.

FIRST RELIANCE BANCSHARES, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - continued

Balance Sheet Review

General

At March 31, 2010, we had total assets of $616.1 million, consisting principally of $392.2 million in loans, $126.4 million in investments, and $42.7 million in cash and due from banks.  Our liabilities at March 31, 2010 totaled $570.0 million, which consisted principally of $526.7 million in deposits, $27.05 million in FHLB advances, and $10.9 million in other borrowings.  At March 31, 2010, our shareholders’ equity was $46.1 million.

At December 31, 2009, we had total assets of $645.5 million, consisting principally of $406.6 million in loans, $126.7 million in investments, and $53.3 million in cash and due from banks.  Our liabilities at December 31, 2009 totaled $560.3 million, consisting principally of $552.7 million in deposits, $34.0 million in FHLB advances, and $10.9 million in other borrowings.  At December 31, 2009, our shareholders' equity was $45.2 million.

Investments Securities

The investment securities portfolio, which is also a component of our total earning assets, consists of securities available-for-sale and nonmarketable equity securities.

At March 31, 2010 and December 31, 2009, we had investment securities totaling $126,445,594 and $126,760,844, respectively, which represented 20.52% and 19.63% of our total assets, respectively.

Nonmarketable equity securities consist of Federal Home Loan Bank stock, which is recorded at its original cost of $4,812,100 and $5,284,600 at March 31, 2010 and 2009, respectively.

The amortized costs and the fair value of our securities available-for-sale at March 31, 2010 and December 31, 2009 are shown in the following table.

	March 31, 2010		December 31,2009
	Amortized		Amortized
	Cost	Estimated	Cost	Estimated
	(Book Value)	Fair Value	(Book Value)	Fair Value
Government sponsored enterprises	3,009,668	3,035,434	3,021,782	3,011,366
Mortgage-backed securities	58,402,107	57,931,609	59,324,978	58,132,671
Municipal securities	61,052,646	60,612,596	61,300,256	60,737,192
Other	218,750	53,855	218,750	67,515

	$122,683,171	$121,633,494	$123,865,766	$121,948,744

At March 31, 2010, securities classified as available-for-sale are recorded at fair market value.  Approximately 31.17% of the unrealized losses, or 10 individual securities, consisted of securities in a continuous loss position for twelve months or more.  The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities before recovery of their amortized cost. The Company believes, based on industry analyst reports and credit ratings, that the deterioration in value is attributable to changes in market interest rates and is not in the credit quality of the issuer and therefore, these losses are not considered other-than-temporary.

During the first quarter of 2010 and 2009, gross proceeds from the sale of available-for-sale securities were $3,117,545 and $0, respectively.  Gains on available-for-sale securities totaled $1,602 and $0 for the first quarter 2010 and 2009, respectively.

FIRST RELIANCE BANCSHARES, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - continued

Securities Available-for-Sale Maturity Distribution and Yields

Contractual maturities and yields on our available for sale securities at March 31, 2010 are shown in the following table.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	After One But		After Five But
March 31, 2010	Within Five Years		Within Ten Years		After Ten Years		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. government agencies and corporations	$9	6.32%	$3,026	4.18%	$-	-%	$3,035	4.19%
Municipals(2)	3,390	6.29	26,392	6.52	30,831	6.88	60,613	6.69
Total securities(1)	$3,399	6.29%	$29,418	6.29%	$30,831	6.19%	$63,648	6.58%

(1)	Excludes mortgage-backed securities totaling $57,931,609 with a yield of 4.256% and other equity securities totaling $53,835.
(2)	Yields are based on a tax equivalent basis of 34%.

Loans

Loans, including loans held for sale, are the largest category of earning assets and typically provide higher yields than the other types of earning assets.  Associated with the higher loan yields are the inherent credit and liquidity risks which management attempts to control and counterbalance.  Loans averaged $403,233,736 during the first quarter of 2010 compared to $487,878,971 during the first quarter of 2009, a decrease of $84,645,235, or 17.35%.  At March 31, 2010, total loans were $392,776,688 compared to $411,728,010 at December 31, 2009, a decrease of $18,951,322, or 4.60%.  Excluding loans held for sale, loans were $392,192,736 at March 31,2010, compared to $406,627,401 at December 31, 2009, which equated to a decrease of $14,434,665, or 3.55%. This decrease is the result of the economic downturn in our markets that caused the volume of new loan customers to decrease.

The following table sets forth the composition of the loan portfolio, excluding loans held for sale, by category at the dates indicated and highlights the Company’s general emphasis on all types of lending.

The following table summarizes the composition of our loan portfolio March 31, 2010 and December 31, 2009.

	March 31,	% of	December 31,	% of
	2010	Total	2009	Total
Mortgage loans on real estate
Residential 1-4 family	$56,206,272	14.33%	57,539,371	14.15%
Multifamily	10,644,714	2.71	9,962,625	2.45
Commercial	164,908,332	42.05	169,933,348	41.79
Construction	72,663,156	18.53	77,566,504	19.08
Second mortgages	4,601,939	1.17	4,746,686	1.17
Equity lines of credit	30,499,086	7.78	31,596,471	7.77
Total mortgage loans	339,523,499	86.57	351,345,005	86.40
Commercial and industrial	44,297,408	11.29	45,887,237	11.28
Consumer	7,398,528	1.89	7,942,668	1.95
Other, net	973,301	0.25	1,452,491	0.36

Total loans	$392,192,736	100.00%	$406,627,401	100.00%

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

FIRST RELIANCE BANCSHARES, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - continued

The largest component of our loan portfolio is real estate mortgage loans.  At March 31, 2010, real estate mortgage loans totaled $266,860,343 and represented 68.04% of the total loan portfolio, compared to $273,778,501, or 67.33%, at December 31, 2009.

Residential mortgage loans totaled $101,952,010 at March 31, 2010, and represented 25.99% of the total loan portfolio, compared to $103,845,154 and 25.54%, respectively, at December 31, 2009.  Residential real estate loans consist of first and second mortgages on single or multi-family residential dwellings.  Nonresidential mortgage loans, which include commercial loans and other loans secured by multi-family properties and farmland, totaled $164,908,332 at March 31, 2010, compared to $169,933,348 at December 31, 2009.  This represents a decrease of $5,025,016, or 2.96%, from the December 31, 2009 balance.  Real estate construction loans were $72,663,156 and $77,566,504 at March 31, 2010 and December 31, 2009, respectively, and represented 18.53% and 19.08% of the total loan portfolio, respectively.  Currently, the demand for all types of real estate mortgage loans in our market area is very weak.

Commercial and industrial loans decreased $1,589,829, or 3.46%, to $44,297,408 at March 31, 2010, from $45,887,237 at December 31, 2009.  The decrease is mainly due to the economic downturn in our markets that caused the demand for these types of loans to decrease and to the reclassification of certain loans to real estate construction loans.

Our loan portfolio is also comprised of consumer loans.  Consumer loans decreased $544,140, or 6.85%, to $7,398,528 at March 31, 2010, from $7,942,668 at December 31, 2009.

Our loan portfolio reflects the diversity of our markets.  The economies of our markets contain elements of medium and light manufacturing, higher education, regional health care, and distribution facilities. We expect the area to remain stable; however due to the current depressed economies of our markets, we do not expect any material growth in the near future.  The diversity of the economy creates opportunities for all types of lending.  We do not engage in foreign lending.

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

The following table summarizes the loan maturity distribution by type and related interest rate characteristics at March 31, 2010.

Loan Maturity Schedule and Sensitivity to Changes in Interest Rates

March 31, 2010		Over
(Dollars in thousands)		One Year
	One Year or	Through	Over Five
	Less	Five Years	Years	Total
Commercial and industrial	$59	$40,680	$3,558	$44,297
Real estate	17,133	257,454	64,937	339,524
Consumer and other	516	6,476	1,380	8,372

	$17,708	$304,610	$69,875	$392,193
Loans maturing after one year with:
Fixed interest rates				$187,979
Floating interest rates				186,506

				$374,485

FIRST RELIANCE BANCSHARES, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - continued

The following table summarizes the activity related to our allowance for loan losses for the three months ended March 31, 2010 and 2009:

	March 31,
	2010	2009
Balance, January 1,	$9,800,746	$8,223,899
Provision for loan losses for the period	186,089	1,300,380
Net loans (charged-off) recovered for the period	(3,261,661)	(2,193,228)
Balance, end of period	$6,725,174	$7,331,051
Total loans outstanding, end of period	$392,192,736	$464,124,999
Allowance for loan losses to loans outstanding	1.71%	1.58%

Risk Elements in the Loan Portfolio

Nonperforming Assets - At March 31, 2010 and 2009, loans totaling $24,787,204 and $20,952,510, respectively, were in nonaccrual status, total loans of $635 and $1,983,307, respectively, were 90 days or more overdue and still accruing interest.

The following table shows the nonperforming assets, percentages of net charge-offs, and the related percentage of allowance for loan losses for the three months ended March 31, 2010 and 2009.

(Dollars in thousands)	2010	2009
Loans over 90 days past due and still accruing	$1	$1,983
Loans on nonaccrual:
Real Estate Construction	15,103	11,767
Real Estate Mortgage	8,668	8,728
Commercial	1,004	399
Consumer	12	59
Total nonaccrual loans	24,787	20,953
Total of nonperforming loans	24,788	22,936
Other nonperforming assets	7,249	1,983
Total nonperforming assets	$32,037	$24,919

Percentage of nonperforming assets to total assets	5.20%	3.86%
Percentage of nonperforming loans to total loans	6.32%	4.94%
Allowance for loan losses as a percentage of non-performing loans	27.13%	31.96%

Generally, loans are placed on nonaccrual status if principal or interest payments become 90 days past due and/or we deem the collectability of the principal and/or interest to be doubtful.  Once a loan is placed in nonaccrual status, all previously accrued and uncollected interest is reversed against interest income.  Interest income on nonaccrual loans is recognized on a cash basis when the ultimate collectability is no longer considered doubtful.  Loans are returned to accrual status when the principal and interest amounts contractually due are brought current and future payments are reasonably assured.  All nonaccruing loans at March 31, 2010 and 2009 were included in our classification of impaired loans at those dates.

FIRST RELIANCE BANCSHARES, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - continued

Impaired loans – We consider all loans in nonaccrual status to be impaired.  At March 31, 2010, we had impaired loans totaling $24,787,204, as compared to $47,752,613 at March 31, 2009.  The significant reduction in impaired loans is due mainly to the removal of approximately $20,000,000 of loans from the impaired loan classification.  As a result of external loan reviews, we have modified the manner in which we apply the definition of an impaired loan in the evaluation of the adequacy of our allowance for loan losses.  Additionally, during the first quarter of 2010 we charged off approximately $3,200,000 in impaired loans.  Included in the impaired loans at March 31, 2010, were 12 borrowers that accounted for approximately 70.69% of the total amount of the impaired loans at that date.  These loans were primarily commercial real estate loans isolated to the coastal regions of South Carolina.  Impaired loans, as a percentage of total loans, were 6.32% at March 31, 2010.

During the first quarter of 2010, the average investment in impaired loans was $34,862,181 as compared to $36,968,107 for the first quarter of 2009.  Impaired loans with a specific allocation of the allowance for loan losses totaled $2,817,993 and $26,427,132 at March 31, 2010 and 2009, respectively.  The amount of the specific allocation at March 31, 2010 and 2009 was $221,738 and $3,860,741, respectively.

The recent downturn in the real estate market has resulted in an increase in loan delinquencies, defaults and foreclosures; however, we believe these trends are stabilizating.  In some cases, this downturn has resulted in a significant impairment to the value of our collateral and ability to sell the collateral upon foreclosure at its appraised value. However, there is a risk that these trends could continue at a higher pace.  If real estate values continue to decline, it is also more likely that we would be required to increase our allowance for loan losses.

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

Deposits and Other Interest-Bearing Liabilities

Average interest-bearing liabilities decreased $9,087,760 or 1.69%, to $527,745,383 for the first quarter of 2010, from $536,833,143 on December 31, 2009.

Deposits - For the quarter ended March 31, 2010 and 2009, average total deposits were $532,249,647 and 480,238,833, respectively, which is an increase of $52,010,814, or 10.83%.  At March 31, 2010 and December 31, 2009, total deposits were $526,679,195 and $552,762,979, respectively, a decrease of $26,083,784, or 4.72%.

Average interest-bearing deposits increased $56,218,907, or 12.99%, to $488,882,534 for the quarter ended March 31, 2010, from $432,663,627 for the quarter ended March 31, 2009.

The average balance of non-interest bearing deposits decreased $4,208,093, or 8.85%, to $43,637,113 for the three months ended March 31, 2010, from $47,575,206 for the three months ended March 31, 2009.

FIRST RELIANCE BANCSHARES, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - continued

The following table shows the average balance amounts and the average rates paid on deposits held by us for the three months ended March 31, 2010 and 2009.

	2010		2009
	Average	Average	Average	Average
	Amount	Rate	Amount	Rate
Noninterest bearing demand deposits	$43,367,113	0.0%	$47,575,206	0.00%
Interest bearing demand deposits	41,354,002	0.43	34,087,269	0.59
Savings accounts	101,137,758	1.35	99,193,160	1.51
Time deposits	346,390,774	2.84	299,383,198	3.25

	$532,249,647	2.14%	$480,238,833	2.37%

Core deposits, which exclude time deposits of $100,000 or more, provide a relatively stable funding source for our loan portfolio and other earning assets.  Our core deposits were $335,701,413 and $357,416,788 at March 31, 2010 and December 31, 2009, respectively.  This equates to a decrease in core deposits of $21,715,375, or 6.08%.

Included in time deposits $100,000 and over, at March 31, 2010 and 2009 are brokered time deposits of $117,468,000 and $144,258,000, respectively.  We anticipate being able to either renew or replace brokered deposits when they mature, although we may not be able to replace them with deposits with the same terms or rates.

Deposits, and particularly core deposits, have been our primary source of funding and have enabled us to meet successfully both our short-term and long-term liquidity needs.  We anticipate that such deposits will continue to be our primary source of funding in the future.  However, advances from the Federal Home Loan Bank are being used as an alternative source of funds.  Our loan-to-deposit ratio was 74.46% on March 31, 2010, and 73.56% at December 31, 2009.

All of our time deposits are certificates of deposits.  The maturity distribution of our time deposits of $100,000 or more at March 31, 2010 was as follows:

March 31,
2010
Three months or less	$16,895,535
Over three through twelve months	62,815,841
Over one year through three years	59,986,578
Over three years	51,279,828

Total	$190,977,782

Borrowings

The following table outlines our various sources of borrowed funds during the three months ended March 31, 2010 and the year ended December 31, 2009, the amounts outstanding at the end of each period, at the maximum point for each component during the periods and on average for each period, and the average interest rate that we paid for each borrowing source.  The maximum month-end balance represents the high indebtedness for each component of borrowed funds at any time during each of the periods shown.

FIRST RELIANCE BANCSHARES, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - continued

	Maximum
	Outstanding	Weighted
(Dollars in thousands)	at any	Average	Average	Ending	Period
	Month End	Balance	Interest Rate	Balance	End Rate
At or for the three months ended March 31, 2010
Securities sold under agreement to repurchase	$818	$770	0.25%	$603	0.25%
Advances from Federal
Home Loan Bank	27,010	27,780	3.44	27,000	3.17
Junior subordinated debentures	10,310	10,310	6.01	10,310	5.93

At or for the year ended December 31, 2009
Securities sold under agreement to repurchase	$7,664	$2,262	0.05%	$598	0.25%
Advances from Federal Home Loan Bank	93,500	59,800	3.57	34,000	3.17
Federal funds purchased	11,482	21	0.82	-	-
Note payable	6,950	1,485	2.01	-	-
Junior subordinated debentures	10,310	10,310	5.95	10,310	5.93

Capital Resources

Total shareholders' equity at March 31, 2010 and December 31, 2009 was $46,145,376 and $45,223,827, respectively.  The $921,549 increase during the first three months of 2010 resulted primarily from the increase in accumulated other comprehensive income of $572,448 and the net income of $530,134 for the first quarter of 2010.

The following table shows the return on average assets (net income divided by average total assets), return on average equity (net income divided by average equity), and equity to assets ratio (average equity divided by average total assets) for the three months ended March 31, 2010 and 2009.  Since our inception, we have not paid cash dividends on our common stock.

	March 31,	March 31,
	2010	2009
Return on average assets	0.35%	0.01%
Return on average equity	4.71	0.13
Average equity to average assets ratio	7.36	6.38

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

FIRST RELIANCE BANCSHARES, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - continued

The following table sets forth the holding company's and the bank's various capital ratios at March 31, 2010 and at December 31, 2009.  For all periods, the bank was considered "well capitalized" and the holding company met or exceeded its applicable regulatory capital requirements.

	March 31, 2010		December 31, 2009
	Holding		Holding
	Company	Bank	Company	Bank

Tier 1 capital (to risk-weighted assets)	12.00%	11.27%	12.78%	12.01%

Total capital (to risk-weighted assets)	13.25%	12.52%	11.52%	10.75%

Leverage or Tier 1 capital (to total average assets)	8.84%	8.29%	8.25%	7.69%

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

Off-Balance Sheet Risk

Through our operations, we have made contractual commitments to extend credit in the ordinary course of its business activities.  These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time.  At March 31, 2010 we had issued commitments to extend credit of $38.2 million and standby letters of credit of $2.1 million through various types of commercial lending arrangements. Approximately $31.76 million of these commitments to extend credit had variable rates.

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at March 31, 2010:
			After
		After One	Three
		Through	Through		Greater
	Within One	Three	Twelve	Within One	Than
(Dollars in thousands)	Month	Months	Months	Year	One Year	Total
Unused commitments to extend credit	$6,233	$2,864	$10,339	$19,436	$18,793	$38,229
Standby letters of credit	10		2,005	2,015	97	2,112

Totals	$6,243	$2,864	$12,344	$21,451	$18,890	$40,341

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

We were asset sensitive during most of the year ended December 31, 2009 and during the three months ended March 31, 2010.  As of March 31, 2010, we expect to be liability sensitive for the next nine months because a majority of our deposits reprice over a 12-month period.  Approximately 55% of our loans were variable rate loans at March 31, 2010.  The ratio of cumulative gap to total earning assets after 12 months was (28.07%) because $157.3 million more assets will reprice in a 12 month period than liabilities.   However, our gap analysis is not a precise indicator of our interest sensitivity position.  The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally.  For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but those rates are viewed by us as significantly less interest-sensitive than market-based rates such as those paid on noncore deposits.  Net interest income may be affected by other significant factors in a given interest rate environment, including changes in the volume and mix of interest-earning assets and interest-bearing liabilities.

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

At March 31, 2010, our liquid assets, consisting of cash and cash equivalents due from banks amounted to $42.7 million, or 6.93% of total assets.  Our investment securities, excluding nonmarketable securities, at March 31, 2010 amounted to $121.6 million, or 19.74% of total assets.  Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner.  However, $115.6 million of these securities are pledged against unused FHLB borrowing lines, the Federal Reserve line of credit, and other required deposit accounts.  At December 31, 2009, our liquid assets amounted to $53.3 million, or 8.26% of total assets.  Our investment securities, excluding nonmarketable securities, at December 31, 2009 amounted to $121.9 million, or 18.89% of total assets.  However, $115.3 million of these securities were pledged.

Our ability to maintain and expand our deposit base and borrowing capabilities serves as our primary source of liquidity.  We plan to meet our future cash needs through the liquidation of temporary investments, the generation of deposits, and from additional borrowings.  In addition, we will receive cash upon the maturity and sale of loans and the maturity of investment securities. During most of 2009 and the first three months of 2010, as a result of historically low rates that were being earned on short-term liquidity investments, we maintained a lower than normal level of short-term liquidity securities. In addition, we maintain five federal funds purchased lines of credit with correspondent banks giving us credit availability totaling approximately $17.0 million for which there were no borrowings against the lines at March 31, 2010.  We are also a member of the Federal Home Loan Bank of Atlanta, from which applications for borrowings can be made for leverage purposes.  The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the bank be pledged to secure any advances from the FHLB. The Company has an available line to borrow funds from the Federal Home Loan Bank up to 30% of the Bank’s total assets which provide additional available funds of $102.7 million at March 31, 2010.  At March 31, 2010 the bank had $27 million outstanding in FHLB advances. Additionally, the Company has an available line of credit at the Federal Reserve of $52.5 million.  At March 31, 2010, there were no borrowings against this line. We believe that sources described above will be sufficient to meet our future liquidity needs.

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

The following table sets forth information regarding our rate sensitivity as of March 31, 2010 for each of the time intervals indicated. The information in the table may not be indicative of our rate sensitivity position at other points in time.  In addition, the maturity distribution indicated in the table may differ from the contractual maturities of the earning assets and interest-bearing liabilities presented due to consideration of prepayment speeds under various interest rate change scenarios in the application of the interest rate sensitivity methods described above.

Interest Sensitivity Analysis
March 31, 2010

		After One	Three		Greater Than
		Through	Through		One Year or
	Within One	Three	Twelve	Within One	Non-
(Dollars in thousands)	Month	Months	Months	Year	Sensitive	Total
Assets
Interest-earning assets
Interest-bearing deposits in other banks	$40,658	$-	$-	$40, 658	$-	$40, 658
Loans (1)	48,336	29,528	78,849	156,713	236,064	392,777
Securities, taxable	54	-	-	54	60,967	61,021
Securities, nontaxable	-	-	-	-	60,612	60,612
Nonmarketable securities	4,812	-	-	4,812	-	4,812
Time Deposits in other banks			503	503		503
Total earning assets	93,860	29,528	79,352	202,740	357,643	560,383

Liabilities
Interest-bearing liabilities
Interest-bearing deposits:
Demand deposits	39,366	-	-	39,366	-	39,366
Savings deposits	104,310	-	-	104,310	-	104,310
Time deposits	24,974	30,697	146,082	201,753	137,020	338,773
Total interest-bearing deposits	168,650	30,697	146,082	345,429	137,020	482,449
Federal Home Loan Bank Advances	1,000	-	13,000	14,000	13,000	27,000
Junior subordinated debentures	-	-	-	-	10,310	10,310
Repurchase agreements	603	-	-	603	-	603
Total interest-bearing liabilities	170.253	30,697	159,082	360,032	160,330	520,362

Period gap	$(76,393)	$(1,169)	$(79,730)	$(157,292)	$197,313

Cumulative gap	$(76,393)	$(77,562)	$(157,292)	$(157,292)	$40,021

Ratio of cumulative gap to total earning assets	(13.63)%	(13.84)%	(28.07)%	(28.07)%	7.14%

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1. Business" under the heading "Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect our business, financial condition or future results.  The risks described in our Annual Report on Form 10-K are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

FIRST RELIANCE BANCSHARES, INC.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c)	The following stock repurchases were made during the period covered by this report in connection with administration of the Company’s employee stock ownership plan.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2010 – January 31, 2010	217	$4.30	-	-
February 1, 2010 - February 28, 2010	338	$4.30	-	-
March 1, 2010 – March 31, 2010	-	$-	-	-
	555	$4.30	-	-

Item 6. Exhibits

Exhibit Number	Exhibit
10.1	Form of Director Retirement Agreement.

10.2	Form of Amendment to Director Retirement Agreement.

31.1	Certification pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended.

31.2	Certification pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

FIRST RELIANCE BANCSHARES, INC.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST RELIANCE BANCSHARES, INC.

Date: May 14, 2010	By	/s/ F.R. SAUNDERS, JR.
F. R. Saunders, Jr.
President & Chief Executive Officer

Date: May 14, 2010	By:	/s/ JEFFERY A. PAOLUCCI
Jeffery A. Paolucci
Senior Vice President and Chief Financial Officer