Form 10-Q
period 2010-06-30
FIRST RELIANCE BANCSHARES INC
filed 2010-08-13
CIK 1172102

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2010

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

4,109,968 shares of common stock, par value $0.01 per share, as of July 31, 2010

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
Yes ☐ No ☒

INDEX

Page No.
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets - June 30, 2010 (Unaudited) and December 31, 2009	3

Condensed Consolidated Statements of Operations – Six and three months ended June 30, 2010 and 2009 (Unaudited)	4

Condensed Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss) - Six months ended June 30, 2010 and 2009 (Unaudited)	5

Condensed Consolidated Statements of Cash Flows - Six months ended June 30, 2010 and 2009(Unaudited)	6

Notes to Condensed Consolidated Financial Statements	7-17

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18-36

Item 3. Quantitative and Qualitative Disclosure About Market Risk	36

Item 4. Controls and Procedures	36

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	37

Item 1A Risk Factors	37

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	38

Item 3. Defaults Upon Senior Securities	38

Item 6. Exhibits	38

FIRST RELIANCE BANCSHARES, INC

Condensed Consolidated Balance Sheets

	June 30, 2010	December 31, 2009
Assets	(Unaudited)
Cash and cash equivalents:
Cash and due from banks	$2,196,978	$2,942,295
Interest-bearing deposits with other banks	30,637,573	50,356,191
Total cash and cash equivalents	32,834,551	53,298,486

Time deposits in other banks	503,644	502,089
Securities available-for-sale	122,201,795	121,948,744
Nonmarketable equity securities	4,812,100	4,812,100
Total investment securities	127,013,895	126,760,844

Mortgage loans held for sale	579,266	5,100,609
Loans receivable	375,344,297	406,627,401
Less allowance for loan losses	(7,048,764)	(9,800,746)
Loans, net	368,295,533	396,826,655
Premises and equipment, net	26,190,857	26,469,436
Accrued interest receivable	2,537,500	2,661,030
Other real estate owned	12,268,366	8,954,214
Cash surrender value life insurance	11,618,284	11,409,937
Other assets	11,007,722	13,525,073
Total assets	$592,849,618	$645,508,373

Liabilities and Shareholders’ Equity
Liabilities
Deposits
Noninterest-bearing transaction accounts	$43,696,640	$44,298,626
Interest-bearing transaction accounts	36,764,075	47,733,229
Savings	108,369,143	103,604,793
Time deposits $100,000 and over	183,128,203	195,346,191
Other time deposits	130,963,221	161,780,140
Total deposits	502,921,282	552,762,979
Securities sold under agreement to repurchase	545,647	598,342
Advances from Federal Home Loan Bank	26,000,000	34,000,000
Junior subordinated debentures	10,310,000	10,310,000
Accrued interest payable	592,527	680,880
Other liabilities	2,195,047	1,932,345
Total liabilities	542,564,503	600,284,546
Shareholders’ Equity
Preferred stock, no par value, authorized 10,000,000 shares:
Series A cumulative perpetual preferred stock 15,349 issued
and outstanding at June 30, 2010 and December 31, 2009	14,632,649	14,536,176
Series B cumulative perpetual preferred stock 767 shares issue
and outstanding at June 30, 2010 and December 31, 2009	827,775	835,960
Series C cumulative mandatory convertible preferred stock
2,293 shares issue and outstanding at June 30, 2010	2,293,000	-
Common stock, $0.01 par value; 20,000,000 shares authorized,
4,109,968 and 3,582,691 shares issued and outstanding
at June 30, 2010 and December 31, 2009, respectively	41,100	35,827
Capital surplus	28,121,138	26,181,576
Treasury stock at cost at 12,090 and 11,535 shares at
June 30, 2010 and December 31, 2009, respectively	(168,266)	(163,936)
Nonvested restricted stock	(856,860)	(206,004)
Retained earnings	4,790,734	5,269,463
Accumulated other comprehensive income (loss)	603,845	(1,265,235)
Total shareholders’ equity	50,285,115	45,223,827

Total liabilities and shareholders’ equity	$592,849,618	$645,508,373

See notes to condensed consolidated financial statements

FIRST RELIANCE BANCSHARES, INC
Condensed Consolidated Statements of Operations
(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2010	2009	2010	2009
Interest income:
Loans, including fees	$12,066,213	$13,838,054	$5,853,126	$6,870,317
Investment securities:
Taxable	1,193,184	1,002,970	583,191	471,654
Nontaxable	1,306,871	745,799	653,973	432,381
Federal funds sold	-	1,332	-	349
Other interest income	55,472	36,720	26,599	27,121
Total	14,621,740	15,624,875	7,116,889	7,801,822
Interest expense:
Time Deposits over $100,000	2,903,397	2,575,302	1,447,695	1,382,735
Other deposits	2,598,035	3,433,801	1,245,226	1,810,957
Other interest expense	781,052	1,576,970	392,253	722,421
Total	6,282,484	7,586,073	3,085,174	3,916,113
Net interest income	8,339,256	8,038,802	4,031,715	3,885,709
Provision for loan losses	2,065,899	4,855,822	1,879,810	3,555,442
Net interest income after provision for loan losses	6,273,357	3,182,980	2,151,905	330,267

Noninterest income:
Service charges on deposit accounts	911,690	935,094	443,469	474,486
Gain on sales of mortgage loans	380,463	1,214,537	170,421	554,038
Income from bank owned life insurance	208,347	208,155	103,690	103,005
Other charges, commissions and fees	323,995	267,903	171,011	140,904
Gain on sale of securities	1,602	1,029,459	-	1,029,459
Gain (loss) on sale of other real estate owned	482,681	(15,892)	240,560	-
Gain on sale of fixed assets	-	86,810	-	-
Other non-interest income	175,000	280,768	70,221	11,825
Total	2,483,778	4,006,834	1,199,372	2,313,717
Noninterest expenses:
Salaries and employee benefits	4,663,675	5,322,773	2,267,609	2,595,624
Occupancy expense	777,915	710,032	378,381	354,175
Furniture and equipment expense	598,356	562,569	288,130	276,704
Other operating expenses	3,390,843	2,883,428	1,554,713	1,527,420
Total	9,430,789	9,478,802	4,488,833	4,753,923
Loss before income taxes	(673,654)	(2,288,988)	(1,137,556)	(2,109,939)

Income tax benefit	(724,635)	(1,148,239)	(658,403)	(955,325)
Net income (loss)	50,981	(1,140,749)	(479,153)	(1,154,614)
Preferred stock dividends	454,801	268,132	250,227	208,547
Deemed dividends on preferred stock resulting from
net accretion of discount and amortization
of premium	88,288	57,072	44,388	44,388
Net loss available to common shareholders	$(492,108)	$(1,465,953)	$(773,768)	$(1,407,549)

Average common shares outstanding, basic	3,760,792	3,546,386	3,935,610	3,567,533
Average common shares outstanding, diluted	3,760,792	3,546,386	3,935,610	3,567,533

Basic loss per share	$(0.13)	$(0.41)	$(0.20)	$(0.40)
Diluted loss per share	$(0.13)	$(0.41)	$(0.20)	$(0.40)

See notes to condensed consolidated financial statements

FIRST RELIANCE BANCSHARES, INC
Condensed Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss)
For the Six Months Ended June 30, 2010 and 2009
(Unaudited)

							Accumulated
							Other
					Nonvested		Comprehensive
	Preferred	Common	Capital	Treasury	Restricted	Retained	Income
	Stock	Stock	Surplus	Stock	Stock	Earnings	(Loss)	Total
Balance, December 31, 2008	$-	$35,250	$26,120,460	$(159,777)	$(207,653)	$11,839,005	$(201,527)	$37,425,758

Issuance of Series A preferred stock, net of issuance cost of $116,786	14,375,740							14,375,740

Issuance of Series B preferred stock, net of issuance cost of $6,902	849,572							849,572

Net loss						(1,140,749)		(1,140,749)

Other comprehensive loss, net of tax benefit of $583,818							(1,133,294)	(1,133,294)

Comprehensive loss								(2,274,043)

Preferred stock dividends						(160,325)		(160,325)

Accretion of Series A Preferred stock discount	62,363					(62,363)		-

Amortization of Series B Preferred stock premium	(5,291)					5,291		-

Issuance of stock to employee		2	998					1,000

Non-vested restricted stock		622	139,377		(62,139)			77,860

Purchase of treasury stock				(4,130)				(4,130)
Balance, June 30, 2009	$15,282,384	$35,874	$26,260,835	$(163,907)	$(269,792)	$10,480,859	$(1,334,821)	$50,291,432

Balance, December 31, 2009	$15,372,136	$35,827	$26,181,576	$(163,936)	$(206,004)	$5,269,463	$(1,265,235)	$45,223,827

Issuance of Series C	2,293,000							2,293,000

Issuance of common stock net of issuance cost of $329,390		3,401	1,197,861					1,201,262

Net income						50,981		50,981

Other comprehensive gain, net of tax expense of $953,641							1,869,080	1,869,080
Other comprehensive income								1,920,061

Preferred Stock Dividend						(441,422)		(441,422)

Accretion of Series A Preferred stock discount	96,473					(96,473)		-

Amortization of Series B Preferred stock premium	(8,185)					8,185		-

Issuance Restricted Stock		1,872	741,701		(650,856)			92,717

Purchase of treasury stock				(4,330)				(4,330)
Balance, June 30, 2010	$17,753,424	$41,100	$28,121,138	$(168,266)	$(856,860)	$4,790,734	$603,845	$50,285,115

See notes to condensed consolidated financial statements

FIRST RELIANCE BANCSHARES, INC
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$50,981	$(1,140,749)
Adjustments to reconcile net income (loss) to net cash
Provided (used) by operating activities:
Provision for loan losses	2,065,899	4,855,822
Depreciation and amortization expense	492,979	542,760
Gain on sale of premises	-	(86,810)
Gain on sale of available-for-sale securities	(1,602)	(1,029,459)
Impairment loss on available-for sale securities	18,750	-
Loss (gain) on sale of other real estate owned	(482,681)	15,892
Write down of other real estate owned	187,582	-
Discount accretion and premium amortization	139,438	38,766
Disbursements for loans held-for-sale	(15,693,549)	(119,138,851)
Proceeds from loans held-for-sale	20,216,509	113,572,405
Net increase (decrease) in valuation allowance for loans held-for-sale	(1,617)	229,782
Decrease in interest receivable	123,530	321,610
Increase in cash surrender value of life insurance	(208,347)	(208,155)
Increase (decrease) in interest payable	(88,353)	17,049
Amortization of deferred compensation on restricted stock	92,717	77,860
Increase (decrease) in other liabilities	(39,151)	1,076,966
(Increase) decrease in other assets	1,813,998	(2,847,259)
Net cash provided (used) by operating activities	8,687,083	(3,702,371)
Cash flows from investing activities:
Increase in time deposits	(1,555)	-
Net decrease in loans receivable	19,165,193	12,054,022
Purchases of securities available-for-sale	(2,888,381)	(61,714,944)
Proceeds on sales of securities available-for-sale	3,117,545	40,506,377
Maturities of securities available-for-sale	2,183,920	7,187,809
Purchase of nonmarketable equity securities	-	(237,400)
Proceeds from sales of other real estate owned	4,430,093	6,608
Improvements to other real estate owned	(149,116)	-
Proceeds from disposal of premises, furniture, and equipment	-	2,286,810
Purchases of premises and equipment	(162,835)	(736,200)
Net cash provided (used) by investing activities	25,694,864	(646,918)
Cash flows from financing activities:
Net increase (decrease) in demand deposits, interest-bearing and savings accounts	(6,806,790)	5,720,879
Net increase (decrease) in certificates of deposit and other time deposits	(43,034,907)	108,409,294
Net decrease in securities sold under agreements to repurchase	(52,695)	(7,072,086)
Decrease in advances from the Federal Home Loan Bank	(8,000,000)	(21,500,000)
Repayment of note payable	-	(6,950,000)
Net proceeds from issuance of preferred stock	2,293,000	15,225,312
Net proceeds from issuance of common stock	1,201,262	-
Issuance of shares to employee	-	1,000
Preferred stock dividends paid	(441,422)	(160,325)
Purchase of treasury stock	(4,330)	(4,130)
Net cash used by financing activities	(54,845,882)	(93,669,944)
Net increase (decrease) in cash and cash equivalents	(20,463,935)	89,320,655

Cash and cash equivalents, beginning of period	53,298,486	5,708,607
Cash and cash equivalents, end of period	$32,834,551	$95,029,262

Cash paid during the period for
Income taxes	$-	$4,257
Interest	$6,370,837	$7,569,024

Supplemental noncash investing and financing activities
Foreclosures on loans	$7,300,030	$3,544,350

See notes to condensed consolidated financial statements

FIRST RELIANCE BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements

Note 1 - Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit certain disclosures, which would appear in audited annual consolidated financial statements.  The consolidated financial statements as of June 30, 2010 and for the interim periods ended June 30, 2010 and 2009 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation.  The consolidated financial information as of December 31, 2009 has been derived from the audited consolidated financial statements as of that date.  For further information, refer to the consolidated financial statements and the notes included in First Reliance Bancshares, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2009.

Note 2 - Recently Issued Accounting Pronouncements

The following is a summary of recent authoritative pronouncements that could impact the accounting, reporting, and / or disclosure of financial information by the Company.

Income Tax guidance was amended in April 2010 to reflect an SEC Staff Announcement after the President signed the Health Care and Education Reconciliation Act of 2010 on March 30, 2010, which amended the Patient Protection and Affordable Care Act signed on March 23, 2010.   According to the announcement, although the bills were signed on separate dates, regulatory bodies would not object if the two Acts were considered together for accounting purposes. This view is based on the SEC staff's understanding that the two Acts together represent the current health care reforms as passed by Congress and signed by the President.  The amendment had no impact on the financial statements.

In July 2010, the FASB issued Accounting Standard Codification Update No. 2010-20 concerning disclosures about the credit quality of financing receivables and the allowance for credit losses. Update No. 2010-20 is intended to provide additional information to assist financial statement users in assessing an entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses. Update No. 2010-20 requires companies to (1) provide enhanced disclosures around the nature of credit risk inherent in the entity’s portfolio of financing receivables; (2) explain how that risk is analyzed and assessed in arriving at the allowance for credit losses; and (3) explain the changes and reasons for changes in the allowance for credit losses. The provisions of Update No. 2010-20 concerning disclosures for the end of a period are effective for interim and annual periods ending on or after December 15, 2010, or December 31, 2010 for the Company. The provisions of Update No. 2010-20 concerning disclosures about activity that occurs during a reporting period are applicable to the Company for interim and annual periods beginning on or after December 15, 2010, the interim period ending on March 31, 2011. The adoption of Update No. 2010-20 is expected to provide the reader of the Company’s financial statements with expanded and enhanced disclosure surrounding the allowance for credit losses.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

FIRST RELIANCE BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements

Note 3 - Reclassifications

Certain captions and amounts in the financial statements in the Company’s Form 10-Q for the quarter ended June 30, 2009 were reclassified to conform to the June 30, 2010 presentation.

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

The components of other comprehensive income and related tax effects are as follows:

	Pre-tax Amount	Tax (Expense) Benefit	Net-of-tax Amount
For the Six Months Ended June 30, 2010:
Unrealized gains on securities available-for-sale	$2,824,323	$(954,186)	$1,870,137
Reclassification adjustment for gains (losses) in net income	1,602	(545)	1,057

	$2,822,721	$(953,641)	$1,869,080

For the Six Months Ended June 30, 2009:
Unrealized gains on securities available-for-sale	$(687,653)	$233,802	$(453,851)
Reclassification adjustment for gains (losses) in net income	1,029,459	(350,016)	679,443

	$(1,717,112)	$583,818	$(1,133,294)

For the Three Months Ended June 30, 2010:
Unrealized gains on securities available-for-sale	$1,955,376	$(658,744)	$1,296,632
Reclassification adjustment for gains (losses) realized in net income	-	-	-

	$1,955,376	$(658,744)	$1,296,632

For the Three Months Ended June 30, 2009:
Unrealized gains on securities available-for-sale	$(1,084,399)	$368,696	$(715,703)
Reclassification adjustment for gains (losses) realized in net income	1,029,459	(350,016)	679,443

	$(2,113,858)	$718,712	$(1,395,146)

Note 5 – Investment Securities

The amortized cost and estimated fair values of securities available-for-sale were:

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
June 30, 2010
U.S. Government agencies	$2,733,345	$52,341	$-	$2,785,686
Mortgage-backed securities	57,330,574	1,173,526	-	58,504,100
Municipals	61,032,177	607,944	762,112	60,878,009
Other	200,000	-	166,000	34,000
	$121,296,096	$1,833,811	$928,112	$122,201,795

FIRST RELIANCE BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements

Note 5 – Investment Securities – (continued)

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
December 31, 2009
U.S. Government agencies	$3,021,782	$751	$11,167	$3,011,366
Mortgage-backed securities	59,324,978	-	1,192,307	58,132,671
Municipals	61,300,256	460,262	1,023,326	60,737,192
Other	218,750	-	151,235	67,515
	$123,865,766	$461,013	$2,378,035	$121,948,744

The following is a summary of maturities of securities available-for-sale as of June 30, 2010.  The amortized cost and estimated fair values are based on the contractual maturity dates.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty.

	Securities Available-For-Sale
	Amortized Cost	Estimated Fair Value
Due after one year but within five years	$4,509,267	$4,451,490
Due after five years but within ten years	28,385,805	28,264,267
Due after ten years	30,870,450	30,947,938
	63,765,522	63,663,695
Mortgage-backed securities	57,330,574	58,504,100
Other	200,000	34,000
Total	$121,296,096	$122,201,795

The following table shows gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2010 and December 31, 2009.

	June 30, 2010		December 31, 2009
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Less Than 12 Months
U.S. government agencies and corporations	$-	$-	$2,995,629	$11,167
Mortgage-backed securities	-	-	58,132,671	1,192,307
Municipals	22,054,362	441,050	27,850,269	688,885
	22,054,362	441,050	88,978,569	1,892,359
12 Months or More
Municipals	4,323,550	321,062	4,314,797	334,441
Other	34,000	166,000	67,515	151,235
	4,357,550	487,062	4,382,312	485,676

Total securities available-for-sale	$26,411,912	$928,112	$93,360,881	$2,378,035

At June 30, 2010, securities classified as available-for-sale are recorded at fair market value.  Approximately 52.48% of the unrealized losses, or nine individual securities, consisted of securities in a continuous loss position for twelve months or more.  The Company believes that the deterioration in value is attributable to changes in market interest rates and not in credit quality and considers these losses temporary.  The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities before recovery of their amortized costs.  Management evaluates investment securities in a loss position based on length of impairment, severity of impairment and other factors.

An impairment loss of $18,750 was recognized during the second quarter of 2010.  Management determined that the Company’s investment in Beach First National Bancshares, Inc. was worthless, since practically all of the assets of Beach First National were taken into receivership by the Federal Deposit Insurance Corporation.

FIRST RELIANCE BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements

Note 5 – Investment Securities – (continued)

During the first six months of 2010 and 2009, gross proceeds from the sale of available-for-sale securities were $3,117,545 and $40,506,377, respectively.  Gains on available-for-sale securities totaled $1,602 and $1,029,459 for the first six months of 2010 and 2009, respectively.

Note 6 – Shareholders’ Equity

On April 9, 2010, the Company issued 340,145 shares of its common stock at $4.50 per share and 2,293 shares of its newly created Series C Preferred Stock at $1,000.  The gross proceeds from the issuance and sale of these securities was $3,823,653. Of the shares issued, 119,179 shares of common stock and 335 shares of Series C Preferred Stock were issued to related parties.

Common Stock – The following is a summary of the changes in common shares outstanding for the six months ended June 30, 2010 and 2009.

	Six Months Ended June 30,
	2010	2009
Common shares outstanding at beginning of the period	3,582,691	3,525,004
Issuance of common stock	340,145	-
Issuance of non-vested restricted shares	187,765	62,222
Forfeiture of non-vested restricted shares	(633)	-
Issuance of stock to employee	-	200

Common shares outstanding at end of the period	4,109,968	3,587,426

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

FIRST RELIANCE BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements

Note 6 – Shareholders’ Equity – (continued)

The Series C Preferred Stock consists of 7% cumulative mandatory convertible preferred stock, which will be convertible into common shares for up to three years at the lesser of $6.50 per share or tangible common equity per share as of the calendar quarter ending on or before the conversion date and will mandatorily and automatically convert on July 31, 2013 under the same terms.  Dividends are payable quarterly on March 1, June 1, September 1, and December 1 of each year.  The Series C Preferred Stock ranks on par with the Company’s Series A and Series B Preferred Stock and senior to the common stock with respect to the payment of dividends and distributions and amounts payable upon liquidation, dissolution, and winding up of the Company. The Series C Preferred Stock is non-voting, except as required by law.

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

The following is a summary of the accretion of the Series A discount and the amortization of the Series B premium for the six months and three months ended June 30, 2010 and 2009.

	Six Months Ended June 30,		Three Months Ended June 30,
	2010	2009	2010	2009

Accretion of Series A preferred stock discount	$96,473	$62,363	$48,503	$48,503
Amortization of Series B preferred stock premium	(8,185)	(5,291)	(4,115)	(4,115)

Accretion net of amortization	$88,288	$57,072	$44,388	$44,388

The net amount of the accretion and amortization was treated as a deemed dividend to preferred shareholders in the computation of earnings per share.

Note 7 - Earnings (Loss) Per Share

Net income (loss) available to common shareholders represents net income (loss) adjusted for preferred dividends including dividends declared, accretions of discounts and amortization of premiums on preferred stock issuances and cumulative dividends related to the current dividend period that have not been declared as of period end.

The following is a summary of the earnings (loss) per share calculations for the six months and three months ended June 30, 2010 and 2009.

	Six Months Ended June 30,		Three Months Ended June 30,
	2010	2009	2010	2009
Earnings (loss) available to common shareholders
Net income (loss)	$50,981	$(1,140,749)	$(479,153)	$(1,154,614)
Preferred stock dividends	454,801	268,132	250,227	208,547
Deemed dividends on preferred stock resulting from
net accretion of discount and amortization
of premium	88,288	57,072	44,388	44,388
Net loss available to common shareholders	$(492,108)	$(1,465,953)	$(773,768)	$(1,407,549)
Basic earnings (loss) per share:
Net loss available to common shareholders	$(492,108)	$(1,465,953)	$(773,768)	$(1,407,549)
Average common shares outstanding - basic	3,760,792	3,546,386	3,935,610	3,567,533

Basic loss per share	$(0.13)	$(0.41)	$(0.20)	$(0.40)

FIRST RELIANCE BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements

Note 7 - Earnings Per Share – (continued)

Diluted earnings per share:

	Six Months Ended June 30,		Three Months Ended June 30,
	2010	2009	2010	2009
Net loss available to common shareholders	$(492,108)	$(1,465,953)	$(773,768)	$(1,407,549)
Average common shares outstanding - basic	3,760,792	3,546,386	3,935,610	3,567,533

Dilutive potential common shares	-	-	-	-

Average common shares outstanding - diluted	3,760,792	3,546,386	3,935,610	3,567,533

Diluted earnings (loss) per share	$(0.13)	$(0.41)	$(0.20)	$(0.40)

Note 8 - Equity Incentive Plan

On January 19, 2006, the Company adopted the 2006 Equity Incentive Plan, which provides for the granting of dividend equivalent rights options, performance unit awards, phantom shares, stock appreciation rights and stock awards, each of which shall be subject to such conditions based upon continued employment, passage of time or satisfaction of performance criteria or other criteria as permitted by the plan. The plan, as amended on June 17, 2010, allows granting up to 950,000 shares of stock, to officers, employees, and directors, consultants and service providers of the Company or its affiliates.  Awards may be granted for a term of up to ten years from the effective date of grant. Under this Plan, our Board of Directors has sole discretion as to the exercise date of any awards granted.  The per-share exercise price of incentive stock awards may not be less than the market value of a share of common stock on the date the award is granted.  Any awards that expire unexercised or are canceled become available for re-issuance.

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

During the six months ended June 30, 2010 and 2009 the Company issued 187,765 and 62,222, respectively, of restricted stock pursuant to the 2006 Equity Incentive Plan.  The shares cliff vest in three years and are fully vested in 2012 and 2011, respectively.  The weighted-average fair value of restricted stock issued during the six months ended June 30, 2010 and 2009 was $4.00 and $2.25 per share, respectively.  Compensation cost associated with the issuance for 2010 and 2009 was $751,091 and $139,999, respectively.  There were 633 shares of restricted stock that were forfeited during the first six months of 2010 at a weighted-average fair value of $11.88 per share.  There were no forfeitures during 2009.  Deferred compensation expense of $92,717 and $77,860, relating to restricted stock, was amortized to income during six months ended June 30, 2010 and 2009, respectively.

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

FIRST RELIANCE BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements

Note 8 - Equity Incentive Plan – (continued)

The SARs compensation expense for both the six months ended June 30, 2010 and 2009 was $36,917.

A summary of the status of the Company’s SARs as of June 30, 2010 and 2009 and changes during the period then ended is presented below.

	2010		2009
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	89,293	$14.95	93,981	$14.95
Forfeited	(794)	15.00	-	-
Outstanding at end of period	88,499	$14.95	93,981	$14.95

Note 9 – Stock-Based Compensation

The Company terminated its 2003 Employee Stock Option Plan and replaced it with the 2006 Equity Incentive Plan.  No stock options have been granted since 2005 and none were exercised during 2010 or 2009.  The 206,547 options outstanding at December 31, 2009 were forfeited during the six months ended June 30, 2010.

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

Loans Receivable - The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At June 30, 2010, substantially all of the total impaired loans were evaluated based on the fair value of the collateral.  Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

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

Junior Subordinated Debentures - The carrying value of the junior subordinated debentures and note payable approximates their fair value since they were issued at a floating rate.

Accrued Interest Receivable and Payable - The carrying value of these instruments is a reasonable estimate of fair value.

Off-Balance Sheet Financial Instruments - Fair values of off-balance sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing.

FIRST RELIANCE BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements

Note 10 – Fair Value Measurements – (continued)

The carrying values and estimated fair values of the Company’s financial instruments were as follows:

	June 30,		December 31,
	2010		2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash and due from banks	$2,196,978	$2,196,978	$2,942,295	$2,942,295
Interest-bearing deposits with other banks	30,637,573	30,637,573	50,356,191	50,356,191
Time deposits in other banks	503,644	503,644	502,089	502,089
Securities available-for-sale	122,201,795	122,201,795	121,948,744	121,948,744
Nonmarketable equity securities	4,812,100	4,812,100	4,812,100	4,812,100
Loans, including loans held for sale	375,923,563	374,857,000	411,728,010	410,265,000
Accrued interest receivable	2,537,500	2,537,500	2,661,030	2,661,030

Financial Liabilities:
Demand deposit, interest-bearing
transaction, and savings accounts	$188,829,858	$188,829,858	$195,636,648	$195,636,648
Certificates of deposit	314,091,424	318,643,000	357,126,331	352,318,000
Securities sold under agreements
to repurchase	545,647	545,647	598,342	598,342
Advances from Federal Home Loan Bank	26,000,000	26,334,000	34,000,000	33,992,000
Junior subordinated debentures	10,310,000	10,310,000	10,310,000	10,310,000
Accrued interest payable	592,527	592,527	680,880	680,880

	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Off-Balance Sheet Financial Instruments:
Commitments to extend credit	$37,679,207	$-	$39,873,440	$-
Standby letters of credit	2,102,497	-	2,583,466	-

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

The table below presents the balances of assets measured at fair value on a recurring basis as of June 30, 2010 and December 31, 2009, aggregated by the level in the fair value hierarchy within which those measurements fall.

FIRST RELIANCE BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements

Note 10 – Fair Value Measurements – (continued)

	Total	Level 1	Level 2	Level 3
June 30, 2010
Available for-sale-securities:
U.S. Government agencies	$2,785,686	$-	$2,785,686	$-
Mortgage-backed securities	58,504,100	-	58,504,100	-
Municipals	60,878,009	-	60,878,009	-
Other	34,000	-	34,000	-
	122,201,795	-	122,201,795	-
Mortgage loans held for sale (1)	579,266	-	579,266	-

	$122,781,061	$-	$122,781,061	$-

December 31, 2009
Available for-sale-securities:
U.S. Government agencies	$3,011,366	$-	$3,011,366	$-
Mortgage-backed securities	58,132,671	-	58,132,671	-
Municipals	60,737,192	-	60,737,192	-
Other	67,515	-	67,515	-
	121,948,744	-	121,948,744	-
Mortgage loans held for sale (1)	5,100,609	-	5,100,609	-
	$127,049,353	$-	$127,049,353	$-

(1)  Carried at the lower of cost or market.

There were no liabilities carried at fair value at June 30, 2010 and December 31, 2009 on a recurring basis.

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  The following table presents the assets and liabilities carried on the balance sheet by caption and by level within the valuation hierarchy (as described above) as of June 30, 2010 and 2009, for which a nonrecurring change in fair value has been recorded during the three months and the year ended June 30, 2010 and December 31, 2009, respectively.

June 30, 2010	Total	Level 1	Level 2	Level 3
Impaired loans receivable	$18,837,598	$-	$18,837,598	$-
Other real estate owned	12,268,366	-	12,268,366	-

Total assets at fair value	$31,105,964	$-	$31,105,964	$-

December 31, 2009
Impaired loans receivable	$44,937,157	$-	$44,937,157	$-
Other real estate owned	8,954,214	-	8,954,214	-

Total assets at fair value	$53,891,371	$-	$53,891,371	$-

The Company has no liabilities carried at fair value or measured at fair value on a nonrecurring basis at June 30, 2010 and December 31, 2009.

FIRST RELIANCE BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements

Note 11- Subsequent Events

In preparing these financial statements, subsequent events were evaluated through the time the financial statements were issued. Financial statements are considered issued when they are widely distributed to all shareholders and other financial statement users, or filed with the SEC.

Following an examination of the Bank by the FDIC during the first quarter of 2010, the Bank’s Board of Directors has agreed to enter into a Memorandum of Understanding (the “Memorandum”) with the FDIC and South Carolina Commissioner of Banks, the effective date of which will be late August 2010.  Among other things, the Memorandum provides for the Bank to (i) review and formulate objectives relative to liquidity and growth, including a reduction in reliance on volatile liabilities, (ii) formulate plans for the reduction and improvement in adversely classified assets, (iii) maintain a Tier 1 Leverage Capital Ratio of 8% and continue to be “well capitalized” for regulatory purposes, (iv) continue to maintain an adequate allowance for loan and lease losses, (v) not pay any dividend without the approval of the regulators, (vi) review officer performance and consider additional staffing needs, and (vii) provide progress reports and submit various other information to the regulators.

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

Overview

The following discussion describes our results of operation for the six months and quarter ended June 30, 2010 as compared to the six months and quarter ended June 30, 2009 and also analyzes our financial condition as of June 30, 2010 as compared to December 31, 2009.

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

Critical Accounting Policies

We have adopted various accounting policies, which govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements.  Our significant accounting policies are described in the notes to the consolidated financial statements at December 31, 2009 as filed on our annual report on Form 10-K.  Certain accounting policies involve significant judgments and assumptions by us, which have a material impact on the carrying value of certain assets and liabilities.  We consider these accounting policies to be critical accounting policies.  The judgments and assumptions we use are based on the historical experience and other factors, which we believe to be reasonable under the circumstances.  Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates which could have a major impact on our carrying values of assets and liabilities and our results of operations.

We believe the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in preparation of our consolidated financial statements.  Refer to the portion of this discussion that addresses our allowance for loan losses for description of our processes and methodology for determining our allowance for loan losses.

Regulatory Matters

Following an examination of the Bank by the FDIC during the first quarter of 2010, the Bank’s Board of Directors has agreed to enter into a Memorandum of Understanding (the “Memorandum”) with the FDIC and South Carolina Commissioner of Banks, the effective date of which will be late August 2010.  Among other things, the Memorandum provides for the Bank to (i) review and formulate objectives relative to liquidity and growth, including a reduction in reliance on volatile liabilities, (ii) formulate plans for the reduction and improvement in adversely classified assets, (iii) maintain a Tier 1 Leverage Capital Ratio of 8% and continue to be “well capitalized” for regulatory purposes, (iv) continue to maintain an adequate allowance for loan and lease losses, (v) not pay any dividend without the approval of the regulators, (vi) review officer performance and consider additional staffing needs, and (vii) provide progress reports and submit various other information to the regulators.

In response to the Memorandum, the Bank has already moved in good faith to take various actions designed to improve the Bank’s lending procedures and other conditions related to its operations.  Over the past six months, the Bank has formed a Loss Mitigation and Recovery Division staffed with experienced bankers who specifically handle non-performing and deteriorating assets, which are largely localized to coastal South Carolina.  The Bank has also moved, under the supervision of the Board’s Special Risk Committee, to strengthen the Bank’s already solid credit review process, aggressive risk review methodology, and conservative lending policies as part of a company-wide risk management assessment.

In addition to these efforts, during the second quarter of 2010, we completed a private offering of shares of our common stock and Series C Preferred Stock, with gross proceeds of roughly $3.82 million.  In addition, the Bank has moved to reduce its inventory of adversely classified assets during the first six months of 2010, and, in combination with the earlier capital raise, the Bank currently maintains a Tier 1 Leverage Ratio of 8.39%, a Tier 1 Risk Based Capital Ratio of 11.58%, and a Total Risk Based Capital Ratio of 12.83%, ratios which are in full compliance with the requirements of the Memorandum.  Further, the Bank has taken strong steps to maintain its strong liquidity position into the future.  Earlier in 2010, the Bank set a strategic goal of reducing wholesale funding by $30 million during 2010; during the first six months of 2010, the Bank had achieved a $20 million reduction in wholesale funding, and expects to achieve a further reduction of $10 million over the balance of the year.

We believe that the successful completion of these initiatives will result in full compliance with the Memorandum and position us well for short-term stability and long-term growth.

The Dodd-Frank Wall Street Reform and Consumer Protection Act.

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”) which, among other things, alters the oversight and supervision of financial institutions by federal and state regulators, introduces minimum capital requirements, creates a new federal agency to supervise consumer financial products and services, and implements changes to corporate governance and compensation practices. Although the Act is particularly focused on large bank holding companies with consolidated assets of $50 billion or more, it does contain a number of provisions that may affect us, including:

•
Minimum Leverage and Risk-Based Capital Requirements. Under the Act, the appropriate Federal banking agencies are required to establish minimum leverage and risk-based capital requirements on a consolidated basis for all insured depository institutions and bank holding companies, which can be no less than the currently applicable leverage and risk-based capital requirements for depository institutions.

•
Deposit Insurance Modifications. The Act modifies the FDIC’s assessment base upon which deposit insurance premiums are calculated. The new assessment base will equal our average total consolidated assets minus the sum of our average tangible equity during the assessment period. The Act also makes permanent the increase in maximum federal deposit insurance limits from $100,000 to $250,000.

•
Creation of New Consumer Protection Bureau. The Act creates a new Bureau of Consumer Financial Protection within the Federal Reserve with broad powers to supervise and enforce consumer protection laws. The Bureau of Consumer Financial Protection will have broad rule-making authority for a wide range of consumer protection laws that apply to all insured depository institutions. The Bureau of Consumer Financial Protection has examination and enforcement authority over all depository institutions with more than $10 billion in assets. Depository institutions with $10 billion or less in assets, such as the Bank, will be examined by their applicable bank regulators.

•
Executive Compensation and Corporate Governance Requirements. The Act includes provisions that may impact our corporate governance, including a grant of authority to the SEC to issue rules that allow shareholders to nominate directors by using the company’s proxy solicitation materials.  The Act further requires the SEC to adopt rules that prohibit the listing of any equity security of a company that does not have an independent compensation committee and require all exchange-traded companies to adopt clawback policies for incentive compensation paid to executive officers in the event of accounting restatements based on material non-compliance with financial reporting requirements.

Many provisions of the Act will require our regulators to adopt additional rules in order to implement the mandates included in the Act. In addition, the Act requires multiple studies which could result in additional legislative action. Governmental intervention and new regulations under these programs could materially and adversely affect our business, financial condition and results of operations.

Effect of Economic Trends

Economic conditions, competition and federal monetary and fiscal policies also affect financial institutions. Lending activities are also influenced by regional and local economic factors, such as housing supply and demand, competition among lenders, customer preferences and levels of personal income and savings in our primary market area.

Results of Operations

For the quarter ended June 30, 2010, we incurred a net loss available to common shareholders of $773,768 compared to a net loss available to common shareholders of $1,407,549 for the quarter ended June 30, 2009.  Basic and diluted loss per share was $0.20, compared to $0.40 reported in the prior year.

We realized a net loss available to common shareholders of $492,108 and $1,465,953 for the six months ended June 30, 2010 and 2009, respectively.  This resulted in basic and diluted loss per share of $0.13 for the six months ended June 30, 2010, compared to $0.41 for the same period of 2009.

Our operating results for the six months ended June 30, 2010 were favorably impacted by the stabilization of the credit quality of our loan portfolio, which resulted in a provision for loan losses of $2,065,899 and $1,879,810 for the six and three months ended June 30, 2010, respectively, compared to $4,855,822 and $3,555,442 for the same periods of 2009, respectively.  We believe this stabilization is attributed to the implementation of a loss mitigation and recovery division staffed with experienced bankers who specifically handle nonperforming and deteriorating assets.  Additionally, we have strengthened our credit review process by being proactive in making conservative lending decisions.

Income Statement Review

Net Interest Income

The largest component of our net income (loss) is net interest income, which is the difference between the income earned on assets and interest paid on deposits and on the borrowings used to support such assets.  Net interest income is determined by the yields earned on our interest-earning assets and the rates paid on interest-bearing liabilities, the relative amounts of interest-earning assets and interest-bearing liabilities, and the degree of mismatch and the maturity and repricing characteristics of our interest-earning assets and interest-bearing liabilities.  Total interest-earning assets yield less total interest-bearing liabilities rate represents our net interest rate spread.

Net interest income increased $146,006, or 3.76%, to $4,031,715 for the quarter ended June 30, 2010, from $3,885,709 for the comparable period in 2009.  Our net interest income for the six months ended June 30, 2010 and 2009 was $8,339,256 and $8,038,802, respectively.  This represents an increase of $300,454 or 3.74%.  We were able to improve our net interest income for both periods by lowering the cost of our interest-bearing liabilities, while improving the annualized yield on our average earning assets.  See “Rate/Volume Analysis” below for a more detailed discussion.

For the second quarter of 2010, average earning assets totaled $543,619,700 with an annualized average yield of 5.42% compared to $620,495,434 and 5.14%, respectively, for the second quarter of 2009.  Average interest-bearing liabilities totaled $506,075,351 with an annualized average cost of 2.45% for second quarter of 2010 compared to $561,243,480 and 2.80%, respectively, for the second quarter of 2009.

Average earning assets for the six months ended June 30, 2010 and 2009 were $554,734,315 and $604,254,596, respectively, with an annualized average yield of 5.48% and 5.30%, respectively.  Average interest-bearing liabilities totaled $516,850,505 and $549,105,744 with an annualized average cost of 2.45% and 2.79% for the six months ended June 30, 2010 and 2009, respectively.

Our net interest margin and net interest spread were 3.14% and 2.97%, respectively, for the second quarter of 2010 compared to 2.61% and 2.34%, respectively, for the second quarter of 2009.  For the six months ended June 30, 2010, our net interest margin and net interest spread were 3.19% and 3.03%, respectively compared to 2.77% and 2.51%, respectively for the comparable period of 2009.

Because loans often provide a higher yield than other types of earning assets, one of our goals is to maintain our loan portfolio as the largest component of total earning assets.  Loans comprised 70.93% and 70.61% of average earning assets for the six months and three months ended June 30, 2010, respectively compared to 80.03% and 77.26%, respectively for the comparable period of 2009.  Loan interest income for the six and three months ended June 30, 2010 was $12,066,213 and $5,853,126, respectively compared to $13,838,054 and $6,870,317 for the comparable periods of 2009.  The annualized average yield on loans was 6.18% and 6.12%, respectively for the six and three months ended June 30, 2010 compared to 5.77% and 5.75%, respectively for the comparable 2009 periods.  Compared to the six and three months ended June 30,2009, the average balances of our loans decreased by $90,103,724, or 18.63%, and $95,502,231, or 19.92%, for the six and three months ended June 30, 2010.  Our loan income for the 2010 reporting periods was significantly impacted by the current downturn in our local real estate market, the significant increase in charged off loans, and the average volume of nonperforming loans.  The decrease in the average volume of loans also had a significant impact on our net interest income.  The economic downturn in our markets caused the volume of new loan customers to decrease, so we began shifting our asset mix toward securities during the second quarter of 2009.

The following table sets forth, for the period indicated, certain information related to our average balance sheet and our average yields on assets and average costs of liabilities.  Such yields are derived by dividing income or expense by the average balance of the corresponding assets or liabilities.  Average balances have been derived from the daily balances throughout the periods indicated.

	Average Balances, Income and Expenses, and Rates
Three Months Ended June 30,	2010			2009			2008
(Dollars in thousands)(1)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield / Rate
Assets
Earning assets:
Loans (2)	$383,866	$5,853	6.12%	$479,368	$6,870	5.75%	$489,482	$8,561	7.03%
Securities, taxable	60,929	583	3.84	41,464	472	4.56	26,064	330	5.09
Securities, nontaxable (3)	60,841	876	5.78	37,326	579	6.23	31,139	439	5.67
Federal funds sold	-	-	-	800	-	0.18	2,889	10	1.38
Other earning assets	37,984	27	0.28	61,537	28	0.18	4,372	62	5.77
Total earning assets	543,620	7,339	5.42	620,495	7,949	5.14	553,946	9,402	6.83

Non earning assets	59,094			40,293			41,541

Total assets	$602,714			$660,788			$595,487
Liabilities and Shareholders' Equity
Interest-bearing deposits:
Transaction accounts	$37,260	$45	0.48%	$37,750	$54	0.57%	$27,388	$36	0.53%
Savings and money
market accounts	106,910	343	1.29	97,473	481	1.98	87,611	470	2.16
Time deposits	324,730	2,305	2.85	349,665	2,659	3.05	294,230	2,993	4.09
Total interest-bearing deposits	468,900	2,693	2.30	484,888	3,194	2.64	409,229	3,499	3.44
Other interest-bearing liabilities:
Securities sold under agreement
to repurchase	788	-	0.00	1,260	-	-	7,997	32	1.58
Federal funds purchased	-	-	0.00	-	-	-	4,515	55	4.91
Federal Home Loan
Bank borrowing	26,077	238	3.66	64,785	568	3.52	73,445	693	3.80
Junior subordinated debentures	10,310	154	6.01	10,310	154	6.01	10,310	154	6.01
Note payable	-	-	-	-	-	-	3,000	31	4.14
Total other interest-bearing
liabilities	37,175	392	4.23	76,355	722	3.79	99,267	965	3.91
Total interest-bearing liabilities	506,075	3,085	2.45	561,243	3,916	2.80	508,496	4,464	3.53
Noninterest-bearing deposits	44,076			44,433			44,905
Other liabilities	5,154			2,580			3,696
Shareholders' equity	47,409			52,532			38,390

Total liabilities and equity	$602,714			$660,788			$595,487
Net interest income/interest spread		$4,254	2.97%		$4,033	2.34%		$4,938	3.30%
Net yield on earning assets			3.14%			2.61%			3.59%

(1)	Prior year percentages based on actual dollar amounts

(2)	Includes mortgage loans held for sale and nonaccruing loans

(3)	Fully tax-equivalent basis at 34% tax rate for nontaxable securities

	Average Balances, Income and Expenses, and Rates
Six Months Ended June 30,	2010			2009			2008
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield /
(Dollars in thousands)(1)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Earning assets:
Loans (2)	$393,496	$12,066	6.18%	$483,600	$13,838	5.77%	$487,755	$17,660	7.28%
Securities, taxable	61,031	1,193	3.94	44,006	1,003	4.60	26,639	676	5.10
Securities, nontaxable(3)	60,685	1,751	5.82	33,219	999	6.07	31,046	878	5.69
Federal funds sold	-	-	-	1,033	1	0.26	1,787	12	1.33
Other earning assets	39,522	56	0.28	42,397	37	0.17	4,253	114	5.39
Total earning assets	554,734	15,066	5.48	604,255	15,878	5.30	551,480	19,340	7.05
Non earning assets	56,346			39,472			40,734
Total assets	$611,080			$643,727			$592,214
Liabilities and Shareholders' Equity
Interest-bearing deposits:
Transaction accounts	$39,295	$88	0.45%	$35,929	$103	0.58%	$29,458	$95	0.65%
Savings and money
market accounts	104,040	680	1.32	98,329	851	1.74	88,620	1,103	2.50
Time deposits	335,501	4,733	2.85	324,662	5,055	3.14	287,447	6,240	4.37
Total interest-bearing deposits	478,836	5,501	2.32	458,920	6,009	2.64	405,525	7,438	3.69

Other interest-bearing liabilities:
Securities sold under agreement
to repurchase	779	-	-	3,472	1	0.07	7,998	79	1.99
Federal funds purchased	1	-	-	41	-	0.82	6,734	113	3.37
Federal Home Loan
Bank borrowing	26,924	474	3.55	73,368	1,234	3.39	73,119	1,314	3.61
Junior subordinated debentures	10,310	307	6.01	10,310	307	6.00	10,310	309	6.03
Note payable	-	-	-	2,995	35	2.35	3,000	69	4.62
Total other interest-bearing
liabilities	38,014	781	4.14	90,186	1,577	3.53	101,161	1,884	3.75

Total interest-bearing liabilities	516,850	6,282	2.45	549,106	7,586	2.79	506,686	9,322	3.70

Noninterest-bearing deposits	43,724			45,996			44,285
Other liabilities	3,983			2,373			3,226
Shareholders' equity	46,523			46,252			38,017

Total liabilities and equity	$611,080			$643,727			$592,214

Net interest income/interest spread		8,784	3.03%		$8,292	2.51%		$10,018	3.35%
Net yield on earning assets			3.19%			2.77%			3.65%

(1)	Prior year percentages based on actual dollar amounts
(2)	Includes mortgage loans held for sale and nonaccruing loans
(3)	Fully tax-equivalent basis at 34% tax rate for nontaxable securities

Net interest income can be analyzed in terms of the impact of changing interest rates and changing volume.  The following tables set forth the effect which the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the periods presented.

Three Months Ended June 30,	2010 Compared to 2009			2009 Compared to 2008
	Due to increase (decrease) in			Due to increase (decrease) in
(Dollars in thousands)	Volume	Rate	Total	Volume	Rate	Total

Interest income:
Loans	$(1,438)	$420	$(1,018)	$(173)	$(1,518)	$(1,691)
Securities, taxable	195	(83)	112	179	(37)	142
Securities, tax exempt	342	(45)	297	94	46	140
Federal funds sold	-	-	-	(4)	(5)	(9)
Other earning assets	(13)	12	(1)	20	(56)	(36)
Total interest income	(914)	304	(610)	116	(1,570)	(1,454)
Interest expense:
Interest-bearing deposits
Interest-bearing transaction accounts	(1)	(8)	(9)	14	3	17
Savings and money market accounts	43	(181)	(138)	52	(41)	11
Time deposits	(184)	(170)	(354)	507	(841)	(334)
Total interest-bearing deposits	(142)	(359)	(501)	573	(879)	(306)
Other interest-bearing liabilities
Securities sold under agreement
to repurchase	-	-	-	(14)	(17)	(31)
Federal funds purchased	-	-	-	(28)	(28)	(56)
Federal Home Loan Bank borrowings	(352)	22	(330)	(77)	(48)	(125)
Junior subordinated debentures	-	-	-	-	-	-
Note payable	-	-	-	(15)	(15)	(30)
Total other interest-bearing liabilities	(352)	22	(330)	(134)	(108)	(242)

Total interest expense	(494)	(337)	(831)	439	(987)	(548)

Net interest income	$(420)	$641	$221	$(323)	$(583)	$(906)

Six Months Ended June 30,	2010 Compared to 2009			2009 Compared to 2008
	Due to increase (decrease) in			Due to increase (decrease) in
(Dollars in thousands)	Volume	Rate	Total	Volume	Rate	Total

Interest income:
Loans	$(2,706)	$934	$(1,772)	$(3,672)	$(151)	$(3,823)
Securities, taxable	348	(158)	190	(72)	399	327
Securities, tax exempt	795	(43)	752	59	62	121
Federal funds sold	(1)	-	(1)	(7)	(3)	(10)
Other earning assets	(2)	21	19	(115)	38	(77)
Total interest income	(1,566)	754	(812)	(3,807)	345	(3,462)
Interest expense:
Interest-bearing deposits
Interest-bearing transaction accounts	9	(24)	(15)	(11)	19	8
Savings and money market accounts	46	(217)	(171)	(362)	110	(252)
Time deposits	163	(485)	(322)	(1,917)	732	(1,185)
Total interest-bearing deposits	218	(726)	(508)	(2,290)	861	(1,429)
Other interest-bearing liabilities
Securities sold under agreement
to repurchase	(1)	(1)	(2)	(49)	(29)	(78)
Federal funds purchased	-	-	-	(49)	(64)	(113)
Federal Home Loan Bank borrowings	(816)	56	(760)	(84)	4	(80)
Junior subordinated debentures	-	-	-	(2)	-	(2)
Note payable	(17)	(17)	(34)	(34)	-	(34)
Total other interest-bearing liabilities	(834)	38	(796)	(218)	(89)	(307)

Total interest expense	(616)	(688)	(1,304)	(2,508)	772	(1,736)

Net interest income	$(950)	$1,442	$(492)	$(1,299)	$(427)	$(1,726)

Provision and Allowance for Loan Losses

We have developed policies and procedures for evaluating the overall quality of our credit portfolio and the timely identification of potential problem credits.  On a quarterly basis, our Board of Directors reviews and approves the appropriate level for the allowance for loan losses based upon management’s recommendations, the results of our internal monitoring and reporting system, and an analysis of economic conditions in our market.  The objective of management has been to fund the allowance for loan losses at a level greater than or equal to our internal risk measurement system for loan risk.

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

The allowance represents an amount which management believes will be adequate to absorb inherent losses on existing loans that may become uncollectible.  Our judgment as to the adequacy of the allowance for loan losses is based on a number of assumptions about future events, which we believe to be reasonable, but which may or may not prove to be accurate. Our determination of the allowance for loan losses is based on regular evaluations of the collectability of loans, including consideration of factors such as the balance of impaired loans, the quality, mix, and size of our overall loan portfolio, economic conditions that may affect the borrower’s ability to repay, the amount and quality of collateral securing the loans, our historical loan loss experience, and a review of specific problem loans. We also consider subjective issues such as changes in the lending policies and procedures, changes in the local and national economy, changes in volume or type of credits, changes in the volume or severity of problem loans, quality of loan review and board of director oversight, concentrations of credit, and peer group comparisons.

More specifically, in determining our allowance for loan loss, we regularly review loans for specific and impaired reserves based on the appropriate impairment assessment methodology. Pooled reserves are determined using historical loss trends measured over an eight quarter rolling average applied to risk rated loans grouped by Federal Financial Examination Council (“FFIEC”) call code and segmented by impairment status. The pooled reserves are calculated by applying the appropriate historical loss ratio to the loan categories. Impaired loans greater than a minimum threshold established by management are excluded from this analysis. The sum of all such amounts determines our pooled reserves.

We track our portfolio and analyze loans grouped by FFIEC call code categories. The first step in this process is to risk grade each and every loan in the portfolio based on one common set of parameters. These parameters include items like debt-to-worth ratio, liquidity of the borrower, net worth, experience in a particular field and other factors such as underwriting exceptions. Weight is also given to the relative strength of any guarantors on the loan.

After risk grading each loan, we then segment the portfolio by FFIEC call code groupings, separating out substandard or impaired loans.  The remaining loans are grouped into “performing loan pools.”  The loss history for each performing loan pool is measured over an eight quarter rolling average to create a loss factor.  The loss factor is then applied to the pool balance and the reserve per pool calculated.  Loans deemed to be substandard but not impaired are segregated and a loss factor is applied to this pool as well.  Finally, impaired loans are segmented based upon size; smaller impaired loans are pooled and a loss factor applied, while larger impaired loans are assessed individually using the appropriate impairment measuring methodology.  Finally, five qualitative factors are utilized to assess economic and other trends not currently reflected in the loss history. These factors include concentration of credit across the portfolio, the experience level of management and staff, effects of changes in risk selection and underwriting practice, industry conditions and the current economic and business environment.  A quantitative value is assigned to each of the five factors, which is then applied to the performing loan pools. Negative trends in the loan portfolio increase the quantitative values assigned to each of the qualitative factors and, therefore, increase the reserve.  For example, as general economic and business conditions decline, this qualitative factor’s quantitative value will increase, which will increase reserve requirement for this factor.  Similarly, positive trends in the loan portfolio, such as improvement in general economic and business conditions, will decrease the quantitative value assigned to this qualitative factor, thereby decreasing the reserve requirement for this factor.  These factors are reviewed and updated by our risk management committee on a regular basis to arrive at a consensus for our qualitative adjustments.

Periodically, we adjust the amount of the allowance based on changing circumstances. We recognize loan losses to the allowance and add subsequent recoveries back to the allowance for loan losses. In addition, on a quarterly basis we informally compare our allowance for loan losses to various peer institutions; however, we recognize that allowances will vary as financial institutions are unique in the make-up of their loan portfolios and customers, which necessarily creates different risk profiles for the institutions. We would only consider further adjustments to our allowance for loan losses based on this peer review if our allowance was significantly different from our peer group. To date, we have not made any such adjustment. There can be no assurance that charge-offs of loans in future periods will not exceed the allowance for loan losses as estimated at any point in time or that provisions for loan losses will not be significant to a particular accounting period, especially considering the overall weakness in the economic environment in our market areas.

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

As of June 30, 2010 and 2009, the allowance for loan losses was $7,048,764 and $7,541,049 respectively, a decrease of $492,285, or 6.53%, from the 2009 allowance.  As a percentage of total loans, the allowance for loan losses was 1.88% and 1.68% at June 30, 2010 and 2009, respectively.  The decrease in the allowance for loan losses was driven by the significant reduction of our loan portfolio, while we continue to charge off loan losses once they are identified.  At June 30, 2010 compared to June 30, 2009, our loan portfolio was $72,508,861 or 16.19% lower.  See “Loans” below for additional information regarding our asset quality and loan portfolio.

For the second quarter of 2010 and 2009, the provision for loan losses was $1,879,810 and $3,555,442, respectively, a decrease of $1,675,632.  The provision for loan losses was $2,065,899 and $4,855,822 for the six months ended June 30, 2010 and 2009, respectively.  This represents a decrease of $2,789,923.  The decrease in the provision for loan losses for both periods is primarily attributable to the stabilization of the credit quality of our loan portfolio during the second quarter of 2010 and to the reduction in the volume of our loans outstanding.

We believe the allowance for loan losses at June 30, 2010, is adequate to meet potential loan losses inherent in the loan portfolio, and, as described earlier, maintain the flexibly to adjust the allowance should our local economy and loan portfolio either improve or decline over the balance of 2010.

Noninterest Income

The following table sets forth information related to our noninterest income.

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Service charges on deposit accounts	$443,469	$474,486	$911,690	$935,094
Gain on sale of mortgage loans	170,421	554,038	380,463	1,214,537
Gain on sale of securities available-for-sale	-	1,029,459	1,602	1,029,459
Gain (loss) on sale of other real estate owned	240,560	-	482,681	(15,892)
Other income	344,922	255,734	707,342	843,636
Total noninterest income	$1,199,372	$2,313,717	$2,483,778	$4,006,834

Noninterest income decreased $1,114,345, or 48.16%, to $1,199,372 for the second quarter of 2010 from $2,313,717 for the second quarter of 2009.  For the six months ended June 30, 2010, noninterest income decreased $1,523,056, or 38.01% to $2,483,778 from $4,006,834 for the comparable 2009 period.  The decrease in both periods is largely attributable to the gain on sale of securities available-for-sale that were sold during the second quarter of 2009 in accordance with our strategy to reposition the investment portfolio in order to maximize the yield on our investment securities.  Additionally, the decrease in both periods was negatively impacted by the decline in the gain on the sale of mortgage loans, which decrease due to the weak demand for mortgage loans and the bottoming out of residential mortgages being refinanced because of low interest rates

Noninterest Expense

Total noninterest expense for the three months ended June 30, 2010, was $4,488,833, a decrease of $265,090, or 5.58% from the three months ended June 30, 2009.  For the six months ended June 30, 2010 and 2009, noninterest expense totaled $9,430,789 and $9,478,802, respectively, a decrease of $48,013, or 0.51%.

For the three months ended June 30, 2010, compared to the quarter ended June 30, 2009, salaries and employee benefits decreased $328,015, or 12.64%, while all other major categories of noninterest expense increased $62,925, or 2.92%.  For the six months ended June 30, 2010, compared to the six months ended June 30, 2009, salaries and employee benefits decreased $659,098, or 12.38%, while all other major categories of noninterest expense increased $611,085, or 14.70%.  This increase is largely attributable to the increase in the expenses relating to our foreclosed properties, which were $635,896 higher for the first six months of 2010 compared to the first six months of 2009.

Our income tax provision for the three and six months ended June 30, 2010, consists of a tax benefit of $658,403 and $724,635, respectively, compared to $955,325 and $1,148,239, respectively for the comparable 2009 periods.  The decrease in the tax benefit for both periods is attributable to the reduction of the net operating loss incurred before our income tax provision and the significant increase in our nontaxable investment income.

Balance Sheet Review
General
At June 30, 2010, we had total assets of $592.8 million, consisting principally of $375.3 million in loans, $127.0 million in investments, and $32.8 million in cash and due from banks.  Our liabilities at June 30, 2010 totaled $542.6 million, which consisted principally of $502.9 million in deposits, $26.0 million in FHLB advances, and $10.9 million in other borrowings.  At June 30, 2010, our shareholders’ equity was $50.3 million.

At December 31, 2009, we had total assets of $645.5 million, consisting principally of $406.6 million in loans, $126.7 million in investments, and $53.3 million in cash and due from banks.  Our liabilities at December 31, 2009 totaled $600.2 million, consisting principally of $552.7 million in deposits, $34.0 million in FHLB advances, and $10.9 million in other borrowings.  At December 31, 2009, our shareholders' equity was $45.2 million.

Investments Securities

The investment securities portfolio, which is also a component of our total earning assets, consists of securities available-for-sale and nonmarketable equity securities.

At June 30, 2010 and December 31, 2009, we had investment securities totaling $127,013,895 and $126,760,844, respectively, which represented 21.42% and 19.63% of our total assets, respectively.

Nonmarketable equity securities consist of Federal Home Loan Bank stock, which is recorded at its original cost of $4,812,100 at June 30, 2010 and December 31, 2009

The amortized costs and the fair value of our securities available-for-sale at June 30, 2010 and December 31, 2009 are shown in the following table.

	June 30, 2010		December 31,2009
	Amortized		Amortized
	Cost	Estimated	Cost	Estimated
	(Book Value)	Fair Value	(Book Value)	Fair Value
Government sponsored enterprises	2,733,345	2,785,686	3,021,782	3,011,366
Mortgage-backed securities	57,330,574	58,504,100	59,324,978	58,132,671
Municipal securities	61,032,177	60,878,009	61,300,256	60,737,192
Other	200,000	34,000	218,750	67,515
	$121,296,096	$122,201,795	$123,865,766	$121,948,744

At June 30, 2010, securities classified as available-for-sale are recorded at fair market value.  Approximately 52.48% of the unrealized losses, or nine individual securities, consisted of securities in a continuous loss position for twelve months or more.  We believe that the deterioration in value is attributable to changes in market interest rates and not in credit quality and thus, we consider these losses temporary.  We do not intend to sell these securities and it is more likely than not that we will not be required to sell these securities before recovery of their amortized costs.  We evaluate investment securities in a loss position based on length of impairment, severity of impairment and other factors.

An impairment loss of $18,750 was recognized during the second quarter of 2010.  We determined that our investment in Beach First National Bancshares, Inc, was worthless, since practically all of the assets of Beach First National were taken into receivership by the Federal Deposit Insurance Corporation.

Securities Available-for-sale Maturity Distribution and Yields

Contractual maturities and yields on our available for sale securities at June 30, 2010 are shown in the following table.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	After One But		After Five But
June 30, 2010	Within Five Years		Within Ten Years		After Ten Years		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. government agencies
and corporations	$6	6.32%	$2,779	4.22%	$-	-%	$2,785	4.23%
Municipals (1)	4,445	6.15	25,485	6.54	30,948	6.69	60,878	6.59
Total securities (2)	$4,451	6.15%	$28,264	6.32%	$30,948	6.69%	$63,663	6.50%

(1)	Yields are based on a tax equivalent basis of 34%.

(2)	Excludes mortgage-backed securities totaling $58,504,100 with a yield of 4.276% and other equity securities totaling $34,000.

Loans

Loans, including loans held for sale, are the largest category of earning assets and typically provide higher yields than the other types of earning assets.  Associated with the higher loan yields are the inherent credit and liquidity risks which management attempts to control and counterbalance.  For the six months ended June 30, 2010 and 2009, average loans, including mortgage loans held for sale, were $393,496,225 and $483,599,949, respectively, a decrease of $90,103,724, or 18.63%.  At June 30, 2010, total loans were $375,923,563 compared to $411,728,010 at December 31, 2009, a decrease of $35,804,447, or 8.69%.  Excluding loans held for sale, loans were $375,344,297 at June 30, 2010, compared to $406,627,401 at December 31, 2009, a decrease of $31,283,104, or 7.69%. This decrease is the result of the economic downturn in our markets that caused the volume of new loan customers to decrease.

The following table sets forth the composition of the loan portfolio, excluding loans held for sale, by category at the dates indicated and highlights the Company’s general emphasis on all types of lending.

The following table summarizes the composition of our loan portfolio at June 30, 2010 and December 31, 2009.

	June 30,	% of	December 31,	% of
	2010	Total	2009	Total
Mortgage loans on real estate
Residential 1-4 family	$55,101,455	14.68%	$57,539,371	14.15%
Multifamily	10,376,657	2.77	9,962,625	2.45
Commercial	158,010,250	42.10	169,933,348	41.79
Construction	66,816,984	17.80	77,566,504	19.08
Second mortgages	4,328,026	1.15	4,746,686	1.17
Equity lines of credit	29,609,681	7.89	31,596,471	7.77
Total mortgage loans	324,243,053	86.39	351,345,005	86.41
Commercial and industrial	43,820,664	11.67	45,887,237	11.28
Consumer	6,571,205	1.75	7,942,668	1.95
Other, net	709,375	0.19	1,452,491	0.36
Total loans	$375,344,297	100.00%	$406,627,401	100.00%

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

The largest component of our loan portfolio is real estate mortgage loans.  At June 30, 2010, real estate mortgage loans totaled $257,426,069 and represented 68.58% of the total loan portfolio, compared to $273,778,501, or 67.33%, at December 31, 2009.

Residential mortgage loans totaled $99,415,820 at June 30, 2010, and represented 26.49% of the total loan portfolio, compared to $103,845,153 and 25.54%, respectively, at December 31, 2009.  Residential real estate loans consist of first and second mortgages on single or multi-family residential dwellings.  Nonresidential mortgage loans, which include commercial loans and other loans secured by multi-family properties and farmland, totaled $158,010,250 at June 30, 2010, compared to $169,933,348 at December 31, 2009.  This represents a decrease of $11,923,698, or 7.01%, from the December 31, 2009 balance.  Real estate construction loans were $66,816,984 and $77,566,504 at June 30, 2010 and December 31, 2009, respectively, and represented 17.80% and 19.08% of the total loan portfolio, respectively.  Currently, the demand for all types of real estate mortgage loans in our market area is very weak.

Commercial and industrial loans decreased $2,066,573, or 4.50%, to $43,820,664 at June 30, 2010, from $45,887,237 at December 31, 2009.  The decrease is mainly due to the economic downturn in our markets that caused the demand for these types of loans to decrease.

Our loan portfolio is also comprised of consumer loans.  Consumer loans decreased $1,371,463, or 17.27%, to $6,571,205 at June 30, 2010, from $7,942,668 at December 31, 2009.

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

The following table summarizes the loan maturity distribution by type and related interest rate characteristics at June 30, 2010.

Loan Maturity Schedule and Sensitivity to Changes in Interest Rates

June 30, 2010 (Dollars in thousands)	One Year or Less	Over One Year Through Five Years	Over Five Years	Total
Commercial and industrial	$152	$40,006	$3,663	$43,821
Real estate	12,050	247,573	64,620	324,243
Consumer and other	679	5,117	1,484	7,280
	$12,881	$292,696	$69,767	$375,344
Loans maturing after one year with:
Fixed interest rates				$183,320
Floating interest rates				178,332
				$361,652

Activity in the Allowance for Loan Losses

The following table summarizes the activity related to our allowance for loan losses for the six months ended June 30, 2010 and 2009.

	June 30,
	2010	2009
Balance, January 1	$9,800,746	$8,223,899
Provision for loan losses for the period	2,065,899	4,855,822
Net loans (charged-off) recovered for the period	(4,817,881)	(5,538,672)
Balance, end of period	$7,048,764	$7,541,049
Total loans outstanding, end of period	$375,344,297	$447,853,158
Allowance for loan losses to loans outstanding	1.88%	1.68%

Risk Elements in the Loan Portfolio

Nonperforming Assets - At June 30, 2010 and 2009, loans totaling $19,501,320 and $26,393,371, respectively, were in nonaccrual status, total loans of $2,260,431 and $1,419,207, respectively, were 90 days or more overdue and still accruing interest.

The following table shows the nonperforming assets, percentages of net charge-offs, and the related percentage of allowance for loan losses for the three months ended June 30, 2010 and 2009.

(Dollars in thousands)	2010	2009
Loans over 90 days past due and still accruing	$2,260	$1,419
Loans on nonaccrual:
Real Estate Construction	13,587	18,541
Real Estate Mortgage	4,917	7,286
Commercial	988	494
Consumer	9	72
Total nonaccrual loans	19,501	26,393
Total of nonperforming loans	21,761	27,812
Other nonperforming assets	12,268	3,901
Total nonperforming assets	$34,029	$31,713

Percentage of nonperforming assets to total assets	5.74%	4.56%
Percentage of nonperforming loans to total loans	5.80%	6.21%
Allowance for loan losses as a percentage of non-performing loans	32.39%	27.11%

Generally, loans are placed on nonaccrual status if principal or interest payments become 90 days past due and/or we deem the collectability of the principal and/or interest to be doubtful.  Once a loan is placed in nonaccrual status, all previously accrued and uncollected interest is reversed against interest income.  Interest income on nonaccrual loans is recognized on a cash basis when the ultimate collectability is no longer considered doubtful.  Loans are returned to accrual status when the principal and interest amounts contractually due are brought current and future payments are reasonably assured.  All nonaccruing loans at June 30, 2010 and 2009 were included in our classification of impaired loans at those dates.

Impaired loans – We consider all loans in nonaccrual status to be impaired.  At June 30, 2010, we had impaired loans totaling $19,501,320, as compared to $49,263,581 at June 30, 2009.  The significant reduction in impaired loans is due mainly to the removal of approximately $30,000,000 of loans from the impaired loan classification.  Historically, we considered all loans identified as “substandard” assets to be “impaired” assets.  A regulatory external audit identified the need to separate these categories per the actual regulatory definition for each classification.  A bank asset may meet the definition of “substandard” while not also meeting the definition of “impaired.”  However, all assets meeting the definition of “impaired” are automatically “substandard.”  Accordingly, we evaluated those loans identified as substandard and separated “substandard” assets from “substandard and impaired” assets.  The evaluation revealed that approximately $30 million of assets considered substandard did not meet the requirements to be considered impaired.  Additionally, during the first six months of 2010 we charged off approximately $4,800,000 in impaired loans.  Included in the impaired loans at June 30, 2010, were 12 borrowers that accounted for approximately 72.23% of the total amount of the impaired loans at that date.  These loans were primarily commercial real estate loans isolated to the coastal regions of South Carolina.  Impaired loans, as a percentage of total loans, were 5.20% at June 30, 2010.

During the first six months of 2010, the average investment in impaired loans was $23,241,454 as compared to $41,066,599 for the first six months of 2009.  Impaired loans with a specific allocation of the allowance for loan losses totaled $13,041,855 and $25,970,639 at June 30, 2010 and 2009, respectively.  The amount of the specific allocation at June 30, 2010 and 2009 was $663,722 and $4,880,786, respectively.

The recent downturn in the real estate market has resulted in an increase in loan delinquencies, defaults and foreclosures; however, we believe these trends are stabilizing.  In some cases, this downturn has resulted in a significant impairment to the value of our collateral and ability to sell the collateral upon foreclosure at its appraised value. However, there is a risk that downward trends could continue at a higher pace.  If real estate values further decline, it is also more likely that we would be required to increase our allowance for loan losses.

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

Deposits and Other Interest-Bearing Liabilities

Average interest-bearing liabilities decreased $32,255,239, or 5.87%, to $516,850,505 for the six months ended June 30, 2010, from $549,105,744 for the six months ended June 30, 2009.

Deposits

For the six months ended June 30, 2010 and 2009, average total deposits were $522,559,992 and $504,915,663, respectively, which is an increase of $17,644,329 or 3.49%.  At June 30, 2010 and December 31, 2009, total deposits were $502,921,282 and $552,762,979, respectively, a decrease of $49,841,697 or 9.02%.

Average interest-bearing deposits increased $19,916,284, or 4.34%, to $478,836,380 for the six months ended June 30, 2010, from $458,920,096 for the six months ended June 30, 2009.

The average balance of non-interest bearing deposits decreased $2,271,956, or 4.94%, to $43,723,611 for the six months ended June 30, 2010, from $45,995,567 for the six months ended June 30, 2009.

The following table shows the average balance amounts and the average rates paid on deposits held by us for the six months ended June 30, 2010 and 2009.

	2010		2009
	Average	Average	Average	Average
	Amount	Rate	Amount	Rate
Noninterest bearing demand deposits	$43,723,611	0.00%	$45,995,567	0.00%
Interest bearing demand deposits	39,295,697	0.45	35,928,629	0.58
Savings accounts	104,039,903	1.32	98,328,994	1.74
Time deposits	335,500,781	2.85	324,662,473	3.14
	$522,559,992	2.12%	$504,915,663	2.40%

Core deposits, which exclude time deposits of $100,000 or more, provide a relatively stable funding source for our loan portfolio and other earning assets.  Our core deposits were $319,793,079 and $357,416,788 at June 30, 2010 and December 31, 2009, respectively.  This equates to a decrease in core deposits of $37,623,709, or 10.53%.  As our loan demand declined, we correspondently lowered our rates for time deposits, especially those under $100,000.  This is the primary reason why our time deposits under $100,000 declined by $30,816,919 from December 31, 2009 to June 30, 2010 and is the primary reason for the decline in our total core deposits.

Included in time deposits $100,000 and over, at June 30, 2010 and December 31, 2009 are brokered time deposits of $111,929,000 and $124,468,000, respectively.  In accordance with our asset/liability management strategy, we do not intend to renew or replace the outstanding brokered deposits at June 30, 2010, when they mature.  In comparing June 30, 2010 with June 30, 2009, we have reduced our brokered time deposits by $45,571,000.

Deposits, and particularly core deposits, have been our primary source of funding and have enabled us to meet successfully both our short-term and long-term liquidity needs.  We anticipate that such deposits will continue to be our primary source of funding in the future.  Our loan-to-deposit ratio was 74.63% on June 30, 2010, and 73.56% at December 31, 2009.

All of our time deposits are certificates of deposits.  The maturity distribution of our time deposits of $100,000 or more at June 30, 2010 was as follows:

June 30,
2010
Three months or less	$28,172,728
Over three through twelve months	55,765,725
Over one year through three years	62,720,580
Over three years	36,469,170
Total	$183,128,203

Borrowings

The following table outlines our various sources of borrowed funds during the three months ended June 30, 2010 and the year ended December 31, 2009, the amounts outstanding at the end of each period, at the maximum point for each component during the periods and on average for each period, and the average interest rate that we paid for each borrowing source.  The maximum month-end balance represents the high indebtedness for each component of borrowed funds at any time during each of the periods shown.

	Maximum
	Outstanding	Weighted
(Dollars in thousands)	at any	Average	Average		Ending	Period
	Month End	Balance	Interest Rate		Balance	End Rate
At or for the six months
ended June 30, 2010
Securities sold under
agreement to repurchase	$934	$779	0.25	% $	546	0.25%
Advances from Federal
Home Loan Bank	27,010	26,924	3.55		26,000	3.74
Federal funds purchased	1	1	0.91		-	-
Junior subordinated debentures	10,310	10,310	6.01		10,310	5.93

At or for the year ended
December 31, 2009
Securities sold under
agreement to repurchase	$7,664	$2,262	0.05	% $	598	0.25%
Advances from Federal
Home Loan Bank	93,500	59,800	3.57		34,000	3.17
Federal funds purchased	11,482	21	0.82		-	-
Note payable	6,950	1,485	2.01		-	-
Junior subordinated debentures	10,310	10,310	5.95		10,310	5.93

Capital Resources

Total shareholders' equity at June 30, 2010 and December 31, 2009 was $50,285,115 and $45,223,827, respectively.  The $5,061,288 increase during the first six months of 2010 resulted primarily from the increase in accumulated other comprehensive income of $1,869,080, issuance of $2,293,000 of Series C Preferred Stock, and issuance of $1,201,262 of common stock.

The following table shows the return on average assets (net income divided by average total assets), return on average equity (net income divided by average equity), and equity to assets ratio (average equity divided by average total assets) for the three months ended June 30, 2010 and 2009.  Since our inception, we have not paid cash dividends on our common stock.

	June 30,	June 30,
	2010	2009
Return on average assets	0.02%	(0.36)%
Return on average equity	0.22%	(4.94)%
Average equity to average assets ratio	7.61%	7.23%

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum ratios of Tier 1 and total capital as a percentage of assets and off-balance-sheet exposures, adjusted for risk weights ranging from 0% to 100%.  Tier 1 capital of the Company consists of common shareholders’ equity, excluding the unrealized gain or loss on securities available-for-sale, minus certain intangible assets.  The Company’s Tier 2 capital consists of the allowance for loan losses subject to certain limitations.  Total capital for purposes of computing the capital ratios consists of the sum of Tier 1 and Tier 2 capital. The regulatory minimum requirements are 4% for Tier 1 capital and 8% for total risk-based capital; under the provisions of the Memorandum the Bank will be required to maintain a Tier 1 leverage ratio of 8% and a total risk-based capital ratio of 10%.

The Company and the Bank are also required to maintain capital at a minimum level based on quarterly average assets, which is known as the leverage ratio.  Only the strongest banks are allowed to maintain capital at the minimum requirement of 3%.  All others are subject to maintaining ratios 1% to 2% above the minimum.

The following table sets forth the holding company's and the bank's various capital ratios at June 30, 2010 and at December 31, 2009.  For all periods, the bank was considered "well capitalized" and the holding company met or exceeded its applicable regulatory capital requirements.

	June 30, 2010		December 31, 2009
	Holding		Holding
	Company	Bank	Company	Bank
Tier 1 capital (to risk-weighted assets)	14.31%	12.83%	12.78%	12.01%
Total capital (to risk-weighted assets)	13.05%	11.58%	11.52%	10.75%
Leverage or Tier 1 capital (to total average assets)	9.59%	8.39%	8.25%	7.69%

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

Off-Balance Sheet Risk
Through our operations, we have made contractual commitments to extend credit in the ordinary course of its business activities.  These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time.  At June 30, 2010 we had issued commitments to extend credit of $37.7 million and standby letters of credit of $2.1 million through various types of commercial lending arrangements. Approximately $31.47 million of these commitments to extend credit had variable rates.

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at June 30, 2010:

			After
		After One	Three
		Through	Through		Greater
	Within One	Three	Twelve	Within One	Than
	Month	Months	Months	Year	One Year	Total
(Dollars in thousands)
Unused commitments to
extend credit	$5,633	$206	$11,272	$17,111	$20,568	$37,679
Standby letters of credit	-	-	2,004	2,004	98	2,102

Totals	$5,633	$206	$13,276	$19,115	$20,666	$39,781

We evaluate each customer’s credit worthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on its credit evaluation of the borrower.  Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.

Market Risk

Market risk is the risk of loss from adverse changes in market prices and rates and principally arises from interest rate risk inherent in our lending, investing, deposit gathering, and borrowing activities.  Other types of market risks, such as foreign currency exchange rate risk and commodity price risk, do not generally arise in the normal course of our business.  Our finance committee monitors and considers methods of managing exposure to interest rate risk.  We have both an internal finance committee consisting of senior management that meets at various times during each quarter and a management finance committee that meets weekly as needed.  The finance committees are responsible for maintaining the level of interest rate sensitivity of our interest sensitive assets and liabilities within board-approved limits.

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

We were asset sensitive during most of the year ended December 31, 2009 and during the six months ended June 30, 2010.  As of June 30, 2010, we expect to be liability sensitive for the next nine months because a majority of our deposits reprice over a 12-month period.  Approximately 55% of our loans were variable rate loans at June 30, 2010.  The ratio of cumulative gap to total earning assets after 12 months was (32.54%) because $173.8 million more assets will reprice in a 12 month period than liabilities.   However, our gap analysis is not a precise indicator of our interest sensitivity position.  The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally.  For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but those rates are viewed by us as significantly less interest-sensitive than market-based rates such as those paid on noncore deposits.  Net interest income may be affected by other significant factors in a given interest rate environment, including changes in the volume and mix of interest-earning assets and interest-bearing liabilities.

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

At June 30, 2010, our liquid assets, consisting of cash and cash equivalents due from banks amounted to $32.8 million, or 5.54% of total assets.  Our investment securities, excluding nonmarketable securities, at June 30, 2010 amounted to $122.2 million, or 20.61% of total assets.  Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner.  However, $121.2 million of these securities are pledged as collateral to secure public deposits and borrowings.  At December 31, 2009, our liquid assets amounted to $53.3 million, or 8.26% of total assets.  Our investment securities, excluding nonmarketable securities, at December 31, 2009 amounted to $121.9 million, or 18.89% of total assets.  However, $115.3 million of these securities were pledged.

Our ability to maintain and expand our deposit base and borrowing capabilities serves as our primary source of liquidity.  Over the past six months we have reduced wholesale funding by $20 million.  It is our goal to reduce total wholesale funding by an additional $10 million by year-end 2010.  We plan to meet our future cash needs through the liquidation of temporary investments, the generation of deposits, and from additional borrowings.  In addition, we will receive cash upon the maturity and sale of loans and the maturity of investment securities. During most of 2009 and the first six months of 2010, as a result of historically low rates that were being earned on short-term liquidity investments, we maintained a lower than normal level of short-term liquidity securities. In addition, we maintain three federal funds purchased lines of credit with correspondent banks giving us credit availability totaling approximately $12.0 million for which there were no borrowings against the lines at June 30, 2010.  Also, we are a member of the Federal Home Loan Bank of Atlanta, from which applications for borrowings can be made for leverage purposes.  The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the bank be pledged to secure any advances from the FHLB. We have an available line to borrow funds from the Federal Home Loan Bank up to 30% of the Bank’s total assets, which provide additional available funds of $98.7 million at June 30, 2010.  At June 30, 2010 the bank had $26 million outstanding in FHLB advances. Additionally, we have an available line of credit at the Federal Reserve of $50.6 million.  At June 30, 2010, there were no borrowings against this line. We believe that sources described above will be sufficient to meet our future liquidity needs.

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

Interest Sensitivity Analysis

The following table sets forth information regarding our rate sensitivity as of June 30, 2010 for each of the time intervals indicated. The information in the table may not be indicative of our rate sensitivity position at other points in time.  In addition, the maturity distribution indicated in the table may differ from the contractual maturities of the earning assets and interest-bearing liabilities presented due to consideration of prepayment speeds under various interest rate change scenarios in the application of the interest rate sensitivity methods described above.

June 30, 2010

		After One	Three		Greater Than
		Through	Through		One Year or
	Within One	Three	Twelve	Within One	Non-
(Dollars in thousands)	Month	Months	Months	Year	Sensitive	Total
Assets
Interest-earning assets
Interest-bearing deposits in
other banks	$30,638	$-	$-	$30,638	$-	$30,638
Loans (1)	51,390	24,974	75,140	151,504	224,420	375,924
Securities, taxable	-	-	-	-	61,324	61,324
Securities, nontaxable	-	-	-	-	60,878	60,878
Nonmarketable securities	4,812	-	-	4,812	-	4,812
Time Deposits in other banks			504	504	-	504
Total earning assets	86,840	24,974	75,644	187,458	346,622	534,080

Liabilities
Interest-bearing liabilities
Interest-bearing deposits:
Demand deposits	36,764	-	-	36,764	-	36,764
Savings deposits	108,369	-	-	108,369	-	108,369
Time deposits	69,480	40,778	89,287	199,545	114,546	314,091
Total interest-bearing deposits	214,613	40,778	89,287	344,678	114,546	459,224
Federal Home Loan Bank Advances	-	-	16,000	16,000	10,000	26,000
Junior subordinated debentures	-	-	-	-	10,310	10,310
Repurchase agreements	546	-	-	546	-	546
Total interest-bearing liabilities	215,159	40,778	105,287	361,224	134,856	496,080

Period gap	$(128,319)	$(15,804)	$(29,643)	$(173,766)	$211,766

Cumulative gap	$(128,319)	$(144,123)	$(173,766)	$(173,766)	$38,000

Ratio of cumulative gaap to total earning assets	(24.03)%	(26.99)%	(32.54)%	(32.54)%	7.12%

(1)   Including mortgage loans held for sale.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

The following risks supplement the risk factors previously identified in our Annual Report on Form 10-K for the year ended December 31, 2009. The risks discussed below also include forward-looking statements, and our actual results may differ substantially from those discussed in these forward-looking statements.

We will be subject to a Memorandum that could have a material negative effect on our business, operating flexibility, financial condition and the value of our common stock. In addition, addressing the Memorandum will require significant time and attention from our management team, which may increase our costs, impede the efficiency of our internal business processes and adversely affect our profitability in the near-term.

We anticipate that the Bank will enter into a Memorandum of Understanding with its primary regulators, the FDIC and the South Carolina Commissioner of Banks (the “Commissioner”), in late August 2010. Through the completion of the Memorandum, the Bank, the FDIC and the Commissioner will have agreed as to certain areas of the Bank’s operations that warrant improvement and a plan for making those improvements. The Memorandum will require the Bank to review and revise various policies and procedures, including those associated with concentration management, the allowance for loan and lease losses, liquidity management, criticized assets, credit administration and capital.

Should the Bank fail to comply with the provisions of the Memorandum, it could result in further enforcement actions by the FDIC and/or the Commissioner.  While the Company intends to take such actions as may be necessary to enable the Bank to comply with the requirements of the Memorandum, there can be no assurance that the Bank will be able to comply fully with the provisions of the Memorandum, or that efforts to comply with the Memorandum will not have adverse effects on the operations and financial condition of the Company and the Bank.

The Dodd-Frank Act and related regulations may adversely affect our business, financial condition, liquidity or results of operations.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 was enacted on July 21, 2010. The Dodd-Frank Act creates a new Consumer Financial Protection Bureau with power to promulgate and enforce consumer protection laws.  Smaller depository institutions, including those with $10 billion or less in assets, will be subject to the Consumer Financial Protection Bureau’s rule-writing authority, and existing depository institution regulatory agencies will retain examination and enforcement authority for such institutions.  The Dodd-Frank Act also establishes a Financial Stability Oversight Council chaired by the Secretary of the Treasury with authority to identify institutions and practices that might pose a systemic risk and, among other things, includes provisions affecting (1) corporate governance and executive compensation of all companies whose securities are registered with the SEC, (2) FDIC insurance assessments, (3) interchange fees for debit cards, which would be set by the Federal Reserve under a restrictive “reasonable and proportional cost” per transaction standard and (4) minimum capital levels for bank holding companies, subject to a grandfather clause for financial institutions with less than $15 billion in assets.

At this time, it is difficult to predict the extent to which the Dodd-Frank Act or the resulting regulations may adversely impact us.  However, compliance with these new laws and regulations may increase our costs, limit our ability to pursue attractive business opportunities, cause us to modify our strategies and business operations and increase our capital requirements and constraints, any of which may have a material adverse impact on our business, financial condition, liquidity or results of operations.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)
On June 17, 2010, the Board of Directors of the Company amended Section 2.2 of the Company’s 2006 Equity Incentive Plan (the “Plan”) to increase the maximum number of shares of the Company’s common stock reserved exclusively for issuance under the Plan from 350,000 shares to 950,000 shares (collectively, the “Plan Amendment”).  However, due to an administrative error, 67,082 shares of restricted stock were issued (the “Grant”) under the Plan in April 2010, prior to the Plan Amendment that authorized issuance of an additional 600,000 shares of restricted stock under the Plan.  As of the date of the Grant, insufficient shares to complete the Grant were authorized and issuable under the Plan.

A Form S-8 Registration Statement (No. 333-168236) registering the offer and sale of the additional 600,000 shares (with a maximum offering price of $3.75 per share) was filed with the SEC on July 21, 2010.  On August 2, 2010 the Board of Directors became aware of the over-issuance under the 2006 Equity Incentive Plan, ratified the April 2010 issuance of 67,082 shares of restricted stock, and declared that the shares of restricted stock shall be deemed to have been issued under the 2006 Equity Incentive Plan, reducing by 67,082 the number of shares available for awards under the 2006 Equity Incentive Plan.  At present, there are 578,352 shares currently available for awards under the 2006 Equity Incentive Plan.

The over-issuance of shares under the 2006 Equity Incentive Plan occurred on or about April 1, 2010.  The shares were issued as compensation to six officers.  The shares are subject to restrictions on resale.  Exemption for the offer and sale of the 67,082 shares is claimed under section 4(2) of the Securities Act of 1933, a transaction by the issuer not involving any public offering.

(b)	Not applicable.

(c)	The following stock repurchases were made during the period covered by this report in connection with administration of the Company’s employee stock ownership plan.

Total
			Number of	Maximum
			Shares	Number of
			Purchased as	Shares that
			Part of	May Yet Be
	Total	Average	Publicly	Purchased
	Number of	Price	Announced	Under the
	Shares	Paid per	Plans or	Plans or
Period	Purchased	Share	Programs	Programs
April 1, 2010 – April 30, 2010	-	$-	-	-
May 1, 2010 – May 31, 2010	288	$4.30	-	-
June 1, 2010 – June 30, 2010/a	164	$4.30	-	-
	452	$4.30	-	-
Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 6. Exhibits

Exhibit Number	Exhibit
3.1	Amended and Restated Articles of Incorporation, as amended, as of April 7, 2010.
31.1	Certification pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended.
31.2	Certification pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST RELIANCE BANCSHARES, INC.

Date: August 12, 2010	By:	/s/ F. R. SAUNDERS, JR.
F. R. Saunders, Jr.
President & Chief Executive Officer

Date: August 12, 2010	By:	/s/ JEFFERY A. PAOLUCCI
Jeffery A. Paolucci
Senior Vice President and Chief Financial Officer