Form 10-Q
period 2010-09-30
FIRST RELIANCE BANCSHARES INC
filed 2010-11-12
CIK 1172102

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.

(Mark One)	FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2010

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

4,113,539 shares of common stock, par value $0.01 per share, as of October 31, 2010

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

INDEX

Page No.
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets - September 30, 2010 (Unaudited) and December 31, 2009	3

Condensed Consolidated Statements of Operations – Nine and three months ended
September 30, 2010 and 2009 (Unaudited)	4

Condensed Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss) -
Nine months ended September 30, 2010 and 2009 (Unaudited)	5

Condensed Consolidated Statements of Cash Flows - Nine months ended
September 30, 2010 and 2009 (Unaudited)	6

Notes to Condensed Consolidated Financial Statements	7-17

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18-36

Item 3. Quantitative and Qualitative Disclosures About Market Risk	36

Item 4. Controls and Procedures	36

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	37

Item 1A. Risk Factors	37

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	38

Item 3. Defaults Upon Senior Securities	38

Item 6. Exhibits	38

FIRST RELIANCE BANCSHARES, INC
Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2010	2009
	(Unaudited)
Assets
Cash and cash equivalents:
Cash and due from banks	$2,729,387	$2,942,295
Interest-bearing deposits with other banks	57,715,023	50,356,191
Total cash and cash equivalents	60,444,410	53,298,486

Time deposits in other banks	100,000	502,089

Securities available-for-sale	90,403,646	121,948,744
Nonmarketable equity securities	4,525,300	4,812,100
Total investment securities	94,928,946	126,760,844

Mortgage loans held for sale	3,213,184	5,100,609

Loans receivable	364,399,841	406,627,401
Less allowance for loan losses	(6,819,964)	(9,800,746)
Loans, net	357,579,877	396,826,655

Premises and equipment, net	26,050,487	26,469,436
Accrued interest receivable	2,347,994	2,661,030
Other real estate owned	12,742,086	8,954,214
Cash surrender value life insurance	11,723,592	11,409,937
Other assets	10,864,654	13,525,073

Total assets	$579,995,230	$645,508,373

Liabilities and Shareholders’ Equity
Liabilities
Deposits
Noninterest-bearing transaction accounts	$42,170,819	$44,298,626
Interest-bearing transaction accounts	37,563,382	47,733,229
Savings	113,914,458	103,604,793
Time deposits $100,000 and over	170,851,463	195,346,191
Other time deposits	123,715,653	161,780,140
Total deposits	488,215,775	552,762,979
Securities sold under agreement to repurchase	920,166	598,342
Advances from Federal Home Loan Bank	26,000,000	34,000,000
Junior subordinated debentures	10,310,000	10,310,000
Accrued interest payable	534,549	680,880
Other liabilities	2,904,488	1,932,345
Total liabilities	528,884,978	600,284,546

Shareholders’ Equity
Preferred stock, no par value, authorized 10,000,000 shares:
Series A cumulative perpetual preferred stock 15,349 issued
and outstanding at September 30, 2010 and December 31, 2009	14,681,684	14,536,176
Series B cumulative perpetual preferred stock 767 shares issue
and outstanding at September 30, 2010 and December 31, 2009	823,615	835,960
Series C cumulative mandatory convertible preferred stock
2,293 shares issued and outstanding at September 30, 2010	2,293,000	-
Common stock, $0.01 par value; 20,000,000 shares authorized,
4,113,539 and 3,582,691 shares issued and outstanding
at September 30, 2010 and December 31, 2009, respectively	41,135	35,827
Capital surplus	28,133,315	26,181,576
Treasury stock at cost at 12,632 and 11,535 shares at
September 30, 2010 and December 31, 2009, respectively	(168,408)	(163,936)
Nonvested restricted stock	(771,993)	(206,004)
Retained earnings	4,186,029	5,269,463
Accumulated other comprehensive income (loss)	1,891,875	(1,265,235)
Total shareholders’ equity	51,110,252	45,223,827

Total liabilities and shareholders’ equity	$579,995,230	$645,508,373
See notes to condensed consolidated financial statements

FIRST RELIANCE BANCSHARES, INC
Condensed Consolidated Statements of Operations
(Unaudited)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Interest income:
Loans, including fees	$17,719,753	$21,583,188	$5,653,540	$7,745,134
Investment securities:
Taxable	1,742,007	1,690,701	548,823	687,731
Nontaxable	1,903,865	1,327,111	596,994	581,312
Federal funds sold	-	1,346	-	14
Other interest income	88,258	105,096	32,786	68,376
Total	21,453,883	24,707,442	6,832,143	9,082,567

Interest expense:
Time deposits over $100,000	4,217,795	4,106,264	1,314,398	1,530,962
Other deposits	3,696,742	5,353,235	1,098,707	1,919,434
Other interest expense	1,175,163	2,153,744	394,111	576,774
Total	9,089,700	11,613,243	2,807,216	4,027,170

Net interest income	12,364,183	13,094,199	4,024,927	5,055,397

Provision for loan losses	3,541,650	8,122,271	1,475,751	3,266,449

Net interest income after provision for loan losses	8,822,533	4,971,928	2,549,176	1,788,948

Noninterest income:
Service charges on deposit accounts	1,378,482	1,430,484	466,792	495,390
Gain on sales of mortgage loans	597,653	2,017,670	217,190	803,133
Income from bank owned life insurance	313,655	316,071	105,308	107,916
Other charges, commissions and fees	498,781	412,040	174,785	144,137
Gain on sale of securities	803,398	1,875,486	801,797	846,027
Gain on sale of fixed assets	-	86,810	-	-
Other non-interest income	237,764	332,007	62,764	51,239
Total	3,829,733	6,470,568	1,828,636	2,447,842

Noninterest expenses:
Salaries and employee benefits	7,117,834	7,921,638	2,454,159	2,598,865
Occupancy expense	1,153,239	1,079,855	375,324	369,823
Furniture and equipment expense	868,036	811,838	269,680	249,269
Other operating expenses	5,032,370	4,782,213	2,124,208	1,882,893
Total	14,171,479	14,595,544	5,223,371	5,100,850

Loss before income taxes	(1,519,213)	(3,153,048)	(845,559)	(864,060)

Income tax benefit	(1,259,612)	(1,681,227)	(534,977)	(532,988)

Net Loss	(259,601)	(1,471,821)	(310,582)	(331,072)

Preferred stock dividends	704,048	478,971	249,247	210,839
Deemed dividends on preferred stock resulting from net accretion of discount and amortization of premium	133,163	101,948	44,876	44,876

Net loss available to common shareholders	$(1,096,812)	$(2,052,740)	$(604,705)	$(586,787)

Average common shares outstanding, basic	3,878,476	3,559,592	4,110,007	3,585,572
Average common shares outstanding, diluted	3,878,476	3,559,592	4,110,007	3,585,572

Loss per share
Basic loss per share	$(0.28)	$(0.58)	$(0.15)	$(0.16)
Diluted loss per share	$(0.28)	$(0.58)	$(0.15)	$(0.16)

See notes to condensed consolidated financial statements

FIRST RELIANCE BANCSHARES, INC
Condensed Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss)
For the Nine Months Ended September 30, 2010 and 2009
(Unaudited)

							Accumulated
							Other
					Nonvested		Comprehensive
	Preferred	Common	Capital	Treasury	Restricted	Retained	Income
	Stock	Stock	Surplus	Stock	Stock	Earnings	(Loss)	Total
Balance, December 31, 2008	$-	$35,250	$26,120,460	$(159,777)	$(207,653)	$11,839,005	$(201,527)	$37,425,758

Issuance of Series A preferred stock, net of issuance cost of $116,786	14,375,740							14,375,740

Issuance of Series B preferred stock, net of issuance cost $6,902	849,572							849,572

Net loss						(1,471,821)		(1,471,821)

Other comprehensive income, net of tax expense of $262,763							510,069	510,069

Comprehensive loss								(961,752)

Preferred stock dividends						(369,446)		(369,446)

Accretion of Series A Preferred stock discount	111,399					(111,399)		-

Amortization of Series B Preferred stock premium	(9,451)					9,451		-

Issuance of stock to employees		2	998					1,000

Issuance of restricted stock		566	65,704		51,769			118,039

Purchase of treasury stock				(4,130)				(4,130)

Balance, September 30, 2009	$15,327,260	$35,818	$26,187,162	$(163,907)	$(155,884)	$9,895,790	$308,542	$51,434,781

Balance, December 31, 2009	$15,372,136	$35,827	$26,181,576	$(163,936)	$(206,004)	$5,269,463	$(1,265,235)	$45,223,827

Issuance of Series C	2,293,000							2,293,000

Issuance of common stock net of issuance cost of $329,390		3,404	1,198,860					1,202,264

Net loss						(259,601)		(259,601)

Other comprehensive gain, net of tax expense of $1,617,391							3,157,110	3,157,110

Comprehensive income								2,897,509

Preferred Stock Dividend						(690,670)		(690,670)

Accretion of Series A
Preferred stock discount	145,508					(145,508)		-

Amortization of Series B
Preferred stock premium	(12,345)					12,345		-

Issuance Restricted Stock		1,904	752,879		(565,989)			188,794

Purchase of treasury stock				(4,472)				(4,472)

Balance September 30, 2010	$17,798,299	$41,135	$28,133,315	$(168,408)	$(771,993)	$4,186,029	$1,891,875	$51,110,252

See notes to condensed consolidated financial statements

FIRST RELIANCE BANCSHARES, INC
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(259,601)	$(1,471,821)
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3,541,650	8,122,271
Depreciation and amortization expense	818,696	821,799
Gain on sale of premises, furniture and equipment	-	(86,810)
Gain on sale of available-for-sale securities	(803,398)	(1,875,486)
Impairment loss on available-for-sale securities	18,750	-
Loss (gain) on sale of other real estate owned	(525,872)	32,892
Write down of other real estate owned	202,597	-
Discount accretion and premium amortization	218,600	92,669
Disbursements for loans held-for-sale	(26,938,340)	(149,964,244)
Proceeds from loans held-for-sale	28,825,044	149,732,281
Net increase in valuation allowance for loans held-for-sale	721	3,282
Decrease in interest receivable	313,036	47,287
Increase in cash surrender value of life insurance	(313,655)	(316,070)
Decrease in interest payable	(146,331)	(10,011)
Amortization of deferred compensation on restricted stock	188,794	118,039
Increase in other liabilities	6,540	1,004,234
(Increase) decrease in other assets	1,852,457	(3,436,537)
Net cash provided by operating activities	6,999,688	2,813,775

Cash flows from investing activities:
Net decrease in loans receivable	26,493,504	25,787,643
Purchases of securities available-for-sale	(8,283,383)	(111,450,874)
Proceeds on sales of securities available-for-sale	40,631,817	103,217,000
Maturities of securities available-for-sale	4,537,212	8,071,301
(Increase) decrease in nonmarketable equity securities	286,800	(237,400)
(Increase) decrease in time deposits in other banks	402,089	(250,529)
Proceeds from sales of other real estate owned	5,896,143	222,608
Improvements on other real estate owned	(149,116)	-
Proceeds from disposal of premises, furniture, and equipment	-	2,286,810
Purchases of premises and equipment	(243,572)	(809,269)
Net cash provided by investing activities	69,571,494	26,837,290

Cash flows from financing activities:
Net increase (decrease) in demand deposits, interest-bearing and savings accounts	(1,987,989)	13,701,833
Net increase (decrease) in certificates of deposit and other time deposits	(62,559,215)	96,024,986
Net increase (decrease) in securities sold under agreements to repurchase	321,824	(7,324,112)
Decrease in advances from the Federal Home Loan Bank	(8,000,000)	(30,000,000)
Repayment of note payable	-	(6,950,000)
Net proceeds from issuance of preferred stock	2,293,000	15,225,312
Net proceeds from issuance of common stock	1,201,262	-
Issuance of shares to employees	1,002	1,000
Preferred stock dividends paid	(690,670)	(369,446)
Purchase of treasury stock	(4,472)	(4,130)
Net cash provided (used) by financing activities	(69,425,258)	80,305,443

Net increase in cash and cash equivalents	7,145,924	109,956,508

Cash and cash equivalents, beginning of period	53,298,486	5,708,607

Cash and cash equivalents, end of period	$60,444,410	$115,665,115

Cash paid during the period for
Income taxes	$-	$4,257
Interest	$9,236,031	$11,623,254

Supplemental noncash investing and financing activities
Foreclosures on loans	$9,211,624	$7,019,811

See notes to condensed consolidated financial statements

FIRST RELIANCE BANCSHARES, INC.

Notes to Condensed Consolidated Financial Statements

Note 1 - Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit certain disclosures, which would appear in audited annual consolidated financial statements.  The condensed consolidated financial statements as of September 30, 2010 and for the interim periods ended September 30, 2010 and 2009 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation.  The consolidated financial information as of December 31, 2009 has been derived from the audited consolidated financial statements as of that date.  For further information, refer to the consolidated financial statements and the notes included in First Reliance Bancshares, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2009.

Note 2 - Recently Issued Accounting Pronouncements

The following is a summary of recent authoritative pronouncements:

In July 2010, the “Receivables” topic of the Accounting Standards Codification (“ASC”) was amended to require expanded disclosures related to a company’s allowance for credit losses and the credit quality of its financing receivables. The amendments will require the allowance disclosures to be provided on a disaggregated basis.  The Company is required to begin to comply with the disclosures in its financial statements for the year ended December 31, 2010.

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which significantly changes the regulation of financial institutions and the financial services industry.  The Dodd-Frank Act includes several provisions that will affect how community banks, thrifts, and small bank and thrift holding companies will be regulated in the future.  Among other things, these provisions abolish the Office of Thrift Supervision and transfer its functions to the other federal banking agencies, relax rules regarding interstate branching, allow financial institutions to pay interest on business checking accounts, change the scope of federal deposit insurance coverage, and impose new capital requirements on bank and thrift holding companies.  The Dodd-Frank Act also establishes the Bureau of Consumer Financial Protection as an independent entity within the Federal Reserve, which will be given the authority to promulgate consumer protection regulations applicable to all entities offering consumer financial services or products, including banks.  Additionally, the Dodd-Frank Act includes a series of provisions covering mortgage loan origination standards affecting originator compensation, minimum repayment standards, and pre-payments.  Management is actively reviewing the provisions of the Dodd-Frank Act and assessing its probable impact on the Company’s business, financial condition, and results of operations.

In August 2010, two updates were issued to amend various Securities and Exchange Commission (the “SEC”) rules and schedules pursuant to Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies and based on the issuance of SEC Staff Accounting Bulletin 112.  The amendments related primarily to business combinations and removed references to “minority interest” and added references to “controlling” and “non-controlling interest(s)”.  The updates were effective upon issuance but had no impact on the Company’s financial statements.

Other accounting standards that have been issued or proposed by the Financial Accounting Standards Board (the “FASB”) or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Note 3 - Reclassifications

Certain captions and amounts in the financial statements in the Company’s Form 10-Q for the quarter ended September 30, 2009 were reclassified to conform to the September 30, 2010 presentation.  The reclassification did not have an impact on shareholders’ equity or net loss from operations.

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

The components of other comprehensive income and related tax effects are as follows:

	Pre-tax	Tax	Net-of-tax
	Amount	Expense	Amount
For the Nine Months Ended September 30, 2010:
Unrealized gains on securities available-for-sale	$5,577,899	$(1,890,546)	$3,687,353
Reclassification adjustment for gains (losses) in net income	803,398	(273,155)	530,243

	$4,774,501	$(1,617,391)	$3,157,110

For the Nine Months Ended September 30, 2009:
Unrealized gains on securities available-for-sale	$2,648,318	$(900,429)	$1,747,889
Reclassification adjustment for gains (losses) in net income	1,875,486	(637,666)	1,237,820

	$772,832	$(262,763)	$510,069

For the Three Months Ended September 30, 2010:
Unrealized gains on securities available-for-sale	$2,753,576	$(936,360)	$1,817,216
Reclassification adjustment for gains (losses) realized in net income	801,797	(272,611)	529,186

	$1,951,779	$(663,749)	$1,288,030

For the Three Months Ended September 30, 2009:
Unrealized gains on securities available-for-sale	$3,335,971	$(1,134,230)	$2,201,741
Reclassification adjustment for gains (losses) realized in net income	846,027	(287,649)	558,378

	$2,489,944	$(846,581)	$1,643,363

Note 5 – Investment Securities

The amortized cost and estimated fair values of securities available-for-sale were:

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
September 30, 2010
U.S. Government agencies	$5,094	$189	$-	$5,283
Mortgage-backed securities	37,521,038	1,032,523	-	38,553,561
Municipals	49,820,036	2,083,006	98,865	51,804,177
Other	200,000	-	159,375	40,625

	$87,546,168	$3,115,718	$258,240	$90,403,646

FIRST RELIANCE BANCSHARES, INC.

Notes to Condensed Consolidated Financial Statements

Note 5 – Investment Securities – (continued)

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
December 31, 2009
U.S. Government agencies	$3,021,782	$751	$11,167	$3,011,366
Mortgage-backed securities	59,324,978	-	1,192,307	58,132,671
Municipals	61,300,256	460,262	1,023,326	60,737,192
Other	218,750	-	151,235	67,515

	$123,865,766	$461,013	$2,378,035	$121,948,744

The following is a summary of maturities of securities available-for-sale as of September 30, 2010.  The amortized cost and estimated fair values are based on the contractual maturity dates.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty.

	Securities
	Available-For-Sale
	Amortized	Estimated
	Cost	Fair Value

Due after one year but within five years	$3,586,962	$3,623,917
Due after five years but within ten years	21,636,368	22,322,736
Due after ten years	24,601,800	25,862,807
	49,825,130	51,809,460
Mortgage-backed securities	37,521,038	38,553,561
Other	200,000	40,625

Total	$87,546,168	$90,403,646

The following table shows gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2010 and December 31, 2009.

	September 30, 2010		December 31, 2009
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses
Less Than 12 Months
U.S. government agencies and corporations	$-	$-	$2,995,629	$11,167
Mortgage-backed securities	-	-	58,132,671	1,192,307
Municipals	-	-	27,850,269	688,885
	-	-	88,978,569	1,892,359
12 Months or More
Municipals	2,389,983	98,865	4,314,797	334,441
Other	40,625	159,375	67,515	151,235
	2,430,608	258,240	4,382,312	485,676

Total securities available-for-sale	$2,430,608	$258,240	$93,360,881	$2,378,035

At September 30, 2010, securities classified as available-for-sale are recorded at fair market value.  All of the unrealized losses at September 30, 2010, consisted of five individual securities that had been in a continuous loss position for twelve months or more. The Company believes that the deterioration in value is attributable to changes in market interest rates and not in credit quality and considers these losses temporary.  The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities before recovery of their amortized costs.  Management evaluates investment securities in a loss position based on length of impairment, severity of impairment and other factors.

An impairment loss of $18,750 was recognized during the nine months ended September 30, 2010.  Management determined that the Company’s investment in Beach First National Bancshares, Inc. was worthless, since that Company’s bank subsidiary was taken into receivership by the Federal Deposit Insurance Corporation in April 2010.

FIRST RELIANCE BANCSHARES, INC.

Notes to Condensed Consolidated Financial Statements

Note 5 – Investment Securities – (continued)

During the first nine months of 2010 and 2009, gross proceeds from the sale of available-for-sale securities were $40,631,817 and $103,217,000, respectively.  Gains on available-for-sale securities totaled $803,398 and $1,875,486 for the first nine months of 2010 and 2009, respectively.

Note 6 – Shareholders’ Equity

On April 9, 2010, the Company issued 340,145 shares of its common stock at $4.50 per share and 2,293 shares of its newly created Series C Preferred Stock at $1,000 per share.  The gross proceeds from the issuance and sale of these securities was $3,823,653. Of the shares issued, 119,179 shares of common stock and 335 shares of Series C Preferred Stock were issued to related parties.

Common Stock – The following is a summary of the changes in common shares outstanding for the nine months ended September 30, 2010 and 2009.
	Nine Months Ended
	September 30,
	2010	2009

Common shares outstanding at beginning of the period	3,582,691	3,525,004
Issuance of common stock	340,145	-
Issuance of restricted shares	191,043	62,222
Forfeitures of restricted shares	(633)	(5,643)
Issuance of stock to employees	293	200

Common shares outstanding at end of the period	4,113,539	3,581,783

Preferred Stock - The Company’s Articles of Incorporation authorizes the issuance of a class of 10,000,000 shares of preferred stock, having no par value.  Subject to certain conditions, the amendment authorizes the Company’s Board of Directors to issue preferred stock without shareholders’ approval.  Under the Articles of Incorporation, the Board is authorized to determine the terms of one or more series of preferred stock, including the preferences, rights, and limitations of each series.

On March 6, 2009, the Company completed a transaction with the United States Treasury (the “Treasury”) under the Troubled Asset Relief Program Capital Purchase Program (“TARP CPP”), which was amended by the enactment of the American Recovery and Reinvestment Act of 2009 on February 17, 2009.   Under the TARP CPP, the Company sold 15,349 shares of its Series A Cumulative Perpetual Preferred Stock.  In addition, the Treasury received a warrant to purchase 767 shares of the Company’s Series B Cumulative Perpetual Preferred Stock, which was immediately exercised by the Treasury for a nominal exercise price.  The preferred shares issued to the Treasury qualify as tier 1 capital for regulatory purposes.

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

The following is a summary of the accretion of the Series A discount and the amortization of the Series B premium for the nine months and three months ended September 30, 2010 and 2009.

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Accretion of Series A preferred stock discount	$145,508	$111,399	$49,036	$49,036
Amortization of Series B preferred stock premium	(12,345)	(9,451)	(4,160)	(4,160)

Accretion net of amortization	$133,163	$101,948	$44,876	$44,876

The net amount of the accretion and amortization was treated as a deemed dividend to preferred shareholders in the computation of loss per share.

Note 7 – Net Loss Per Share

Net loss available to common shareholders represents net loss adjusted for preferred dividends including dividends declared, accretions of discounts and amortization of premiums on preferred stock issuances and cumulative dividends related to the current dividend period that have not been declared as of period end.

The following is a summary of the loss per share calculations for the nine months and three months ended September 30, 2010 and 2009.
	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net Loss available to common shareholders

Net loss	$(259,601)	$(1,471,821)	$(310,582)	$(331,072)
Preferred stock dividends	704,048	478,971	249,247	210,839
Deemed dividends on preferred stock resulting from
net accretion of discount and amortization
of premium	133,163	101,948	44,876	44,876

Net loss available to common shareholders	$(1,096,812)	$(2,052,740)	$(604,705)	$(586,787)

Basic Net loss per share:

Net loss available to common shareholders	$(1,096,812)	$(2,052,740)	$(604,705)	$(586,787)

Average common shares outstanding – basic	3,878,476	3,559,592	4,110,007	3,585,572

Basic net loss per share	$(0.28)	$(0.58)	$(0.15)	$(0.16)

FIRST RELIANCE BANCSHARES, INC.

Notes to Condensed Consolidated Financial Statements

Note 7 – Net Loss Per Share – (continued)

Diluted Net loss per share:
	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Net loss available to common shareholders	$(1,096,812)	$(2,052,740)	$(604,705)	$(586,787)

Average common shares outstanding – basic	3,878,476	3,559,592	4,110,007	3,585,572

Dilutive potential common shares	-	-	-	-

Average common shares outstanding – diluted	3,878,476	3,559,592	4,110,007	3,585,572

Diluted net loss per share	$(0.28)	$(0.58)	$(0.15)	$(0.16)

Due to the net loss, common shares equivalents were not included in loss per share calculations as their effect would be anti-dilutive.

Note 8 - Equity Incentive Plan

On January 19, 2006, the Company adopted the 2006 Equity Incentive Plan, which provides for the granting of dividend equivalent rights options, performance unit awards, phantom shares, stock appreciation rights and stock awards, each of which shall be subject to such conditions based upon continued employment, passage of time or satisfaction of performance criteria or other criteria as permitted by the plan. The plan, as amended on September 17, 2010, allows granting up to 950,000 shares of stock, to officers, employees, and directors, consultants and service providers of the Company or its affiliates.  Awards may be granted for a term of up to ten years from the effective date of grant. Under this Plan, our Board of Directors has sole discretion as to the exercise date of any awards granted.  The per-share exercise price of incentive stock awards may not be less than the market value of a share of common stock on the date the award is granted.  Any awards that expire unexercised or are canceled become available for re-issuance.

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

During the nine months ended September 30, 2010 and 2009 the Company issued 191,043 and 62,222 shares, respectively, of restricted stock pursuant to the 2006 Equity Incentive Plan.  The shares cliff vest in three years and are fully vested in 2012 and 2011, respectively.  The weighted-average fair value of restricted stock issued during the nine months ended September 30, 2010 and 2009 was $3.99 and $2.25 per share, respectively.  The aggregate compensation cost associated with the issuance for 2010 and 2009 was $762,302 and $139,999, respectively and is being amortized over the life of the service of the recipients.  There were 633 and 5,643 shares of restricted stock that were forfeited during the first nine months of 2010 and 2009 at a weighted-average fair value of $11.88 and $13.07 per share, respectively.  Deferred compensation expense of $188,794 and $118,039, relating to restricted stock, was amortized to income during nine months ended September 30, 2010 and 2009, respectively.

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

FIRST RELIANCE BANCSHARES, INC.

Notes to Condensed Consolidated Financial Statements

Note 8 - Equity Incentive Plan – (continued)

The SARs compensation expense for both the nine months ended September 30, 2010 and 2009 was $55,681.

A summary of the status of the Company’s SARs as of September 30, 2010 and 2009 and changes during the period then ended is presented below.

	2010		2009
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Outstanding at beginning of year	89,293	$14.95	93,981	$14.95
Forfeited	(4,959)	14.95	(4,688)	14.95

Outstanding at end of period	84,334	$14.95	89,283	$14.95

Note 9 – Stock-Based Compensation

The Company terminated its 2003 Employee Stock Option Plan and replaced it with the 2006 Equity Incentive Plan.  No stock options have been granted since 2005 and none were exercised during 2010 or 2009.  The 206,547 options outstanding at December 31, 2009 were forfeited during the nine months ended September 30, 2010.

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

Loans Receivable – For certain categories of loans, such as variable rate loans which are repriced frequently and have no significant change in credit risk, fair values are based on the carrying amounts.  The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.  However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At September 30, 2010, substantially all of the total impaired loans were evaluated based on the fair value of the collateral.  Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

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

Junior Subordinated Debentures - The carrying value of the junior subordinated debentures approximates their fair value since they were issued at a floating rate.

Accrued Interest Receivable and Payable - The carrying value of these instruments is a reasonable estimate of fair value.

Off-Balance Sheet Financial Instruments - Fair values of off-balance sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing.

FIRST RELIANCE BANCSHARES, INC.

Notes to Condensed Consolidated Financial Statements

Note 10 – Fair Value Measurements – (continued)

The carrying values and estimated fair values of the Company’s financial instruments were as follows:

	September 30,		December 31,
	2010		2009
	Carrying	Estimated Fair	Carrying	Estimated Fair
	Amount	Value	Amount	Value
Financial Assets:
Cash and due from banks	$2,729,387	$2,729,387	$2,942,295	$2,942,295
Interest-bearing deposits with other banks	57,715,023	57,715,023	50,356,191	50,356,191
Time deposits in other banks	100,000	100,000	502,089	502,089
Securities available-for-sale	90,403,646	90,403,646	121,948,744	121,948,744
Nonmarketable equity securities	4,525,300	4,525,300	4,812,100	4,812,100
Loans, including loans held for sale	367,613,025	367,179,000	411,728,010	410,265,000
Accrued interest receivable	2,347,994	2,347,994	2,661,030	2,661,030

Financial Liabilities:
Demand deposit, interest-bearing
transaction, and savings accounts	$193,648,659	$193,648,659	$195,636,648	$195,636,648
Certificates of deposit	294,567,116	294,427,000	357,126,331	352,318,000
Securities sold under agreements
to repurchase	920,116	920,116	598,342	598,342
Advances from Federal Home Loan Bank	26,000,000	25,986,000	34,000,000	33,992,000
Junior subordinated debentures	10,310,000	10,310,000	10,310,000	10,310,000
Accrued interest payable	534,549	534,459	680,880	680,880

	Notional		Notional
	Amount		Amount
Off-Balance Sheet Financial Instruments:
Commitments to extend credit	$32,949,344		$39,873,440
Standby letters of credit	2,193,040		2,583,466

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

The table below presents the balances of assets measured at fair value on a recurring basis as of September 30, 2010 and December 31, 2009, aggregated by the level in the fair value hierarchy within which those measurements fall.

FIRST RELIANCE BANCSHARES, INC.

Notes to Condensed Consolidated Financial Statements

Note 10 – Fair Value Measurements – (continued)

	Total	Level 1	Level 2	Level 3

September 30, 2010
Available for-sale-securities:
U.S. Government agencies	$5,283	$-	$5,283	$-
Mortgage-backed securities	38,553,561	-	38,553,561	-
Municipals	51,804,177	-	51,804,177	-
Other	40,625	-	40,625	-
	90,403,646	-	90,403,646	-
Mortgage loans held for sale (1)	3,213,184	-	3,213,184	-

	$93,616,830	$-	$93,616,830	$-

December 31, 2009
Available for-sale-securities:
U.S. Government agencies	$3,011,366	$-	$3,011,366	$-
Mortgage-backed securities	58,132,671	-	58,132,671	-
Municipals	60,737,192	-	60,737,192	-
Other	67,515	-	67,515	-
	121,948,744	-	121,948,744	-
Mortgage loans held for sale (1)	5,100,609	-	5,100,609	-

	$127,049,353	$-	$127,049,353	$-

(1)  Carried at the lower of cost or market.

There were no liabilities carried at fair value at September 30, 2010 and December 31, 2009 on a recurring basis.

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  The following table presents the assets and liabilities carried on the balance sheet by caption and by level within the valuation hierarchy (as described above) as of September 30, 2010 and 2009, for which a nonrecurring change in fair value has been recorded during the nine months and the year ended September 30, 2010 and December 31, 2009, respectively.

	Total	Level 1	Level 2	Level 3
September 30, 2010
Impaired loans receivable	$22,259,032	$-	$22,259,032	$-
Other real estate owned	12,742,086	-	12,742,086	-

Total assets at fair value	$35,001,118	$-	$35,001,118	$-

December 31, 2009
Impaired loans receivable	$44,937,157	$-	$44,937,157	$-
Other real estate owned	8,954,214	-	8,954,214	-

Total assets at fair value	$53,891,371	$-	$53,891,371	$-

The Company has no liabilities carried at fair value or measured at fair value on a nonrecurring basis at September 30, 2010 and December 31, 2009.

FIRST RELIANCE BANCSHARES, INC.

Notes to Condensed Consolidated Financial Statements

Note 11- Subsequent Events

Subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued. Recognized subsequent events are events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements.  Unrecognized subsequent events are events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date.  Management has reviewed events occurring through the date the financial statements were issued and no subsequent events occurred that require accrual or disclosure.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

The following discussion reviews our results of operations and assesses our financial condition.  You should read the following discussion and analysis in conjunction with the accompanying consolidated financial statements.  The commentary should be read in conjunction with the discussion of forward-looking statements, the financial statements and the related notes and the other statistical information included in this report.  Unless the context otherwise requires, the terms “we,” “us,” “our” and the “Company” refer to First Reliance Bancshares, Inc. and its wholly-owned subsidiary, First Reliance Bank.

Advisory Note Regarding Forward-Looking Statements

The statements contained in this quarterly report on Form 10-Q that are not historical facts are forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995.  We caution readers of this report that such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of us to be materially different from those expressed or implied by such forward-looking statements.  Although we believe that our expectations of future performance are based on reasonable assumptions within the bounds of our knowledge of our business and operations, there can be no assurance that actual results will not differ materially from our expectations.

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

•	fluctuations in consumer spending and saving habits;
•	the demand for our products and services;
•	technological changes;
•	the impact of existing and any future regulatory enforcement actions on our future operations;
•	the ability to increase market share;
•	the adequacy of expense projections and estimates of impairment loss;
•	the impact of changes in accounting policies by the SEC;
•	unanticipated regulatory or judicial proceedings;
•	the potential negative effects of future legislation affecting financial institutions (including without limitation laws concerning taxes, banking, securities, and insurance);
•	the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System;
•	the timely development and acceptance of products and services, including products and services offered through alternative delivery channels such as the Internet;
•	the impact on our business, as well as on the risks set forth above, of various domestic or international military or terrorist activities or conflicts;
•	other factors described in this report and in other reports we have filed with the SEC; and
•	our success at managing the risks involved in the foregoing.

Forward-looking statements speak only as of the date on which they are made.  We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made to reflect the occurrence of unanticipated events.

Overview

The following discussion describes our results of operation for the nine months and quarter ended September 30, 2010 as compared to the nine months and quarter ended September 30, 2009 and also analyzes our financial condition as of September 30, 2010 as compared to December 31, 2009.

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

There are risks inherent in all loans, so we maintain an allowance for loan losses to absorb probable losses on existing loans that may become uncollectible.  We maintain this allowance by charging a provision for loan losses against our operating earnings for each period.  We have included a detailed discussion of this process, as well as several tables describing our allowance for loan losses in this report.

In addition to earning interest on our loans and investments, we earn income through fees and other charges to our customers.  We have also included a discussion of the various components of this non-interest income, as well as our non-interest expense.

The following discussion and analysis also identifies significant factors that have affected our financial position and operating results during the periods included in the accompanying financial statements.  We encourage you to read this discussion and analysis in conjunction with our financial statements and the other statistical information included in our filings with the SEC.

Critical Accounting Policies

We have adopted various accounting policies, which govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements.  Our significant accounting policies are described in the notes to the consolidated financial statements at December 31, 2009 as filed in our Annual Report on Form 10-K.  Certain accounting policies involve significant judgments and assumptions by us, which have a material impact on the carrying value of certain assets and liabilities.  We consider these accounting policies to be critical accounting policies.  The judgments and assumptions we use are based on the historical experience and other factors, which we believe to be reasonable under the circumstances.  Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates which could have a major impact on our carrying values of assets and liabilities and our results of operations.

We believe the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in preparation of our consolidated financial statements.  Refer to the portion of this discussion that addresses our allowance for loan losses for description of our processes and methodology for determining our allowance for loan losses.

Regulatory Matters

Following an examination of First Reliance Bank (the “Bank”) by the Federal Deposit Insurance Corporation (the “FDIC”) during the first quarter of 2010, the Bank’s Board of Directors agreed to enter into a Memorandum of Understanding (the “Memorandum”) with the FDIC and South Carolina Commissioner of Banks, that became effective August 19, 2010.  Among other things, the Memorandum provides for the Bank to (i) review and formulate objectives relative to liquidity and growth, including a reduction in reliance on volatile liabilities, (ii) formulate plans for the reduction and improvement in adversely classified assets, (iii) maintain a Tier 1 Leverage Capital Ratio of 8% and continue to be “well capitalized” for regulatory purposes, (iv) continue to maintain an adequate allowance for loan and lease losses, (v) not pay any dividend to the Bank’s parent holding company without the approval of the regulators, (vi) review officer performance and consider additional staffing needs, and (vii) provide progress reports and submit various other information to the regulators.

In addition, on the basis of the same examination by the FDIC and the South Carolina Commissioner of Banks, the Federal Reserve Bank of Richmond (the “Federal Reserve”) has indicated its intention to request that the Company enter into a separate Memorandum of Understanding; the Company’s Board anticipates entering into this agreement during the fourth quarter of 2010.  While this agreement provides for many of the same measures suggested by the Memorandum already in place for the Bank, the regulatory commitments proposed by the Federal Reserve will likely require that the Company seek pre-approval prior to the payment of dividends or other interest payments relating to its securities.

As a result, until the Company is no longer subject to the memorandum suggested by the Federal Reserve, it will likely be required to seek regulatory approval prior to paying scheduled dividends on its preferred stock and trust preferred securities, including the Series A and Series B Preferred Stock issued to the Treasury as part of our participation in the TARP CPP, as well as the Series C Preferred Stock issued as part of a private offering earlier this year.  This provision will also likely apply to the Company’s common stock, although, to date, the Company has not elected to pay a cash dividend on its shares of common stock.

In response to these Regulatory Matters, the Bank and the Company have already moved in good faith to take various actions designed to improve our lending procedures and other conditions related to our operations.  Over the past nine months, in collaboration with the Company, the Bank has formed a Loss Mitigation and Recovery Division staffed with experienced bankers who specifically handle non-performing and deteriorating assets, which are largely localized to coastal South Carolina.  The Bank has also moved, under the supervision of its Special Risk Committee, to strengthen the Bank’s existing credit review process, aggressive risk review methodology, and conservative lending policies as part of a company-wide risk management assessment.

In addition to these efforts, during the second quarter of 2010, we completed a private offering of shares of our common stock and Series C Preferred Stock, with gross proceeds of roughly $3.82 million.  In addition, the Bank has moved to reduce its inventory of adversely classified assets during the first nine months of 2010, and, in combination with the earlier capital raise, as of September 30, 2010, the Bank maintains a Tier 1 Leverage Ratio of 8.71%, a Tier 1 Risk Based Capital Ratio of 11.95%, and a Total Risk Based Capital Ratio of 13.20%, ratios which are in full compliance with the requirements of the Memorandum.  Further, we have taken steps to enhance our strong liquidity position into the future.  Earlier in 2010, the Bank set a strategic goal of reducing wholesale funding by $30 million during 2010; during the first nine months of 2010, the Bank had achieved a $20 million reduction in wholesale funding. We expect to achieve a further reduction of $10 million over the balance of the year.

We believe that the successful completion of these initiatives will result in full compliance with our regulatory obligations with the FDIC, the South Carolina Commissioner of Banks and the Federal Reserve and position us well for short-term stability and long-term growth.

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

Results of Operations

For the quarter ended September 30, 2010, we incurred a net loss available to common shareholders of $604,705 compared to a net loss available to common shareholders of $586,787 for the quarter ended September 30, 2009.  Basic and diluted loss per share was $0.15, compared to $0.16 reported in the prior year.

We incurred a net loss available to common shareholders of $1,096,812 and $2,052,740 for the nine months ended September 30, 2010 and 2009, respectively.  This resulted in basic and diluted loss per share of $0.28 for the nine months ended September 30, 2010, compared to $0.58 for the same period of 2009.

Our operating results for the nine months and three months ended September 30, 2010, were favorably impacted by a decrease of $4,580,621 and $1,790,698 in our provision for loan losses for the nine and three months ended September 30, 2010, respectively, for the comparable 2009 periods.  We believe the decrease in both periods is due to the implementation of a loss mitigation and recovery division, staffed with experienced bankers who specifically handle nonperforming and deteriorating assets.  Additionally, we have strengthened our credit review process by being proactive in making conservative lending decisions.  We also believe that the decrease in our provision for loan losses for both periods noted above is attributable in part to the stabilizing of the negative trends that have plagued our local real estate markets over the past several years.

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

Net interest income decreased $1,030,470, or 20.38%, to $4,024,927 for the quarter ended September 30, 2010, from $5,055,397 for the comparable period in 2009.  Our net interest income for the nine months ended September 30, 2010 and 2009 was $12,364,183 and $13,094,199 respectively.  This represents a decrease of $730,016, or 5.58%.  The decline in our net interest income for both periods is the result of our current strategy of maintaining a high level of liquidity due to the weak economy in our local markets.  During the three and nine months ended September 30, 2010, compared to the comparable 2009 periods, we changed the mix of our earning assets by reducing the average volume of our loans, as a percentage of total earning assets, by 8.24% and 7.49%, respectively, which correspondently increased the average volume of our more liquid investments.  We generally realize a much higher yield on our loans than we do on our liquid investments.

For the third quarter of 2010, average earning assets totaled $530,926,616 with an annualized average yield of 5.11% compared to $645,763,660 and 5.58%, respectively, for the third quarter of 2009.  Average interest-bearing liabilities totaled $489,878,682 with an annualized average cost of 2.27% for the third quarter of 2010 compared to $600,209,757 and 2.66%, respectively, for the third quarter of 2009.

Average earning assets for the nine months ended September 30, 2010 and 2009 were $546,711,207 and $620,078,878, respectively, with an annualized average yield of 5.25% and 5.33%, respectively.  Average interest-bearing liabilities totaled $507,761,100 and $566,327,609 with an annualized average cost of 2.39% and 2.74% for the nine months ended September 30, 2010 and 2009, respectively.

Our net interest margin and net interest spread were 3.01% and 2.84%, respectively, for the third quarter of 2010 compared to 3.11% and 2.92%, respectively, for the third quarter of 2009.  For the nine months ended September 30, 2010, our net interest margin and net interest spread were 3.02% and 2.86%, respectively compared to 2.82% and 2.59%, respectively for the comparable period of 2009.

Because loans often provide a higher yield than other types of earning assets, one of our goals is to maintain our loan portfolio as the largest component of total earning assets.  Loans comprised 70.65% and 70.08% of average earning assets for the nine months and three months ended September 30, 2010, respectively, compared to 76.37% and 70.29%, respectively for the comparable period of 2009.  Loan interest income for the nine and three months ended September 30, 2010 was $17,719,753 and $5,653,540, respectively, compared to $21,583,188 and $7,745,134 for the comparable periods of 2009.  The annualized average yield on loans was 6.13% and 6.03%, respectively for the nine and three months ended September 30, 2010 compared to 6.09% and 6.77%, respectively for the comparable 2009 periods.  Compared to the nine and three months ended September 30, 2009, the average balances of our loans decreased by $80,307,320, or 18.44%, and $81,805,696, or 18.02%, for the nine and three months ended September 30, 2010.  Our loan income for the 2010 reporting periods continues to be negatively affected by the current downturn in our local real estate markets.  Because of the economic downturn in our markets caused the volume of new loan customers to decrease, we began shifting our asset mix toward securities during the second quarter of 2009.

The following table sets forth, for the period indicated, certain information related to our average balance sheet and our average yields on assets and average costs of liabilities.  Such yields are derived by dividing income or expense by the average balance of the corresponding assets or liabilities.  Average balances have been derived from the daily balances throughout the periods indicated.

Three Months Ended	Average Balances, Income and Expenses, and Rates
September 30,	2010			2009			2008
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands) (1)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Earning assets:
Loans (2)	$372,071	$5,653	6.03%	$453,877	$7,745	6.77%	$472,091	$8,235	6.94%
Securities, taxable	60,426	549	3.60	61,410	688	4.44	26,330	349	5.29
Securities, nontaxable	56,460	597	4.20	47,718	581	4.83	30,072	325	4.31
Federal funds sold	-	-	-	111	-	0.05	7,828	43	2.17
Other earning assets	41,970	33	0.31	82,648	68	0.33	4,742	99	8.30
Total earning assets	530,927	6,832	5.11	645,764	9,082	5.58	541,063	9,051	6.66
Non earning assets	57,538			51,324			41,488
Total assets	$588,465			$697,088			$582,551
Liabilities and Shareholders' Equity
Interest-bearing deposits:
Transaction accounts	$36,620	$51	0.56%	$39,262	$57	0.58%	$26,567	$41	0.62%
Savings and money market accounts	111,307	302	1.08	111,533	495	1.76	102,612	545	2.11
Time deposits	304,834	2,060	2.68	386,731	2,898	2.97	278,084	2,628	3.76
Total interest-bearing deposits	452,761	2,413	2.11	537,526	3,450	2.55	407,263	3,214	3.14
Other interest-bearing liabilities:
Securities sold under agreement to repurchase	808	-	0.00	1,238	-	0.06	6,207	23	1.50
Federal funds purchased	-	-	0.00	-	-	-	488	3	2.33
Federal Home Loan Bank borrowing	26,000	238	3.63	51,136	432	3.35	68,684	720	4.17
Junior subordinated debentures	10,310	156	6.01	10,310	145	5.57	10,310	156	6.01
Note payable	-	-	-	-	-	-	3,000	31	4.12
Total other interest-bearing liabilities	37,118	394	4.21	62,684	577	3.65	88,689	933	4.18
Total interest-bearing liabilities	489,879	2,807	2.27	600,210	4,027	2.66	495,952	4,147	3.33
Noninterest-bearing deposits	44,184			44,077			45,803
Other liabilities	3,610			2,302			2,841
Shareholders' equity	50,792			50,499			37,955
Total liabilities and equity	$588,465			$697,088			$582,551
Net interest income/interest spread		$4,025	2.84%		$5,055	2.92%		$4,904	3.33%
Net yield on earning assets			3.01%			3.11%			3.61%

(1)	Prior year percentages based on actual dollar amounts
(2)	Includes mortgage loans held for sale and nonaccruing loans

Nine Months Ended	Average Balances, Income and Expenses, and Rates
September 30,	2010			2009			2008
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands) (1)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Earning assets:
Loans (2)	$386,276	$17,720	6.13%	$473,583	$21,583	6.09%	$482,495	$25,895	7.17%
Securities, taxable	60,827	1,742	3.83	49,871	1,691	4.53	26,536	1,026	5.16
Securities, nontaxable	59,261	1,904	4.30	38,105	1,327	4.66	30,718	981	4.27
Federal funds sold	-	-	-	685	1	0.26	3,462	54	5.10
Other earning assets	40,347	88	0.29	57,835	105	0.24	4,771	213	5.97
Total earning assets	546,711	21,454	5.25	620,079	24,707	5.33	547,982	28,169	6.87
Non earning assets	56,748			41,700			40,987

Total assets	$603,459			$661,779			$588,969

Liabilities and Shareholders' Equity
Interest-bearing deposits:
Transaction accounts	$38,394	$140	0.49%	$37,052	$160	0.58%	$28,487	$136	0.64%
Savings and money market accounts	106,489	982	1.23	102,779	1,346	1.75	93,318	1,648	2.36
Time deposits	325,166	6,793	2.79	345,579	7,953	3.08	284,303	8,869	4.17
Total interest-bearing deposits	470,049	7,915	2.25	485,410	9,459	2.61	406,108	10,653	3.50
Other interest-bearing liabilities:
Securities sold under agreement to repurchase	788	-	0.00	2,719	1	0.06	7,397	103	1.86
Federal funds purchased	1	-	0.26	27	-	0.82	4,637	115	3.33
Federal Home Loan Bank borrowing	26,613	712	3.57	65,875	1,666	3.38	71,629	2,034	3.80
Junior subordinated debentures	10,310	463	6.01	10,310	452	5.86	10,310	465	6.03
Note payable	-	-	0.00	1,986	35	2.35	3,000	100	4.46
Total other interest-bearing liabilities	37,712	1,175	4.17	80,917	2,154	3.56	96,973	2,817	3.88

Total interest-bearing liabilities	507,761	9,090	2.39	566,327	11,613	2.74	503,081	13,470	3.58%
Noninterest-bearing deposits	43,879			45,349			44,795
Other liabilities	3,857			2,419			3,142
Shareholders' equity	47,962			47,683			37,951
Total liabilities and equity	$603,459			$661,779			$588,969
Net interest income/interest spread		$12,364	2.86%		$13,094	2.59%		$14,699	3.29%
Net yield on earning assets			3.02%			2.82%			3.58%

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

Three Months Ended September 30,	2010 Compared to 2009			2009 Compared to 2008
	Due to increase (decrease) in			Due to increase (decrease) in
(Dollars in thousands)	Volume	Rate	Total	Volume	Rate	Total

Interest income:
Loans	$(1,301)	$(791)	$(2,092)	$(299)	$(191)	$(490)
Securities, taxable	(11)	(128)	(139)	401	(62)	339
Securities, tax exempt	98	(82)	16	211	45	256
Federal funds sold	-	-	-	(21)	(22)	(43)
Other earning assets	(32)	(3)	(35)	21	(52)	(31)
Total interest income	(1,246)	(1,004)	(2,250)	313	(282)	31

Interest expense:
Interest-bearing deposits
Interest-bearing transaction accounts	(4)	(2)	(6)	19	(3)	16
Savings and money market accounts	(1)	(192)	(193)	45	(95)	(50)
Time deposits	(573)	(265)	(838)	896	(626)	270
Total interest-bearing deposits	(578)	(459)	(1,037)	960	(724)	236
Other interest-bearing liabilities
Securities sold under agreement to repurchase	-	-	-	(11)	(12)	(23)
Federal funds purchased	-	-	-	(1)	(2)	(3)
Federal Home Loan Bank borrowings	(227)	33	(194)	(163)	(125)	(288)
Junior subordinated debentures	-	11	11	-	(11)	(11)
Note payable	-	-	-	(16)	(15)	(31)
Total other interest-bearing liabilities	(227)	44	(183)	(191)	(165)	(356)

Total interest expense	(805)	(415)	(1,220)	769	(889)	(120)

Net interest income	$(441)	$(589)	$(1,030)	$(456)	$607	$151

Nine Months Ended September 30,	2010 Compared to 2009			2009 Compared to 2008
	Due to increase (decrease) in			Due to increase (decrease) in
(Dollars in thousands)	Volume	Rate	Total	Volume	Rate	Total

Interest income:
Loans	$(4,004)	$141	$(3,863)	$(471)	$(3,841)	$(4,312)
Securities, taxable	336	(285)	51	803	(138)	665
Securities, tax exempt	687	(110)	577	251	95	346
Federal funds sold	(1)	-	(1)	(24)	(29)	(53)
Other earning assets	(36)	19	(17)	51	(159)	(108)
Total interest income	(3,018)	(235)	(3,253)	610	(4,072)	(3,462)

Interest expense:
Interest-bearing deposits
Interest-bearing transaction accounts	6	(27)	(21)	38	(14)	24
Savings and money market accounts	47	(411)	(364)	154	(456)	(302)
Time deposits	(448)	(711)	(1,159)	1,682	(2,598)	(916)
Total interest-bearing deposits	(395)	(1,149)	(1,544)	1,874	(3,068)	(1,194)
Other interest-bearing liabilities
Securities sold under agreement to repurchase	-	(1)	(1)	(41)	(61)	(102)
Federal funds purchased	-	-	-	(65)	(50)	(115)
Federal Home Loan Bank borrowings	(1,044)	90	(954)	(155)	(213)	(368)
Junior subordinated debentures	-	11	11	-	(13)	(13)
Note payable	(17)	(18)	(35)	(27)	(38)	(65)
Total other interest-bearing liabilities	(1,061)	82	(979)	(288)	(375)	(663)

Total interest expense	(1,456)	(1,067)	(2,523)	1,586	(3443)	(1,857)

Net interest income	$(1,562)	$832	$(730)	$(976)	$(629)	$(1.605)

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

Additions to the allowance for loan losses, which are expensed as the provision for loan losses on our statement of operations, are made periodically to maintain the allowance at an appropriate level based on management’s analysis of the potential risk in the loan portfolio.  Loan losses and recoveries are charged or credited directly to the allowance.  The amount of the provision is a function of the level of loans outstanding, the level of nonperforming loans, historical loan loss experience, the amount of loan losses actually charged against the reserve during a given period, and current and anticipated economic conditions.

The allowance represents an amount which management believes will be adequate to absorb inherent losses on existing loans that may become uncollectible.  Our judgment as to the adequacy of the allowance for loan losses is based on a number of assumptions about future events, which we believe to be reasonable, but which may or may not prove to be accurate. Our determination of the allowance for loan losses is based on regular evaluations of the collectability of loans, including consideration of factors such as the balance of impaired loans, the quality, mix, and size of our overall loan portfolio, economic conditions that may affect the borrower’s ability to repay, the amount and quality of collateral securing the loans, our historical loan loss experience, and a review of specific problem loans. We also consider subjective issues such as changes in our lending policies and procedures, changes in the local and national economy, changes in volume or type of credits, changes in the volume or severity of problem loans, quality of loan review and board of director oversight, concentrations of credit, and peer group comparisons.

More specifically, in determining our allowance for loan losses, we regularly review loans for specific and impaired reserves based on the appropriate impairment assessment methodology. Pooled reserves are determined using historical loss trends measured over an eight quarter rolling average applied to risk rated loans grouped by Federal Financial Examination Council (“FFIEC”) call code and segmented by impairment status. The pooled reserves are calculated by applying the appropriate historical loss ratio to the loan categories. Impaired loans greater than a minimum threshold established by management are excluded from this analysis. The sum of all such amounts determines our pooled reserves.

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

After risk grading each loan, we then segment the portfolio by FFIEC call code groupings, separating out substandard or impaired loans.  The remaining loans are grouped into “performing loan pools.”  The loss history for each performing loan pool is measured over a specific period of time to create a loss factor. The relevant look back period is determined by the bank, regulatory guidance, and current market events. The loss factor is then applied to the pool balance and the reserve per pool calculated.  Loans deemed to be substandard but not impaired are segregated and a loss factor is applied to this pool as well.  Finally, impaired loans are segmented based upon size; smaller impaired loans are pooled and a loss factor applied, while larger impaired loans are assessed individually using the appropriate impairment measuring methodology.  Finally, five qualitative factors are utilized to assess economic and other trends not currently reflected in the loss history. These factors include concentration of credit across the portfolio, the experience level of management and staff, effects of changes in risk selection and underwriting practice, industry conditions and the current economic and business environment.  A quantitative value is assigned to each of the five factors, which is then applied to the performing loan pools. Negative trends in the loan portfolio increase the quantitative values assigned to each of the qualitative factors and, therefore, increase the reserve.  For example, as general economic and business conditions decline, this qualitative factor’s quantitative value will increase, which will increase reserve requirement for this factor.  Similarly, positive trends in the loan portfolio, such as improvement in general economic and business conditions, will decrease the quantitative value assigned to this qualitative factor, thereby decreasing the reserve requirement for this factor.  These factors are reviewed and updated by our risk management committee on a regular basis to arrive at a consensus for our qualitative adjustments.

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

As of September 30, 2010 and 2009, the allowance for loan losses was $6,819,964 and $7,835,814 respectively, a decrease of $1,015,850, or 12.96%, from the 2009 allowance.  However, as a percentage of total loans, the allowance for loan losses was 1.87% and 1.83% at September 30, 2010 and 2009, respectively.  The decrease in the allowance for loan losses was driven by the significant reduction of our loan portfolio, while we continue to charge off loan losses once they are identified.  At September 30, 2010 compared to September 30, 2009, our loan portfolio was $63,272,551 or 14.79% lower.  See “Loans” below for additional information regarding our asset quality and loan portfolio.

For the third quarter of 2010 and 2009, the provision for loan losses was $1,475,751 and $3,266,449, respectively, a decrease of $1,790,698, or 54.82%.  The provision for loan losses was $3,541,650 and $8,122,271 for the nine months ended September 30, 2010 and 2009, respectively.  This represents a decrease of $4,580,621, or 56.40%.  The decrease in the provision for loan losses for both periods is primarily attributable to the stabilization of the credit quality of our loan portfolio in recent months and to the reduction in the volume of our loans outstanding over the first several months of 2010.

We believe the allowance for loan losses at September 30, 2010, is adequate to meet potential loan losses inherent in the loan portfolio, and, as described earlier, maintain the flexibility to adjust the allowance should our local economy and loan portfolio either improve or decline over the balance of 2010.

Noninterest Income

The following table sets forth information related to our noninterest income.

	Nine months ended		Three months ended
	September 30,		September 30,
	2010	2009	2010	2009

Service fees on deposit accounts	$1,378,482	$1,430,484	$466,792	$495,390
Gain on sale of mortgage loans	597,653	2,017,670	217,190	803,133
Gain on sale of securities available-for-sale	803,398	1,875,486	801,797	846,027
Other income	1,050,200	1,146,928	342,857	303,292

Total noninterest income	$3,829,733	$6,470,568	$1,828,636	$2,447,842

Noninterest income decreased $619,206, or 23.30%, to $1,828,636 for the third quarter of 2010 from $2,447,842 for the third quarter of 2009.  For the nine months ended September 30, 2010, noninterest income decreased $2,640,835, or 40.81% to $3,829,733 from $6,470,568 for the comparable 2009 period.  Due to the weak demand for mortgage loans and the bottoming out of residential mortgages being refinanced because of low interest rates, our gain on the sale of mortgage loans were $585,943 and $1,420,017 lower for the three and nine months ended September 30, 2010, compared to the comparable 2009 periods.  Additionally, the decrease in our noninterest income for the nine months ended September 30, 2010 compared to September 30, 2009, was negatively impacted by the decline of $1,072,088 in our gain on sale of securities available-for-sale.

Noninterest Expense

Total noninterest expense for the three months ended September 30, 2010, was $5,223,371, an increase of $122,521, or 2.40% from the three months ended September 30, 2009.  For the nine months ended September 30, 2010 and 2009, noninterest expense totaled $14,171,479 and $14,595,544, respectively, equating to a decline of $424,065, or 2.91% for 2010 compared to 2009.

For the quarter ended September 30, 2010, compared to the quarter ended September 30, 2009, salaries and employee benefits decreased $144,706, or 5.57%, while all other major categories of noninterest expense increased $267,227, or 10.68%.

For the nine months ended September 30, 2010, compared to the nine months ended September 30, 2009, salaries and employee benefits decreased $803,804, or 10.15%, while all other major categories of noninterest expense increased $379,739, or 5.69%.

For the three and nine months ended the decrease in salaries and employee benefits is mainly attributable to the significant decline in mortgage salary commission expense due to the decline in the demand for residential mortgages, while the increase in all other major categories of noninterest expense is largely attributable to the increase in the expenses relating to our foreclosed properties.

Our income tax provision for the three and nine months ended September 30, 2010, consists of a tax benefit of $534,977 and $1,259,612, respectively, compared to $532,988 and $1,681,227, respectively for the comparable 2009 periods.  The decrease in the tax benefit for both periods is attributable to the reduction of the net operating loss incurred before our income tax provision and to the relationship of our non-taxable income generated from investments in bank owned life insurance and tax-exempt municipal bonds to our net loss before income taxes.

Balance Sheet Review

General

At September 30, 2010, we had total assets of $580.0 million, consisting principally of $364.4 million in loans, $94.9 million in investments, and $60.4 million in cash and due from banks.  Our liabilities at September 30, 2010 totaled $528.9 million, which consisted principally of $488.2 million in deposits, $26.0 million in Federal Home Loan Bank (“FHLB”) advances, and $11.2 million in other borrowings.  At September 30, 2010, our shareholders’ equity was $51.1 million.

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

Investment Securities

The investment securities portfolio, which is also a component of our total earning assets, consists of securities available-for-sale and nonmarketable equity securities.

At September 30, 2010 and December 31, 2009, we had investment securities totaling $94,928,946 and $126,760,844, respectively, which represented 16.37% and 19.63% of our total assets, respectively.

At September 30, 2010, nonmarketable equity securities consist of FHLB and Community Bankers Bank stock, which are recorded at their original cost of $4,467,200 and $58,100, respectively.  At December 31, 2009, nonmarketable equity securities consist of FHLB stock of $4,812,000.

The amortized costs and the fair value of our securities available-for-sale at September 30, 2010 and December 31, 2009 are shown in the following table.
	September 30, 2010		December 31,2009
	Amortized		Amortized
	Cost	Estimated	Cost	Estimated
	(Book Value)	Fair Value	(Book Value)	Fair Value
Government sponsored enterprises	$5,094	$5,283	$3,021,782	$3,011,366
Mortgage-backed securities	37,521,038	38,553,561	59,324,978	58,132,671
Municipal securities	49,820,036	51,804,177	61,300,256	60,737,192
Other	200,000	40,625	218,750	67,515

	$87,546,168	$90,403,646	$123,865,766	$121,948,744

At September 30, 2010, securities classified as available-for-sale are recorded at fair market value.  All of the unrealized losses at September 30, 2010, consisted of five individual securities that had been in a continuous loss position for twelve months or more. We believe that the deterioration in value is attributable to changes in market interest rates and not in credit quality and consider these losses temporary.  We do not intend to sell these securities and it is more likely than not that we will not be required to sell these securities before recovery of their amortized costs.  We evaluate investment securities in a loss position based on length of impairment, severity of impairment and other factors.

An impairment loss of $18,750 was recognized during the nine months ended September 30, 2010.  We determined that the our investment in Beach First National Bancshares, Inc. was worthless, since that Company’s bank subsidiary was taken into receivership by the Federal Deposit Insurance Corporation in April 2010.

Securities Available-for-Sale Maturity Distribution and Yields

Contractual maturities and yields on our available for sale securities at September 30, 2010 are shown in the following table.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	After One But		After Five But
September 30, 2010	Within Five Years		Within Ten Years		After Ten Years		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. government agencies and corporations	$5	6.31%	$-	-%	$-	-%	$5	6.31%
Municipals (1)	3,619	6.19	22,322	6.59	25,863	6.80	51,804	6.40
Total securities (2)	$3,624	6.19%	$22,322	6.59%	$25,863	6.80%	$51,809	6.67%

(1)	Yields are based on a tax equivalent basis of 34%.
(2)	Excludes mortgage-backed securities totaling $38,553,560 with a yield of 4.27% and other equity securities totaling $40,625.

Loans

Loans, including loans held for sale, are our largest category of earning assets and typically provide higher yields than the other types of earning assets.  Associated with the higher loan yields are the inherent credit and liquidity risks which management attempts to control and counterbalance.  For the nine months ended September 30, 2010 and 2009, average loans, including mortgage loans held for sale, were $386,276,022 and $473,583,342, respectively, a decrease of $87,307,320, or 18.44%.  At September 30, 2010, total loans were $367,613,025 compared to $411,728,010 at December 31, 2009, a decrease of $44,114,985, or 10.71%.  Excluding loans held for sale, loans were $364,399,841 at September 30, 2010, compared to $406,627,401 at December 31, 2009, a decrease of $42,227,560, or 10.38%. This decrease is the result of the economic downturn in our markets that caused the volume of credit worthy new loan customers to decrease.

The following table sets forth the composition of the loan portfolio, excluding loans held for sale, by category at the dates indicated and highlights our emphasis on all types of lending.

The following table summarizes the composition of our loan portfolio at September 30, 2010 and December 31, 2009.

	September 30,	% of	December 31,	% of
	2010	Total	2009	Total
Mortgage loans on real estate
Residential 1-4 family	$54,073,239	14.84%	$57,539,371	14.15%
Multifamily	10,063,978	2.76	9,962,625	2.45
Commercial	153,939,666	42.24	169,933,348	41.79
Construction	65,514,912	17.98	77,566,504	19.08
Second mortgages	4,097,047	1.13	4,746,686	1.17
Equity lines of credit	29,088,806	7.98	31,596,471	7.77
Total mortgage loans	316,777,648	86.93	351,345,005	86.41
Commercial and industrial	40,857,460	11.21	45,887,237	11.28
Consumer	6,301,018	1.73	7,942,668	1.95
Other, net	463,715	0.13	1,452,491	0.36

Total loans	$364,399,841	100.00%	$406,627,401	100.00%

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

The largest component of our loan portfolio is real estate mortgage loans that are secured by residential and nonresidential properties but does not include real estate construction loans.  At September 30, 2010, real estate mortgage loans totaled $251,262,736 and represented 68.95% of the total loan portfolio, compared to $273,778,501, or 67.33%, at December 31, 2009.

Residential mortgage loans totaled $97,323,071 at September 30, 2010, and represented 26.71% of the total loan portfolio, compared to $103,845,153 and 25.54%, respectively, at December 31, 2009.  Residential real estate loans consist of first and second mortgages on single or multi-family residential dwellings.  Nonresidential mortgage loans, which include commercial loans and other loans secured by multi-family properties and farmland, totaled 153,939,666 at September 30, 2010, compared to $169,933,348 at December 31, 2009.  This represents a decrease of $15,993,682, or 9.41%, from the December 31, 2009 balance. Real estate construction loans were $65,514,912 and $77,566,504 at September 30, 2010 and December 31, 2009, respectively, and represented 17.98% and 19.08% of the total loan portfolio, respectively.  Currently, the demand for all types of real estate mortgage loans in our market area is very weak.

Commercial and industrial loans decreased $5,029,777, or 10.96%, to $40,857,460 at September 30, 2010, from $45,887,237 at December 31, 2009.  The decrease is mainly due to the economic downturn in our markets that caused the demand for these types of loans to decrease.

Our loan portfolio is also comprised of consumer loans.  Consumer loans decreased $2,630,426, or 28.00%, to $6,764,733 at September 30, 2010, from $7,942,668 at December 31, 2009.

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

The following table summarizes the loan maturity distribution by type and related interest rate characteristics at September 30, 2010.

Loan Maturity Schedule and Sensitivity to Changes in Interest Rates

September 30, 2010		Over
(Dollars in thousands)		One Year
	One Year or	Through	Over Five
	Less	Five Years	Years	Total

Commercial and industrial	$58	$37,141	$3,658	$40,857
Real estate	10,979	238,612	67,187	316,778
Consumer and other	474	4,545	1,746	6,765

	$11,511	$280,298	$72,591	$364,400

Loans maturing after one year with:
Fixed interest rates				$177,495
Floating interest rates				175,394

				$352,889

Activity in the Allowance for Loan Losses

The following table summarizes the activity related to our allowance for loan losses for the nine months ended September 30, 2010 and 2009.

	September 30,
(Dollars in thousands)	2010	2009

Balance, January 1	$9,801	$8,224
Loans charged off:
Real estate – construction	3,899	5,079
Real estate – mortgage	4,105	2,869
Commercial and industrial	1,392	1,434
Consumer and other	104	149
Total loan losses	9,500	9,531

Recoveries of previous loan losses:
Real estate – construction	1,186	978
Real estate – mortgage	1,195	1
Commercial and industrial	432	24
Consumer and other	164	18
Total recoveries	2,977	1,021

Net charge-offs	6,523	8,510

Provision for loan losses	3,542	8,122

Balance, September 30	$6,820	$7,836

Total loans outstanding, end of period	$364,400	$427,672

Allowance for loan losses to loans outstanding	1.87%	1.83%

Risk Elements in the Loan Portfolio

Nonperforming Assets - At September 30, 2010 and 2009, loans totaling $21,117,115 and $25,012,396, respectively, were in nonaccrual status, total loans of $1,914,740, and $331,832, respectively, were 90 days or more overdue and still accruing interest.

The following table shows the nonperforming assets, percentages of net charge-offs, and the related percentage of allowance for loan losses for the three months ended September 30, 2010 and 2009.

(Dollars in thousands)	2010	2009

Loans over 90 days past due and still accruing	$1,915	$332

Loans on nonaccrual:
Real Estate Construction	14,449	15,341
Real Estate Mortgage	5,877	8,820
Commercial	785	470
Consumer	6	381
Total nonaccrual loans	21,117	25,012

Total of nonperforming loans	23,032	25,344

Other real estate owned	12,742	7,144

Total nonperforming assets	$35,774	$32,488

Percentage of nonperforming assets to total loans	9.82%	7.60%
Percentage of nonperforming loans to total loans	6.32%	5.93%
Allowance for loan losses as a percentage of non-performing loans	29.61%	30.92%

Generally, loans are placed on nonaccrual status if principal or interest payments become 90 days past due and/or we deem the collectability of the principal and/or interest to be doubtful.  Once a loan is placed in nonaccrual status, all previously accrued and uncollected interest is reversed against interest income.  Interest income on nonaccrual loans is recognized on a cash basis when the ultimate collectability is no longer considered doubtful.  Loans are returned to accrual status when the principal and interest amounts contractually due are brought current and future payments are reasonably assured.  All nonaccruing loans at September 30, 2010 and 2009 were included in our classification of impaired loans at those dates.

Impaired loans – We consider all loans in nonaccrual status to be impaired.  At September 30, 2010, we had impaired loans totaling $22,656,818, as compared to $45,793,350 at September 30, 2009.  The significant reduction in impaired loans is due mainly to the removal of approximately $30,000,000 of loans from the impaired loan classification.  Historically, we considered all loans identified as “substandard” assets to be “impaired” assets.  A regulatory external audit identified the need to separate these categories per the actual regulatory definition for each classification.  A bank asset may meet the definition of “substandard” while not also meeting the definition of “impaired.”  However, all assets meeting the definition of “impaired” are automatically “substandard.”  Accordingly, we evaluated those loans identified as substandard and separated “substandard” assets from “substandard and impaired” assets.  The evaluation revealed that approximately $30,000,000 of assets considered substandard did not meet the requirements to be considered impaired.  Additionally, during the first nine months of 2010 we charged off approximately $5,800,000 in impaired loans.  Included in the impaired loans at September 30, 2010 were eight borrowers that accounted for approximately 67.37% of the total amount of the impaired loans at that date.  These loans were primarily commercial real estate loans isolated to the coastal regions of South Carolina.  Impaired loans, as a percentage of total loans, were 6.22% at September 30, 2010.

During the first nine months of 2010, the average investment in impaired loans was $27,970,625 as compared to $42,248,286 for the first nine months of 2009.  Impaired loans with a specific allocation of the allowance for loan losses totaled $17,565,960 and $24,378,083 at September 30, 2010 and 2009, respectively.  The amount of the specific allocation at September 30, 2010 and 2009 was $397,786 and $3,008,332, respectively.

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

Deposits and Other Interest-Bearing Liabilities

Average interest-bearing liabilities decreased $58,566,509, or 10.34%, to $507,761,100 for the nine months ended September 30, 2010, from $566,327,609 for the nine months ended September 30, 2009.

Deposits

For the nine months ended September 30, 2010 and 2009, average total deposits were $513,927,651 and $530,759,028, respectively, which is a decrease of $16,381,377, or 3.17%.  At September 30, 2010 and December 31, 2009, total deposits were $488,215,775 and $552,762,979, respectively, a decrease of $64,547,204, or 11.68%.

Average interest-bearing deposits decreased $15,360,861, or 3.16%, to $470,049,111 for the nine months ended September 30, 2010, from $485,409,972 for the nine months ended September 30, 2009.

The average balance of non-interest bearing deposits decreased $1,470,215, or 3.24%, to $43,878,841 for the nine months ended September 30, 2010, from $45,349,056 for the nine months ended September 30, 2009.

The following table shows the average balance amounts and the average rates paid on deposits held by us for the nine months ended September 30, 2010 and 2009.

	2010		2009
	Average	Average	Average	Average
	Amount	Rate	Amount	Rate

Noninterest bearing demand deposits	$43,878,840	0.00%	$45,349,056	0.00%
Interest bearing demand deposits	38,393,935	0.49	37,051,911	0.58
Savings accounts	106,488,937	1.23	102,778,863	1.75
Time deposits	325,166,239	2.79	345,579,198	3.08

	$513,927,951	2.06%	$530,759,028	2.38%

Core deposits, which exclude time deposits of $100,000 or more, provide a relatively stable funding source for our loan portfolio and other earning assets.  Our core deposits were $381,911,516 and $357,416,788 at September 30, 2010 and December 31, 2009, respectively.  This equates to an increase in core deposits of $24,494,728, or 6.85%.  As our loan demand declined, we correspondently lowered our rates for time deposits, especially those under $100,000.  This is the primary reason why our time deposits under $100,000 declined by $38,064,847 from December 31, 2009 to September 30, 2010.

Included in time deposits $100,000 and over, at September 30, 2010 and December 31, 2009 are brokered time deposits of $111,929,000 and $124,468,000, respectively.  In accordance with our asset/liability management strategy, we do not intend to renew or replace the outstanding brokered deposits at September 30, 2010, when they mature.  In comparing September 30, 2010 with September 30, 2009, we have reduced our brokered time deposits by $15,700,000.

Deposits, and particularly core deposits, have been our primary source of funding and have enabled us to meet successfully both our short-term and long-term liquidity needs.  We anticipate that such deposits will continue to be our primary source of funding in the future.  Our loan-to-deposit ratio was 74.64% on September 30, 2010, and 73.56% at December 31, 2009.

All of our time deposits are certificates of deposits.  The maturity distribution of our time deposits of $100,000 or more at September 30, 2010 was as follows:
September 30,
2010

Three months or less	$19,938,921
Over three through twelve months	49,019,383
Over one year through three years	70,720,039
Over three years	31,173,120

Total	$170,851,463

Borrowings

The following table outlines our various sources of borrowed funds during the nine months ended September 30, 2010 and the year ended December 31, 2009, the amounts outstanding at the end of each period, at the maximum point for each component during the periods and on average for each period, and the average interest rate that we paid for each borrowing source.  The maximum month-end balance represents the high indebtedness for each component of borrowed funds at any time during each of the periods shown.
	Maximum
	Outstanding	Weighted
	at any	Average	Average	Ending	Period
(Dollars in thousands)	Month End	Balance	Interest Rate	Balance	End Rate

At or for the nine months ended September 30, 2010

Securities sold under agreement to repurchase	$934	$789	-%	$920	0.25%
Advances from Federal Home Loan Bank	27,010	26,613	3.57	26,000	3.89
Federal funds purchased	1	1	0.26	-	-
Junior subordinated debentures	10,310	10,310	6.01	10,310	5.93

	Maximum
	Outstanding	Weighted
	at any	Average	Average	Ending	Period
(Dollars in thousands)	Month End	Balance	Interest Rate	Balance	End Rate

At or for the year ended December 31, 2009

Securities sold under agreement to repurchase	$7,664	$2,262	0.05%	$598	0.25%
Advances from Federal Home Loan Bank	93,500	59,800	3.57	34,000	3.17
Federal funds purchased	11,482	21	0.82	-	-
Note payable	6,950	1,485	2.01	-	-
Junior subordinated debentures	10,310	10,310	5.95	10,310	5.93

Capital Resources

Total shareholders' equity at September 30, 2010 and December 31, 2009 was $51,110,252 and $45,223,827, respectively.  The $5,886,425 increase during the first nine months of 2010 resulted primarily from the increase in accumulated other comprehensive income of $3,157,110, issuance of $2,293,000 of Series C Preferred Stock, and issuance of $1,202,264 of common stock.

The following table shows the return on average assets (net income divided by average total assets), return on average equity (net income divided by average equity), and equity to assets ratio (average equity divided by average total assets) for the three months ended September 30, 2010 and 2009.  Since our inception, we have not paid cash dividends on our common stock.

	September 30,
	2010	2009

Return on average assets	(0.06)%	(0.30)%
Return on average equity	(0.72)%	(4.13)%
Average equity to average assets ratio	7.95%	7.21%

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

The following table sets forth the holding company's and the bank's various capital ratios at September 30, 2010 and at December 31, 2009.  For all periods, the bank was considered "well capitalized" and the holding company met or exceeded its applicable regulatory capital requirements.

	September 30, 2010		December 31, 2009
	Holding		Holding
	Company	Bank	Company	Bank

Tier 1 capital (to risk-weighted assets)	13.38%	11.95%	11.52%	10.75%

Total capital (to risk-weighted assets)	14.63%	13.20%	12.78%	12.01%

Leverage or Tier 1 capital (to total average assets)	9.77%	8.71%	8.25%	7.69%

Effect of Inflation and Changing Prices

The effect of relative purchasing power over time due to inflation has not been taken into account in our consolidated financial statements.  Rather, our financial statements have been prepared on a historical cost basis in accordance with generally accepted accounting principles.

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

Off-Balance Sheet Risk

Through our operations, we have made contractual commitments to extend credit in the ordinary course of its business activities.  These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time.  At September 30, 2010 we had issued commitments to extend credit of $32.9 million and standby letters of credit of $2.2 million through various types of commercial lending arrangements. Approximately $29.4 million of these commitments to extend credit had variable rates.

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at September 30, 2010:
			After
		After One	Three
		Through	Through		Greater
	Within One	Three	Twelve	Within One	Than
(Dollars in thousands)	Month	Months	Months	Year	One Year	Total
Unused commitments to extend credit	$2,321	$21	$5,635	$7,977	$24,972	$32,949
Standby letters of credit	30	490	1,647	2,167	26	2,193

Totals	$2,351	$511	$7,282	$10,144	$24,998	$35,142

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

We were asset sensitive during most of the year ended December 31, 2009 and during the nine months ended September 30, 2010.  As of September 30, 2010, we expect to be liability sensitive for the next nine months because a majority of our deposits reprice over a 12-month period.  Approximately 51% of our loans were variable rate loans at September 30, 2010.  The ratio of cumulative gap to total earning assets after 12 months was (24.38%) because $127.1 million more assets will reprice in a 12 month period than liabilities.   However, our gap analysis is not a precise indicator of our interest sensitivity position.  The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally.  For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but those rates are viewed by us as significantly less interest-sensitive than market-based rates such as those paid on noncore deposits.  Net interest income may be affected by other significant factors in a given interest rate environment, including changes in the volume and mix of interest-earning assets and interest-bearing liabilities.

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

At September 30, 2010, our liquid assets, consisting of cash and cash equivalents due from banks amounted to $60.4 million, or 10.42% of total assets.  Our investment securities, excluding nonmarketable securities, at September 30, 2010 amounted to $90.4 million, or 15.59% of total assets.  Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner.  However, $46.7 million of these securities were pledged as collateral to secure public deposits and borrowings at of September 30, 2010.  At December 31, 2009, our liquid assets amounted to $53.3 million, or 8.26% of total assets.  Our investment securities, excluding nonmarketable securities, at December 31, 2009 amounted to $121.9 million, or 18.89% of total assets.  However, $115.3 million of these securities were pledged.

Our ability to maintain and expand our deposit base and borrowing capabilities serves as our primary source of liquidity.  Over the past nine months we have reduced wholesale funding by $20 million.  It is our goal to reduce total wholesale funding by an additional $10 million by year-end 2010.  We plan to meet our future cash needs through the liquidation of temporary investments, the generation of deposits, and from additional borrowings.  In addition, we will receive cash upon the maturity and sale of loans and the maturity of investment securities. During most of 2009 and the first nine months of 2010, as a result of historically low rates that were being earned on short-term liquidity investments, we maintained a lower than normal level of short-term liquidity securities. In addition, we maintain two federal funds purchased lines of credit with correspondent banks giving us credit availability totaling approximately $11.0 million for which there were no borrowings against the lines at September 30, 2010.  Also, we are a member of the Federal Home Loan Bank of Atlanta, from which applications for borrowings can be made for leverage purposes.  The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the bank be pledged to secure any advances from the FHLB. We have an available line to borrow funds from the Federal Home Loan Bank up to 30% of the Bank’s total assets, which provide additional available funds of $14.2 million at September 30, 2010.  At September 30, 2010 the bank had $26 million outstanding in FHLB advances.  We believe that sources described above will be sufficient to meet our future liquidity needs.

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

Interest Sensitivity Analysis

The following table sets forth information regarding our rate sensitivity as of September 30, 2010 for each of the time intervals indicated. The information in the table may not be indicative of our rate sensitivity position at other points in time.  In addition, the maturity distribution indicated in the table may differ from the contractual maturities of the earning assets and interest-bearing liabilities presented due to consideration of prepayment speeds under various interest rate change scenarios in the application of the interest rate sensitivity methods described above.

September 30, 2010
		After One	Three		Greater Than
		Through	Through		One Year or
	Within One	Three	Twelve	Within One	Non-
(Dollars in thousands)	Month	Months	Months	Year	Sensitive	Total

Assets
Interest-earning assets
Interest-bearing deposits in other banks	$57,715	$-	$-	$57,715	$-	$57,715
Loans (1)	40,906	37,146	65,381	143,433	224,180	367,613
Securities, taxable	-	-	-	-	38,599	38,599
Securities, nontaxable	-	-	-	-	51,804	51,804
Nonmarketable securities	4,525	-	-	4,525	-	4,525
Time Deposits in other banks	-	-	100	100	-	100
Total earning assets	103,146	37,146	65,481	205,773	314,583	520,356

Liabilities
Interest-bearing liabilities
Interest-bearing deposits:
Demand deposits	37,563	-	-	37,563	-	37,563
Savings deposits	113,914	-	-	113,914	-	113,914
Time deposits	19,698	32,934	114,858	167,490	127,077	294,567
Total interest-bearing deposits	171,175	32,934	114,858	318,967	127,077	446,044
Federal Home Loan Bank Advances	-	13,000	-	13,000	13,000	26,000
Junior subordinated debentures	-	-	-	-	10,310	10,310
Repurchase agreements	920	-	-	920	-	920
Total interest-bearing liabilities	172,095	45,934	114,858	332,887	150,387	483,274

Period gap	$(68,949)	$(8,788)	$(49,377)	$(127,114)	$164,196

Cumulative gap	$(68,949)	$(77,737)	$(127,114)	$(127,114)	$37,082

Ratio of cumulative gap to total earning assets	(13.22)%	(14.91)%	(24.38)%	(24.38)%	7.13%
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

We will be subject to regulatory commitments that could have a material negative effect on our business, operating flexibility, financial condition and the value of our common stock.  In addition, addressing these commitments will require significant time and attention from our management team, which may increase our costs, impede the efficiency of our internal business processes and adversely affect our profitability in the near-term.

In late August 2010, the Bank entered into a Memorandum of Understanding (the “Memorandum”) with its primary regulators, the FDIC and the South Carolina Commissioner of Banks (the “Commissioner”), in late August 2010. Through the completion of the Memorandum, the Bank, the FDIC and the Commissioner have agreed as to certain areas of the Bank’s operations that warrant improvement and a plan for making those improvements. The Memorandum requires the Bank to review and revise various policies and procedures, including those associated with concentration management, the allowance for loan and lease losses, liquidity management, criticized assets, credit administration and capital.

Similarly, on the basis of the same examination by the FDIC and the South Carolina Commissioner of Banks, the Federal Reserve Bank of Richmond (the “Federal Reserve”) has indicated its intention to request that the Company enter into a separate regulatory agreement (the “Federal Reserve Memorandum”); the Company’s Board anticipates entering into the Federal Reserve Memorandum during the fourth quarter of 2010.  While the Federal Reserve Memorandum provides for many of the same measures suggested by the Memorandum already in place for the Bank, the Federal Reserve Memorandum will likely require that the Company seek pre-approval prior to the payment of dividends or other interest payments relating to its securities.

Until the Company is no longer subject to the memorandum proposed by the Federal Reserve, it will likely be required to seek regulatory approval prior to paying scheduled dividends on its preferred stock and trust preferred securities, including the Series A and Series B Preferred Stock issued to the Treasury as part of our participation in the TARP CPP, as well as the Series C Preferred Stock issued as part of a private offering earlier this year.  This provision will also likely apply to the Company’s common stock, although, to date, the Company has not elected to pay a cash dividend on its shares of common stock.  As a result, it is possible that while the Company is subject to the Federal Reserve Memorandum that it will be unable to pay dividends or interest payments on any class of its currently outstanding securities or subordinated debt.

Further, should the Bank and/or the Company fail to comply with the provisions of each respective memorandum, it could result in further enforcement actions by the FDIC, the Federal Reserve, and/or the Commissioner.  While we to take such actions as may be necessary to comply with the requirements of the memoranda, there can be no assurance that we will be able to comply fully with the provisions of either Memorandum, or that efforts to comply with the memoranda will not have adverse effects on the operations and financial condition of the Company and the Bank.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	The following stock repurchases were made during the period covered by this report in connection with administration of the Company’s employee stock ownership plan.
Total
			Number of	Maximum
			Shares	Number of
			Purchased as	Shares that
			Part of	May Yet Be
	Total		Publicly	Purchased
	Number of	Average	Announced	Under the
	Shares	Price Paid	Plans or	Plans or
Period	Purchased	per Share	Programs	Programs
July 1, 2010 – July 31, 2010	-	$-	-	-
August 1, 2010 – August 31, 2010	33	$4.30	-	-
September 1, 2010 – September 30, 2010	-	$-	-	-
	33	$4.30	-	-

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 6. Exhibits

Exhibit Number	Exhibit
31.1	Certification pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended.
31.2	Certification pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST RELIANCE BANCSHARES, INC.

Date: November 11, 2010	By:	/s/ F.R. SAUNDERS, JR
F. R. Saunders, Jr.
President & Chief Executive Officer

Date: November 11, 2010	By:	/s/ JEFFERY A. PAOLUCCI
Jeffery A. Paolucci
Senior Vice President and Chief Financial Officer