Form 10-K
period 2010-12-31
FIRST RELIANCE BANCSHARES INC
filed 2011-03-29
CIK 1172102

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010
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
Yes ☐   No ☒

The aggregate market value of the registrant’s outstanding common stock held by nonaffiliates of the registrant as of June 30, 2010 was approximately $12.7 million, based on the registrant’s closing sales price of $3.10 as reported on the Over-the Counter Bulletin Board on June 30, 2010.  There were 4,101,052 shares of the registrant’s common stock outstanding as of March 17, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated

Annual Report to Shareholders for the Year Ended December 31, 2010	Part II
Proxy Statement for the Annual Meeting of Shareholders to be held June 17, 2011	Part III

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of our statements contained in this Annual Report, including, without limitation, matters discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements relate to future events or the future financial performance of First Reliance Bancshares, Inc. (the “Company”) or its wholly-owned subsidiary, First Reliance Bank (the “Bank” or “First Reliance”), and include statements about the competitiveness of the banking industry, potential regulatory obligations, our entrance and expansion into other markets, our other business strategies and other statements that are not historical facts. Forward-looking statements are not guarantees of performance or results. When we use words like “may,” “plan,” “contemplate,” “anticipate,” “believe,” “intend,” “continue,” “expect,” “project,” “predict,” “estimate,” “could,” “should,” “would,” “will,” and similar expressions, you should consider them as identifying forward-looking statements, although we may use other phrasing. These forward-looking statements involve risks and uncertainties and are based on our beliefs and assumptions, and on the information available to us at the time that these disclosures were prepared.

These forward-looking statements involve risks and uncertainties and may not be realized due to a variety of factors, including, but not limited to the following:

•	deterioration in the financial condition of borrowers resulting in significant increases in loan losses and provisions for those losses;

•	changes in loan underwriting, credit review or loss reserve policies associated with economic conditions, examination conclusions, or regulatory developments;

•	the failure of assumptions underlying the establishment of reserves for possible loan losses;

•
changes in political and economic conditions, including the political and economic effects of the current economic downturn and other major developments, including the ongoing war on terrorism and political unrest in the Middle East;

•
changes in financial market conditions, either internationally, nationally or locally in areas in which the Company conducts its operations, including, without limitation, reduced rates of business formation and growth, commercial and residential real estate development, and real estate prices;

•	the Company’s ability to comply with any requirements imposed on it or the Bank by their respective regulators, and the potential negative consequences that may result;

•	fluctuations in markets for equity, fixed-income, commercial paper and other securities, which could affect availability, market liquidity levels, and pricing;

•	governmental monetary and fiscal policies, as well as legislative and regulatory changes;

•
the Company’s participation or lack of participation in governmental programs implemented under the Emergency Economic Stabilization Act (the “EESA”) and the American Recovery and Reinvestment Act (the “ARRA”), including, without limitation, the CPP administered under the Troubled Asset Relief Program, and the Temporary Liquidity Guarantee Program (the “TLGP”) and the impact of such programs and related regulations on the Company and on international, national, and local economic and financial markets and conditions;

•
the Company’s lack of participation in a “stress test” under the Federal Reserve’s Supervisory Capital Assessment Program; the diagnostic and stress testing we conducted differs from that administered under the Supervisory Capital Assessment Program, and the results of our test may be inaccurate;

•
the impact of the EESA and the ARRA and related rules and regulations on the business operations and competitiveness of the Company and other participating American financial institutions, including the impact of the executive compensation limits of these acts, which may impact the ability of the Company to retain and recruit executives and other personnel necessary for their businesses and competitiveness;

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

According to United States Census Bureau estimates, in 2009, Florence County had an estimated population of 134,208.  Florence County, which covers approximately 805 square miles, is located in the eastern portion of South Carolina and is bordered by Darlington, Marlboro, Dillon, Williamsburg, Marion, Clarendon, Sumter, and Lee Counties.  Florence County has a number of large employers, including, Wellman, Inc., Honda, Nan Ya Plastics, ESAB, QVC US, Monster.com, McLeod Regional Medical Center, and Carolinas Medical Center.  The principal components of the economy of Florence County are the wholesale and retail trade sector, the manufacturing sector, the services sector and the financial, insurance and real estate sector.

According to the United States Census Bureau, Lexington County had an estimated population in 2009 of 255,607.  The primary market area is the City of Lexington and the surrounding areas of Lexington County, South Carolina.  Lexington County is centrally located in the Midlands of South Carolina just outside the capital city in Columbia and is bordered by Richland, Newberry, Saluda, Aiken, Orangeburg, and Calhoun Counties.  Lexington County has a number of large employers, including, Westinghouse Electric Corporation, Michelin North America, Winnsboro Assembly Opera, Amick Farms, Inc., and Bose Corporation.  Lexington County is a major transportation crossroads for the Midlands with I-26, I-77, and I-20 bordering or running through the county.  The Columbia Metropolitan Airport is located in Lexington County, just 10 miles from the town of Lexington, and is the Southeastern hub for the United Parcel Service.  The principal components of the economy of Lexington County are the wholesale and retail trade sector, the manufacturing sector, the government sector, the services sector and the financial, insurance and real estate sector.

The United States Census Bureau estimates that in 2009, Charleston County had a population of 355,276 and the Metro Area had a population of 659,191.  Charleston is located on the central and southern east coast surrounded by Berkley and Dorchester counties.  Major employers in the area include the United States Navy, the Medical University of South Carolina, Boeing and the Charleston Air Force Base.

Our Business Strategy

The Bank’s vision is to be the largest, most profitable bank in South Carolina and our common purpose as a team is to make the Lives of Our Customers Better.  First Reliance is committed to earning customer loyalty by providing customers with products and services that fit their individual needs through differentiated banking services, convenience, and programs in the market place. The customer experience in all these areas is delivered through our marketing tag line “Easy to Do Business With.”  The Bank also focuses on three primary customer segments, Middle America, Gen "Y," and small business.  As customer loyalty grows, customer actions drive growth and profitability.  Customers who do more business with the Bank provide a cost effective source of new business as customers refer family and friends.

Our business strategy also involves the following:

•	Focus on our communities:

o	Founded in 1999, First Reliance is one of the only locally owned and operated banks in Florence, South Carolina;
o	We are one of the fastest-growing banks in South Carolina, with assets of nearly $530 million, and over 135 highly talented employees;
o	We are headquartered in Florence, and span the Columbia, Lexington and Charleston regions of South Carolina; and
o	Our hallmarks are exceptional customer service, convenience, and custom-designed programs that fit the needs of the communities we serve.

•	Strong leadership:

o	First Reliance has a strong leadership team, with an average of 30 years of banking experience;
o
Our board of directors is composed of successful professionals, businesspeople, and entrepreneurs – all of whom live in the markets we serve and have a vital interest in the Bank’s long-term success; and

o	The Bank has a board of advisors comprised of well-known professionals and community leaders who contribute to our growth through referrals and networking.

•	A belief that “There’s More to Banking than Money,”™ meaning:

o	Banking is not just about dollars and cents, it is about customer service;
o	We serve hard-working Americans who prefer to bank with people who understand their needs, and who are committed to helping them achieve their financial goals; and
o	We are deeply committed to this brand promise and, as a result, we have earned a consistent customer satisfaction rating of 99%.

•	An intent to capitalize on opportunities arising from adversity:

o	We recognized the economic downturn early in 2008 and developed a strategic plan to ensure that First Reliance would remain a safe and sound institution;
o	During 2010, First Reliance had achieved a 4% growth in total customer households; and
o	Our growth has been the result of referrals from our customers to friends or family, our strong brand, and our unique programs.

•	Building and maintaining a strong capital base:

o	First Reliance is capitalized above minimum regulatory requirements;
o
During the later part of 2008 and early 2009, when the economy was in turmoil and there was limited access to the capital markets, we applied for and received $15.3 million in Troubled Assets Relief Program (“TARP”) funding; and

•	Maintaining strong levels of liquidity through local core funding:

o	Strong levels of liquidity allow us to meet our customer loan demands;
o	Keeping our deposit gathering local is important to reduce the risk exposure associated with wholesale funding sources; and
o	Our strategic initiatives to attract local deposits and decrease dependence on non-local funding sources have resulted in our attaining the No. 2 deposit market share in the City of Florence.

•	Consider opportunistic acquisition opportunities in markets with favorable growth characteristics where we have identified experienced bankers to help execute our growth strategy, including:

o	Healthy whole bank and branch acquisitions; and
o	Subject to regulatory approval, FDIC-assisted purchases of failed bank assets and liabilities.

•	Focus on profitability:

o	We implemented several process redesign initiatives in 2009 and 2010 to streamline work flow, ensure higher service quality and provide better risk controls, scale processes and lower operating costs;
o	Our management team is focused on measuring the return on every dollar spent; and
o	As we manage expenses, we expect our profitability to improve.

Lending Activities

General.  The Bank offers a full range of commercial and consumer loans, as well as commercial real estate loans.  Commercial loans are extended primarily to small and middle market customers.  Such loans include both secured and unsecured loans for working capital needs (including loans secured by inventory and accounts receivable), business expansion (including acquisition of real estate and improvements), asset acquisition and agricultural purposes.  Commercial term loans generally will not exceed a five-year maturity and may be based on a ten or fifteen-year amortization.  The extensions of term loans are based upon (1) the ability and stability of current management; (2) earnings and trends in cash flow; (3) earnings projections based on reasonable assumptions; (4) the financial strength of the industry and the business itself; and (5) the value and marketability of the collateral.  In considering loans for accounts receivable and inventory, the Bank generally uses a declining scale for advances based on an aging of the accounts receivable or the quality and utility of the inventory.  With respect to loans for the acquisition of equipment and other assets, the terms depend on the economic life of the respective assets.

Loan Limits and Approval. The Bank’s lending activities are subject to a variety of lending limits imposed by federal law.  Under South Carolina law, loans by the Bank to a single customer may not exceed 7.5% of the Bank’s unimpaired capital, except that by two-thirds vote of the directors of the Bank such limit may be increased to 15% of the Bank’s unimpaired capital.  The Bank’s Board of Directors has approved that increase in its lending limit.  Based on the Bank’s unimpaired capital as of December 31, 2010, the Bank’s internal lending limit to a single customer is approximately $3 million, although certain legacy customers exceed this limit in aggregate exposure and the Bank will consider larger requests on a case by case basis.  Even with the increase, the size of the loans that the Bank is able to offer to potential customers is less than the size of the loans that the Bank’s competitors with larger lending limits are able to offer.  This limit affects the ability of the Bank to seek relationships with the area’s larger businesses.  However, the Bank may request other banks to participate in loans to customers when requested loan amounts exceed the Bank’s legal lending limit.

Allowance for Loan Losses.  We maintain an allowance for loan losses, which has been established through a provision for loan losses charged against income.  We charge loans against this allowance when we believe that the collectibility of the loan is unlikely.  The allowance is an estimated amount that we believe is adequate to absorb losses inherent in the loan portfolio based on evaluations of its collectibility.  As of  December 31, 2010, our allowance for loan losses equaled approximately 1.65% of the average outstanding balance of our loans.  Over time, we will base the loan loss reserves on our evaluation of factors including: changes in the nature and volume of the loan portfolio, overall portfolio quality, specific problem loans and commitments, and current anticipated economic conditions that may affect the borrower’s ability to pay.

Loan Distribution.  As of December 31, 2010, the composition of our loan portfolio by category was approximately as follows :

Industry Categories	Percentage (%)

Real estate secured	86.65%

Commercial and industrial	11.53%

Consumer loans	1.71%

Other loans	0.11%

Total	100%

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

•	Raw Land	65%

•	Land Development	75%

•	Commercial, multifamily and other nonresidential construction	80%

•	One to four family residential construction	85%

•	Improved property	85%

•	Owner occupied, one to four family and home equity	90% (or less )

•	Commercial property	80% (or less )

As of December 31, 2010, total loans secured by first or second mortgages on real estate comprised approximately 86.65% of the Bank’s loan portfolio, and the classification of the mortgage loans of the Bank and the respective percentage of the Bank’s total loan portfolio of each are as follows (dollars in thousands):

Description	Total Amount as of December 31, 2010	Percentage of Total Loan Portfolio

Residential 1-4 family	$50,085	14.14%

Multifamily	$9,337	2.63%

Commercial	$152,178	42.95%

Construction	$62,635	17.68%

Second mortgage	$4,783	1.35%

Equity lines of credit	$27,990	7.90%

Total:	$307,008	86.65%

Of the loan types listed above, commercial real estate loans are generally more risky because they are the most difficult to liquidate.  Construction loans also involve risks due to weather delays and cost overruns.

The Bank generates additional fee income by selling most of its mortgage loans in the secondary market and cross-selling other products and services to its mortgage customers.  In 2010, the Bank sold mortgage loans in a total amount of approximately $33.3 million, or 24.20% of the total number of mortgage loans originated by the Bank.  The Bank does not originate or hold subprime residential mortgage loans that were originally intended for sale on the secondary mortgage market.

All Federal Housing Agency (“FHA”), Veterans Administration (“VA”) and South Carolina State Housing Finance and Development Authority (“State Housing”) loans sold by the Bank involve the right to recourse. The FHA and VA loans are subject to recourse if the loan shows 60 days or more past due in the first four months or goes in to foreclosure within the first 12 months.  The State Housing loans are subject to recourse if the loan becomes delinquent prior to purchase by State Housing or if final documentation is not delivered within 90 days of purchase.  All investors have a right to require the Bank to repurchase a loan in the event the loan involved fraud.  In 2010, of the 221 loans sold by the Bank, 53 were FHA or VA loans and 24 were State Housing Loans, compared to 2009 where, of the 933 loans sold by the Bank, 277 were FHA or VA loans and 53 were State Housing loans.  Such loans represented 29.68% of the dollar volume or 29.09% of the total number of loans sold by the Bank in 2010.

In addition, an increase in interest rates may decrease the demand for consumer and commercial credit, including real estate loans.  Gross fees from residential mortgage originations were $881,877 in 2010.

Commercial and Industrial.  As of December 31, 2010, $40.9 million, or 11.53% of the Bank’s total loan portfolio, was comprised of commercial and industrial loans.  Commercial loans involve significant risk because there is generally a small market available for an asset held as collateral that needs to be liquidated.  Commercial loans for working capital needs are typically difficult to monitor.  We focus our efforts on commercial loans of less than $3 million.  Working capital loans typically have terms not exceeding one year and are usually secured by accounts receivable, inventory, or personal guarantees of the principals of the business.  For loans secured by accounts receivable or inventory, principal is typically repaid as the assets securing the loan are converted into cash, and in other cases principal is typically due at maturity.

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

As of December 31, 2010, the classification of the consumer loans of the Bank and the respective percentage of the Bank’s total loan portfolio of each were as follows (dollars in thousands):

Description	Total Outstanding as of December 31, 2010	Percentage of Total Loan Portfolio
Individuals (household, personal, single pay, installment and other)	$5,524	1.56%
Individuals (household, family, personal credit cards and overdraft protection)	$533	0.15%
All other consumer loans	$—	—%

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

Other Banking Services

The Bank focuses heavily on personal customer service and offers a full range of financial services.  Personal products include free checking and savings accounts, money market accounts, CDs and IRAs, and personal mortgage loans, while business products include free checking and savings accounts, commercial lending services, money market accounts,  cash management services including remote deposit capture  and business deposit courier service.  The Bank also offers wholesale mortgage, title insurance and provides Internet banking and e-statements, electronic bill paying services, free ATMs, free coin machines at all branches, and an overdraft privilege to its customers.

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

According to the FDIC, as of June 30, 2010, 30 banks and 6 savings institutions operated 265 offices within Charleston, Florence, and Lexington Counties.  All of these institutions aggressively compete for business in the Bank’s market area.  Some of these competitors have been in business for many years, have established customer bases, are larger than the Bank, have substantially higher lending limits than the Bank has and are able to offer certain services, including trust and international banking services, that the Bank is able to offer only through correspondents, if at all.

The Bank currently conducts business principally through its six branches in Charleston, Florence, and Lexington Counties, South Carolina.  Based upon data available on the FDIC’s website as of June 30, 2010, the Bank’s total deposits ranked eighth among financial institutions in our market area, representing approximately 3.85% of the total deposits in our market area.  The table below shows our deposit market share in the counties we serve according to data from the FDIC website as of June 30, 2010.

Market	Number of Branches	Our Market Deposits	Total Market Deposits	Ranking	Market Share Percentage
		(in millions)
South Carolina (by county):
Charleston County	2	$67	$7,940	17	0.84%
Florence County	2	343	2,075	2	16.53
Lexington County	2	99	3,208	9	3.08

First Reliance Bank (statewide)	6	$509	$70,250	21	0.72%

The Bank competes based on providing its customers with high-quality, prompt, and knowledgeable personalized service at competitive rates, which is a combination that the Bank believes customers generally find lacking at larger institutions.  The Bank offers a wide variety of financial products and services at fees that it believes are competitive with other financial institutions.

Employees

On December 31, 2010, the Bank had  111 full-time employees and  24 part-time employees.  The executive officers of the Company also serve as executive officers of and are compensated by the Bank.  The Company has no employees.

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

The Company

Because the Company owns all of the capital stock of First Reliance Bank, we are a bank holding company under the federal Bank Holding Company Act of 1956.  As a result, we are primarily subject to the supervision, examination and reporting requirements of the Bank Holding Company Act and the regulations of the Board of Governors of the Federal Reserve System (the “Federal Reserve”).  As a bank holding company located in South Carolina, the South Carolina State Board of Financial Institutions (the “SC State Board”) also regulates and monitors all significant aspects of our operations.

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

Support of Subsidiary Institutions.   Under Federal Reserve policy, we are expected to act as a source of financial strength for the Bank and to commit resources to support the Bank. In addition, pursuant to the Dodd-Frank Wall Street and Consumer Protection Act (the “Dodd-Frank Act”), the federal banking regulators are required to issue, within two years of enactment, rules that require a bank holding company to serve as a source of financial strength for any depository institution subsidiary. This support may be required at times when, without this Federal Reserve policy or the impending rules, we might not be inclined to provide it. In addition, any capital loans made by us to the Bank will be repaid only after the Bank’s deposits and various other obligations are repaid in full. In the unlikely event of our bankruptcy, any commitment that we give to a bank regulatory agency to maintain the capital of the Bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

South Carolina Law.  As a bank holding company with its principal offices in South Carolina, the Company is subject to limitations on sale or merger and to regulation by the SC State Board.  The Company must receive the approval of the SC State Board prior to acquiring control of a bank or bank holding company or all or substantially all of the assets of a bank or a bank holding company.  The Company also must file with the SC State Board periodic reports with respect to its financial condition, operations and management, and the intercompany relationships between the Company and its subsidiaries.

TARP Participation.  On October 14, 2008, the U.S. Treasury announced the capital purchase component of TARP.  This program was instituted by the U.S. Treasury pursuant to the Emergency Economic Stabilization Act of 2008, which provided up to $700 billion to the U.S. Treasury to, among other things, take equity ownership positions in financial institutions.  The TARP capital purchase program was intended to encourage financial institutions to build capital and thereby increase the flow of financing to businesses and consumers.  We participated in the capital purchase component of TARP.

Use of TARP Proceeds.  On March 6, 2009, the Company received an investment of $15.3 million under the Troubled Asset Relief Program-Capital Purchase Program (“CPP”).  The CPP funds were initially placed in the Company’s demand deposit account with the Bank, providing liquidity to the Bank while preserving the Company’s flexibility in how to best support the Bank, including the Bank’s lending efforts.  To date, the Company has contributed $8.8 million to the Bank as capital; as a result of this capital infusion, as well as a successful private offering of our Series C Preferred Stock in May 2010, the Bank’s Tier 1 leverage ratio was 8.94%, and its total risk-based capital ratio was 13.13%, both as of year-end 2010.

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

The Bank

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

South Carolina Law.  Commercial banks chartered in South Carolina have only those powers granted by law or the regulations of the SC State Board.  State law sets specific requirements for bank capital and regulates deposits in and loans and investments by banks, including the amounts, types and, in some cases, rates.  In addition, the SC State Board regulates, among other activities, the payment of dividends, the opening of branches, loans to officers and directors, record keeping and the use of automated teller machines.  The SC State Board periodically examines state banks to determine their compliance with the law and regulations, and state banks must make periodic reports of their condition to the SC State Board.  Prior to the enactment of the Dodd-Frank Act, the Bank and any other national or state-chartered bank were generally permitted to branch across state lines by merging with banks in other states if allowed by the applicable states’ laws.  However, interstate branching is now permitted for all national- and state-chartered banks as a result of the Dodd-Frank Act, provided that a state bank chartered by the state in which the branch is to be located would also be permitted to establish a branch.

Prompt Corrective Action. The Federal Deposit Insurance Corporation Improvement Act of 1991 establishes a system of prompt corrective action to resolve the problems of undercapitalized financial institutions. Under this system, the federal banking regulators have established five capital categories:  Well Capitalized, Adequately Capitalized, Undercapitalized, Significantly Undercapitalized, and Critically Undercapitalized, in which all institutions are placed. The federal banking agencies have also specified by regulation the relevant capital levels for each category.

As a bank’s capital position deteriorates, federal banking regulators are required to take various mandatory supervisory actions and are authorized to take other discretionary actions with respect to institutions in the three undercapitalized categories. The severity of the action depends upon the capital category in which the institution is placed. Generally, subject to a narrow exception, the banking regulator must appoint a receiver or conservator for an institution that is critically undercapitalized. As of December 31, 2010, the Bank was considered “well capitalized” for regulatory purposes.

A “well-capitalized” bank is one that is not required to meet and maintain a specific capital level for any capital measure, pursuant to any written agreement, order, capital directive, or other remediation, and significantly exceeds all of its capital requirements, which include maintaining a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 6%, and a Tier 1 leverage ratio of at least 5%. Generally, a classification as well capitalized will place a bank outside of the regulatory zone for purposes of prompt corrective action. However, a well-capitalized bank may be reclassified as “adequately capitalized” based on criteria other than capital, if the federal regulator determines that a bank is in an unsafe or unsound condition, or is engaged in unsafe or unsound practices, which requires certain remedial action.

An “adequately-capitalized” bank meets the required minimum level for each relevant capital measure, including a total risk-based capital ratio of at least 8%, a Tier 1 risk-based capital ratio of at least 4% and a Tier 1 leverage ratio of at least 4%. A bank that is adequately capitalized is prohibited from directly or indirectly accepting, renewing or rolling over any brokered deposits, absent applying for and receiving a waiver from the applicable regulatory authorities. Institutions that are not well capitalized are also prohibited, except in very limited circumstances where the FDIC permits use of a higher local market rate, from paying yields for deposits in excess of 75 basis points above a national average rate for deposits of comparable maturity, as calculated by the FDIC.  In addition, all institutions are generally prohibited from making capital distributions and paying management fees to controlling persons if, subsequent to such distribution or payment, the institution would be undercapitalized.  Finally, an adequately-capitalized bank may be forced to comply with operating restrictions similar to those placed on undercapitalized banks.

An “undercapitalized” bank fails to meet the required minimum level for any relevant capital measure.  A bank that reaches the undercapitalized level is likely subject to a formal agreement or another formal supervisory sanction.  An undercapitalized bank is not only subject to the requirements placed on adequately-capitalized banks, but also becomes subject to the following operating and managerial restrictions, which:

•	prohibit capital distributions;

•	prohibit payment of management fees to a controlling person;

•	require the bank to submit a capital restoration plan within 45 days of becoming undercapitalized;

•	require close monitoring of compliance with capital restoration plans, requirements and restrictions by the primary federal regulator;

•	restrict asset growth by requiring the bank to restrict its average total assets to the amount attained in the preceding calendar quarter;

•	require prior approval by the primary federal regulator for acquisitions, branching and new lines of business; and

•	prohibit any material changes in accounting methods.

Finally, an undercapitalized institution may be required to comply with operating restrictions similar to those placed on significantly-undercapitalized institutions.

A “significantly-undercapitalized” bank has a total risk-based capital ratio less than 6%, a Tier 1 risk-based capital less than 3%, and a Tier 1 leverage ratio less than 3%.  In addition to being subject to the restrictions applicable to undercapitalized institutions, significantly undercapitalized banks become subject to the following additional restrictions, which:

•	require the sale of enough securities so that the bank is adequately capitalized or, if grounds for conservatorship or receivership exist, the merger or acquisition of the bank;

•	restrict affiliate transactions;

•	further restrict growth, including a requirement that the bank reduce its total assets;

•	restrict or prohibit all activities that are determined to pose an excessive risk to the bank;

•	require the bank to elect new directors, dismiss directors or senior executive officers, or employ qualified senior executive officers to improve management;

•	prohibit the acceptance of deposits from correspondent banks, including renewals and rollovers of prior deposits;

•	require prior approval of capital distributions by holding companies;

•	require holding company divestiture of the financial institution, bank divestiture of subsidiaries and/or holding company divestiture of other affiliates; and

•	require the bank to take any other action the federal regulator determines will “better achieve” prompt corrective action objectives.

Finally, without prior regulatory approval, a significantly undercapitalized institution must restrict the compensation paid to its senior executive officers, including the payment of bonuses and compensation that exceeds the officer’s average rate of compensation during the 12 calendar months preceding the calendar month in which the bank became undercapitalized.

A “critically-undercapitalized” bank has a Tier 1 leverage ratio that is equal to or less than 2%.  In addition to the appointment of a receiver in not more than 90 days, or such other action as determined by an institution’s primary federal regulator, an institution classified as critically undercapitalized is subject to the restrictions applicable to undercapitalized and significantly-undercapitalized institutions, and is further prohibited from doing the following without the prior written regulatory approval:

•	entering into material transactions other than in the ordinary course of business;

•	extending credit for any highly leveraged transaction;

•	amending the institution’s charter or bylaws, except to the extent necessary to carry out any other requirements of law, regulation or order;

•	making any material change in accounting methods;

•	engaging in certain types of transactions with affiliates;

•	paying excessive compensation or bonuses, including golden parachutes;

•
paying interest on new or renewed liabilities at a rate that would increase the institution’s weighted average cost of funds to a level significantly exceeding the prevailing rates of its competitors; and

•	making principal or interest payments on subordinated debt 60 days or more after becoming critically undercapitalized.

In addition, a bank’s primary federal regulator may impose additional restrictions on critically-undercapitalized institutions consistent with the intent of the prompt corrective action regulations.  Once an institution has become critically undercapitalized, subject to certain narrow exceptions such as a material capital remediation, federal banking regulators will initiate the resolution of the institution.

Memoranda of Understanding.  Following an examination of the Bank by the FDIC during the first quarter of 2010, the Bank’s Board of Directors agreed to enter into a Memorandum of Understanding (the “Bank MOU”) with the FDIC and SC State Board, that became effective August 19, 2010.  Among other things, the Bank MOU provides for the Bank to (i) review and formulate objectives relative to liquidity and growth, including a reduction in reliance on volatile liabilities, (ii) formulate plans for the reduction and improvement in adversely classified assets, (iii) maintain a Tier 1 leverage capital ratio of 8% and continue to be “well capitalized” for regulatory purposes, (iv) continue to maintain an adequate allowance for loan and lease losses, (v) not pay any dividend to the Bank’s parent holding company without the approval of the regulators, (vi) review officer performance and consider additional staffing needs, and (vii) provide progress reports and submit various other information to the regulators.

In addition, on the basis of the same examination by the FDIC and the SC State Board, the Federal Reserve Bank of Richmond (the “Federal Reserve Bank”) requested that the Company enter into a separate Memorandum of Understanding (the “Company MOU”).  The Company entered into the Company MOU in December 2010.  While the Company MOU provides for many of the same measures suggested by the Bank MOU, the regulatory commitments suggested by the Federal Reserve Bank require that the Company seek pre-approval prior to the payment of dividends or other interest payments relating to its securities.

As a result, until the Company is no longer subject to the Company MOU, it will be required to seek regulatory approval prior to paying scheduled dividends on its preferred stock and trust preferred securities, including the Series A Preferred Stock and Series B Preferred Stock issued to the Treasury as part of our participation in the TARP CPP, as well as the Series C Preferred Stock issued as part of a private offering earlier this year.  This provision will also apply to the Company’s common stock, although, to date, the Company has not elected to pay a cash dividend on its shares of common stock.  The Federal Reserve Bank approved the scheduled payment of dividends on the Company’s preferred stock and interest payments on the Company’s trust preferred securities for the first quarter of 2011.

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

FDIC Insurance Assessments. The Bank’s deposits are insured by the Deposit Insurance Fund (the “DIF”) of the FDIC up to the maximum amount permitted by law, which was permanently increased to $250,000 by the Dodd-Frank Act.  The FDIC uses the DIF to protect against the loss of insured deposits if an FDIC-insured bank or savings association fails.  Pursuant to the Dodd-Frank Act, the FDIC must take steps, as necessary, for the DIF reserve ratio to reach 1.35% of estimated insured deposits by September 30, 2020.  The Bank is thus subject to FDIC deposit premium assessments.

Currently, the FDIC uses a risk-based assessment system that assigns insured depository institutions to one of four risk categories based on three primary sources of information – supervisory risk ratings for all institutions, financial ratios for most institutions, including the Bank, and long-term debt issuer ratings for large institutions that have such ratings.  For institutions assigned to the lowest risk category, the annual assessment rate ranges between 7 and 16 cents per $100 of domestic deposits. For institutions assigned to higher risk categories, assessment rates range from 17 to 77.5 cents per $100 of domestic deposits.  These ranges reflect a possible downward adjustment for unsecured debt outstanding and possible upward adjustments for secured liabilities and, in the case of institutions outside the lowest risk category, brokered deposits.

On September 29, 2009, the FDIC announced a uniform three basis points increase effective January 1, 2011, and on November 12, 2009, adopted a rule requiring nearly all FDIC-insured depository institutions, including the Bank, to prepay their DIF assessments for the fourth quarter of 2009 and for the following three years on December 30, 2009.  At that time, the FDIC indicated that the prepayment of DIF assessments was in lieu of additional special assessments; however, there can be no guarantee that continued pressures on the DIF will not result in additional special assessments being collected by the FDIC in the future.

Pursuant to the Dodd-Frank Act, the FDIC issued proposed regulations, which are anticipated to become effective April 1, 2011, that amend current regulations to redefine the “assessment base” used for calculating deposit insurance assessments.  Rather than the current system, whereby the assessment base is calculated by using an insured depository institution’s domestic deposits less a few allowable exclusions, the new assessment base will be calculated using the average consolidated total assets of an insured depository institution less the average tangible equity of such institution.  In the proposed regulations, the FDIC defines tangible equity as Tier 1 capital.  The FDIC continues to utilize a risk-based assessment system in which institutions will be subject to assessment rates ranging from 2.5 to 45 basis points, subject to adjustments for unsecured debt and, in the case of institutions outside the lowest risk category, brokered deposits.  The proposed rules eliminate adjustments for secured liabilities.

The proposed rules retain the FDIC board’s flexibility to, without further notice-and-comment rulemaking, adopt rates that are higher or lower than the stated base assessment rates, provided that the FDIC cannot (i) increase or decrease the total rates from one quarter to the next by more than three basis points, or (ii) deviate by more than three basis points from the stated assessment rates.  Although the Dodd-Frank Act requires that the FDIC eliminate its requirement to pay dividends to depository institutions when the reserve ratio exceeds a certain threshold, the FDIC proposes a decreasing schedule of assessment rates that would take effect when the DIF reserve ratio first meets or exceeds 1.15%.  As proposed, if the DIF reserve ratio meets or exceeds 1.15%, base assessment rates would range from 1.5 to 40 basis points; if the DIF reserve ratio meets or exceeds 2%, base assessment rates would range from 1 to 38 basis points; and if the DIF reserve ratio meets or exceeds 2.5%, base assessment rates would range from 0.5 to 35 basis points.  All base assessment rates would continue to be subject to adjustments for unsecured debt and brokered deposits.

The FDIC also collects a deposit-based assessment from insured financial institutions on behalf of The Financing Corporation (“FICO”). The funds from these assessments are used to service debt issued by FICO in its capacity as a financial vehicle for the Federal Savings & Loan Insurance Corporation. The FICO assessment rate is set quarterly and in 2010 ranged from 1.06 cents to 1.04 cents per $100 of assessable deposits. These assessments will continue until the debt matures between 2017 and 2019.

The FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.

FDIC Temporary Liquidity Guarantee Program. On October 14, 2008, the FDIC announced that its Board of Directors, under the authority to prevent “systemic risk” in the U.S. banking system, approved the Temporary Liquidity Guarantee Program (“TLGP”). The purpose of the TLGP is to strengthen confidence and encourage liquidity in the banking system. The TLGP is composed of two components, the Debt Guarantee Program and the Transaction Account Guarantee Program, and institutions had the opportunity to opt-out of either or both components of the TLGP.

The Debt Guarantee Program: Under the TLGP, the FDIC guaranteed certain newly issued senior unsecured debt issued by participating financial institutions through October 31, 2009. The annualized fee that the FDIC assessed to guarantee the senior unsecured debt varied by the length of maturity of the debt. For debt with a maturity of 180 days or less (excluding overnight debt), the fee was 50 basis points; for debt with a maturity between 181 days and 364 days, the fee was 75 basis points, and for debt with a maturity of 365 days or longer, the fee was 100 basis points. The Bank did not issue any debt pursuant to this program.

The Transaction Account Guarantee Program: Under the TLGP, the FDIC fully guaranteed funds in non-interest bearing deposit accounts held at participating FDIC-insured institutions, regardless of dollar amount. The temporary guarantee was originally scheduled to expire at the end of 2009, but was subsequently extended to December 31, 2010.  Pursuant to the Dodd-Frank Act, beginning on the scheduled termination date for the Transaction Account Guarantee Program, or TAGP, and continuing through December 31, 2012, unlimited insurance coverage will be provided for funds held in non-interest bearing transaction accounts, including Interest on Lawyer Trust Accounts (IOLTAs).  During the TAGP extension period, the FDIC imposed a surcharge between 15 and 25 basis points on the daily average balance in excess of $250,000 held in non-interest bearing transaction accounts.  Pursuant to the Dodd-Frank Act, however, institutions are no longer separately assessed for the additional coverage, and the unlimited insurance is included in assessments for the overall insurance program.  One distinction from this new insurance and the TAGP, is the exclusion of minimal interest-bearing NOW accounts, which were previously covered under the TAGP.

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

Enforcement Powers.  The Financial Institution Reform Recovery and Enforcement Act (“FIRREA”) expanded and increased civil and criminal penalties available for use by the federal regulatory agencies against depository institutions and certain “institution-affiliated parties.”  Institution-affiliated parties primarily include management, employees, and agents of a financial institution, as well as independent contractors and consultants such as attorneys and accountants and others who participate in the conduct of the financial institution’s affairs.  These practices can include the failure of an institution to timely file required reports or the filing of false or misleading information or the submission of inaccurate reports.  Civil penalties may be as high as $1,100,000 per day for such violations.  Criminal penalties for some financial institution crimes have been increased to 20 years.  In addition, regulators are provided with greater flexibility to commence enforcement actions against institutions and institution-affiliated parties.

Possible enforcement actions include the termination of deposit insurance.  Furthermore, banking agencies’ power to issue regulatory orders were expanded.  Such orders may, among other things, require affirmative action to correct any harm resulting from a violation or practice, including restitution, reimbursement, indemnifications or guarantees against loss.  A financial institution may also be ordered to restrict its growth, dispose of certain assets, rescind agreements or contracts, or take other actions as determined by the ordering agency to be appropriate.  The Dodd-Frank Act increases regulatory oversight, supervision and examination of banks, bank holding companies and their respective subsidiaries by the appropriate regulatory agency.

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

The Consumer Financial Protection Bureau.  The Dodd-Frank Act creates the Consumer Financial Protection Bureau (the “Bureau”) within the Federal Reserve Board.  The Bureau is tasked with establishing and implementing rules and regulations under certain federal consumer protection laws with respect to the conduct of providers of certain consumer financial products and services.  The Bureau has rulemaking authority over many of the statutes governing products and services offered to bank consumers.  In addition, the Dodd-Frank Act permits states to adopt consumer protection laws and regulations that are more stringent than those regulations promulgated by the Bureau and state attorneys general are permitted to enforce consumer protection rules adopted by the Bureau against state-chartered institutions.

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

Total capital consists of two components:  Tier 1 Capital and Tier 2 Capital.  Tier 1 Capital generally consists of common stockholders’ equity, minority interests in the equity accounts of consolidated subsidiaries, qualifying noncumulative perpetual preferred stock and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and other specified intangible assets.  Tier 1 Capital must equal at least 4% of risk-weighted assets.  Tier 2 Capital generally consists of subordinated debt, other preferred stock and hybrid capital, and a limited amount of loan loss reserves.  The total amount of Tier 2 Capital is limited to 100% of Tier 1 Capital.  Our ratio of total capital to risk-weighted assets and ratio of Tier 1 Capital to risk-weighted assets were 12.78% and 11.52% at December 31, 2009, respectively, compared 14.59% and 13.34%, as of December 31, 2010.

In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies.  These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve risk-based capital measure for market risk.  All other bank holding companies generally are required to maintain a leverage ratio of at least 4%.  At December 31, 2010, our leverage ratio was 9.99%, as compared to 8.25% on December 31, 2009.  The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without reliance on intangible assets.  The Federal Reserve considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities.

Provisions of the Dodd-Frank Act commonly referred to as the “Collins Amendment” established new minimum leverage and risk-based capital requirements on bank holding companies and eliminated the inclusion of “hybrid capital” instruments in Tier 1 capital by certain institutions.

The Dodd-Frank Act establishes certain regulatory capital deductions with respect to hybrid capital instruments, such as trust preferred securities, that will effectively disallow the inclusion of such instruments in Tier 1 capital if such capital instrument is issued on or after May 19, 2010.  However, preferred shares issued to the U.S. Department of the Treasury (the “Treasury”) pursuant to the TARP Capital Purchase Program (“TARP CPP”) or TARP Community Development Capital Initiative are exempt from the Collins Amendment and are permanently includable in Tier 1 capital.

Failure to meet capital guidelines could subject a bank or bank holding company to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on accepting brokered deposits, and certain other restrictions on its business. As described above, significant additional restrictions can be imposed on FDIC-insured depository institutions that fail to meet applicable capital requirements. See “Prompt Corrective Action” above.

The SC State Board, the Federal Reserve Board, and the FDIC have authority to compel or restrict certain actions if the Bank’s capital should fall below adequate capital standards as a result of operating losses, or if its regulators otherwise determine that it has insufficient capital. Among other matters, the corrective actions may include, removing officers and directors; and assessing civil monetary penalties; and taking possession of and closing and liquidating the Bank.

Generally, the regulatory capital framework under which the Company and the Bank operate is in a period of change with likely legislation or regulation that will continue to revise the current standards and very likely increase capital requirements for the entire banking industry. Pursuant to the Dodd-Frank Act, bank regulators are required to establish new minimum leverage and risk-based capital requirements for certain bank holding companies and systematically important non-bank financial companies.  The new minimum thresholds will not be lower than existing regulatory capital and leverage standards applicable to insured depository institutions and may, in fact, be higher once established.

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

When the Company received its capital investment from the Treasury under the TARP CPP on March 6, 2009, the Company became subject to additional limitations on the payment of dividends. These limitations require, among other things, that (i) all dividends for the securities purchased under the TARP CPP be paid before other dividends can be paid and (ii) the Treasury must approve any increases in common dividends for three years following the Treasury’s investment. In addition, pursuant to the Company MOU, the Company may not pay any dividends on its preferred stock issued pursuant to the TARP CPP without prior regulatory approval.

Furthermore, the Federal Reserve Board clarified its guidance on dividend policies for bank holding companies through the publication of a Supervisory Letter, dated February 24, 2009. As part of the letter, the Federal Reserve Board encouraged bank holding companies, particularly those that had participated in the CPP, to consult with the Federal Reserve Board prior to dividend declarations, and redemption and repurchase decisions even when not explicitly required to do so by federal regulations. The Federal Reserve Board has indicated that CPP recipients, such as the Company, should consider and communicate in advance to regulatory staff how proposed dividends, capital repurchases and capital redemptions are consistent with its obligation to eventually redeem the securities held by the Treasury. This new guidance is largely consistent with prior regulatory statements encouraging bank holding companies to pay dividends out of net income and to avoid dividends that could adversely affect the capital needs or minimum regulatory capital ratios of the bank holding company and its subsidiary bank.

Any future determination relating to our dividend policy will be made at the discretion of the Board of Directors and will depend on many of the statutory and regulatory factors mentioned above.

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

The Dodd-Frank Act enhances the requirements for certain transactions with affiliates under Section 23A and 23B, including an expansion of the definition of “covered transactions” and increasing the amount of time for which collateral requirements regarding covered transactions must be maintained.

The Bank is also subject to restrictions on extensions of credit to its executive officers, directors, principal shareholders, and their related interests. These extensions of credit (1) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties, and (2) must not involve more than the normal risk of repayment or present other unfavorable features.  Within one year of enactment of the Dodd-Frank Act, an insured depository institution will be prohibited from engaging in asset purchases or sales transactions with its officers, directors or principal shareholders unless on market terms and, if the transaction represents greater than 10% of the capital and surplus of the bank, has been approved by a majority of the disinterested directors.

Limitations on Senior Executive Compensation

In June of 2010, federal banking regulators issued guidance designed to help ensure that incentive compensation policies at banking organizations do not encourage excessive risk-taking or undermine the safety and soundness of the organization. In connection with this guidance, the regulatory agencies announced that they will review incentive compensation arrangements as part of the regular, risk-focused supervisory process. Regulatory authorities may also take enforcement action against a banking organization if its incentive compensation arrangement or related risk management, control, or governance processes pose a risk to the safety and soundness of the organization and the organization is not taking prompt and effective measures to correct the deficiencies.  To ensure that incentive compensation arrangements do not undermine safety and soundness at insured depository institutions, the incentive compensation guidance sets forth the following key principles:

•
Incentive compensation arrangements should provide employees incentives that appropriately balance risk and financial results in a manner that does not encourage employees to expose the organization to imprudent risk;

•	Incentive compensation arrangements should be compatible with effective controls and risk management; and

•	Incentive compensation arrangements should be supported by strong corporate governance, including active and effective oversight by the board of directors.

Due to the Company’s participation in the TARP Capital Purchase Program, it is subject to additional executive compensation limitations. For example, the Company must meet the following standards:

•	Ensure that senior executive incentive compensation packages do not encourage excessive risk;

•	Subject senior executive compensation to “clawback” if the compensation was based on inaccurate financial information or performance metrics;

•	Prohibit any golden parachute payments to senior executive officers; and

•	Agree not to deduct more than $500,000 from taxable income for a senior executive officer’s compensation.

The Dodd-Frank Act

The Dodd-Frank Act has had a broad impact on the financial services industry, including significant regulatory and compliance changes previously discussed and including, among other things, (i) enhanced resolution authority of troubled and failing banks and their holding companies; (ii) increased regulatory examination fees; and (iii) numerous other provisions designed to improve supervision and oversight of, and strengthening safety and soundness for, the financial services sector.  Additionally, the Dodd-Frank Act establishes a new framework for systemic risk oversight within the financial system to be distributed among new and existing federal regulatory agencies, including the Financial Stability Oversight Council, the Federal Reserve Board, the OCC and the FDIC.

Many of the requirements called for in the Dodd-Frank Act will be implemented over time and most will be subject to implementing regulations over the course of several years.  Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies and through regulations, the full extent of the impact such requirements will have on financial institutions’ operations is unclear.  The changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage ratio requirements or otherwise adversely affect our business.  These changes may also require us to invest significant management attention and resources to evaluate and make necessary changes in order to comply with new statutory and regulatory requirements.

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

We are subject to regulatory commitments that could have a material negative effect on our business, operating flexibility, financial condition and the value of our common stock.  In addition, addressing these commitments will require significant time and attention from our management team, which may increase our costs, impede the efficiency of our internal business processes and adversely affect our profitability in the near-term.

In late August 2010, the Bank entered into a Memorandum of Understanding (the “Bank MOU”) with its primary regulators, the FDIC and the SC State Board, in late August 2010. The Bank, the FDIC and the SC State Board have agreed as to certain areas of the Bank’s operations that warrant improvement and a plan for making those improvements. The Bank MOU requires the Bank to review and revise various policies and procedures, including those associated with concentration management, the allowance for loan and lease losses, liquidity management, criticized assets, credit administration and capital.

Similarly, on the basis of the same examination by the FDIC and the SC State Board, the Federal Reserve Bank of Richmond (the “Federal Reserve Bank”) requested that the Company enter into a separate Memorandum of Understanding (the “Company MOU”); the Company entered into the Company MOU in December 2010.  While the Company MOU provides for many of the same measures suggested by the Bank MOU, the Company MOU requires that the Company seek pre-approval prior to the payment of dividends or other interest payments relating to its securities.

Until the Company is no longer subject to the Company MOU, it will be required to seek regulatory approval prior to paying scheduled dividends on its preferred stock and trust preferred securities, including the Series A Preferred Stock and Series B Preferred Stock issued to the Treasury as part of our participation in the TARP CPP, as well as the Series C Preferred Stock issued as part of a private offering in 2010.  This provision also applies to the Company’s common stock, although, to date, the Company has not elected to pay a cash dividend on its shares of common stock.  As a result, it is possible that while the Company is subject to the Company Memorandum that it will be unable to pay dividends or interest payments on any class of its currently outstanding securities or subordinated debt.

Further, should the Bank and/or the Company fail to comply with the provisions of each respective Memorandum, it could result in further enforcement actions by the FDIC, the Federal Reserve Bank, and/or the SC State Board.  While we plan to take such actions as may be necessary to comply with the requirements of the memoranda, there can be no assurance that we will be able to comply fully with the provisions of either Memorandum, or that efforts to comply with the memoranda will not have adverse effects on the operations and financial condition of the Company and the Bank.

We may experience increased delinquencies and credit losses, which could have a material adverse effect on our capital, financial condition and results of operations.

Like other lenders, we face the risk that our customers will not repay their loans. A customer’s failure to repay us is usually preceded by missed monthly payments. In some instances, however, a customer may declare bankruptcy prior to missing payments, and, following a borrower filing bankruptcy, a lender’s recovery of the credit extended is often limited. Since our loans are secured by collateral, we may attempt to seize the collateral when and if customers default on their loans. However, the value of the collateral may not equal the amount of the unpaid loan, and we may be unsuccessful in recovering the remaining balance from our customers. Rising delinquencies and rising rates of bankruptcy in our market area generally and among our customers specifically can be precursors of future charge-offs and may require us to increase our allowance for loan and lease losses. Higher charge-off rates and an increase in our allowance for loan and lease losses may hurt our overall financial performance if we are unable to increase revenue to compensate for these losses and may also increase our cost of funds.

The impact of the current economic environment on performance of other financial institutions in Charleston, Florence and Lexington counties, actions taken by our competitors to address the current economic downturn, and public perception of and confidence in the economy generally, and the banking industry specifically, may present significant challenges for us and could adversely affect our performance.

We are operating in a challenging and uncertain economic environment, including generally uncertain national conditions and local conditions in our markets. Financial institutions continue to be affected by sharp declines in the real estate market and constrained financial markets. While we are taking steps to decrease and limit our exposure to real estate construction loans, we nonetheless retain direct exposure to the real estate markets, and we are affected by these events. Continued declines in real estate values and financial stress on borrowers as a result of the uncertain economic environment, including job losses, could have an adverse effect on our borrowers or their customers, which could adversely affect our financial condition and results of operations.

The impact of recent events relating to housing and commercial real estate markets has not been limited to those directly involved in the real estate industry, but rather it has impacted a number of related businesses such as building materials suppliers, equipment leasing firms, and real estate attorneys, among others.  All of these affected businesses have banking relationships and when their businesses suffer from recession, the banking relationship suffers as well.

In addition, the market value of the real estate securing our loans as collateral has been adversely affected by the slowing economy and unfavorable changes in economic conditions in our market areas and could be further adversely affected in the future.  As of December 31, 2010, approximately 86.65% of our loans receivable were secured by real estate.  Any sustained period of increased payment delinquencies, foreclosures or losses caused by the adverse market and economic conditions, including the downturn in the real estate market, in our markets will continue to adversely affect the value of our assets, revenues, results of operations and financial condition.  Currently, our market area is experiencing such an economic downturn, and if it continues, our earnings could be further adversely affected.

The overall deterioration in economic conditions may subject us to increased regulatory scrutiny in the current environment. In addition, further deterioration in national and local economic conditions in our markets could drive losses beyond that which is provided for in our allowance for loan losses, resulting in the following other consequences:  increased loan delinquencies, problem assets and foreclosures; decline in demand for our products and services; decrease in deposits, adversely affecting our liquidity position; and decline in value of collateral, reducing our customers’ borrowing power and the value of assets and collateral associated with our existing loans. As a community bank, we are less able to spread the risk of unfavorable economic conditions than larger or more regional banks. Moreover, we cannot give any assurance that we will benefit from any market growth or favorable economic conditions in our primary market areas even if they do occur.

The FDIC Deposit Insurance assessments that we are required to pay may continue to materially increase in the future, which would have an adverse effect on our earnings.

As a member institution of the FDIC, we are assessed a quarterly deposit insurance premium. Failed banks nationwide have significantly depleted the insurance fund and reduced the ratio of reserves to insured deposits. As a result, we may be required to pay significantly higher premiums or additional special assessments that could adversely affect our earnings.

On April 1, 2009, the FDIC modified the risk-based assessments to account for each institution’s unsecured debt, secured liabilities and use of brokered deposits. Starting with the second quarter of 2009, assessment rates were increased and currently range from 7 to 77.5 basis points (annualized).

On October 19, 2010, the FDIC adopted a new DIF Restoration Plan, which requires the DIF to attain a 1.35% reserve ratio by September 30, 2020 and foregoes the uniform three basis point-increase scheduled to take effect on January 1, 2011.  In addition, the FDIC modified the method by which assessments are determined and, effective April 1, 2011, adjusted assessment rates, which will range from 2.5 to 45 basis points (annualized), subject to adjustments for unsecured debt and, in the case of small institutions outside the lowest risk category and certain large and highly complex institutions, brokered deposits.  Further increased FDIC assessment premiums, due to our risk classification, emergency assessments, or implementation of the modified DIF reserve ratio, could adversely impact our earnings.

We are subject to risks in the event of certain borrower default, which could have an adverse impact on our liquidity position and results of operations.

We may be required to repurchase mortgage loans or indemnify mortgage loan purchasers as a result of certain borrower defaults, which could adversely affect our liquidity position, results of operations, and financial condition. When we sell mortgage loans, we are required to make customary representations and warranties to the purchaser about the mortgage loans and the manner in which the loans were originated. Our whole-loan sale agreements may require us to repurchase or substitute mortgage loans in the event we breach any such representations or warranties. In addition, we may be required to repurchase mortgage loans in the event of early payment default of the borrower on a mortgage loan. While we have taken steps to enhance our underwriting policies and procedures, these steps might not be effective and might not lessen the risks associated with loans sold in the past. If repurchase demands increase, our liquidity position, results of operations, and financial condition could be adversely affected.

We make and hold in our portfolio a significant number of land acquisition and development and construction loans, which pose more credit risk than other types of loans typically made by financial institutions.

We offer land acquisition and development, and construction loans for builders and developers. As of December 31, 2010, we had $62.6 million, or 17.68%, of our total loan portfolio represented by loans for which the related property is neither presold nor preleased. These land acquisition and development, and construction loans are considered more risky than other types of loans. The primary credit risks associated with land acquisition and development and construction lending are underwriting, project risks, and market risks. Project risks include cost overruns, borrower credit risk, project completion risk, general contractor credit risk, and environmental and other hazard risks. Market risks are risks associated with the sale of the completed residential units. They include affordability risk, which means the risk that borrowers cannot obtain affordable financing, product design risk, and risks posed by competing projects. There can be no assurance that losses in our land acquisition and development and construction loan portfolio will not exceed our reserves, which could adversely impact our earnings. Given the current environment, the non-performing loans in our land acquisition and development and construction portfolio are likely to continue to increase in 2011, and these non-performing loans could result in a material level of charge-offs, which will negatively impact our capital and earnings.

The deterioration in the residential mortgage market may continue to spread to commercial real estate credits, which may result in increased financial and regulatory risks and greater losses and non-performing assets, each of which may have an adverse affect on our business operations.

The losses that were initially associated with subprime residential mortgages rapidly spread into the residential mortgage market generally.  If the losses in the residential mortgage market continue to spread to commercial real estate credits, then we may be forced to take greater losses or retain more non-performing assets.  In addition, in general commercial real estate, or CRE, is cyclical and poses risks of possible loss due to concentration levels and similar risks of the asset class. As of December 31, 2010, approximately 42.95% of our loan portfolio consisted of CRE loans.  The Bank MOU requires that we continue to adhere to a written program to reduce the high level of credit risk at the Bank, including instituting procedures to strengthen credit underwriting in our CRE portfolio and, if excessive, plans to limit growth of our CRE concentration. We could also be required to further increase our allowance for possible loan losses and capital levels as a result of CRE lending exposures, which could have an adverse impact on our results of operations and financial condition.

The amount of other real estate owned (“OREO”) may increase significantly, resulting in additional losses, and costs and expenses that will negatively affect our operations.

At December 31, 2009, we had a total of $9.0 million of OREO, and at December 31, 2010, we had a total of $14.7 million of OREO, reflecting a $5.7 million or 63.82% increase from year-end 2009 to year-end 2010. These increases in OREO are due, among other things, to the continued deterioration of the residential real estate market and the tightening of the credit market. As the amount of OREO increases, our losses, and the costs and expenses to maintain the real estate likewise increase. Due to the ongoing economic crisis, the amount of OREO may continue to increase throughout 2011.  Any additional increase in losses, and maintenance costs and expenses due to OREO may have material adverse effects on our business, financial condition, and results of operations. Such effects may be particularly pronounced in a market of reduced real estate values and excess inventory, which may make the disposition of OREO properties more difficult, increase maintenance costs and expenses, and may reduce our ultimate realization from any OREO sales.

Our use of appraisals in deciding whether to make a loan on or secured by real property or how to value such loan in the future may not accurately describe the net value of the real property collateral that we can realize.

In considering whether to make a loan secured by real property, we generally require an appraisal of the property. However, an appraisal is only an estimate of the value of the property at the time the appraisal is made, and, as real estate values in our market area have experienced changes in value in relatively short periods of time, this estimate might not accurately describe the net value of the real property collateral after the loan has been closed. If the appraisal does not reflect the amount that may be obtained upon any sale or foreclosure of the property, we may not realize an amount equal to the indebtedness secured by the property. The valuation of the property may negatively impact the continuing value of such loan and could adversely affect our operating results and financial condition.

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

Our loan customers may not repay their loans according to the terms of these loans, and the collateral securing the payment of these loans may be insufficient to assure repayment.  As a result, we may experience significant loan losses, which could have a material adverse effect on our operating results.  Management makes various assumptions and judgments about the collectibility of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans.  We maintain an allowance for loan losses in an attempt to cover any loan losses that may occur. In determining the size of the allowance, we rely on an analysis of our loan portfolio based on historical loss experience, volume and types of loans, trends in classification, volume and trends in delinquencies and non-accruals, national and local economic conditions, and other pertinent information.

If our assumptions are wrong, our current allowance may not be sufficient to cover future loan losses, and we may need to make adjustments to allow for different economic conditions or adverse developments in our loan portfolio.  Material additions to our allowance would materially decrease our net income.   We expect our allowance to continue to fluctuate throughout 2011; however, given current and future market conditions, we can make no assurance that our allowance will be adequate to cover future loan losses.

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

We may be required to raise additional capital in the future, but that capital may not be available when it is needed and could be dilutive to our existing shareholders, which could adversely affect our financial condition and results of operations.

We are required by regulatory authorities to maintain adequate levels of capital to support our operations. To support the operations at the Bank, we may need to raise capital in the future. Our ability to raise capital, if needed, will depend in part on conditions in the capital markets at that time, which are outside our control. Accordingly, we cannot assure you of our ability to raise capital, if needed, on terms acceptable to us. If we cannot raise capital when needed, our ability to operate or further expand our operations could be materially impaired. In addition, if we decide to raise equity capital, the interest of our shareholders could be diluted.

Changes in the interest rate environment could reduce our net interest income, which could reduce our profitability.

As a financial institution, our earnings significantly depend on our net interest income, which is the difference between the interest income that we earn on interest-earning assets, such as investment securities and loans, and the interest expense that we pay on interest-bearing liabilities, such as deposits and borrowings. Therefore, any change in general market interest rates, including changes in the Federal Reserve Board’s fiscal and monetary policies, affects us more than non-financial institutions and can have a significant effect on our net interest income and total income. Our assets and liabilities may react differently to changes in overall market rates or conditions because there may be mismatches between the repricing or maturity characteristics of the assets and liabilities. As a result, an increase or decrease in market interest rates could have material adverse effects on our net interest margin and results of operations.

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

Negative developments during 2008 in the global credit and derivative markets have resulted in uncertainty in the financial markets in general with the expectation of the general economic downturn continuing through 2011.  As a result of this “credit crunch,” commercial as well as consumer loan portfolio performances have deteriorated at many institutions and the competition for deposits and quality loans has increased significantly.  In addition, the values of real estate collateral supporting many commercial loans and home mortgages have declined and may continue to decline. Global securities markets, and bank holding company stock prices in particular, have been negatively affected, as has the ability of banks and bank holding companies to raise capital or borrow in the debt markets.  If these negative trends continue, our business operations and financial results may be negatively affected.

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

We are subject to extensive regulation that could limit or restrict our activities.

We operate in a highly regulated industry and are subject to examination, supervision, and comprehensive regulation by various regulatory agencies. Our compliance with these regulations, including compliance with our formal agreement, is costly and restricts certain of our activities, including the declaration and payment of cash dividends to common shareholders, mergers and acquisitions, investments, loans and interest rates charged, interest rates paid on deposits, and locations of offices. We are also subject to capitalization guidelines established by our regulators, which require us to maintain adequate capital to support our growth and operations.

The laws and regulations applicable to the banking industry have recently changed and may continue to change, and we cannot predict the effects of these changes on our business and profitability. Because government regulation greatly affects the business and financial results of all commercial banks and bank holding companies, our cost of compliance could adversely affect our ability to operate profitably.

The Dodd-Frank Act was enacted on July 21, 2010.  The implications of the Dodd-Frank Act, or its implementing regulations, on our business are unclear at this time, but it may adversely affect our business, results of operations and the underlying value of our common stock.  The full effect of this legislation will not be even reasonably certain until implementing regulations are promulgated, which could take years in some cases.  See “Supervision and Regulation”.

Some or all of the changes may result in greater reporting requirements, assessment fees, operational restrictions, capital requirements, and other regulatory burdens for either, or both, the Bank and the Company, and many of our non-bank competitors may remain free from such limitations.  This could affect our ability to attract and maintain depositors, to offer competitive products and services, and to expand our business.

Congress may consider additional proposals to substantially change the financial institution regulatory system and to expand or contract the powers of banking institutions and bank holding companies. Such legislation may change existing banking statutes and regulations, as well as our current operating environment significantly. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand our permissible activities, or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. We cannot predict whether new legislation will be enacted and, if enacted, the effect that it, or any regulations, would have on our business, financial condition, or results of operations.

Our financial condition and results of operations are affected by credit policies of monetary authorities, particularly the Federal Reserve Board. Actions by monetary and fiscal authorities, including the Federal Reserve, could have an adverse effect on our deposit levels, loan demand or business and earnings.

We are subject to liquidity risk in our operations.

Liquidity risk is the possibility of being unable, at a reasonable cost and within acceptable risk tolerances, to pay obligations as they come due, to capitalize on growth opportunities as they arise, or to pay regular dividends because of an inability to liquidate assets or obtain adequate funding on a timely basis. Liquidity is required to fund various obligations, including credit obligations to borrowers, mortgage originations, withdrawals by depositors, repayment of debt, dividends to shareholders, operating expenses, and capital expenditures. Liquidity is derived primarily from retail deposit growth and retention, principal and interest payments on loans and investment securities, net cash provided from operations, and access to other funding sources. Our access to funding sources in amounts adequate to finance our activities could be impaired by factors that affect us specifically or the financial services industry in general. Factors that could detrimentally affect our access to liquidity sources include a decrease in the level of our business activity due to a market downturn or adverse regulatory action against us, including the MOU we entered into with the Federal Reserve Bank of Richmond, which requires us to seek prior approval before incurring any additional debt. Our ability to borrow could also be impaired by factors that are not specific to us, such as a severe disruption in the financial markets or negative views and expectations about the prospects for the financial services industry as a whole, given the recent turmoil faced by banking organizations in the domestic and worldwide credit markets. Currently, we have access to liquidity to meet our current anticipated needs; however, our access to additional borrowed funds could become limited in the future, and we may be required to pay above market rates for additional borrowed funds, if we are able to obtain them at all, which may adversely affect our results of operations.

As of December 31, 2010, we had approximately $111.9 million in brokered deposits, which represented approximately 24.58% of our total deposits. At times, the cost of brokered deposits exceeds the cost of deposits in our local market. In addition, the cost of brokered deposits can be volatile. In accordance with our formal agreement, we are required to limit brokered deposits, excluding reciprocal CDARS, that would cause the Bank’s level of brokered deposits to be in excess of ten percent of total deposits. This limitation, coupled with potential cost increases discussed above, could adversely affect our liquidity and ability to support demand for loans.

Our ability to pay cash dividends on common stock is limited and we may be unable to pay future dividends.

We make no assurances that we will pay any dividends in the future. Any future determination relating to dividend policy will be made at the discretion of our Board of Directors and will depend on a number of factors, including our future earnings, capital requirements, financial condition, future prospects, regulatory restrictions, and other factors that our Board of Directors may deem relevant. The holders of our common stock are entitled to receive dividends when, and if declared by our Board of Directors out of funds legally available for that purpose. As part of our consideration to pay cash dividends, we intend to retain adequate funds from future earnings to support the development and growth of our business. In addition, our ability to pay dividends is restricted by federal policies and regulations. It is the policy of the Federal Reserve Board that bank holding companies should pay cash dividends on common stock only out of net income available over the past year and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. Further, our principal source of funds to pay dividends is cash dividends that we receive from the Bank. In addition, pursuant to the MOU we entered into with the Federal Reserve Bank of Richmond, we are prohibited from declaring and paying cash dividends without prior regulatory approval from the Federal Reserve Board.  Finally, we have participated in the United States Department of the Treasury’s TARP CPP, our ability to pay cash dividends on common stock is further limited.  Specifically, we may not pay cash dividends on common stock unless all dividends have been paid on the securities issued to the Treasury under the TARP CPP. The TARP CPP also restricts our ability to increase the amount of cash dividends on common stock, which potentially limits your opportunity for gain on your investment.

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

On June 17, 2004, the Bank opened a temporary branch at 709 North Lake Drive in Lexington, South Carolina.  On July 1, 2008, the bank subsequently moved into its permanent branch facility at 801 North Lake Drive in Lexington, South Carolina.  The Lexington branch facility, which is leased by the Bank, is located on approximately two acres of land and contains approximately 13,000 square feet.

On March 15, 2005, the Bank opened a branch at 51 State Street, Charleston, South Carolina.  This property is leased.  On August 8, 2005, the bank changed the street address of this location to 25 Cumberland Street, Charleston, South Carolina because of a change in the primary entrance to the branch.

On March 24, 2005, the Bank leased approximately five acres at 2211 W. Palmetto Street in Florence, South Carolina for possible development of a future headquarters location.  This property and an adjacent parcel were purchased by the Company on November 24, 2008 and are leased by the Bank.

On October 3, 2005, the Bank opened a branch office at 800 South Shelmore Blvd., Mount Pleasant, South Carolina.  The Mount Pleasant branch facility is located on approximately one acre of land owned by the Company and contains approximately 6,500 square feet.

On February 9, 2006, the Bank purchased approximately 0.75 acres at 2148 W. Palmetto Street, Florence, South Carolina for a future training facility.  On April 1, 2007, the Bank opened its Learning Center  which contains approximately 6,000 square feet.

The Bank owns property at 44th Business Park, Lots 1, 2 & 3, North Myrtle Beach, South Carolina, which is an abandoned branch site listed for sale.

In June 2007, the Bank entered into a lease for approximately 1.3 acres of land located at 5243 Forest Drive, Columbia, South Carolina.  The Company anticipates that it will use this land as the site of a future branch office location.

In March 2008, the Bank purchased 1.37 acres at 8551 Rivers Avenue, North Charleston, South Carolina and one acre at 950 Lake Murray Boulevard, Columbia, South Carolina, which are expected to be future branch office locations.

On July 24, 2009, the Bank opened a branch office at 2805A Sunset Boulevard, West Columbia, South Carolina in a facility leased by the Bank.

Other than the Bank facilities described in the preceding paragraphs and the real estate-related loans funded by the Bank previously described in “Item 1.  Business—First Reliance Bank,” the Company does not invest in real estate, interests in real estate, real estate mortgages, or securities of or interests in persons primarily engaged in real estate activities.

ITEM 3.     LEGAL PROCEEDINGS

None.

PART II

ITEM 4.	[RESERVED]

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)           The response to this Item 5(a) is included in the Company’s 2010 Annual Report to Shareholders under the heading, “Market for First Reliance Bancshares, Inc.’s Common Stock; Payment of Dividends,” and is incorporated herein by reference.

(b)           Not Applicable.

(c)           Not Applicable.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data is derived from the consolidated financial statements and other data of First Reliance Bancshares, Inc. and Subsidiary (the “Company”).  The selected financial data should be read in conjunction with the consolidated financial statements, including the accompanying notes, included elsewhere herein.

(Dollars in thousands, except per share data)	2010	2009	2008	2007	2006
Income Statement Data:
Interest income	$27,947	$32,025	$36,243	$37,540	$31,717
Interest expense	11,656	15,640	17,541	18,549	14,253
Net interest income	16,291	16,385	18,702	18,991	17,464
Provision for loan losses	3,542	14,401	4,935	1,643	1,393
Net interest income after provision for loan losses	12,749	1,984	13,767	17,348	16,071
Noninterest income	4,896	7,610	4,986	5,273	4,583
Noninterest expense	19,234	19,619	18,586	18,816	16,225
Income (loss) before income taxes	(1,589)	(10,025)	167	3,805	4,429
Income tax expense (benefit)	(1,440)	(4,181)	(459)	1,245	1,183
Net income (loss)	(149)	(5,844)	626	2,560	3,246
Preferred stock dividends	1,131	837	-	-	-

Net income (loss) available to common shareholders	$(1,280)	$(6,681)	$626	$2,560	$3,246

Balance Sheet Data:
Assets	$530,095	$645,508	$603,434	$591,704	$456,211
Earning assets	468,618	589,657	560,032	550,559	412,687
Securities available for sale (1)	84,473	121,949	76,311	58,580	35,931
Loans (2)	355,514	411,728	478,579	487,739	360,123
Allowance for loan losses	6,271	9,801	8,224	5,271	4,002
Deposits	455,250	552,763	461,135	449,498	372,938
Shareholders’ equity	48,592	45,224	37,426	37,028	34,093

Per Common Share Data:
Basic earnings (loss)	$(0.32)	$(1.87)	$0.18	$0.74	$0.96
Diluted earnings (loss)	(0.32)	(1.87)	0.18	0.72	0.91
Common book value	7.49	8.36	10.65	10.63	9.95

Performance Ratios:
Return on average assets (3)	(0.03)%	(0.88)%	0.11%	0.52%	0.75%
Return on average equity (4)	(0.31)	(12.14)	1.65	7.16	10.19
Net interest margin (5)	3.04	2.66	3.40	4.12	4.35
Efficiency (6)	94.27	89.03	78.49	77.76	73.60

Capital and Liquidity Ratios:
Average equity to average assets	8.19%	7.28%	6.43%	7.15%	7.39%
Leverage (4.00% required minimum)	9.99	8.25	9.28	9.46	9.90
Risk-based capital
Tier 1	13.34	11.52	10.73	9.26	11.42
Total	14.59	12.78	11.97	10.29	12.45
Average loans to average deposits	75.32	86.07	106.63	99.37	96.86

(1)	Securities available-for-sale are stated at fair value.
(2)	Loans are stated at gross amounts before allowance for loan losses and include loans held for sale.
(3)	Net income (loss) before preferred stock dividends divided by average assets.
(4)	Net income (loss) before preferred stock dividends divided by average equity.
(5)	Net interest income divided by average earning assets.
(6)	Noninterest expense divided by the sum of net interest income and noninterest income, excluding gains and losses on sales of assets.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Basis of Presentation

The following discussion should be read in conjunction with the preceding “Selected Financial Data” and the Company’s consolidated financial statements and the notes thereto and the other financial data included elsewhere herein.  The financial information provided below has been rounded in order to simplify its presentation.  However, the ratios and percentages provided below are calculated using the detailed financial information contained in the consolidated financial statements, the notes thereto and the other financial data included elsewhere herein.  Except where otherwise indicated, the “Company”, “we”, “us” and “our” refer to First Reliance Bancshares, Inc. and its wholly-owned subsidiary, First Reliance Bank.

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

On November 12, 2002, the Company commenced a stock offering whereby a minimum of 125,000 shares and a maximum of 1,250,000 shares of common stock were offered to fund continued expansion.  The offering price was $8.00 per share.  This was a best efforts offering and was conducted without an underwriter.  The Company sold 1,007,430 shares resulting in additional capital of $8,059,439 net of selling expenses of $162,965, in the offering, which was completed in May 2003.

On June 30, 2005, First Reliance Capital Trust I (a non-consolidated affiliate) issued $10,000,000 in trust preferred securities with a maturity of November 23, 2035 and may be redeemed by the Company after five years, and sooner in certain specific events.  The rate was fixed at 5.93% until August 23, 2010, at which point the rate adjusts quarterly to the three-month LIBOR plus 1.83%, and can be called without penalty beginning on June 15, 2011.  The trust has not been consolidated in these financial statements.  The Company received from the trust the $10,000,000 proceeds from the issuance of the securities and the $310,000 initial proceeds from the capital investment in the trust, and accordingly has shown the funds due to the trust as $10,310,000 junior subordinated debentures.  Current regulations allow the entire amount of junior subordinated debentures to be included in the calculation of regulatory capital.    On December 28, 2008, the Company injected $3,000,000 into the Bank as permanent capital.

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

On April 9, 2010, the Company issued 340,145 shares of its common stock at $4.50 per share and 2,293 shares of its newly created Series C Preferred Stock at $1,000 per share.  The gross proceeds from the issuance and sale of these securities were $3,832,208.

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

Recent Regulatory Events

Following an examination of the Bank by the Federal Deposit Insurance Corporation (the “FDIC”) during the first quarter of 2010, the Bank’s Board of Directors agreed to enter into a Memorandum of Understanding (the “Bank MOU”) with the FDIC and South Carolina Commissioner of Banks that became effective August 19, 2010.  The requirements of the Bank MOU are more fully described in “Business - Supervision and Regulation – Memoranda of Understanding” appearing in Part I above

In addition, on the basis of the same examination by the FDIC and the SC State Board, the Federal Reserve Bank of Richmond (the “Federal Reserve Bank”) requested that the Company enter into a separate Memorandum of Understanding (the “Company MOU”). The Company entered into the Company MOU in December 2010.  While the Company MOU provides for many of the same measures suggested by the Bank MOU, the Company MOU requires that the Company seek pre-approval prior to the payment of dividends or other interest payments relating to its securities.  This provision is more fully described as part of “Liquidity Management and Capital Resources” appearing below.

In response to these regulatory matters, the Bank and the Company have taken various actions over the past year designed to improve our lending procedures, nonperforming assets, liquidity and capital position and other conditions related to our operations, which are more fully described in turn as part of this discussion.  We believe that the successful completion of these initiatives will result in full compliance with our regulatory obligations with the FDIC, the SC State Board and the Federal Reserve Bank and position us well for stability and growth over the long term.

Results of Operations

We incurred a net loss available to common shareholders of $1,280,370 and $6,680,787 for the years ended December 31, 2010 and 2009, respectively.  This resulted in basic and diluted loss per share of $0.32 for 2010, compared to $1.87 for 2009.

Our operating results for 2010 were favorably impacted by a decrease of $10,859,002 in our provision for loan losses for 2010 compared to the provision for loan losses we recorded in 2009.  We believe the decrease is due to the implementation of a loss mitigation and recovery division, staffed with experienced bankers who specifically handle nonperforming and deteriorating assets.  Additionally, we have strengthened our credit review process by being proactive in making conservative lending decisions.  We also believe that the decrease in our provision for loan losses for both periods noted above is attributable in part to the stabilizing of the negative trends that have plagued our local real estate markets over the past several years.

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

Net interest income for 2010 was $16,290,870 compared to $16,385,126 for 2009, a decrease of $94,256, or 0.58%.  The decline in our net interest income is the result of our current strategy of maintaining a high level of liquidity due to the weak economy in our local markets.  During 2010, compared to 2009, we changed the mix of our earning assets by reducing the average volume of our loans, as a percentage of total earning assets, by 3.93%, which correspondingly increased the average volume of our more liquid investments.  We generally realize a much higher yield on our loans than we do on our liquid investments.

For 2010, average-earning assets totaled $535,262,091 with an annualized average yield of 5.22% compared to $617,075,948 and 5.19%, respectively, for 2009.  Average interest-bearing liabilities totaled $496,404,349 with an annualized average cost of 2.35% for 2010 compared to $566,202,286 and 2.76%, respectively, for 2009.

Our net interest margin and net interest spread was 3.04% and 2.87%, respectively, for 2010 compared to 2.66% and 2.43%, respectively, for 2009.

Because loans often provide a higher yield than other types of earning assets, one of our goals is to maintain our loan portfolio as the largest component of total earning assets.  Loans comprised 71.00% and 74.93% of average earning assets for the years ended December 31, 2010 and 2009, respectively.  Loan interest income for 2010 and 2009 was $23,310,298 and $27,758,195, respectively.  The annualized average yield on loans was 6.13% and 6.00% for 2010 and 2009, respectively.  Average balances of loans decreased to $380,018,889 during 2010, a decrease of $82,381,401 from the average of $462,400,290 during 2009.  Our loan income for the 2010 continued to be negatively affected by the current downturn in our local real estate markets.  Because the economic downturn in our markets caused the volume of new loan customers to decrease, we began shifting our earning asset mix toward securities during the second quarter of 2009.

Available-for-sale investment securities averaged $112,117,438, or 20.95% of average earning assets, for 2010 compared to approximately $94,506,986, or 15.32% of average earning assets for 2009.  Interest earned on investment securities amounted to $4,508,710 for the year ended December 31, 2010, compared to $4,103,831 for the same period last year.  The annualized average yield on available-for-sale investment securities was 4.02% and 4.34% for 2010 and 2009, respectively.  During 2009 we began shifting our earning asset mix toward available for-sale-securities because of the weak demand for loans in our markets.

Our average interest-bearing deposits were $460,335,148 and $492,325,051 for 2010 and 2009, respectively. This represented a decrease of $31,989,903, or 6.50%.  Total interest paid on deposits for 2010 and 2009 was $10,184,693 and $12,859,079, respectively.  The annualized average cost of deposits was 2.21% and 2.61% for the years ended December 31, 2010 and 2009, respectively.  As our loan demand declined, we concurrently lowered our rates paid for deposits, especially for time deposits under $100,000, which is the primary reason why our average time deposits declined by $36,556,367, or 10.43%, from December 31, 2009 to December 31, 2010.

The average balance of other interest-bearing liabilities was $36,069,201 and $73,877,235 for 2010 and 2009, respectively.  This represented a decrease of $37,808,034, or 51.18%.  The decrease is partially attributable to the decrease of $34,845,864 in our average borrowings from the Federal Home Loan Bank.  With the availability of interest-bearing deposits at lower cost during 2010 and the weakness in loan demand we experienced during 2010, we became less reliant on borrowings from the Federal Home Loan Bank to fund loan demands.

Net Interest Income

Average Balances, Income and Expenses, and Rates - The following table sets forth, for the years indicated, certain information related to our average balance sheet and its average yields on assets and average costs of liabilities.  Such yields are derived by dividing income or expense by the average balance of the corresponding assets or liabilities.  Average balances have been derived from the daily balances throughout the periods indicated.

Average Balances, Income and Expenses, and Rates

Year ended December 31,	2010			2009			2008
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Earning assets:
Loans	$380,019	$23,310	6.13%	$462,400	$27,758	6.00%	$481,572	$33,150	6.88%
Securities, taxable	55,027	2,065	3.75	51,837	2,199	4.24	30,075	1,519	5.05
Securities, nontaxable	57,090	2,444	4.28	42,670	1,905	4.46	30,112	1,299	4.31
Other earning assets	43,126	127	0.30	60,168	163	0.27	7,933	275	3.46
Total earning assets	535,262	27,946	5.22	617,075	32,025	5.19	549,692	36,243	6.59
Cash due from banks	2,005			2,421			5,524
Premises and equipment	26,216			26,863			23,983
Other assets	36,884			23,871			17,490
Allowance for loan losses	(7,684)			(8,427)			(5,819)

Total assets	$592,683			$661,803			$590,870

Liabilities and Shareholders' Equity
Interest-bearing deposits:
Transaction accounts	$38,849	$193	0.50%	$37,516	$214	0.57%	$28,761	$184	0.64%
Savings and money market accounts	107,663	1,195	1.11	104,429	1,743	1.67	98,210	2,123	2.16
Time deposits	313,823	8,797	2.80	350,380	10,902	3.11	280,842	11,557	4.11
Total interest-bearing deposits	460,335	10,185	2.21	492,325	12,859	2.61	407,813	13,864	3.40

Other interest-bearing liabilities:
Federal Home Loan
Bank borrowing	24,954	849	3.40	59,800	2,137	3.57	72,644	2,675	3.68
Junior subordinated debentures	10,310	619	6.01	10,310	613	5.95	10,310	616	5.98
Note payable	-	-	-	1,485	30	2.01	3,389	136	4.00
Other Borrowings	805	2	0.25	2,282	1	0.06	12,203	251	2.06
Total other interest-bearing liabilities	36,069	1,470	4.08	73,877	2,781	3.76	98,546	3,678	3.73

Total interest-bearing liabilities	496,404	11,655	2.35	566,202	15,640	2.76	506,359	17,542	3.46

Noninterest-bearing deposits	44,194			44,900			43,812
Other liabilities	3,540			2,552			2,732
Shareholders' equity	48,545			48,149			37,967

Total liabilities and equity	$592,683			$661,803			$590,870

Net interest income/interest spread		$16,291	2.87%		$16,385	2.43%		$18,701	3.13%

Net yield on earning assets			3.04%			2.66%			3.40%

(1)           Includes mortgage loans held for sale and nonaccruing loans.

Rate/Volume Analysis

Analysis of Changes in Net Interest Income - Net interest income can also be analyzed in terms of the impact of changing rates and changing volume.  The following table describes the extent to which changes in interest rates and changes in the volume of earning assets and interest-bearing liabilities have affected the Company’s interest income and interest expense during the periods indicated.  Information on changes in each category attributable to (i) changes due to volume (change in volume multiplied by prior period rate), (ii) changes due to rates (changes in rates multiplied by prior period volume) and (iii) changes in rate/volume (change in rate multiplied by the change in volume) is provided in the table below.  Changes to both rate and volume (in item (iii) above) that cannot be segregated have been allocated proportionately.

	2010 Compared to 2009			2009 Compared to 2008
	Due to increase (decrease) in			Due to increase (decrease) in
(Dollars in thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Loans	$(5,038)	$590	$(4,448)	$(1,280)	$(4,112)	$(5,392)
Securities, taxable	130	(264)	(134)	955	(275)	680
Securities, tax exempt	619	(80)	539	559	47	606
Other earning assets	(52)	16	(36)	347	(458)	(111)
Total interest income	(4,341)	262	(4,079)	581	(4,798)	(4,217)

Interest expense:
Interest-bearing deposits
Interest-bearing transaction accounts	7	(28)	(21)	53	(22)	31
Savings and money market accounts	52	(601)	(549)	127	(507)	(380)
Time deposits	(1,076)	(1,028)	(2,104)	2,503	(3,158)	(655)
Total interest-bearing deposits	(1,017)	(1,657)	(2,674)	2,683	(3,687)	(1,004)

Other interest-bearing liabilities
Federal Home Loan Bank borrowings	(1,191)	(97)	(1,288)	(460)	(78)	(538)
Junior subordinated debentures	-	7	7	-	(3)	(3)
Note payable	(15)	(15)	(30)	(56)	(50)	(106)
Other Borrowings	(1)	1	-	(114)	(136)	(250)
Total other interest-bearing liabilities	(1,207)	(104)	(1,311)	(630)	(267)	(897)

Total Interest Expense	(2,224)	(1,761)	(3,985)	2,053	(3,954)	(1,901)

Net interest income	$(2,117)	$2,023	$(94)	$(1,472)	$(844)	$(2,316)

Net Interest Income

Interest Sensitivity - We monitor and manage the pricing and maturity of our assets and liabilities in order to diminish the potential adverse impact that changes in interest rates could have on our net interest income.  The principal monitoring technique we employed is the measurement of our interest sensitivity “gap,” which is the positive or negative dollar difference between assets and liabilities that are subject to interest rate repricing within a given period of time.  Interest rate sensitivity can be managed by repricing assets or liabilities, selling securities available-for-sale, replacing an asset or liability at maturity, or adjusting the interest rate during the life of an asset or liability. Managing the amount of assets and liabilities repricing in this same time interval helps to hedge interest sensitivity and minimize the impact on net interest income of rising or falling interest rates.

The following table sets forth our interest rate sensitivity at December 31, 2010.

Interest Sensitivity Analysis

					Greater
		After One	After Three		Than One
		Through	Through	Within	Year or
December 31, 2010	Within One	Three	Twelve	One	Non-
(Dollars in thousands)	Month	Months	Months	Year	Sensitive	Total
Assets
Interest-earning assets
Interest-bearing deposits in other banks	$23,864	$-	$-	$23,864	$-	$23,864
Loans, including held for sale	70,105	40,920	75,738	186,763	168,751	355,514
Securities, taxable	-	-	-	-	35,816	35,816
Securities, nontaxable	-	-	-	-	48,657	48,657
Nonmarketable securities	4,357	-	-	4,357	-	4,357
Time deposits in other banks	-	-	100	100	-	100
Investment in trust	-	-	-	-	310	310
Total earning assets	98,326	40,920	75,838	215,084	253,534	468,618

Liabilities
Interest-bearing liabilities:
Interest-bearing deposits:
Transaction accounts	41,761	-	-	41,761	-	41,761
Savings deposits	108,890	-	-	108,890	-	108,890
Time deposits	23,985	29,068	81,649	134,702	128,730	263,432
Total interest-bearing deposits	174,636	29,068	81,649	285,353	128,730	414,083
Advances from Federal
Home Loan Bank	-	-	-	-	13,000	13,000
Junior subordinated debentures	-	-	-	-	10,310	10,310
Repurchase agreements	477	-	-	477	-	477
Total interest-bearing liabilities	175,113	29,068	81,649	285,830	152,040	437,870
Period gap	$(76,787)	$11,852	$(5,811)	$(70,746)	$101,494
Cumulative gap	$(76,787)	$(64,935)	$(70,746)	$(70,746)	$30,748
Ratio of cumulative gap to total earning assets	(16.39)%	(13.86)%	(15.10)%	(15.10)%	6.56%

The above table reflects the balances of earning assets and interest-bearing liabilities at the earlier of their repricing or maturity dates.  Interest-bearing deposits in other banks are reflected at the earliest pricing interval due to the immediately availably of the deposits.  Securities are reflected at each instrument’s ultimate maturity date.  Scheduled payment amounts of fixed rate amortizing loans are reflected at each scheduled payment date.  Scheduled payment amounts of variable rate amortizing loans are reflected at each scheduled payment date until the loan may be repriced contractually; the unamortized balance is reflected at that point.  Interest-bearing liabilities with no contractual maturity, such as demand deposits and savings deposits, are reflected in the earliest repricing period due to contractual arrangements, which give us the opportunity to vary the rates paid on those deposits within one month or shorter period.  However, we are not obligated to vary the rates paid on these deposits within any given period.  Fixed rate time deposits, principally certificates of deposit, are reflected at their contractual maturity dates.  Repurchase agreements mature on a daily basis and are reflected in the earliest pricing period.  Advances from the Federal Home Loan Bank and junior subordinated debentures are reflected at their contractual maturity date.

We are in a liability sensitive position (or a negative gap) of $70.7 million over the 12-month time frame.  The gap is negative when interest-bearing liabilities exceed interest sensitive earning assets, as was the case at the end of 2010 with respect to the one-year time horizon. When interest-sensitive earning assets exceed interest-bearing liabilities for a specific repricing "horizon,” a positive interest sensitivity gap is the result.

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

Asset/liability management is the process by which we monitor and control the mix and maturities of our assets and liabilities. The essential purposes of asset/liability management are to ensure adequate liquidity and to maintain an appropriate balance between interest sensitive assets and liabilities in order to minimize potentially adverse impacts on earnings from changes in market interest rates. We have both an internal finance committee consisting of senior management that meets at various times during each quarter and a management finance committee that meets weekly as needed.  The finance committees are responsible for maintaining the level of interest rate sensitivity of our interest sensitive assets and liabilities within a board-approved limit

However, our gap analysis is not a precise indicator of our interest rate sensitivity position.  The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally.  For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but those rates are viewed by management as significantly less interest-sensitive than market-based rates such as those paid on non-core deposits.  Net interest income may be impacted by other significant factors in a given interest rate environment, including changes in the volume and mix of earning assets and interest-bearing liabilities.  We believe we have positioned ourselves to where there is minimal impact on interest income in a rising or falling rate environment.

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

More specifically, in determining our allowance for loan losses, we regularly review loans for specific and impaired reserves based on the appropriate impairment assessment methodology. Pooled reserves are determined using historical loss trends measured over a four quarter average applied to risk rated loans grouped by Federal Financial Examination Council (“FFIEC”) call code and segmented by impairment status. The pooled reserves are calculated by applying the appropriate historical loss ratio to the loan categories. Impaired loans greater than a minimum threshold established by management are excluded from this analysis. The sum of all such amounts determines our pooled reserves.  Management undertook a thorough statistical review of our recognized loss history during the 2010 calendar year.  This analysis revealed that over 80% of our losses were concentrated in the coastal markets.  Management has strategically decided to reduce the Bank’s portfolio exposure to the coastal markets due to this and other factors.  Accordingly, we modified our loss history calculation to segment our losses by geography.  We now calculate a loss factor for each geography, then weight the overall loss factor by the geographic weight remaining in the overall portfolio.  Over time we expect this to have a material impact on our required allowance level as we continue to reduce our exposure to problematic markets.  We have also shortened the period over which we review historical losses from eight quarters to four in response to industry trends and conditions; the shorter loss history window is more in line with our peer group.

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

After risk grading each loan, we then segment the portfolio by FFIEC call code groupings, separating out substandard or impaired loans.  The remaining loans are grouped into “performing loan pools.”  The loss history for each performing loan pool is measured over a specific period of time to create a loss factor for each geographic region.  The overall loss factor is then calculated by weighting each geographic region within the overall portfolio.  The relevant look back period is determined by the Bank, regulatory guidance, and current market events.  The loss factor is then applied to the pool balance and the reserve per pool calculated.  Loans deemed to be substandard but not impaired are segregated and a loss factor is applied to this pool as well.  Loans are segmented based upon sizes as smaller impaired loans are pooled and a loss factor applied, while larger impaired loans are assessed individually using the appropriate impairment measuring methodology.  Finally, five qualitative factors are utilized to assess economic and other trends not currently reflected in the loss history. These factors include concentration of credit across the portfolio, the experience level of management and staff, effects of changes in risk selection and underwriting practice, industry conditions and the current economic and business environment.  A quantitative value is assigned to each of the five factors, which is then applied to the performing loan pools. Negative trends in the loan portfolio increase the quantitative values assigned to each of the qualitative factors and, therefore, increase the reserve.  For example, as general economic and business conditions decline, this qualitative factor’s quantitative value will increase, which will increase the reserve requirement for this factor.  Similarly, positive trends in the loan portfolio, such as improvement in general economic and business conditions, will decrease the quantitative value assigned to this qualitative factor, thereby decreasing the reserve requirement for this factor.  These factors are reviewed and updated by our risk management committee on a regular basis to arrive at a consensus for our qualitative adjustments.

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

Various regulatory agencies review our allowance for loan losses through their periodic examinations, and they may require additions to the allowance for loan losses based on their judgment and assumptions about the economic condition of our market and the loan portfolio available to them at the time of their examinations. Our losses will undoubtedly vary from our estimates, and it is possible that charge-offs in future periods will exceed the allowance for loan losses as estimated at any point in time.

As of December 31, 2010 and 2009, the allowance for loan losses was $6,271,045 and $9,800,746, respectively, a decrease of $3,525,701, or 36.01%, from the 2009 allowance.  However, as a percentage of total loans, the allowance for loan losses was 1.77% and 2.41% at December 31, 2010 and 2009, respectively.  The decrease in the allowance for loan losses was driven primarily by the significant reduction in the size of our loan portfolio and to the many impaired loans previously reserved that were charged off during the period.  At December 31, 2010 compared to December 31, 2009, our loan portfolio was $52,299,432 or 12.86% lower.  For 2010 compared to 2009 the average volume of our loans was $82,381,401 or 17.82% lower.   See “Nonperforming Assets” below for additional information regarding our asset quality and loan portfolio.

For the years 2010 and 2009, the provision for loan losses was $3,541,650 and $14,400,652, respectively.  This represents a reduction of $10,859,002, which is primarily attributable to the stabilization of the credit quality of our performing loan portfolio as well as the reduction in the volume of our loans.

We believe the allowance for loan losses at December 31, 2010, is adequate to meet potential loan losses inherent in the loan portfolio, and, as described earlier, to maintain the flexibility to adjust the allowance should our local economy and loan portfolio either improve or decline in the future.

The following table sets forth certain information with respect to the Company’s allowance for loan losses and the composition of charge-offs and recoveries for the five years ended December 31, 2010.

Allowance for Loan Losses

(Dollars in thousands)	2010	2009	2008	2007	2006

Total loans outstanding at end of year	$354,328	$406,627	$468,990	$468,138	$353,491

Average loans outstanding	$380,019	$462,400	$481,572	$414,907	$348,709

Balance of allowance for loan losses at beginning of year	$9,801	$8,224	$5,271	$4,002	$3,419
Loans charged off:
Real estate – construction	4,430	7,114	-	-	17
Real estate – mortgage	4,380	4,197	1,136	205	718
Commercial and industrial	1,469	2,530	997	58	170
Consumer and other	116	446	235	193	151

Total loan losses	10,395	14,287	2,368	456	1,056

Recoveries of previous loan losses:
Real estate – construction	1,311	985	-	-	-
Real estate – mortgage	1,409	390	322	36	105
Commercial and industrial	438	68	10	24	111
Consumer and other	165	20	54	22	31

Total recoveries	3,323	1,463	386	82	247

Net charge-offs	7,071	12,824	1,982	374	809

Provision for loan losses	3,542	14,401	4,935	1,643	1,392

Balance of allowance for loan losses at end of year	$6,271	$9,801	$8,224	$5,271	$4,002

Ratios:
Net charge-offs to average loans outstanding	1.86%	2.77%	0.41%	0.09%	0.23%
Net charge-offs to loans at end of year	2.00	3.15	0.42	0.08	0.23
Allowance for loan losses to average loans	1.65	2.12	1.71	1.27	1.15
Allowance for loan losses to loans at end of year	1.77	2.41	1.75	1.13	1.13
Net charge-offs to allowance for loan losses	112.76	130.84	24.10	7.10	20.21
Net charge-offs to provision for loan losses	199.69	89.05	40.16	22.76	58.11

Nonperforming Assets

Nonperforming Assets - At December 31, 2010 and 2009, loans totaling $19,866,061 and $25,406,383, respectively, were in nonaccrual status, total loans of $1,910,413 and $40,197, respectively, were 90 days or more overdue and still accruing interest, and restructured loans were $2,183,635 and $420,033, respectively.

The following table shows the nonperforming assets, percentages of net charge-offs, and the related percentage of allowance for loan losses for the five years ended December 31, 2010.

(Dollars in thousands)	2010	2009	2008	2007	2006
Loans over 90 days past due and still accruing	$1,910	$40	$2,097	$1,781	$464
Loans on nonaccrual:
Real estate construction	14,796	16,380	6,250	-	-
Real estate mortgage	4,311	8,840	12,573	1,465	637
Commercial	753	154	563	114	-
Consumer	6	32	206	79	34
Total nonaccrual loans	19,866	25,406	19,592	1,658	671
Total of nonperforming loans	21,776	25,446	21,689	3,439	1,135
Other nonperforming assets	14,699	8,954	380	197	1,386
Total nonperforming assets	$36,475	$34,400	$22,069	$3,636	$2,521
Percentage of nonperforming assets to total assets	6.88%	5.33%	3.66%	0.61%	0.55%
Percentage of nonperforming loans to total loans	10.29%	8.46%	4.71%	0.73%	0.32%
Allowance for loan losses as a percentage of non-performing loans	28.80%	38.52%	37.92%	153.27%	352.60%

Generally, loans are placed on nonaccrual status if principal or interest payments become 90 days past due and/or we deem the collectibility of the principal and/or interest to be doubtful.  Once a loan is placed in nonaccrual status, all previously accrued and uncollected interest is reversed against interest income.  Interest income on nonaccrual loans is recognized on a cash basis when the ultimate collectability is no longer considered doubtful.  Loans are returned to accrual status when the principal and interest amounts contractually due are brought current and future payments are reasonably assured.  If interest on our loans classified as nonaccrual at December 31, 2010 and 2009 had been recognized on a fully accruing basis, we would have recorded an additional $681,469 and $2,450,489 of interest income for the years ended December 31, 2010 and 2009, respectively.  All nonaccruing loans at December 31, 2010 and 2009 were included in our classification of impaired loans at those dates.

Impaired loans - At December 31, 2010, we had impaired loans totaling $19,301,570, as compared to $48,692,632 at December 31, 2009.  The significant reduction in impaired loans is due mainly to the removal of approximately $30,000,000 of loans from the impaired loan classification.  Historically, we have considered all loans identified as “substandard” assets to be “impaired” assets.  A regulatory external audit identified the need to separate these categories per the actual regulatory definition for each classification.  A bank asset may meet the definition of “substandard” while not also meeting the definition of “impaired.”  However, all assets meeting the definition of “impaired” are automatically “substandard.”  Accordingly, we evaluated those loans identified as substandard and separated “substandard” assets from “substandard and impaired” assets.  The evaluation revealed that approximately $30,000,000 of assets considered substandard did not meet the requirements to be considered impaired. Additionally, during 2010 we charged off impaired loans totaling $7,551,314; to this end, we have fully complied with the requirements of the Bank MOU relating to the reductions of assets classified as “loss” or “doubtful”.  Included in the impaired loans at December 31, 2010, were eight borrowers that accounted for approximately 76.31% of the total amount of the impaired loans at that date.  These loans were primarily commercial real estate loans isolated to the coastal regions of South Carolina.  Impaired loans, as a percentage of total loans, were 5.45% at December 31, 2010 as compared to 11.97% at December 31, 2009.

During the year ended December 31, 2010, the average investment in impaired loans was $24,058,444 as compared to $43,537,156 during the year ended December 31, 2009.  Impaired loans with a specific allocation of the allowance for loan losses totaled $10,131,000 and $17,526,321 at December 31, 2010 and 2009, respectively.  The amount of the specific allocation at December 31, 2010 and 2009 was $559,564 and $3,755,475, respectively.

The downturn in the real estate market that began in 2008 has resulted in an increase in loan delinquencies, defaults and foreclosures; however, we believe these trends are stabilizing as our other real estate owned liquidation prices have stabilized for vertical construction, indicating some stabilization of demand for such product.  In some cases, this downturn has resulted in a significant impairment to the value of our collateral and ability to sell the collateral upon foreclosure at its appraised value. However, there is a risk that downward trends could continue at a higher pace.  If real estate values further decline, it is also more likely that we would be required to increase our allowance for loan losses.

On a quarterly basis, we analyze each loan that is classified as impaired during the period to determine the potential for possible loan losses.  This analysis is focused upon determining the then current estimated value of the collateral, local market condition, and estimated costs to foreclose, repair and resell the property.  The net realizable value of the property is then computed and compared to the loan balance to determine the appropriate amount of specific reserve for each loan.

Other nonperforming assets – Other nonperforming assets consist of other real estate owned (“OREO”) that was acquired through foreclosure.  Other real estate owned is carried at fair market value minus estimated costs to sell.  Current appraisals are obtained at time of foreclosure and write-downs, if any, charged to the allowance for loan losses as of the date of foreclosure.  On a regular basis, we reevaluate our OREO properties for impairment.  Along with gains and losses on disposal, expenses to maintain such assets and subsequent changes in the valuation allowance are included in other noninterest expense.

As of December 31, 2010, we had OREO properties totaling $14,669,051, geographically located in the following South Carolina areas - 71% in the Coastal area, 17% in the Columbia area and 12% in the Florence area.  The combined nature of these properties is 91% commercial and 9% residential and other.  While we are diligently trying to dispose of our OREO properties, the currently depressed real estate market affects our ability to do so in a timely manner.  Additionally, there can be no assurance that these properties can be sold for their carrying values.

Loans over 90 days and still accruing – As of December 31, 2010, we had four loans totaling $1,910,413 that were past due 90 days and still accruing interest.  All loans are secured by real estate and included in our impaired loan classification at December 31, 2010.  In our opinion, these loans are more than adequately secured, which will allow us to collect the outstanding principal and all accrued interest if we have to liquidate the collateral.

Restructured Loans - In situations where, for economic or legal reasons related to a borrower’s financial difficulties, a concession to the borrower is granted that we would not otherwise consider, the related loan is classified as a troubled debt restructuring.  The restructuring of a loan may include the transfer from the borrower to us of real estate, receivables from third parties, other assets, or an equity interest in the borrower in full or partial satisfaction of the loan, modification of the loan terms, or a combination of the above.

At December 31, 2010, we had restructured loans totaling $2,183,635 consisting of seven borrowers.  All loans were secured by real estate and included in our classification of impaired loans at December 31, 2010.  These loans were performing and generally renegotiated for lower interest rates.

Noninterest Income and Expense

Noninterest Income - The following table sets forth the principal components of noninterest income for the years ended December 31, 2010 and 2009.

(Dollars in thousands)	2010	2009
Service fees on deposit accounts	$1,837	$1,969
Other service charges, commissions and fees	679	559
Gain on sale of mortgage loans	876	2,464
Gain on sale of securities available-for-sale	803	1,877
Income from bank owned life insurance	418	423
Other income	283	318

Total noninterest income	$4,896	$7,610

For the year ended December 31, 2010, noninterest income decreased $2,713,663, or 35.66% to $4,896,455 from $7,610,118 for the comparable 2009 period.  Due to the weak demand for mortgage loans and the decrease in residential mortgages being refinanced because of low interest rates, our gain on the sale of mortgage loans were $1,588,163 lower for 2010 compared to 2009.  Additionally, the decrease in our noninterest income 2010 compared to 2009 was negatively impacted by the decline of $1,073,161 in our gain on sale of securities available-for-sale.

Noninterest Expense - For the year ended December 31, 2010 and 2009, total noninterest expense totaled $19,234,431 and $19,619,266, respectively, equating to a decline of $384,835, or 1.96% for 2010 compared to 2009.

For 2010 compared to 2009, salaries and employee benefits decreased $798,744 and mortgage loan expenses decreased $261,917.  The decline in both these categories of expenses is due to the decline in the demand for residential mortgages, which caused the significant decline in commissions earned for generating mortgages.

Our supervisory fees and assessment expense for 2010 was lower by $308,391 compared to 2009.  This reduction is mainly attributable to the decline in our core deposits for 2010 compared to 2009 and to the one-time special FDIC assessment during 2009 for our deposit insurance.

Compared to 2009, our professional fees and service expense for 2010 was $600,522 higher as a result of the increase in professional fees relating to (i) the Bank MOU we entered into with our primary regulators in August 2010, (ii) certain legal expenses related to foreclosures and troubled loans, as well as mortgage-related litigation insurance claims, (iii) the increase in fees for complying with the TARP CPP program that we entered into during 2009, and (iv) legal expenses associated with the renewal of the Company’s director and officer insurance.

Due to the 32.52% increase in the average volume of other real estate that we owned during 2010 compared to 2009, our other real estate owned expense was $263,029 higher for 2010 compared to 2009.

The following table sets forth the primary components of noninterest expense for the years ended December 31, 2010 and 2009.

(Dollars in thousands)	2010	2009
Salaries and employee benefits	$9,531	$10,330
Net occupancy	1,504	1,530
Furniture and equipment	1,200	1,136
Advertising	245	264
Office supplies and printing	224	238
Computer supplies and software amortization	213	257
Telephone	257	262
Professional fees and services	1,412	812
Meetings and travel expenses	234	220
Supervisory fees and assessment	1,040	1,349
Debit and credit card expenses	435	357
Other real estate owned expenses	913	650
Mortgage loan expenses	403	665
Other	1,623	1549

Total noninterest expense	$19,234	$19,619

Efficiency ratio	94.27%	89.03%

Our income tax provision for the years ended December 31, 2010 and 2009 consists of a tax benefit of $1,439,719 and $4,180,521, respectively.  The decrease in the tax benefit is attributable to the reduction of the net operating loss incurred before our income tax provision and to the relationship of our non-taxable income generated from investments in bank-owned life insurance and tax-exempt municipal bonds to our net loss before income taxes.

Earning Assets

Loans - Loans, including loans held for sale, are the largest category of earning assets and typically provide higher yields than the other types of earning assets.  Associated with the higher loan yields are the inherent credit and liquidity risks which management attempts to control and counterbalance.  Loans averaged $380,018,889 in 2010 compared to $462,400,290 in 2009, a decrease of $82,381,401, or 17.82%.  At December 31, 2010, total loans were $355,513,545 compared to $411,728,010 at December 31, 2009, a decrease of $56,214,465, or 13.65%.  Excluding loans held for sale, loans were $354,327,969 at December 31, 2009 compared to $406,627,401 at December 31, 2009, which equated to a decrease of $52,299,432, or 12.86%. This decrease is the result of the economic downturn in our markets that caused the volume of new loan customers to decrease.

The following table sets forth the composition of the loan portfolio, excluding loans held for sale, by category at the dates indicated and highlights the Company’s general emphasis on all types of lending.

Composition of Loan Portfolio

Expressed in dollars

December 31, (Dollars in thousands)	2010	2009	2008	2007	2006

Real estate
Construction	$62,635	$77,567	$60,744	$65,432	$64,118
Mortgage – residential	92,195	103,845	122,133	120,198	91,039
Mortgage - nonresidential	152,178	169,934	201,318	195,992	127,214
Total real estate loans	307,008	351,346	384,195	381,622	282,371
Commercial and industrial	40,857	45,887	70,878	67,772	51,710
Consumer	6,057	7,943	8,974	11,342	12,729
Other	406	1,452	4,943	7,402	6,681
Total loans	354,328	406,628	468,990	468,138	353,491

Allowance for loan losses	(6,271)	(9,801)	(8,224)	(5,271)	(4,002)
Net loans	$348,057	$396,827	$460,766	$462,867	$349,489

Expressed in percentages

December 31,	2010	2009	2008	2007	2006
Real estate
Construction	17.68%	19.08%	12.95%	13.98%	18.14%
Mortgage – residential	26.02	25.54	26.04	25.67	25.75
Mortgage - nonresidential	42.95	41.79	42.94	41.87	35.99
Total real estate loans	86.65	86.41	81.93	81.52	79.88
Commercial and industrial	11.53	11.28	15.11	14.48	14.63
Consumer	1.71	1.95	1.91	2.42	3.60
Other	0.11	0.36	1.05	1.58	1.89

Total loans	100.00%	100.00%	100.00%	100.00%	100.00%

Allowance for loan losses	1.77%	2.41%	1.75%	1.13%	1.13%

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

The largest component of our loan portfolio is real estate mortgage loans.  At December 31, 2010, real estate mortgage loans totaled $244,372,921 and represented 68.97% of the total loan portfolio, compared to $273,778,501, or 67.33%, at December 31, 2009.

Residential mortgage loans totaled $92,194,602 at December 31, 2010, and represented 26.02% of the total loan portfolio, compared to $103,845,153 and 25.54%, respectively, at December 31, 2009.  Residential real estate loans consist of first and second mortgages on single or multi-family residential dwellings.  Nonresidential mortgage loans, which include commercial loans and other loans secured by multi-family properties and farmland, totaled $152,172,318 at December 31, 2010, compared to $169,933,348 at December 31, 2009.  This represents a decrease of $17,755,030, or 10.45%, from the December 31, 2009 balance.  Real estate construction loans were $62,635,354 and $77,566,504 at December 31, 2010 and 2009, respectively, and represented 17.68% and 19.08% of the total loan portfolio, respectively.  Currently, the demand for all types of real estate mortgage loans in our market area is very weak.

Commercial and industrial loans decreased $5,030,308, or 10.96%, to $40,856,929 at December 31, 2010, from $45,887,237 at December 31, 2009.  The decrease is mainly due to the economic downturn in our markets that caused the demand for these types of loans to decrease. At December 31, 2010 and 2009, commercial and industrial loans represented 11.53% and 11.28%, respectively, of the total loan portfolio.

Our loan portfolio is also comprised of consumer loans.  Consumer loans decreased $1,885,579, or 23.74%, to $6,057,089 at December 31, 2010, from $7,942,668 at December 31, 2009.  At December 31, 2010 and 2009, consumer loans represented 1.71% and 1.95%, respectively, of the total loan portfolio.

Our loan portfolio reflects the diversity of the markets we serve.  The economies of our markets contain elements of medium and light manufacturing, higher education, regional health care, and distribution facilities. We expect the area to remain stable; however, due to the currently depressed economies of our markets, we do not expect any material growth in the near future.  We do not engage in foreign lending.

The repayment of loans in the loan portfolio as they mature is also a source of liquidity for the Company.  The following table sets forth the Company's loans maturing within specified intervals at December 31, 2010.

Loan Maturity Schedule and Sensitivity to Changes in Interest Rates

		Over One Year
December 31, 2010	One Year or	Through	Over Five
(Dollars in thousands)	Less	Five Years	Years	Total
Commercial and industrial	$39	$36,830	$3,988	$40,857
Real estate	9,794	229,851	67,363	307,008
Consumer and other	462	4,062	1,939	6,463
	$10,295	$270,743	$73,290	$354,328

Loans maturing after one year with:
Fixed interest rates				$168,751
Floating interest rates				175,282
				$344,033

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

Available-for-Sale Securities

Total securities available-for-sale averaged $112,117,438 and $94,506,986 in 2010 and 2009, respectively.  This equates to an increase of 17,610,452, 18.63% for 2010 compare to 2009.  At December 31, 2010 our investment in available-for sale securities was $84,472,553, which is $37,476,191, or 30.73%, lower than our investment of $121,948,744 in available-for-sale securities at December 31, 2009.  As the volume of our loans declined during 2010, we used the net proceeds from the sales and maturities of our investment securities to reduce our high cost deposits and wholesale funding.

The amortized costs and the fair value of our securities available-for-sale at December 31, 2010 and December 31, 2009 are shown in the following table.

	December 31, 2010		December 31,2009
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
(Dollars in thousands)
Government sponsored enterprises	$5	$5	$3,022	$3,011
Mortgage-backed securities	35,362	35,770	59,325	58,133
Municipal securities	49,804	48,657	61,300	60,737
Other	200	41	219	68
	$85,371	$84,473	$123,866	$121,949

At December 31, 2010, securities classified as available-for-sale are recorded at fair market value.  All of the unrealized losses at December 31, 2010, consisted of five individual securities that had been in a continuous loss position for twelve months or more.  We believe that the deterioration in value is attributable to changes in market interest rates and not in credit quality and consider these losses temporary.  We do not intend to sell these securities and it is more likely than not that we will not be required to sell these securities before recovery of their amortized costs.  We evaluate investment securities in a loss position based on length of impairment, severity of impairment and other factors.

During 2010 we determined that our investment in Beach First National Bancshares, Inc. was worthless, since that Company’s bank subsidiary was taken into receivership by the FDIC in April 2010.  Hence, we recorded an impairment loss of $18,750 in 2010 for this investment.

Available-for-Sale Securities Maturity Distribution and Yields

			After One But		After Five But
December 31, 2010	Within One Year		Within Five Years		Within Ten Years		After Ten Years		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

U.S. government agencies and corporations	$-	-	$5	6.31%	$-	-%	$-	-%	$5	6.31%
Municipals(2)	-	-	4,940	6.18	19,589	6.60	24,128	6.80	48,657	6.40
Total securities(1)	$-	-	$4,945	6.18%	$19,589	6.60%	$24,128	6.80%	$48,662	6.66%

(1)	Excludes mortgage-backed securities totaling $35,769,713 with a yield of 4.26 % and other securities totaling $40,500.
(2)	Yields are based on a tax equivalent basis of 34%.

Other attributes of the securities portfolio, including yields and maturities, are discussed above in “Net Interest Income-Interest Sensitivity Analysis.”

Nonmarketable Equity Securities — Nonmarketable equity securities are recorded at their original cost since no ready market exists for these securities.  At December 31, 2010, nonmarketable equity securities consist of Federal Home Loan Bank and Community Bankers Bank stock, which are recorded at their original cost of $4,299,200 and $58,100, respectively.  At December 31, 2009, nonmarketable equity securities consist of Federal Home Land Bank stock of $4,812,000.

Interest-Bearing Deposits with Other Banks – At December 31, 2010 and 2009, interest-bearing deposits with other banks totaled $23,863,781 and $51,047,467, respectively.  For the years 2010 and 2009, the average balance of these deposits was $38,122,738 and $53,492,638, respectively.

Deposits and Other Interest-Bearing Liabilities

Average interest-bearing liabilities decreased $69,797,937, or 12.33%, to $496,404,349 in 2010, from $566,202,286 in 2009.

Deposits - Average total deposits decreased $32,696,222, or 6.09%, to $504,528,831 in 2010, from $537,225,053 in 2009.  At December 31, 2010, total deposits were $455,250,465 compared to $552,762,979 a year earlier, a decrease of $97,512,514, or 17.64%.

Average interest-bearing deposits decreased $31,989,903, or 6.50%, to $460,335,148 in 2010, from $492,325,051 in 2009.  The average balance of non-interest bearing deposits decreased $706,319, or 1.57%, to $44,193,683 in 2010, from $44,900,002 in 2009.

The following table sets forth the average balance amounts and the average rates paid by us for the years ended December 31, 2010 and 2009.

Deposits

	2010		2009
		Average		Average
	Average	Rate	Average	Rate
(Dollars in thousands)	Amount	Paid	Amount	Paid

Demand deposit accounts	$44,194	-%	$44,900	-%
NOW accounts	38,849	0.50	37,516	0.57
Savings accounts	107,663	1.11	104,429	1.67
Time deposits $100,000 and over	180,052	3.13	188,744	2.95
Other time deposits	133,771	2.36	161,636	3.11

Total deposits	$504,529	2.02%	$537,225	2.39%

Core deposits, which exclude time deposits of $100,000 or more, provide a relatively stable funding source for our loan portfolio and other earning assets.  Our core deposits were $297,769,985 and $357,416,788 at December 31, 2010 and December 31, 2009, respectively.  This equates to a decrease in core deposits of $59,646,803, or 16.69%.  As our loan demand declined, we correspondently lowered our rates for all types of deposits, especially those under $100,000.  This is the primary reason why our time deposits under $100,000 declined by $55,829,016, or 34.51% from December 31, 2009 to December 31, 2010.

Included in time deposits $100,000 and over, at December 31, 2010 and December 31, 2009 are brokered time deposits of $111,929,000 and $124,468,000, respectively.  In accordance with our asset/liability management strategy, we do not intend to renew or replace the outstanding brokered deposits at December 31, 2010, when they mature.  In comparing December 31, 2010 with December 31, 2009, we have reduced our brokered time deposits by $12,539,000.

Deposits, and particularly core deposits, have been our primary source of funding and have enabled us to meet successfully both our short-term and long-term liquidity needs.  We anticipate that such deposits will continue to be our primary source of funding in the future.  Our loan-to-deposit ratio was 77.83% and 73.56% on December 31, 2010 and 2009, respectively.

The maturity distribution of our time deposits of $100,000 or more at December 31, 2010, is set forth in the following table:

After Six
		After Three	Through
	Within Three	Through Six	Twelve	After Twelve
(Dollars in thousands)	Months	Months	Months	Months	Total
Certificates of deposit of $100,000 or over	$24,969	$10,461	$20,921	$101,129	$157,480

Approximately 35.79% of our time deposits of $100,000 or more had scheduled maturities within one year.  Large certificate of deposit customers tend to be extremely sensitive to interest rate levels, making these deposits less reliable sources of funding for liquidity planning purposes than core deposits.  We expect most certificates of deposits with maturities less than one year to be renewed upon maturity. However, there is the possibility that some certificates may not be renewed.  We believe that, should that occur, the impact would be minimal on our operations and liquidity due to the availability of other funding sources.

Other Borrowings - The following table summarizes the Company's borrowings for the years ended December 31, 2010 and 2009.  These borrowings consist of securities sold under agreements to repurchase, advances from the Federal Home Loan Bank, federal funds purchased, a note payable and junior subordinated debentures.  Securities sold under agreements to repurchase mature on a one to seven day basis.  These agreements are secured by U.S. government agencies.  Advances from Federal Home Loan Bank mature at different periods as discussed in the footnotes to the financial statements and are secured by the Company's one to four family residential mortgage loans and the Company's investment in Federal Home Loan Bank stock.  Federal funds purchased are short-term borrowings from other financial institutions that mature daily.

	Maximum
	Outstanding	Weighted		Interest
	at any	Average	Average	Balance	Rate at
(Dollars in thousands)	Month End	Balance	Interest Rate	December 31,	December 31,
December 31, 2010
Securities sold under agreement to repurchase	$934	$805	0.25%	$477	0.25%
Advances from Federal Home Loan Bank	27,010	24,954	3.40	13,000	1.09
Junior subordinated debentures	10,310	10,310	6.00	10,310	2.17

December 31, 2009
Securities sold under agreement to repurchase	$7,664	$2,262	0.05%	$598	0.25%
Advances from Federal Home Loan Bank	93,500	59,800	3.57	34,000	3.17
Federal funds purchased	11,482	21	0.82	-	-
Note payable	6,950	1,485	2.01	-	-
Junior subordinated debentures	10,310	10,310	5.95	10,310	5.93

Capital

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a material effect on our consolidated financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, our banking subsidiary must meet specific capital guidelines that involve quantitative measures of our assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices.  Our capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.  Currently, the Bank MOU requires that the Bank maintain a Tier 1 leverage ratio of 8%, and our other regulatory capital ratios at such levels so as to be considered well capitalized for regulatory purposes.  We continue to be in full compliance with this requirement of the Bank MOU.

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum ratios of Tier 1 and total capital as a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 100%.  Tier 1 capital consists of common shareholders’ equity, excluding the unrealized gain or loss on securities available-for-sale, minus certain intangible assets.  Tier 2 capital consists of the allowance for loan losses subject to certain limitations.  Total capital for purposes of computing the capital ratios consists of the sum of Tier 1 and Tier 2 capital.  To be considered “well capitalized” for regulatory purposes, a bank must maintain a Tier 1 leverage ratio of at least 5%, a Tier 1 risk-based capital ratio of at least 6%, and a total risk-based capital ratio of at least 10%.

The Company and the Bank were each considered to be “well capitalized” for regulatory purposes at December 31, 2010.  The following table shows the regulatory capital ratios for the Company and the Bank at December 31, 2010.

Analysis of Capital and Capital Ratios

	Company	Bank
(Dollars in thousands)
Tier 1 capital	$55,588	$49,787
Tier 2 capital	5,223	5,254

Total qualifying capital	$60,811	$55,041

Risk-adjusted total assets (including off-balance sheet exposures)	$416,793	$419,316

Risk-based capital ratios:
Total risk-based capital ratio	14.59%	13.13%
Tier 1 risk-based capital ratio	13.34	11.87
Tier 1 leverage ratio	9.99	8.94

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

We use the same credit underwriting procedures for commitments to extend credit and standby letters of credit as it does for its on-balance sheet instruments.  The creditworthiness of each borrower is evaluated and the amount of collateral, if deemed necessary, is based on the credit evaluation.  Collateral held for commitments to extend credit and standby letters of credit varies but may include accounts receivable, inventory, property, plant, equipment, and income-producing commercial properties.

We have not entered into off-balance sheet contractual relationships, other than those disclosed in this report, that could result in liquidity needs or other commitments or that could significantly impact earnings.

At December 31, 2010 we had issued commitments to extend credit of $32,932,922 and standby letters of credit of $2,102,497 through various types of commercial lending arrangements.  These commitments included $29,916,840 of credits with variable interest rates.

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at December 31, 2010.

		After One	After Three
		Through	Through		Greater
	Within One	Three	Twelve	Within One	Than
(Dollars in thousands)	Month	Months	Months	Year	One Year	Total

Unused commitments to extend credit	$2,366	$2	$3,107	$5,475	$27,458	$32,933
Standby letters of credit	400	1,575	101	2,076	26	2,102

Totals	$2,766	$1,577	$3,208	$7,551	$27,484	$35,035

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

At December 31, 2010, our liquid assets, consisting of cash and cash equivalents amounted to $25.6 million, or 4.84% of total assets.  Our investment securities, excluding nonmarketable securities, at December 31, 2010 amounted to $84.5 million, or 15.94% of total assets.  Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner.  However, $84.4 million of these securities were pledged as collateral to secure public deposits and borrowings as of December 31, 2010.  As of December 31, 2010, we had available unused short-term lines of credit to borrow up to $46.4 million from unrelated financial institutions as an additional source of liquidity funding.  Additionally, we have a line of credit to borrow funds from the FHLB up to $173.7 million, of which $13 million had been drawn on this line as of December 31, 2010.  At December 31, 2009, our liquid assets amounted to $53.3 million, or 8.26% of total assets.  Our investment securities, excluding nonmarketable securities, at December 31, 2009 amounted to $121.9 million, or 18.89% of total assets.  However, $115.3 million of these securities were pledged.

Our ability to maintain and expand our deposit base and borrowing capabilities serves as our primary source of liquidity.  During 2010 we reduced our wholesale funding by $21 million.  For the near future, it is our intention to reduce the use of wholesale funding to fund loan demand.  We plan to meet our future cash needs through the liquidation of temporary investments, the generation of deposits, and from additional borrowings.  In addition, we will receive cash upon the maturity and sale of loans and the maturity of investment securities. During 2010 and 2009, as a result of historically low rates that were being earned on short-term liquidity investments, we maintained a lower than normal level of short-term liquidity securities.  At December 31, 2010, we had two federal funds purchased lines of credit with correspondent banks giving us credit availability totaling approximately $11.0 million for which there were no outstanding borrowings and an unused line of credit of $35.4 million to borrow funds from the Federal Reserve Bank.  Also, we are a member of the Federal Home Loan Bank of Atlanta, (the “FHLB”) from which applications for borrowings can be made for leverage purposes.  The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the bank be pledged to secure any advances from the FHLB. We have an available line to borrow funds from the Federal Home Loan Bank up to 30% of the Bank’s total assets, which provide additional available funds of $173.7 million at December 31, 2010.  At December 31, 2010 the bank had $13 million outstanding in FHLB advances.  We believe that sources described above will be sufficient to meet our future liquidity needs.

The Company is largely dependent upon dividends from the Bank as a source of cash.  The Bank MOU restricts the ability of the Bank to declare and pay dividends to the Company.  The Company MOU requires the Company to obtain approval of the Federal Reserve Bank prior to declaring dividends.  The Company requested and received approval from the Federal Reserve Bank to pay dividends on its outstanding preferred stock and interest on its trust-preferred securities for the first quarter of 2011.  However, no assurance can be given as to the ability of the Company to obtain approval from the Federal Reserve Bank to pay such dividends and interest in future quarters while the memorandum remains in effect.  See “Business – Supervision and Regulation – Memoranda of Understanding” and “– Payment of Dividends” in Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Contractual Obligations

The following table provides payments due by period for various contractual obligations as of December 31, 2010:

		Over One	Over Two	Over Three	After
	Within One	to Two	to Three	to Five	Five
(Dollars in thousands)	Year	Years	Years	Years	Years	Total

Certificate accounts (1)	$134,702	$62,384	$36,988	$17,878	$11,480	$263,432
Short-term borrowings (2)	477	-	-	-	-	477
Long-term debt (3)	-	2,000	10,000	1,000	10,310	23,310
Purchases	-	-	-	-	-	-
Operating lease obligations (4)	328	295	302	604	5,443	6,972

Totals	$135,507	$64,679	$47,290	$19,482	$27,233	$294,191

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

(3)	Long term debt consists of Federal Home Loan Bank borrowings and junior subordinated debentures.
(4)	Operating lease obligations include lease obligations for existing and future property and non-cancelable lease commitments for equipment.

During 2010, our primary sources of cash were generated from the net decrease in loans of $33.2 million, proceeds of $40.6 million from the sale of securities available-for-sale, $6.8 million from the sale of other real estate owned and $3.5 million from the issuance of common and preferred stock.  Additionally, we generated $9.1 million from our operating activities.  The primary uses of our cash resources were to reduce time deposits and other borrowings by $93.7 million and $21 million, respectively.  We believe that our overall liquidity sources are adequate to meet our operating needs in the ordinary course of our business.

Impact of Inflation

Unlike most industrial companies, the assets and liabilities of financial institutions such as our bank subsidiary are primarily monetary in nature.  Therefore, interest rates have a more significant effect on our performance than do the general rate of inflation and of goods and services.  In addition, interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services.  As discussed previously, we seek to manage the relationships between interest sensitive-assets and liabilities in order to protect against wide interest rate fluctuations, including those resulting from inflation.

Accounting and Financial Reporting Issues

We have adopted various accounting policies, which govern the application of accounting principles generally accepted in the United States in the preparation of its consolidated financial statements.  The significant accounting policies are described in the footnotes to the financial statements at December 31, 2010 as filed in the Annual Report on Form 10-K. Certain accounting policies involve significant judgments and assumptions by management which have a material impact on the carrying value of certain assets and liabilities.  We consider these accounting policies to be critical accounting policies.  The judgments and assumptions used are based on historical experience and other factors, which management believes to be reasonable under the circumstances.  Because of the nature of the judgments and assumptions made, actual results could differ from these judgments and estimates which could have a material impact on the carrying values of assets and liabilities and the results of operations.

Of these significant accounting policies, the Company considers its policies regarding the allowance for loan losses (the “Allowance”) to be its most critical accounting policy due to the significant degree of management judgment involved in determining the amount of Allowance.  The Company has developed policies and procedures for assessing the adequacy of the Allowance, recognizing that this process requires a number of assumptions and estimates with respect to its loan portfolio.  The Company's assessments may be impacted in future periods by changes in economic conditions, the impact of regulatory examinations, and the discovery of information with respect to borrowers that is not known to management at the time of the issuance of the consolidated financial statements.  Refer to the discussion under Provision and Allowance for Loan Losses for a detailed description of the Company's estimation process and methodology related to the allowance for loan losses.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010.  Management based this assessment on criteria for effective internal control over financial reporting described in  "Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.”  Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting.  Management reviewed the results of its assessment with the Audit Committee of the Board of Directors.  Based on this assessment, management believes that First Reliance Bancshares, Inc. maintained effective internal control over financial reporting as of December 31, 2010.

This annual report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to  rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
First Reliance Bancshares, Inc. and Subsidiary
Florence, South Carolina

We have audited the accompanying consolidated balance sheets of First Reliance Bancshares, Inc. and subsidiary (the "Company") as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in shareholders’ equity and comprehensive income (loss), and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Reliance Bancshares, Inc. and subsidiary as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ Elliott Davis, LLC
Columbia, South Carolina
March 29, 2011

FIRST RELIANCE BANCSHARES, INC. AND SUBSIDIARY

Consolidated Balance Sheets
	December 31,
	2010	2009
Assets
Cash and cash equivalents:
Cash and due from banks	$1,806,512	$2,251,019
Interest-bearing deposits with other banks	23,863,781	51,047,467
Total cash and cash equivalents	25,670,293	53,298,486

Time deposits in other banks	100,000	502,089

Securities available-for-sale	84,472,553	121,948,744
Nonmarketable equity securities	4,357,300	4,812,100
Total investment securities	88,829,853	126,760,844

Loans held for sale	1,185,576	5,100,609

Loans receivable	354,327,969	406,627,401
Less allowance for loan losses	(6,271,045)	(9,800,746)
Loans, net	348,056,924	396,826,655
Premises, furniture and equipment, net	25,922,343	26,469,436
Accrued interest receivable	2,417,134	2,661,030
Other real estate owned	14,669,051	8,954,214
Cash surrender value life insurance	11,827,957	11,409,937
Other assets	11,415,794	13,525,073

Total assets	$530,094,925	$645,508,373

Liabilities and Shareholders’ Equity
Liabilities
Deposits
Noninterest-bearing transaction accounts	$41,166,965	$44,298,626
Interest-bearing transaction accounts	41,761,498	47,733,229
Savings	108,890,398	103,604,793
Time deposits $100,000 and over	157,480,480	195,346,191
Other time deposits	105,951,124	161,780,140
Total deposits	455,250,465	552,762,979
Securities sold under agreement to repurchase	476,522	598,342
Advances from Federal Home Loan Bank	13,000,000	34,000,000
Junior subordinated debentures	10,310,000	10,310,000
Accrued interest payable	547,222	680,880
Other liabilities	1,918,872	1,932,345
Total liabilities	481,503,081	600,284,546

Commitments and contingencies (Notes 4, and 15)

Shareholders’ Equity
Preferred stock, no par value, authorized 10,000,000 shares:
Series A cumulative perpetual preferred stock 15,349 shares issued and outstanding	$14,730,721	$14,536,176
Series B cumulative perpetual preferred stock 767 shares issued and outstanding	819,455	835,960
Series C cumulative mandatory convertible preferred stock 2,293 and 0 shares issued and outstanding at December 31, 2010 and 2009, respectively	2,293,000	-
Common stock, $0.01 par value; 20,000,000 shares authorized, 4,115,903 and 3,582,691 shares issued and outstanding at December 31, 2010 and 2009, respectively	41,159	35,827
Capital surplus	28,140,094	26,181,576
Treasury stock, at cost, 12,632 and 11,535 shares at December 31, 2010 and 2009, respectively	(168,864)	(163,936)
Nonvested restricted stock	(679,264)	(206,004)
Retained earnings	4,002,469	5,269,463
Accumulated other comprehensive loss	(586,926)	(1,265,235)
Total shareholders’ equity	48,591,844	45,223,827

Total liabilities and shareholders’ equity	$530,094,925	$645,508,373

The accompanying notes are an integral part of the consolidated financial statements.

FIRST RELIANCE BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Operations

	For the years ended
	December 31,
	2010	2009
Interest income:
Loans, including fees	$23,310,298	$27,758,195
Investment securities:
Taxable	2,065,218	2,199,143
Tax exempt	2,443,492	1,904,688
Federal funds sold	-	1,346
Other interest income	127,464	162,165
Total	27,946,472	32,025,537

Interest expense:
Time deposits $100,000 and over	5,635,754	5,875,292
Other deposits	4,548,939	6,983,787
Other interest expense	1,470,909	2,781,332
Total	11,655,602	15,640,411

Net interest income	16,290,870	16,385,126

Provision for loan losses	3,541,650	14,400,652

Net interest income after provision for loan losses	12,749,220	1,984,474

Noninterest income:
Service charges on deposit accounts	1,837,413	1,968,616
Gain on sale of mortgage loans	875,465	2,463,628
Income from bank owned life insurance	418,019	423,453
Other service charges, commissions, and fees	679,273	559,122
Gain on sale of available-for-sale securities	803,399	1,876,560
Gain on sale of premises, furniture and equipment	-	81,718
Other	282,886	237,021
Total	4,896,455	7,610,118

Noninterest expenses:
Salaries and benefits	9,531,164	10,329,908
Occupancy	1,503,716	1,529,844
Furniture and equipment related expenses	1,200,484	1,136,494
Other operating	6,999,067	6,623,020
Total	19,234,431	19,619,266

Loss before income taxes	(1,588,756)	(10,024,674)

Income tax benefit	(1,439,719)	(4,180,521)

Net loss	(149,037)	(5,844,153)
Preferred stock dividends accrued	953,293	689,810
Deemed dividends on preferred stock resulting from net accretion of discount and amortization of premium	178,040	146,824

Net loss available to common shareholders	$(1,280,370)	$(6,680,787)

Average common shares outstanding, basic	$3,937,725	3,565,188
Average common shares outstanding, diluted	3,937,725	3,565,188

Loss per common share:
Basic	$(0.32)	$(1.87)
Diluted	(0.32)	(1.87)

The accompanying notes are an integral part of the consolidated financial statements.

FIRST RELIANCE BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income (Loss)
For the years ended December 31, 2010 and 2009

							Accumulated
							Other
					Nonvested		Comprehensive
	Preferred	Common	Capital	Treasury	Restricted	Retained	Income
	Stock	Stock	Surplus	Stock	Stock	Earnings	(Loss)	Total
Balance, December 31, 2008	$-	$35,250	$26,120,460	$(159,777)	$(207,653)	$11,839,005	$(201,527)	$37,425,758

Issuance of Series A preferred stock, net of issuance cost of $116,786	14,375,740							14,375,740

Issuance of Series B preferred stock, net of issuance cost $6,902	849,572							849,572

Net loss						(5,844,153)		(5,844,153)

Other comprehensive income, net of tax benefit of $547,971							(1,063,708)	(1,063,708)

Comprehensive loss								(6,907,861)

Preferred stock dividends						(578,565)		(578,565)

Accretion of Series A Preferred stock discount	160,436					(160,436)		-

Amortization of Series B Preferred stock premium	(13,612)					13,612		-

Issuance of common stock		20	7,345					7,365

Issuance of restricted stock,net		557	53,771		1,649			55,977

Purchase of treasury stock				(4,159)				(4,159)

Balance, December 31, 2009	15,372,136	35,827	26,181,576	(163,936)	(206,004)	5,269,463	(1,265,235)	45,223,827

Issuance of Series C	2,293,000							2,293,000

Issuance of common stock net of issuance cost of $329,390		3,428	1,206,390					1,209,818

Net loss						(149,037)		(149,037)

Other comprehensive gain, net of tax expense of $340,213							678,309	678,309

Comprehensive income								529,272

Preferred Stock Dividend						(939,917)		(939,917)

Accretion of Series A Preferred stock discount	194,545					(194,545)		-

Amortization of Series B Preferred stock premium	(16,505)					16,505		-

Issuance Restricted Stock,net		1,904	752,128		(473,260)			280,772

Purchase of treasury stock				(4,928)				(4,928)

Balance December 31, 2010	$17,843,176	$41,159	$28,140,094	$(168,864)	$(679,264)	$4,002,469	$(586,926)	$48,591,844

The accompanying notes are an integral part of the consolidated financial statements.

FIRST RELIANCE BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

	For the years ended
	December 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(149,037)	$(5,844,153)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for loan losses	3,541,650	14,400,652
Depreciation and amortization expense	1,096,827	1,120,746
Loss on available-for-sale securities	18,750	-
Gain on sales of securities available-for sale	(803,399)	(1,876,560)
Gain on sale of premises, furniture and equipment	-	(81,718)
(Gain) loss on sale of other real estate owned	(505,708)	65,598
Discount accretion and premium amortization	288,105	180,643
Disbursements for mortgages held for sale	(36,398,717)	(170,081,763)
Proceeds from sales of mortgages held for sale	40,299,107	174,570,235
Net increase in valuation allowance for loans held-for-sale	14,643	-
Write down of other real estate owned	202,662	40,000
Deferred income tax benefit	(2,058,113)	(1,510,104)
(Increase) decrease in interest receivable	243,896	(7,770)
Increase (decrease) in interest payable	(133,658)	57,550
Increase for cash surrender value of life insurance	(418,019)	(423,453)
Amortization of deferred compensation on restricted stock	280,772	55,977
(Increase) decrease in other assets	3,616,601	(6,983,334)
Increase (decrease) in other liabilities	(13,473)	265,503
Net cash provided by operating activities	9,122,889	3,948,049
Cash flows from investing activities:
Purchases of securities available-for-sale	(8,283,381)	(162,082,989)
Maturities of securities available-for-sale	6,642,821	13,355,576
Proceeds on sale of securities available-for-sale	40,631,817	103,173,723
Purchases of nonmarketable equity securities	(58,100)	(237,400)
Redemption of nonmarketable equity securities	512,900	-
Net (increase) decrease in time deposits in other banks	402,089	(502,089)
Net (increase) decrease in loans receivable	33,217,622	37,482,526
Purchases of premises, furniture and equipment	(339,157)	(940,373)
Proceeds from disposal of premises, furniture and equipment	-	2,287,809
Improvements to other real estate owned	(180,475)	-
Proceeds from sale of other real estate owned	6,779,143	3,376,608
Net cash provided (used) by investing activities	79,325,279	(4,086,609)
Cash flows from financing activities:
Net increase (decrease) in demand deposits, interest-bearing transaction accounts and savings accounts	(3,817,787)	10,831,083
Net decrease in certificates of deposit and other time deposits	(93,694,727)	80,796,512
Decreases in advances from Federal Home Loan Bank	(21,000,000)	(44,000,000)
Net decrease in securities sold under agreements to repurchase	(121,820)	(7,599,109)
Repayment of note payable	-	(6,950,000)
Net proceeds from issuance of preferred stock	2,293,000	15,225,312
Preferred stock dividends paid	(939,917)	(578,565)
Net proceeds from issuance of common stock	1,209,818	7,365
Purchase of treasury stock	(4,928)	(4,159)
Net cash provided (used) by financing activities	(116,076,361)	47,728,439
Net increase (decrease) in cash and cash equivalents	(27,628,193)	47,589,879

Cash and cash equivalents, beginning of year	53,298,486	5,708,607

Cash and cash equivalents, end of year	$25,670,293	$53,298,486

Cash paid during the year for:
Income taxes	$-	$4,257
Interest	$11,789,260	$15,283,845
Supplemental noncash investing and financing activities:
Foreclosures on loans	$12,010,459	$12,056,470

The accompanying notes are an integral part of the consolidated financial statements.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - First Reliance Bancshares, Inc. (the “Company”) was incorporated to serve as a bank holding company for its subsidiary, First Reliance Bank (the “Bank”).  First Reliance Bank was incorporated on August 9, 1999 and commenced business on August 16, 1999.  The principal business activity of the Bank is to provide banking services to domestic markets, principally in Florence, Lexington, and Charleston Counties in South Carolina.  The Bank is a state-chartered commercial bank, and its deposits are insured by the Federal Deposit Insurance Corporation.  The consolidated financial statements include the accounts of the parent company and its wholly-owned subsidiary after elimination of all significant intercompany balances and transactions.  In 2005, the Company formed First Reliance Capital Trust I (the "Trust") for the purpose of issuing trust preferred securities.  In accordance with current accounting guidance, the Trust is not consolidated in these financial statements.

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

The Company makes loans to individuals and small businesses for various personal and commercial purposes primarily in Florence, Lexington, Charleston and Mount Pleasant, South Carolina.  At December 31, 2010, the majority of the total loan portfolio was to borrowers from within these areas.

The Company’s loan portfolio is not concentrated in loans to any single borrower or a relatively small number of borrowers.  Additionally, management is not aware of any concentrations of loans to groups of borrowers or industries that would be similarly affected by sector specific economic conditions.

In addition to monitoring potential concentrations of loans to particular borrowers or groups of borrowers, industries and geographic regions, management monitors exposure to credit risk from concentrations of lending products and practices such as loans that subject borrowers to substantial payment increases (e.g., principal deferral periods, loans with initial interest-only periods, etc.), and loans with high loan-to-value ratios.  Management has determined that there is minimal concentration of credit risk associated with its lending policies or practices.

Additionally, there are industry practices that could subject the Company to increased credit risk should economic conditions change over the course of a loan’s life.  For example, the Company makes variable rate loans and fixed rate principal-amortizing loans with maturities prior to the loan being fully paid (i.e., balloon payment loans).  These loans are underwritten and monitored to manage the associated risks.  Therefore, management believes that these particular practices do not subject the Company to unusual credit risk.

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

Nonmarketable Equity Securities - At December 31, 2010 and 2009, non-marketable equity securities consist of the following:
	December 31,
	2010	2009
Federal Home Loan Bank stock	$4,299,200	$4,812,000
Community Bankers Bank stock	58,100	-

Total	$4,357,300	$4,812,000

Nonmarketable equity securities are carried at cost since no quoted market value and no ready market exists.  Investment in the Federal Home Loan Bank is a condition of borrowing from the Federal Home Loan Bank, and the stock is pledged to collateralize such borrowings.  Dividends received on nonmarketable equity securities are included as a separate component of interest income.

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

Loan origination and commitment fees and certain direct loan origination costs (principally, salaries and employee benefits) are deferred and amortized to income over the contractual life of the related loans or commitments, adjusted for prepayments, using the straight-line method.

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

The allowance consists of specific, general and unallocated components.  The specific component relates to loans that are classified as doubtful, substandard or special mention.  For such loans that are also classified as impaired, an allowance is established when the discounted cash flows or collateral value or observable market price of the impaired loan is lower than the carrying value of that loan.  The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors.  An unallocated component is maintained to cover uncertainties that could affect management's estimate of probable losses.  The unallocated component of the allowance reflects the margin of  imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.  A loan is considered impaired when, based on current

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

Allowance for Loan Losses - continued - information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed.  Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment.  Accordingly, the Company does not separately identify individual consumer and residential loans for impairment disclosures, unless such loans are the subject of a restructuring agreement.

In situations where, for economic or legal reasons related to a borrower’s financial difficulties, a concession to the borrower is granted that the Company would not otherwise consider, the related loan is classified as a troubled debt restructuring.  The restructuring of a loan may include the transfer from the borrower to the Company of real estate, receivables from third parties, other assets, or an equity interest in the borrower in full or partial satisfaction of the loan, modification of the loan terms, or a combination of the above.

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

Other Real Estate Owned - Other real estate owned includes real estate acquired through foreclosure.  Other real estate owned is carried at fair market value minus estimated costs to sell.  Any write-downs at the date of foreclosure are charged to the allowance for loan losses.  Expenses to maintain such assets and subsequent changes in the valuation allowance are included in other noninterest expense along with gains and losses on disposal.

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

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Advertising Expense - Advertising and public relations costs are generally expensed as incurred.  External costs incurred in producing media advertising are expensed the first time the advertising takes place.  External costs relating to direct mailing costs are expended in the period in which the direct mailings are sent.  Advertising and public relations costs of $245,039 and $264,422 were included in the Company's results of operations for 2010 and 2009, respectively.

Retirement Benefits - A trusteed retirement savings plan is sponsored by the Company and provides retirement benefits to substantially all officers and employees who meet certain age and service requirements.  The plan includes a “salary reduction” feature pursuant to Section 401(k) of the Internal Revenue Code.  In 2004, the Company converted the 401(k) plan to a 404(c) plan.  The 404(c) plan changes investment alternatives to include the Company's stock.  Under the plan and present policies, participants are permitted to make contributions up to 15% of their annual compensation.  At its discretion, the Company can make matching contributions up to 6% of the participants’ compensation.  The Company charged $127,325 and $153,597 to earnings for the retirement savings plan in 2010 and 2009, respectively.

During 2006, the Board of Directors approved a supplemental retirement plan for the directors and certain officers. These benefits are not qualified under the Internal Revenue Code and they are not funded.  For 2010 and 2009 the supplemental retirement expense was $101,065 and $152,659, respectively.  The current accrued but unfunded amount is $807,004 and $726,580 at December 31, 2010 and 2009, respectively.  However, certain funding is provided informally and indirectly by bank owned life insurance policies.  The cash surrender value of the life insurance policies is recorded as a separate line item in the accompanying consolidated balances sheets at $11,827,957 and $11,409,937 at December 31, 2010 and 2009, respectively.

The Company has split-dollar life insurance arrangements with certain of its officers.  At December 31, 2010 and 2009, the split-dollar liability relating to these arrangements totaled $245,220 and $230,833, respectively and the related expense for 2010 and 2009 was $14,387 and $14,186, respectively.

Equity Incentive Plan - On January 19, 2006, the Company approved the 2006 Equity Incentive Plan.  This plan provides for the granting of dividend equivalent rights, options, performance unit awards, phantom shares, stock appreciation rights and stock awards, each of which shall be subject to such conditions based upon continued employment, passage of time or satisfaction of performance criteria or other criteria as permitted by the plan.  The plan allows granting up to 950,000 shares of stock to officers, employees, and directors, consultants and service providers of the Company or its affiliates.  Awards may be granted for a term of up to ten years from the effective date of grant. Under this Plan, our Board of Directors has sole discretion as to the exercise date of any awards granted.  The per-share exercise price of incentive stock options may not be less than the market value of a share of common stock on the date the option is granted.  The related compensation cost for all stock-based awards is recognized over the service period for awards expected to vest. Any options that expire unexercised or are canceled become available for re-issuance. The Company's equity incentive plan is further described in Note 16.

Common Stock Owned by the 401(k) Plan and Employee Stock Ownership Plan (ESOP) - All shares held by the 401(k) and ESOP Plans, collectively referred to as the “404(c),” are treated as outstanding for purposes of computing earnings per share. 404(c) purchases and redemptions of the Company's common stock are at estimated fair value as determined by independent valuations.  Dividends on 404(c) shares are charged to retained earnings.  At December 31, 2010, the 404(c) owned 191,474 shares of the Company’s common stock with an estimated value of $585,311.  At December 31, 2009, the 404(c) owned 196,282 shares of the Company’s common stock with an estimated value of $724,430.  All of these shares were allocated.  Contributions to the 404(c) in 2010 and 2009 were $127,325 and $153,597, respectively.

Loss Per Common Share - Basic earnings (loss) per common share represents income (loss) available to common shareholders divided by the weighted-average number of common shares outstanding during the period.  Diluted earnings (loss) per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued.  Potential common shares that may be issued by the Company relate to outstanding stock options and similar share-based compensation instruments and are determined using the treasury stock method (see Note 18).

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Comprehensive Income - Accounting principles generally require that recognized income, expenses, gains, and losses be included in net income (loss).  Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income (loss), are components of comprehensive income (loss).

The components of other comprehensive income (loss) and related tax effects are as follows:

		Tax
	Pre-tax	(Expense)	Net-of-tax
	Amount	Benefit	Amount
For the Year Ended December 31, 2010:
Net unrealized gains on securities available-for-sale arising during the year	$1,821,921	$(613,369)	$1,208,552
Less, reclassification adjustment for net gains realized in net income	803,399	(273,156)	530,243
	$1,018,522	$(340,213)	$678,309

For the Year Ended December 31, 2009:
Net unrealized gains on securities available-for-sale arising during the year	$264,881	$(90,059)	$174,822
Less, reclassification adjustment for net gains realized in net income	(1,876,560)	638,030	(1,238,530)
	$(1,611,679)	$547,971	$(1,063,708)

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

Recently Issued Accounting Pronouncements - The following is a summary of recent authoritative pronouncements:

In January 2010, fair value guidance was amended to require disclosures for significant amounts transferred in and out of Levels 1 and 2 and the reasons for such transfers and to require that gross amounts of purchases, sales, issuances and settlements be provided in the Level 3 reconciliation.  Disaggregation of classes of assets and liabilities is also required. The new disclosures are effective for the Company for the current year and have been reflected in the Fair Value footnote.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Recently Issued Accounting Pronouncements – continued

In July 2010, the Receivables topic of the Accounting Standards Codification was amended to require expanded disclosures related to a company’s allowance for credit losses and the credit quality of its financing receivables. The amendments will require the allowance disclosures to be provided on a disaggregated basis.  The Company is required to begin to comply with the disclosures in its financial statements for the year ended December 31, 2010.

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which significantly changes the regulation of financial institutions and the financial services industry.  The Dodd-Frank Act includes several provisions that will affect how community banks, thrifts, and small bank and thrift holding companies will be regulated in the future.  Among other things, these provisions abolish the Office of Thrift Supervision and transfer its functions to the other federal banking agencies, relax rules regarding interstate branching, allow financial institutions to pay interest on business checking accounts, change the scope of federal deposit insurance coverage, and impose new capital requirements on bank and thrift holding companies.  The Dodd-Frank Act also establishes the Bureau of Consumer Financial Protection as an independent entity within the Federal Reserve, which will be given the authority to promulgate consumer protection regulations applicable to all entities offering consumer financial services or products, including banks.  Additionally, the Dodd-Frank Act includes a series of provisions covering mortgage loan origination standards affecting originator compensation, minimum repayment standards, and pre-payments.  Management is actively reviewing the provisions of the Dodd-Frank Act and assessing its probable impact on the Company, financial condition, and results of operations.

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

Reclassifications - Certain captions and amounts in the 2009 consolidated financial statements were reclassified to conform with the 2010 presentation.  The reclassifications did not have an impact on net income or shareholders’ equity.

NOTE 2 - CASH AND DUE FROM BANKS

The Company is required to maintain balances with the Federal Reserve computed as a percentage of deposits.  At December 31, 2010 and 2009, this requirement was $25,000.  This requirement was met by vault cash and balances on deposit with the Federal Reserve.

NOTE 3 - INVESTMENT SECURITIES

The amortized cost and estimated fair values of securities available-for-sale were:

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
December 31, 2010
U.S. Government agencies	$5,031	$147	$-	$5,178
Mortgage-backed securities	35,361,686	408,027	-	35,769,713
Municipals	49,804,336	186,999	1,334,173	48,657,162
Other	200,000	-	159,500	40,500
	$85,371,053	$595,173	$1,493,673	$84,472,553

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
December 31, 2009
U.S. Government agencies	$3,021,782	$751	$11,167	$3,011,366
Mortgage-backed securities	59,324,978	-	1,192,307	58,132,671
Municipals	61,300,256	460,262	1,023,326	60,737,192
Other	218,750	-	151,235	67,515
	$123,865,766	$461,013	$2,378,035	$121,948,744

The following is a summary of maturities of securities available-for-sale as of December 31, 2010.  The amortized cost and estimated fair values are based on the contractual maturity dates.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty.

	Securities
	Available-For-Sale
	Amortized	Estimated
	Cost	Fair Value
Due after one year but within five years	$5,091,692	$4,944,736
Due after five years but within ten years	20,114,103	19,589,394
Due after ten years	24,603,572	24,128,210
	49,809,367	48,662,340
Mortgage-backed securities	35,361,686	35,769,713
Other	200,000	40,500
Total	$85,371,053	$84,472,553

The following table shows gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2010 and December 31, 2009.
	December 31, 2010		December 31, 2009
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses
Less Than 12 Months
U.S. government agencies and corporations	$-	$-	$2,995,629	$11,167
Mortgage-backed securities	-	-	58,132,671	1,192,307
Municipals	30,472,741	1,047,688	27,850,269	688,885
	30,472,741	1,047,688	88,978,569	1,892,359
12 Months or More
Municipals	2,200,477	286,485	4,314,797	334,441
Other	200,000	159,500	67,515	151,235
	2,400,477	445,985	4,382,312	485,676

Total securities available-for-sale	$32,873,218	$1,493,673	$93,360,881	$2,378,035

NOTE 3 - INVESTMENT SECURITIES - continued

At December 31, 2010, securities classified as available-for-sale are recorded at fair market value.  All of the unrealized losses at December 31, 2010, consisted of five individual securities that had been in a continuous loss position for twelve months or more. The Company believes that the deterioration in value is attributable to changes in market interest rates and not in credit quality and considers these losses temporary.  The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities before recovery of their amortized costs.  Management evaluates investment securities in a loss position based on length of impairment, severity of impairment and other factors.

An impairment loss of $18,750 was recognized for the year ended December 31, 2010.  Management determined that the Company’s investment in Beach First National Bancshares, Inc. was worthless, since that Company’s bank subsidiary was taken into receivership by the Federal Deposit Insurance Corporation in April 2010.

During 2010 and 2009, gross proceeds from the sale of available-for-sale securities were $40,631,817 and $103,173,723, respectively.  Gains on available-for-sale securities totaled $803,399 and $1,876,560 for 2010 and 2009, respectively.

At December 31, 2010 and 2009, investment securities with a par value of $84,057,998 and $115,152,339 and a fair market value of $84,432,053 and $115,289,760, respectively, were pledged as collateral to secure public deposits and borrowings.

NOTE 4 - LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

Major classifications of loans receivable are summarized as follows:

	December 31,
	2010	2009
Mortgage loans on real estate:
Construction	$62,635,354	$77,566,504
Residential 1-4 family	$50,085,085	$57,539,371
Multifamily	9,337,285	9,962,625
Second mortgages	4,782,583	4,746,686
Equity lines of credit	27,989,649	31,596,471
Commercial	152,178,318	169,933,348
	307,008,274	351,345,005
Commercial and industrial	40,856,292	45,887,237
Consumer	6,057,089	7,942,668
Other	406,314	1,452,491
Total gross loans	$354,327,969	$406,627,401

The Company has pledged certain loans as collateral to secure its borrowings from the Federal Home Loan Bank.  The total of loans pledged was $44,940,440 at December 31, 2010.

Loans sold with limited recourse are 1-4 family residential mortgages originated by the Company and sold to various other financial institutions.  These loans are sold with the agreement that a loan may be returned to the Company within 90 days of purchase, or at any time in the event the Company fails to provide necessary documents related to the mortgages to the buyers, or if it makes false representations or warranties to the buyers.  Loans sold under these agreements in 2010 totaled $33,339,168.  The Company uses the same credit policies in making loans held for sale as it does for on-balance-sheet instruments.

NOTE 4 - LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES - continued

A summary of the allowance for loan losses for the years ended December 31, 2010 and 2009 is as follows:

	For the years ended
	December 31,
	2010	2009
Balance, beginning of year	$9,800,746	$8,223,899
Provision charged to operations	3,541,650	14,400,652
Recoveries on loans previously charged-off	3,323,380	1,463,634
Loans charged-off	(10,394,731)	(14,287,439)
Balance, end of year	$6,271,045	$9,800,746

The following is an analysis of the allowance for loan losses by class of loans for the year ended December 31, 2010.

		Real Estate Loans
					Total
					Real
(Dollars in Thousands)				Non-	Estate		Consumer
	Total	Construction	Residential	Residential	Loans	Commercial	and Other
Beginning balance	$9,801	$4,192	$2,773	$1,271	$8,236	$1,520	$45
Charge-offs	(10,395)	(4,430)	(2,501)	(1,879)	(8,810)	(1,469)	(116)
Recoveries	3,323	1,311	286	1,123	2,720	438	165
Provisions	3,542	1,475	1,172	432	3,079	509	(46)

Ending balance	$6,271	$2,548	$1,730	$947	$5,225	$998	$48

Allowance for Loan Losses

		Real Estate Loans
					Total
					Real
(Dollars in Thousands)				Non-	Estate		Consumer
	Total	Construction	Residential	Residential	Loans	Commercial	and Other
Evaluated for impairment
Individually	$560	$508	$41	$-	$549	$11	$-
Collectively	5,711	2,040	1,689	947	4,676	987	48

Allowance for loan losses	$6,271	$2,548	$1,730	$947	$5,225	$998	$48

Total Loans

Evaluated for impairment
Individually	$19,302	$15,558	$1,903	$1,541	$19,002	$300	$-
Collectively	335,026	47,077	90,292	150,637	288,006	40,557	6,463
Loans receivable	$354,328	$62,635	$92,195	$152,178	$307,008	$40,857	$6,463

NOTE 4 - LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES - continued

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

The following summarizes the Company’s impaired loans as of December 31, 2010.

		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment
With no related allowance recorded:
(Dollars in Thousands)
Real estate
Construction	$6,937	$8,115	$-	$7,823
Residential	613	962	-	1,139
Nonresidential	1,541	1,541	-	2,723
Total real estate loans	9,091	10,618	-	11,685
Commercial	80	145	-	152
Consumer and other	-	-	-	-
	9,171	10,763	-	11,837

With an allowance recorded:
(Dollars in Thousands)
Real estate
Construction	$8,621	$10,416	$507	$10,265
Residential	1,290	1,687	42	1,666
Nonresidential	-	-	-	-
Total real estate loans	9,911	12,103	549	11,931
Commercial	220	285	11	290
Consumer and other	-	-	-	-
	10,131	12,388	560	12,221

Total
Real estate
Construction	$15,558	$18,531	$507	$18,088
Residential	1,903	2,649	42	2,805
Nonresidential	1,541	1,541	-	2,723
Total real estate loans	19,002	22,721	549	23,616
Commercial	300	430	11	442
Consumer and other	-	-	-	-

Total	$19,302	$23,151	$560	$24,058

The following tables summarize information on impaired loans at and for the year ended December 31, 2009.

2009
Impaired loans with specific allowance	$17,526,321
Impaired loans with no specific allowance	31,166,311
Total impaired loans – year end	$48,692,632
Related specific allowance – year end	$3,755,475
Average recorded investment in impaired loans – for the year ended	43,537,156
Impaired loans included in nonaccrual	25,406,383
Troubled debt restructurings	420,033

NOTE 4 - LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES - continued

Interest income on impaired loans other than nonaccrual loans is recognized on an accrual basis.  Interest income on nonaccrual loans is recognized only as collected.  During 2010 and 2009 interest income recognized on nonaccrual loans was $521,431 and $533,774, respectively.  If the nonaccrual loans had been accruing interest at their original contracted rates, related income would have been $1,202,900 and $2,984,263 for 2010 and 2009, respectively.

A summary of current, past due and nonaccrual loans as of December 31, 2010 was as follows:

	Past Due	Past Due Over 90 days
	30-89	and	Non-	Total		Total
(Dollars in Thousands)	Days	Accruing	Accruing	Past Due	Current	Loans
Real estate
Construction	$1,896	$1,546	$14,796	$18,238	$44,397	$62,635
Residential	1,102	-	3,310	4,412	87,783	92,195
Nonresidential	5,993	335	1,001	7,329	144,849	152,178
Total real estate loans	8,991	1,881	19,107	29,979	277,029	307,008
Commercial	776	29	753	1,558	39,299	40,857
Consumer and other	49	-	6	55	6,408	6,463

Totals	$9,816	$1,910	$19,866	$31,592	$322,736	$354,328

At December 31, 2009, nonaccrual loans and loans past due 90 days and still accruing interest totaled $25,406,383 and $40,197, respectively.

Restructured loans (loans which had been renegotiated at below-market interest rates or for which other concessions were granted, but are accruing interest) were $2,183,635 and $420,033 at December 31, 2010 and 2009, respectively.

Credit Indicators
Loans are categorized into risk categories based on relevant information about the ability of borrowers to service their debt, such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The following definitions are utilized for risk ratings, which are consistent with the definitions used in supervisory guidance:
Special Mention - Loans classified as special mention have a potential weakness that deserves management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution's credit position at some future date.

Substandard - Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

Doubtful - Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.

NOTE 4 - LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES - continued

As of December 31, 2010, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

		Real Estate Loans
					Total
					Real
				Non -	Estate		Consumer
	Total	Construction	Residential	Residential	Loans	Commercial	and Other
(Dollars in Thousands)
Pass	$270,154	$31,067	$76,299	$120,429	$227,795	$36,233	$6,126
Special mention	43,386	12,743	7,481	20,822	41,046	2,149	191
Substandard	40,788	18,825	8,415	10,927	38,167	2,475	146
Doubtful	-	-	-	-	-	-	-

Totals	$354,328	$62,635	$92,195	$152,178	$307,008	$40,857	$6,463

The Company enters into financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments consist of commitments to extend credit and standby letters of credit.  Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. A commitment involves, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet.  The Company’s exposure to credit loss in the event of nonperformance by the other parties to the instrument is represented by the contractual notional amount of the instrument. Since certain commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The Company uses the same credit policies in making commitments to extend credit as it does for on-balance-sheet instruments.  Letters of credit are conditional commitments issued to guarantee a customer’s performance to a third party and have essentially the same credit risk as other lending facilities.

Collateral held for commitments to extend credit and standby letters of credit varies but may include accounts receivable, inventory, property, plant, equipment, and income-producing commercial properties.

The following table summarizes the Company’s off-balance sheet financial instruments whose contract amounts represent credit risk:

	December 31,
	2010	2009
Commitments to extend credit	$32,932,922	$39,873,440
Standby letters of credit	2,102,497	2,583,466

The Company originates certain fixed rate residential mortgage loans and commits these loans for sale based on best efforts contracts.  The commitments to originate fixed rate residential mortgage loans and the sales commitments are freestanding derivative instruments.  At December 31, 2010 and 2009, the Company has no material embedded derivative instruments requiring separate accounting treatment.  At December 31, 2010 and 2009, the amount of the forward sales commitments approximates the carrying value of the mortgage loans held for sale of $1,185,576 and $5,100,609, respectively.  Sales commitments are to sell loans at par value and are generally funded within 60 days.

NOTE 5 - PREMISES, FURNITURE AND EQUIPMENT

Premises, furniture and equipment consisted of the following:

	December 31,
	2010	2009
Land	$10,832,561	$10,832,561
Building	13,692,555	13,659,425
Leasehold improvements	511,842	511,842
Furniture and equipment	5,536,543	5,334,402
Construction in progress	935,370	831,484
Total	31,508,871	31,169,714
Less, accumulated depreciation	5,586,528	4,700,278

Premises and equipment, net	$25,922,343	$26,469,436

NOTE 5 - PREMISES, FURNITURE AND EQUIPMENT - continued

Depreciation expense for the years ended December 31, 2010 and 2009 amounted to $886,250 and $876,868, respectively.

At December 31, 2010 and 2009, construction in progress consists mainly of architect fees and site work for potential new branches.  As of December 31, 2010, there were no material commitments outstanding for the construction/or purchase of premises, furniture and equipment.

During 2009, gross proceeds of $2,286,810 were received from the sale of land, which resulted in a gain of $86,810.  Other premises, furniture and equipment were sold for $999, resulting in a net loss of $5,092.  There were no sales during 2010.

NOTE 6 - OTHER REAL ESTATE OWNED

Transactions in other real estate owned for the years ended December 31, 2010 and 2009 are summarized below:

	December 31,
	2010	2009
Balance, beginning of year	$8,954,214	$379,950
Additions	12,010,459	12,056,470
Improvements made to properties	180,475	-
Sales	(6,273,435)	(3,442,206)
Write downs	(202,662)	(40,000)

Balance, end of year	$14,669,051	$8,954,214

The Company recognized a net gain of $505,708 and a net loss of $65,598 on the sale other real estate owned for the years ended December 31, 2010 and 2009, respectively.

Other real estate owned expense for the years ended December 31, 2010 and 2009 was $912,553 and $649,524, respectively, which includes gains and losses on sales.

NOTE 7 - DEPOSITS

At December 31, 2010, the scheduled maturities of time deposits were as follows:

Maturing In	Amount
2011	$134,701,484
2012	62,383,933
2013	36,988,148
2014	17,877,646
2015	11,480,393

Total	$263,431,604

Included in total time deposits at December 31, 2010 and 2009 were brokered time deposits of $111,929,000 and $124,468,000, respectively.

NOTE 8 – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Short-term borrowings payable are securities sold under agreements to repurchase which generally mature on a one to thirty day basis.  Information concerning securities sold under agreements to repurchase is summarized as follows:

	For the years ended
	December 31,
	2010	2009
Balance at end of the year	$476,522	$598,342
Maximum month-end balance during the year	1,162,011	7,663,558
Average balance during the year	804,673	2,261,509
Average interest rate at the end of the year	0.25%	0.25%
Average interest rate during the year	0.05%	0.05%

NOTE 8 – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE - continued

Under the terms of the repurchase agreement, the Company sells an interest in securities issued by United States Government agencies and agrees to repurchase the same securities the following business day.  As of December 31, 2010 and 2009, the par value and market value of the securities held by the third-party for the underlying agreements were $7,025,031 and $1,305,000, respectively, and $6,884,043 and $1,262,601, respectively.

NOTE 9 - ADVANCES FROM FEDERAL HOME LOAN BANK

Advances from the Federal Home Loan Bank consisted of the following:

		December 31,
Description	Interest Rate	2010	2009
Fixed rate advances maturing:
January 5, 2010	1.13%	$-	$5,000,000
January 26, 2010	1.14%	-	2,000,000
April 8, 2010	2.66%	-	1,000,000
November 5, 2010	3.46%	-	5,000,000
November 29, 2010	4.11%	-	8,000,000
January 26, 2011	2.02%	-	2,000,000
November 7, 2011	3.89%	-	10,000,000

October 1, 2012	0.63%	2,000,000	-
October 1, 2013	1.00%	10,000,000	-
October 1, 2014	2.93%	1,000,000	-
Variable rate advances maturing:
July 5, 2012	4.08%	-	1,000,000

		$13,000,000	$34,000,000

Scheduled principal reductions of Federal Home Loan Bank advances as of December 31, 2010 are as follows:

Amount
2012	$2,000,000
2013	10,000,000
2014	1,000,000

Total	$13,000,000

The Company has pledged certain loans as collateral to secure its borrowings from the Federal Home Loan Bank.  The total of loans pledged was $44,940,440 and $130,335,153 at December 31, 2010 and 2009, respectively.  At December 31, 2010 and 2009, investment securities with a par value of $34,607,968 and $56,162,339 and a fair market value of $35,769,713 and $58,132,671, respectively, were also pledged as collateral to secure the borrowings.  Additionally, the Company’s Federal Home Loan Bank stock is pledged to secure the borrowings.

NOTE 10 - JUNIOR SUBORDINATED DEBENTURES

On June 30, 2005, the Trust (a non-consolidated affiliate) issued $10,000,000 in trust preferred securities with a maturity of November 23, 2035 and may be redeemed by the Company after five years, and sooner in certain specific events.  The rate was fixed at 5.93% until August 23, 2010, at which time the rate was adjusted quarterly to the three-month LIBOR plus 1.83%, and can be called without penalty beginning on June 15, 2011.  In accordance with generally accepted accounting principal, the Trust has not been consolidated in these financial statements.  The Company received from the trust the $10,000,000 proceeds from the issuance of the securities and the $310,000 initial proceeds from the capital investment in the Trust, and accordingly has shown the funds due to the trust as $10,310,000 junior subordinated debentures.  Current regulations allow the entire amount of junior subordinated debentures to be included in the calculation of regulatory capital.

NOTE 11 – SHAREHOLDERS’ EQUITY

On April 9, 2010, the Company issued 340,145 shares of its common stock at $4.50 per share and 2,293 shares of its newly created Series C Preferred Stock at $1,000 per share.  The net proceeds from the issuance and sale of these securities were $3,502,818.  Of the shares issued, 119,179 shares of common stock and 335 shares of Series C Preferred Stock were issued to related parties.

Common Stock – The following is a summary of the changes in common shares outstanding for the year ended December 31, 2010 and 2009.

	Year Ended December 31,
	2010	2009
Common shares outstanding at beginning of the period	3,582,691	3,525,004
Issuance of common stock	340,145	-
Issuance of restricted shares	191,043	62,222
Forfeitures of restricted shares	(706)	(6,503)
Issuance of stock to advisory board	2,437	1,768
Issuance of stock to employees	293	200
Common shares outstanding at end of the period	4,115,903	3,582,691

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

NOTE 11 – SHAREHOLDERS’ EQUITY - continued

The proceeds from the issuance of the Series A Preferred Stock and Series B Preferred Stock were allocated based on the relative fair value of each series based on a discounted cash flow model.  As a result of the valuations, $14,492,526 and $856,474 was allocated to the Series A Preferred Stock and Series B Preferred Stock, respectively.  This resulted in a discount of $973,260 for the Series A Preferred Stock and a premium of $82,572 for the Series B Preferred Stock.  The discount and premium are being accreted and amortized, respectively, through retained earnings over a five-year estimated life using the effective interest method.

The following is a summary of the accretion of the Series A Preferred Stock discount and the amortization of the Series B Preferred Stock premium for the year ended December 31, 2010 and 2009.

	Year Ended December 31,
	2010	2009
Accretion of Series A Preferred Stock discount	$194,545	$160,436
Amortization of Series B Preferred Stock premium	(16,505)	(13,612)

Accretion net of amortization	$178,040	$146,824

The net amount of the accretion and amortization was treated as a deemed dividend to preferred shareholders in the computation of loss per share.

Restrictions on Shareholders’ Equity- South Carolina banking regulations restrict the amount of dividends that can be paid to shareholders.  All of the Bank’s dividends to First Reliance Bancshares, Inc. are payable only from the undivided profits of the Bank.  At December 31, 2010, the Bank had undivided profits of $7,727,952. The Bank is authorized to upstream 100% of net income in any calendar year without obtaining the prior approval of the SC State Board provided that the Bank received a composite CAMELS rating of one or two at the last Federal or State regulatory examination.  Under Federal Reserve regulations, the amounts of loans or advances from the Bank to the parent company are also restricted.  Please see “Management’s Discussion and Analysis – Liquidity Management and Capital Resources” appearing as part of Item 7 above for additional information on dividends.

NOTE 12- OTHER OPERATING EXPENSE

Other operating expenses are summarized below:

	Year Ended December 31,
	2010	2009
Advertising	$245,039	$264,422
Office supplies and printing	223,811	238,469
Computer supplies and software amortization	213,137	256,528
Telephone	256,662	261,874
Professional fees and services	1,412,278	811,756
Meetings and travel expenses	234,099	220,261
Supervisory fees and assessments	1,040,523	1,348,914
Debit and credit card expenses	435,026	357,343
Other real estate owned expenses	912,553	649,524
Mortgage loan expenses	402,798	664,715
Other	1,623,141	1,549,214
Total	$6,999,067	$6,623,020

NOTE 13 - INCOME TAXES

Income tax expense is summarized as follows:

	For the years ended
	December 31,
	2010	2009
Currently payable
Federal	$618,394	$(2,669,788)
State	-	-
Total current	618,394	(2,669,788)
Deferred income taxes	(1,717,900)	(2,058,704)
Total income tax benefit	$(1,099,506)	$(4,728,492)
Income tax expense (benefit) is allocated as follows:
To continuing operations	$(1,439,719)	$(4,180,521)
To shareholders' equity	340,213	(547,971)
Total income tax benefit	$(1,099,506)	$(4,728,492)

The components of deferred tax assets and deferred tax liabilities are as follows:

	December 31,
	2010	2009
Deferred tax assets:
Allowance for loan losses	$2,132,155	$3,217,100
Net operating losses	2,919,860	411,779
Non-accrual interest	1,345,776	1,154,314
Unrealized loss on securities available for sale	311,574	651,787
Deferred compensation	491,393	393,929
Federal and state credits	452,125	-
Other	56,589	57,593
Gross deferred tax assets	7,709,472	5,886,502
Less, valuation allowance	(136,937)	(113,872)
Net deferred tax assets	7,572,535	5,772,630
Deferred tax liabilities:
Accumulated depreciation	533,235	516,122
Prepaid expenses	181,334	100,371
Other	31,073	47,144
Total gross deferred tax liabilities	745,642	663,637
Net deferred tax asset recognized	$6,826,893	$5,108,993

Deferred tax assets represent the future tax benefit of deductible differences and, if it is more likely than not that a tax asset will not be realized, a valuation allowance is required to reduce the recorded deferred tax assets to net realizable value.  As of December 31, 2010, management has determined that it is more likely than not that the total deferred tax asset will be realized except for the deferred tax asset associated with state net operating loss carryforwards, and, accordingly, has established a valuation allowance only for this item.  Net deferred tax assets are included in other assets at December 31, 2010 and 2009.

The Company has federal net operating losses of $8,185,068 and $876,197 for the years ended December 31, 2010 and 2009, respectively.  The Company has state net operating losses of $4,149,597 and $3,450,672 for the years ended December 31, 2010 and 2009, respectively.

NOTE 13 - INCOME TAXES – continued

A reconciliation between the income tax expense (benefit) and the amount computed by applying the federal statutory rate of 34% to income before income taxes follows:

	For the years ended
	December 31,
	2010	2009
Tax expense (benefit) at statutory rate	$(540,177)	$(3,408,389)
State income tax, net of federal income tax benefit	(23,065)	(20,101)
Tax-exempt interest income	(830,787)	(647,594)
Disallowed interest expense	71,027	64,852
Life insurance surrender value	(142,127)	(143,974)
Valuation allowance	23,065	20,101
Other, net	2,345	(45,416)

	$(1,439,719)	$(4,180,521)

The Company had analyzed the tax positions taken or expected to be taken in its tax returns and concluded it has no liability related to uncertain tax positions.

NOTE 14 - RELATED PARTY TRANSACTIONS

Certain parties (principally certain directors and executive officers of the Company, their immediate families and business interests) were loan customers of and had other transactions in the normal course of business with the Company.  Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than the normal risk of collectability.  As of December 31, 2010 and 2009, the Company had related party loans totaling $3,091,345 and $3,023,889, respectively. During 2010, $616,917 of advances were made to related parties and repayments totaled $549,461.  As of December 31, 2010, all related party loans were current.

Deposits from directors and executive officers and their related interests totaled $1,288,082 and $1,477,828 at December 31, 2010 and 2009, respectively.

In 2010 and 2009 real estate commissions of $25,000 and $73,500, respectively, were paid to a director of the Company in the normal course of business.

NOTE 15 - COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, the Company may, from time to time, become a party to legal claims and disputes.  At December 31, 2010, management and legal counsel are not aware of any pending or threatened litigation or unasserted claims or assessments that could result in losses, if any, that would be material to the consolidated financial statements.

The Company has entered into a number of operating leases for properties relating to its branch banking and mortgage operations. The leases have various initial terms and expire on various dates. The lease agreements generally provide that the Bank is responsible for ongoing repairs and maintenance, insurance and real estate taxes.  The leases also provide for renewal options and certain scheduled increases in monthly lease payments. Rental expenses recorded under leases for the years ended December 31, 2010 and 2009 were $396,398 and $386,921, respectively.

The minimal future rental payments under non-cancelable operating leases having remaining terms in excess of one year, for each of the next five years in the aggregate are:

2011	$327,804
2012	295,266
2013	301,945
2014	301,945
2015	301,945
Thereafter	5,443,138

$6,972,043

NOTE 16 - EQUITY INCENTIVE PLAN

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

The Company can issue the restricted shares as of the grant date either by the issuance of share certificate(s) evidencing restricted shares or by documenting the issuance in uncertificated or book entry form on the Company's stock records. Except as provided by the Plan, the employee does not have the right to make or permit to exist any transfer or hypothecation of any restricted shares.  When restricted shares vest, the employee must either pay the Company within two business days the amount of all tax withholding obligations imposed on the Company or make an election pursuant to Section 83(b) of the Internal Revenue Code to pay taxes at grant date.

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

During 2010 and 2009, the Company issued 191,043 and 62,222 shares, respectively, of restricted stock pursuant to the 2006 Equity Incentive Plan.  The shares cliff vest in three years, and are fully vested in 2012 and 2011, respectively.  The weighted-average fair value per share of restricted stock issued during 2010 and 2009 was $3.99 and $2.25, respectively.  Compensation cost associated with the issuances was $762,302 and $139,999 for the years ended December 31, 2010 and 2009, respectively.  During 2010 and 2009, 706 and 6,503 shares were forfeited having a weighted average price of $11.72 and $13.17, respectively.  Compensation cost amortized to expense for 2010 and 2009 was $280,772 and $55,977, respectively.

The 2006 Equity Incentive Plan allows for the issuance of Stock Appreciation Rights (“SARs”).  The SARs entitle the participant to receive the excess of (1) the market value of a specified or determinable number of shares of the stock at the exercise date over the fair value at grant date or (2) a specified or determinable price which may not in any event be less than the fair market value of the stock at the time of the award.  Upon exercise, the Company can elect to settle the awards using either Company stock or cash.  The shares start vesting after five years and vest at 20% per year until fully vested.  Compensation cost for SARs is amortized to compensation expense over the vesting period.

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

The SARs compensation expense for 2010 and 2009 was $74,445.

As of December 31, 2010, there was $254,311 of total unrecognized compensation cost related to nonvested SARs.  The cost is expected to be recognized over a weighted-average period of 5.46 years.

NOTE 16 - EQUITY INCENTIVE PLAN - continued

A summary of the status of the Company’s SARs as of December 31, 2010 and 2009 is presented below.

	2010		2009
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Outstanding at beginning of year	89,293	$14.95	93,981	$14.95
Forfeited	(4,959)	14.95	(4,688)	14.90

Outstanding at end of year	84,334	14.95	89,293	14.95

At December 31, 2010, there were 842,767 stock awards available for grant under the 2006 Equity Incentive Plan.

NOTE 17 - STOCK-BASED COMPENSATION

In 2006 the Company terminated its 2003 Employee Stock Option Plan and replaced it with the 2006 Equity Incentive Plan.  No stock options have been granted since 2005 and none were exercised during 2010 or 2009.  The 206,547 options outstanding at December 31, 2009 were forfeited in 2010.

NOTE 18 - LOSS PER COMMON SHARE

Net income (loss) available to common shareholders represents net income (loss) adjusted for preferred dividends including dividends declared, accretions of discounts and amortization of premiums on preferred stock issuances and cumulative dividends related to the current dividend period that have not been declared as of period end.

The following is a summary of the loss per common share calculations for the years ended December 31, 2010 and 2009.

	For the years ended
	December 31,
	2010	2009
Loss available to common shareholders
Net loss	$(149,037)	$(5,844,153)
Preferred stock dividends	953,293	689,810
Deemed dividends on preferred stock resulting from net accretion of discount and amortization of premium	178,040	146,824

Net loss available to common shareholders	$(1,280,370)	$(6,680,787)

Basic loss per common share:

Net loss available to common shareholders	$(1,280,370)	$(6,680,787)

Average common shares outstanding – basic	3,937,725	3,565,188

Basic loss per common share	$(0.32)	$(1.87)

Diluted loss per common share:

Net loss available to common shareholders	$(1,280,370)	$(6,680,787)

Average common shares outstanding - basic	3,937,725	3,565,188

Dilutive potential common shares	-	-

Average common shares outstanding - diluted	3,937,725	3,565,188

Diluted loss per common share	$(0.32)	$(1.87)

NOTE 19 - REGULATORY MATTERS

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

As of the most recent regulatory examination, the Bank was deemed well-capitalized under the regulatory framework for prompt corrective action.  To be categorized well-capitalized for regulatory purposes, the Bank must maintain total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table below.  There are no conditions or events that management believes have changed the Bank’s categories.  Additional information related to our capitalization and regulatory requirements is provided in “Management’s Discussion and Analysis – Capital” appearing as part of Item 7 above.

The following table summarizes the capital amounts and ratios of the Company and the Bank and the regulatory minimum requirements.
					To Be Well-
			Minimum Requirement		Capitalized Under
			For Capital		Prompt Corrective
(Dollars in thousands)	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
December 31, 2010
The Company
Total capital (to risk-weighted assets)	$60,811	14.59%	$33,343	8.00%	$	N/A	N/A
Tier 1 capital (to risk-weighted assets)	55,588	13.34%	16,672	4.00%		N/A	N/A
Tier 1 capital (to average assets)	55,588	9.99%	22,264	4.00%		N/A	N/A

The Bank
Total capital (to risk-weighted assets)	$55,041	13.13%	$33,545	8.00%		$41,932	10.00%
Tier 1 capital (to risk-weighted assets)	49,787	11.87%	16,773	4.00%		25,159	6.00%
Tier 1 capital (to average assets)	49,787	8.94%	22,264	4.00%		27,830	5.00%

December 31, 2009
The Company
Total capital (to risk-weighted assets)	$60,321	12.78%	$37,746	8.00%	$	N/A	N/A
Tier 1 capital (to risk-weighted assets)	54,375	11.52%	18,873	4.00%		N/A	N/A
Tier 1 capital (to average assets)	54,375	8.25%	26,362	4.00%		N/A	N/A

The Bank
Total capital (to risk-weighted assets)	$56,631	12.01%	$37,720	8.00%		$47,150	10.00%
Tier 1 capital (to risk-weighted assets)	50,689	10.75%	18,860	4.00%		28,290	6.00%
Tier 1 capital (to average assets)	50,689	7.69%	26,371	4.00%		32,964	5.00%

NOTE 20 - UNUSED LINES OF CREDIT

As of December 31, 2010, the Bank had unused lines of credit to purchase federal funds from unrelated companies totaling $11,000,000.  These lines of credit are available on a one to fourteen day basis for general corporate purposes.  Additionally, an unused line of credit of $35,355,020 was available from the Federal Reserve.  The Company also has a line of credit to borrow funds from the Federal Home Loan Bank of up to $173,740,000.  As of December 31, 2010 and 2009, the Bank had borrowed $13,000,000 and $34,000,000, respectively, on this line.  All of these lines can be revoked at lender’s discretion.

NOTE 21 - FAIR VALUE MEASUREMENTS

The following methods and assumptions were used to estimate the fair value of significant financial instruments:

Cash and Due from Banks and Interest-bearing Deposits with Other Banks - The carrying amount is a reasonable estimate of fair value.

Time Deposits in other Banks - The carrying amount is a reasonable estimate of fair value.

Securities Available-for-Sale - The fair values of securities available-for-sale equal the carrying amounts, which are the quoted market prices.  If quoted market prices are not available, fair values are based on quoted market prices of comparable securities.

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

NOTE 21 - FAIR VALUE MEASUREMENTS - continued

The carrying values and estimated fair values of the Company’s financial instruments were as follows:

	December 31,		December 31,
	2010		2009
	Carrying	Estimated Fair	Carrying	Estimated Fair
	Amount	Value	Amount	Value
Financial Assets:
Cash and due from banks	$1,806,512	$1,806,512	$2,251,019	$2,251,019
Interest-bearing deposits with other banks	23,863,781	23,863,781	51,047,467	51,047,467
Time deposits in other banks	100,000	100,000	502,089	502,089
Securities available-for-sale	84,472,553	84,472,553	121,948,744	121,948,744
Nonmarketable equity securities	4,357,300	4,357,300	4,812,100	4,812,100
Loans, including loans held for sale	355,513,545	356,465,000	411,728,010	410,265,000
Accrued interest receivable	2,417,134	2,417,134	2,661,030	2,661,030

Financial Liabilities:
Demand deposit, interest-bearing transaction, and savings accounts	$191,818,861	$191,818,861	$195,636,648	$195,636,648
Certificates of deposit	263,431,604	266,448,000	357,126,331	352,318,000

Securities sold under agreements to repurchase	476,522	476,522	598,342	598,342
Advances from Federal Home Loan Bank	13,000,000	13,049,000	34,000,000	33,992,000
Junior subordinated debentures	10,310,000	10,310,000	10,310,000	10,310,000
Accrued interest payable	547,222	547,222	680,880	680,880

	Notional		Notional
	Amount		Amount
Off-Balance Sheet Financial Instruments:
Commitments to extend credit	$32,932,922		$39,873,440
Standby letters of credit	2,102,497		2,583,466

The generally accepted accounting principles (GAAP) provide a framework for measuring and disclosing fair value which requires disclosures about the fair value of assets and liabilities recognized in the balance sheet, whether the measurements are made on a recurring basis (for example, available-for-sale investment securities) or on a nonrecurring basis (for example, impaired loans).

Fair value is defined as the exchange in price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. GAAP also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

The Company utilizes fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. Securities available for sale are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets on a nonrecurring basis, such as loans held for sale, loans held for investment and certain other assets. These nonrecurring fair value adjustments typically involve application of lower of cost or market accounting or write-downs of individual assets.

NOTE 21 - FAIR VALUE MEASUREMENTS - continued

Fair Value Hierarchy

The Company groups assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine the fair value. These levels are:

Level 1 —	Valuation is based upon quoted prices for identical instruments traded in active markets.

Level 2 —
Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

Level 3 —
Valuation is generated from model-based techniques that use at least one significant assumption not observable in the market. These unobservable assumptions reflect estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include the use of option pricing models, discounted cash flow models and similar techniques.

Following is a description of valuation methodologies used for assets and liabilities recorded at fair value.

Securities Available for Sale - Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange such as the New York Stock Exchange, Treasury securities that are traded by dealers or brokers in active over-the counter markets and money market funds. Level 2 securities include mortgage backed securities issued by government sponsored entities, municipal bonds and corporate debt securities. Securities classified as Level 3 include asset-backed securities in less liquid markets.

Loans - The Company does not record loans at fair value on a recurring basis, however, from time to time, a loan is considered impaired and an allowance for loan loss is established.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan are considered impaired. Once a loan is identified as individually impaired, management measures impairment. The fair value of impaired loans is estimated using one of several methods, including the collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring a specific allowance represent loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At December 31, 2010 and December 31, 2009, substantially all of the impaired loans were evaluated based upon the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the loan as nonrecurring Level 3.

Other Real Estate Owned - Foreclosed assets are adjusted to fair value upon transfer of the loans to other real estate owned. Real estate acquired in settlement of loans is recorded initially at estimated fair value of the property less estimated selling costs at the date of foreclosure. The initial recorded value may be subsequently reduced by additional allowances, which are charges to earnings if the estimated fair value of the property less estimated selling costs declines below the initial recorded value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the foreclosed asset as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the foreclosed asset as nonrecurring Level 3.

NOTE 21 - FAIR VALUE MEASUREMENTS - continued

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis by level within the hierarchy.

	Total	Level 1	Level 2	Level 3
December 31, 2010
Available for-sale-securities:
U.S. Government agencies	$5,178	$-	$5,178	$-
Mortgage-backed securities	35,769,713	-	35,769,713	-
Municipals	48,657,162	-	48,657,162	-
Other	40,500	-	40,500	-
	84,472,553	-	84,472,553	-
Mortgage loans held for sale (1)	1,185,576	-	1,185,576	-

	$85,658,129	$-	$85,658,129	$-

December 31, 2009
Available for-sale-securities:
U.S. Government agencies	$3,011,366	$-	$3,011,366	$-
Mortgage-backed securities	58,132,671	-	58,132,671	-
Municipals	60,737,192	-	60,737,192	-
Other	67,515	-	67,515	-
	121,948,744	-	121,948,744	-
Mortgage loans held for sale (1)	5,100,609	-	5,100,609	-

	$127,049,353	$-	$127,049,353	$-

(1) Carried at the lower of cost or market.

There were no liabilities measured at fair value on a recurring basis at December 31, 2010 and December 31, 2009.

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  The following table presents the assets and liabilities measured at fair value on a nonrecurring basis as of December 31, 2010 and December 31, 2009, aggregated by level in the fair value hierarchy within which those measurements fall.

	Total	Level 1	Level 2	Level 3
December 31, 2010
Impaired loans receivable	$18,742,006	$-	$18,742,006	$-
Other real estate owned	14,669,051	-	14,669,051	-

Total assets at fair value	$33,411,057	$-	$33,411,057	$-

December 31, 2009
Impaired loans receivable	$44,937,157	$-	$44,937,157	$-
Other real estate owned	8,954,214	-	8,954,214	-

Total assets at fair value	$53,891,371	$-	$53,891,371	$-

There were no liabilities measured at fair value on a nonrecurring basis at December 31, 2010 and December 31, 2009.

Impaired loans which are measured for impairment using the fair value of collateral for collateral dependent loans, had a carrying value of $19,301,570 at December 31, 2010 with a valuation allowance of $559,564.  Impaired loans had a carrying value of $48,692,632 at December 31, 2009, with a valuation allowance of $3,755,475.

Other real estate owned, which is measured at the lower of carrying or fair value less costs to sell, had a net carrying value of $14,669,051 and $8,954,214 at December 31, 2010 and 2009, respectively.  Write downs of other real estate owned for the years ended December 31, 2010 and 2009 were $202,662 and $40,000, respectively.

The Company has no assets or liabilities whose fair values are measured using level 3 inputs.

NOTE 22 - SUBSEQUENT EVENTS

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

NOTE 23 - FIRST RELIANCE BANCSHARES, INC. (PARENT COMPANY ONLY)

Condensed Balance Sheets

	December 31,
	2010	2009
Assets
Cash	$5,039,248	$3,010,410
Investment in banking subsidiary	53,199,116	51,947,813
Marketable investments	40,500	67,515
Nonmarketable investments	58,100	-
Land	3,959,268	3,959,268
Investment in trust	310,000	310,000
Other assets	539,526	503,612

Total assets	$63,145,758	$59,798,618

Liabilities
Note payable to banking subsidiary (1)	$3,771,163	$3,961,780
Junior subordinated debentures	10,310,000	10,310,000
Other liabilities	472,751	303,011
Total liabilities	14,553,914	14,574,791
Shareholders’ equity	48,591,844	45,223,827

Total liabilities and shareholders’ equity	$63,145,758	$59,798,618

(1)	Collateral requirements were met based on the provisions of section 23A of Federal Reserve Regulation W.

Condensed Statements of Income

	December 31,
	2010	2009
Income
Rental income from banking subsidiary	$360,000	$270,000
Other Income (loss)	(3,244)	28,183
Total Income	356,756	298,183

Expenses	1,282,631	995,489

Loss before income taxes and equity in undistributed earnings of banking subsidiary	(925,876)	(697,306)

Equity in undistributed earnings (loss) of banking subsidiary	573,624	(5,368,217)

Net loss before income taxes	(352,252)	(6,065,523)

Income tax benefit	(203,215)	(221,370)

Net loss	$(149,037)	$(5,844,153)

NOTE 23 - FIRST RELIANCE BANCSHARES, INC. (PARENT COMPANY ONLY) - continued

Condensed Statements of Cash Flows

	December 31,
	2010	2009
Cash flows from operating activities
Net loss	$(149,037)	$(5,844,153)
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Impairment loss on available-for-sale securities	18,750	-
Amortization of deferred compensation on restricted stock	280,772	55,977
Increase in other assets	(35,914)	(381,135)
Increase in other liabilities	178,633	53,795
Equity in undistributed earnings (loss) of banking subsidiary	(573,624)	5,368,217
Net cash used by operating activities	(280,420)	(747,299)

Cash flows used by investing activities
Purchase of nonmarketable investments	$(58,100)	$-
Investment in banking subsidiary	-	(8,800,000)
Net cash used by investing activities	(58,100)	(8,800,000)

Cash flows from financing activities
Net increase (payments) of note payable to banking subsidiary	$(190,617)	3,961,780
Payment note payable – line of credit	-	(6,950,000)
Proceeds from issuance of preferred stock	2,293,000	15,225,312
Net proceeds from issuance of common stock	1,209,818	-
Preferred stock dividends	(939,917)	(578,565)
Purchase of treasury stock	(4,928)	(4,159)
Net cash provided by financing activities	2,367,358	11,661,733

Increase in cash	2,028,838	2,114,434

Cash and cash equivalents, beginning of year	3,010,410	895,976

Cash and cash equivalents, ending of year	$5,039,248	$3,010,410

NOTE 24 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The tables below represent the quarterly results of operations for the years ended December 31, 2010 and 2009, respectively:
	December 31, 2010
	Fourth	Third	Second	First
Total interest and fee income	$6,492,589	$6,832,143	$7,116,889	$7,504,851
Total interest expense	2,380,845	2,867,485	3,145,502	3,261,770

Net interest income	4,111,744	3,964,658	3,971,387	4,243,081
Provision for loan losses	-	1,475,751	1,879,810	186,089

Net interest income (loss) after provisions for loan losses	4,111,744	2,488,907	2,091,577	4,056,992

Other income	1,066,722	1,828,636	958,812	1,042,285
Other expense	5,248,009	5,163,102	4,187,945	4,635,375

Income (loss) before income tax expense	(69,543)	(845,559)	(1,137,556)	463,902
Income tax benefit	(180,107)	(534,977)	(658,403)	(66,232)

Net income (loss)	110,564	(310,582)	(479,153)	530,134

Preferred stock dividends	249,245	249,247	250,227	204,574
Deemed dividends on preferred stock net accretion of discount and amortization of premium	44,876	44,876	44,388	43,900
Net income (loss) available to common shareholders	$(183,557)	$(604,705)	$(773,768)	$281,660

Basic income (loss) per common share	$(0.04)	$(0.15)	$(0.20)	$0.08

Diluted income (loss) per common share	$(0.04)	$(0.15)	$(0.20)	$0.08

	December 31, 2009
	Fourth	Third	Second	First
Total interest and fee income	$7,318,095	$9,082,567	$7,801,822	$7,823,053
Total interest expense	3,796,240	4,107,235	3,997,717	3,739,219

Net interest income	3,521,855	4,975,332	3,804,105	4,083,834
Provision for loan losses	6,278,381	3,266,449	3,555,442	1,300,380

Net interest income (loss) after provisions for loan losses	(2,756,526)	1,708,883	248,663	2,783,454

Other income	1,139,549	2,447,843	2,313,717	1,709,009
Other expense	5,254,649	5,020,786	4,672,319	4,671,512

Loss before income tax expense	(6,871,626)	(864,060)	(2,109,939)	(179,049)
Income tax benefit	(2,499,294)	(532,988)	(955,325)	(192,914)

Net income (loss)	(4,372,332)	(331,072)	(1,154,614)	13,865

Preferred stock dividends	210,840	210,839	208,547	59,584
Deemed dividends on preferred stock net accretion of discount and amortization of premium	44,876	44,876	44,388	12,684
Net loss available to common shareholders	$(4,628,048)	$(586,787)	$(1,407,549)	$(58,403)

Basic loss per common share	$(1.29)	$(0.16)	$(0.40)	$(0.02)

Diluted loss per common share	$(1.29)	$(0.16)	$(0.40)	$(0.02)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010.  Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting.  Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.

Based on this assessment, management believes that First Reliance Bancshares, Inc. maintained effective internal control over financial reporting as of December 31, 2010.

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

ITEM 9B.  OTHER INFORMATION

Not Applicable.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The Company has adopted a Code of Ethics that applies to its principal executive, financial and accounting officers.  The Code of Ethics has been posted to the Company’s website at www.firstreliance.com.  A copy may also be obtained, without charge, upon written request addressed to First Reliance Bancshares, Inc., 2170 W. Palmetto Street, , Florence, South Carolina 29501, Attention:  Corporate Secretary.  The request may be delivered by letter to the address set forth above or by fax to the attention of the Company’s Corporate Secretary at (843) 656-3045.

The remaining information for this Item is included in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on June 17, 2011, under the headings “Proposal:  Election of Directors”, “Security Ownership of Certain Beneficial Owners and Management,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” and are incorporated herein by reference.

ITEM 11.   EXECUTIVE COMPENSATION

The responses to this Item are included in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on June 17, 2011, under the headings “Proposal: Election of Directors – Director Compensation” and  “Executive Compensation” and are incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information regarding compensation plans under which equity securities of the Company are authorized for issuance.  All data is presented as of December 31, 2010.

Equity Compensation Plan Table
	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	-	-	-
Equity compensation plans not approved by security holders	365,422	$6.38	566,177
Total	365,422	$6.38	566,177

The equity compensation plans not approved by our shareholders include non-qualified option grants to four employees of the Company to purchase a total of 5,600 shares of the Company’s common stock.  All of the non-qualified option grants are fully vested as of December 31, 2010.

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

The additional responses to this Item are included in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on June 17, 2011, under the heading “Security Ownership of Certain Beneficial Owners and Management” and are incorporated herein by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The responses to this Item are included in the Company’s Proxy Statement for the Annual Meeting of Shareholders held on June 17, 2011, under the headings “Related Party Transactions” and “Proposal: Election of Directors – Director Independence”  and are incorporated herein by reference.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

The responses to this Item are included in the Company Proxy Statement for the Annual Meeting of Shareholders to be held on June 17, 2011, under the heading “Audit Committee Matters – Independent Registered Public Accounting Firm” and are incorporated herein by reference.

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

FIRST RELIANCE BANCSHARES, INC.

By:	/s/ F. R. Saunders, Jr.
F. R. Saunders, Jr.
President and Chief
Executive Officer

Date:	March 29, 2011

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

Signature	Title	Date

Director, President and Chief Executive Officer
/s/ F. R. Saunders, Jr.	(Principal Executive Officer)	March 29, 2011
F. R. Saunders, Jr.

/s/ Paul C. Saunders	Director	March 29, 2011
Paul C. Saunders

/s/ A. Dale Porter	Director	March 29, 2011
A. Dale Porter

/s/ Leonard A. Hoogenboom	Chairman of the Board	March 29, 2011
Leonard A. Hoogenboom

/s/ John M. Jebaily	Director	March 29, 2011
John M. Jebaily

Signature	Title	Date

/s/ Andrew G. Kampiziones	Director	March 29, 2011
Andrew G. Kampiziones

/s/ C. Dale Lusk	Director	March 29, 2011
C. Dale Lusk

/s/ J. Munford Scott	Director	March 29, 2011
J. Munford Scott

/s/ Jeffrey A. Paolucci	Director, Executive Vice President and	March 29, 2011
Jeffrey A. Paolucci	Chief Financial Officer (Principal Financial and
Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation, as amended, of First Reliance Bancshares, Inc. 1
3.2	Articles of Amendment to the Articles of Incorporation authorizing a class of preferred stock. 2
3.3	Articles of Amendment to the Articles of Incorporation establishing the terms of the Series A Preferred Stock and the Series B Preferred Stock. 2
3.4	Articles of Amendment to the Articles of Incorporation establishing the terms of the Series C Preferred Stock. 3
3.5	Bylaws of First Reliance Bancshares, Inc. 4
4.1	See Articles of Incorporation, as amended at Exhibit 3.1, 3.2 and 3.3 hereto and Bylaws at Exhibit 3.5 hereto.
4.2	Indenture between the Registrant and the Trustee. 5
4.3	Guarantee Agreement. 5
4.4	Amended and Restated Declaration. 5
4.5	Form of Certificate for the Series A Preferred Stock. 2
4.6	Form of Certificate for the Series B Preferred Stock. 2
4.7	Warrant to Purchase up to 767.00767 shares of Series B Preferred Stock, dated March 6, 2009. 2
10.1*	1999 First Reliance Bank Employee Stock Option Plan. 6
10.2*	Amendment No. 1 to the 1999 First Reliance Bank Employee Stock Option Plan. 6
10.3*	Amendment No. 2 to the 1999 First Reliance Bank Employee Stock Option Plan. 7
10.4*	First Reliance Bancshares, Inc. 2003 Stock Incentive Plan. 8
10.5*	First Reliance Bancshares, Inc. 2006 Equity Incentive Plan. 9
10.6	Lease Agreement between SP Financial, LLC and First Reliance Bank. 9
10.7*	Employment Agreement with F. R. Saunders, Jr., dated November 24, 2006. 10
10.8*	Salary Continuation Agreement with F. R. Saunders, Jr., dated November 24, 2006. 10
10.9*	Endorsement Split Dollar Agreement with F. R. Saunders, Jr., dated November 24, 2006. 10
10.10*	Amended Supplemental Life Insurance Agreement with F. R. Saunders, Jr., dated December 28, 2007. 11
10.11*	Employment Agreement with Jeffrey A. Paolucci, dated November 24, 2006. 10
10.12*	Salary Continuation Agreement with Jeffrey A. Paolucci, dated November 24, 2006. 10
10.13*	Endorsement Split Dollar Agreement with Jeffrey A. Paolucci, dated November 24, 2006. 10
10.14*	Employment Agreement with Paul Saunders, dated November 24, 2006. 10
10.15*	Salary Continuation Agreement with Paul Saunders, dated November 24, 2006. 10
10.16*	Endorsement Split Dollar Agreement with Paul Saunders, dated November 24, 2006. 10
10.17*	Form of Director Retirement Agreement, with Schedule. 10
10.18*	Amended and Restated Employment Agreement with Dale Porter. 10
10.19*	Employment Agreement with Thomas C. Ewart, Sr. 8

1 Incorporated by reference to Quarterly Report on Form 10-Q, for the quarter ended June 30, 2010.
2 Incorporated by reference to Current Report on Form 8-K, dated March 10, 2009.
3 Incorporated by reference to Current Report on Form 8-K, dated May 28, 2010.
4 Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2009.
5 Incorporated by reference to Current Report on Form 8-K, dated July 1, 2005.
6 Incorporated by reference to Quarterly Report on Form 10-QSB, for the quarter ended March 31, 2002.
7 Incorporated by reference to Quarterly Report on Form 10-QSB, for the quarter ended June 30, 2002.
8 Incorporated by reference to Annual Report on Form 10-KSB for the year ended December 31, 2003.
9 Incorporated by reference to Annual Report on Form 10-KSB for the year ended December 31, 2005.
10 Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2006.
11 Incorporated by reference to Current Report on Form 8-K, dated December 28, 2007.

10.20
Letter Agreement, dated March 6, 2009, including Securities Purchase Agreement – Standard Terms, incorporated by reference therein, between the Company and the United States Department of the Treasury.2

10.21	Side Letter Agreement, dated March 6, 2009.2
10.22*	Form of Waiver.2
10.23*	Form of Senior Executive Officer Agreement.2
10.24*	Employment Agreement with Craig S. Evans. 4
10.25*	Salary Continuation Agreement with Craig S. Evans. 4
21.1	Subsidiaries of First Reliance Bancshares, Inc. 9
23.1	Consent of Elliot Davis, LLC.
24.1	Power of Attorney (appears on the signature page to this Annual Report on Form 10-K.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a).
32.1	Certification of Chief Executive and Financial Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Certification of Compliance with EESA Section 111 by Chief Executive Officer
99.2	Certification of Compliance with EESA Section 111 by Chief Financial Officer

*Indicates management contract or compensatory plan or arrangement.