Form 10-Q
period 2011-03-31
FIRST RELIANCE BANCSHARES INC
filed 2011-05-16
CIK 1172102

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2011

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

4,098,256 shares of common stock, par value $0.01 per share, as of April 30, 2011

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

INDEX

Page No.
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets - March 31, 2011 and December 31, 2010	3

Condensed Consolidated Statements of Operations - Three months ended March 31, 2011 and 2010	4

Condensed Consolidated Statements of Shareholders’ Equity and Comprehensive Income - Three months ended March 31, 2011 and 2010	5

Condensed Consolidated Statements of Cash Flows - Three months ended March 31, 2011 and 2010	6

Notes to Condensed Consolidated Financial Statements	7-19

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20-36

Item 3. Quantitative and Qualitative Disclosure About Market Risk	36

Item 4. Controls and Procedures	36

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	37

Item 1A.Risk Factors	37

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	37

Item 6. Exhibits	37

FIRST RELIANCE BANCSHARES, INC
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2011	2010
Assets	(Unaudited)	(Audited)
Cash and cash equivalents:
Cash and due from banks	$1,648,976	$1,806,512
Interest-bearing deposits with other banks	35,436,975	23,863,781
Total cash and cash equivalents	37,085,951	25,670,293

Time deposits in other banks	100,000	100,000

Securities available-for-sale	83,738,531	84,472,553
Nonmarketable equity securities	4,357,300	4,357,300
Total investment securities	88,095,831	88,829,853

Loans held for sale	973,477	1,185,576

Loans receivable	340,930,851	354,327,969
Less allowance for loan losses	(5,697,858)	(6,271,045)
Loans, net	335,232,993	348,056,924

Premises, furniture and equipment, net	25,775,088	25,922,343
Accrued interest receivable	2,093,616	2,417,134
Other real estate owned	17,852,080	14,669,051
Cash surrender value life insurance	11,928,418	11,827,957
Other assets	11,095,929	11,415,794

Total assets	$530,233,383	$530,094,925
Liabilities and Shareholders’ Equity
Liabilities
Deposits
Noninterest-bearing transaction accounts	$46,578,421	$41,166,965
Interest-bearing transaction accounts	37,665,730	41,761,498
Savings	118,491,734	108,890,398
Time deposits $100,000 and over	139,209,227	157,480,480
Other time deposits	106,388,289	105,951,124
Total deposits	448,333,401	455,250,465

Securities sold under agreement to repurchase	396,883	476,522
Advances from Federal Home Loan Bank	20,000,000	13,000,000
Junior subordinated debentures	10,310,000	10,310,000
Accrued interest payable	471,128	547,222
Other liabilities	2,047,586	1,918,872
Total liabilities	481,558,998	481,503,081
Shareholders’ Equity
Preferred stock, no par value, authorized 10,000,000 shares:
Series A cumulative perpetual preferred stock - 15,349 shares issued and outstanding	$14,778,691	$14,730,721
Series B cumulative perpetual preferred stock - 767 shares issued and outstanding	815,385	819,455
Series C cumulative mandatory convertible preferred stock - 2,293 shares shares issued and outstanding	2,293,000	2,293,000
Common stock, $0.01 par value; 20,000,000 shares authorized, 4,098,256 and 4,115,903 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	40,982	41,159
Capital surplus	28,076,665	28,140,094
Treasury stock, at cost, 12,632 shares	(169,048)	(168,864)
Nonvested restricted stock	(556,287)	(679,264)
Retained earnings	3,823,991	4,002,469
Accumulated other comprehensive loss	(428,994)	(586,926)
Total shareholders’ equity	48,674,385	48,591,844

Total liabilities and shareholders’ equity	$530,233,383	$530,094,925

See notes to condensed consolidated financial statements

FIRST RELIANCE BANCSHARES, INC
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
Interest income
Loans, including fees	$5,070,274	$6,213,086
Investment securities
Taxable	305,160	609,994
Nontaxable	534,457	652,898
Other interest income	24,063	28,873
Total	5,933,954	7,504,851
Interest expense
Time deposits over $100,000	1,055,833	1,520,163
Other deposits	720,231	1,352,808
Other interest expense	78,585	388,799
Total	1,854,649	3,261,770
Net interest income	4,079,305	4,243,081
Provision for loan losses	241,114	186,089
Net interest income after provision for loan losses	3,838,191	4,056,992
Noninterest income
Service charges on deposit accounts	445,562	468,220
Gain on sale of mortgage loans	123,045	210,043
Income from bank owned life insurance	100,462	104,658
Other charges, commissions and fees	192,053	152,984
Gain on sale of securities available-for-sale	45,275	1,602
Other non-interest income	100,296	104,778
Total	1,006,693	1,042,285
Noninterest expenses
Salaries and benefits	2,376,045	2,396,066
Occupancy expense	377,196	399,534
Furniture and equipment expense	314,670	310,225
Other operating expenses	1,955,989	1,529,550
Total	5,023,900	4,635,375
Income (loss) before taxes	(179,016)	463,902
Income tax benefit	(293,686)	(66,232)
Net income	114,670	530,134
Preferred stock dividends	249,248	204,574
Deemed dividends on preferred stock resulting from net accretion of discount and amortization of premium	43,900	43,900
Net Income (loss) available to common shareholders	$(178,478)	$281,660

Average common shares outstanding, basic	4,110,477	3,584,032
Average common shares outstanding, diluted	4,110,477	3,584,032

Income (loss) per share:
Basic earnings (loss) per share	$(0.04)	$0.08
Diluted earnings (loss) per share	$(0.04)	$0.08

See notes to condensed consolidated financial statements

FIRST RELIANCE BANCSHARES, INC
Condensed Consolidated Statements of Shareholders’ Equity and Comprehensive Income
For the Three Months Ended March 31, 2011 and 2010
(Unaudited)

	Preferred Stock	Common Stock	Capital Surplus	Treasury Stock	Nonvested Restricted Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2009	$15,372,136	$35,827	$26,181,576	$(163,936)	$(206,004)	$5,269,463	$(1,265,235)	$45,223,827

Net income						530,134		530,134

Other comprehensive gain, net of tax expense of $294,897							572,448	572,448

Other comprehensive income								1,102,582

Preferred Stock Dividend						(209,120)		(209,120)

Accretion of Series A Preferred stock discount	47,970					(47,970)		-

Amortization of Series B Preferred stock premium	(4,070)					4,070		-

Net Change in Restricted Stock		1,207	421,187		(391,921)			30,473

Purchase of treasury stock				(2,386)				(2,386)

Balance, March 31, 2010	$15,416,036	$37,034	$26,602,763	$(166,322)	$(597,925)	$5,546,577	$(692,787)	$46,145,376

Balance, December 31, 2010	$17,843,176	$41,159	$28,140,094	$(168,864)	$(679,264)	$4,002,469	$(586,926)	$48,591,844

Net income						114,670		114,670

Other comprehensive gain, net of tax expense of $81,359							157,932	157,932

Other comprehensive income								272,602

Preferred Stock Dividend						(249,248)		(249,248)

Accretion of Series A Preferred stock discount	47,970					(47,970)		-

Amortization of Series B Preferred stock premium	(4,070)					4,070		-

Issuance Common Stock		3	999					1,002

Net Change in Restricted Stock		(180)	(64,428)		122,977			58,369

Purchase of treasury stock				(184)				(184)

Balance, March 31, 2011	$17,887,076	$40,982	$28,076,665	$(169,048)	$(556,287)	$3,823,991	$(428,994)	$48,674,385

See notes to condensed consolidated financial statements

FIRST RELIANCE BANCSHARES, INC
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
Cash flows from operating activities:
Net income	$114,670	$530,134
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	241,114	186,089
Depreciation and amortization expense	240,324	274,165
Gain on sale of securities available-for-sale	(45,275)	(1,602)
(Gain) loss on sale of other real estate owned	43,444	(242,122)
Write down of other real estate owned	-	187,582
Discount accretion and premium amortization	53,914	62,220
Disbursements for mortgage loans held for sale	(3,941,849)	(7,343,801)
Proceeds from sale of mortgage loans held for sale	4,153,948	11,860,458
Decrease in interest receivable	323,518	214,435
Decrease in interest payable	(76,094)	(26,798)
Increase for cash surrender value of life insurance	(100,461)	(104,658)
Amortization of deferred compensation on restricted stock	58,369	30,473
Decrease in other assets	212,845	239,289
Increase in other liabilities	128,714	2,840,751
Net cash provided by operating activities	1,407,181	8,706,615
Cash flows from investing activities:
Net decrease in loans receivable	8,195,744	10,826,774
Purchases of securities available-for-sale	(11,148,751)	(2,888,381)
Maturities of securities available-for-sale	1,591,694	892,813
Sales of securities available-for-sale	10,521,731	3,117,545
Sales of other real estate owned	1,160,600	2,105,583
Increase in time deposits in other banks	-	(1,018)
Purchases of premises and equipment	(67,408)	(80,507)
Net cash provided by investing activities	10,253,610	13,972,809
Cash flows from financing activities:
Net increase (decrease) in demand deposits, interest-bearing transaction accounts and savings accounts	10,917,024	(7,730,944)
Net decrease in certificates of deposit and other time deposits	(17,834,088)	(18,352,840)
Net increase (decrease) in securities sold under agreements to repurchase	(79,639)	4,720
Net increase (decrease) in advances from the Federal Home Loan Bank	7,000,000	(7,000,000)
Issuance of common stock	1,002	-
Purchase of treasury stock	(184)	(2,386)
Payment of preferred stock dividends	(249,248)	(209,120)
Net cash used by financing activities	(245,133)	(33,290,570)
Net increase (decrease) in cash and cash equivalents	11,415,658	(10,611,146)
Cash and cash equivalents, beginning	25,670,293	53,298,486
Cash and cash equivalents, end	$37,085,951	$42,687,340
Cash paid during the period for:
Income taxes	$-	$-
Interest	$1,930,743	$3,244,109

Supplemental noncash investing and financing activities:
Foreclosures on loans	$4,357,723	$346,230

See notes to condensed consolidated financial statements

Note to Condensed Consolidated Financial Statements

Note 1 - Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit certain disclosures, which would appear in audited annual consolidated financial statements.  The consolidated financial statements as of March 31, 2011 and for the interim periods ended March 31, 2011 and 2010 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation.  The consolidated financial information as of December 31, 2010 has been derived from the audited consolidated financial statements as of that date.  For further information, refer to the consolidated financial statements and the notes included in First Reliance Bancshares, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010.

Note 2 - Recently Issued Accounting Pronouncements

The following is a summary of recent authoritative pronouncements that could impact the accounting, reporting, and / or disclosure of financial information by the Company.

In July 2010, the Receivables topic of the Accounting Standards Codification (“ASC”) was amended by Accounting Standards Update (“ASU”) 2010-20 to require expanded disclosures related to a company’s allowance for credit losses and the credit quality of its financing receivables. The amendments require the allowance disclosures to be provided on a disaggregated basis.  The Company is required to include these disclosures in their interim and annual financial statements.  See Note 6.

Disclosures about Troubled Debt Restructurings (“TDRs”) required by ASU 2010-20 were deferred by the Financial Accounting Standards Board (“FASB”) in ASU 2011-01 issued in January 2011. In April 2011 FASB issued ASU 2011-02 to assist creditors with their determination of when a restructuring is a TDR.   The determination is based on whether the restructuring constitutes a concession and whether the debtor is experiencing financial difficulties as both events must be present.

Disclosures related to TDRs under ASU 2010-20 will be effective for reporting periods beginning after June 15, 2011.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Note 3 - Reclassifications

Certain captions and amounts in the financial statements in the Company’s Form 10-Q for the quarter ended March 31, 2010 were reclassified to conform to the March 31, 2011 presentation.

Note 4 - Comprehensive Income

Accounting principles generally require that recognized income, expenses, gains, and losses be included in net income.  Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

The components of other comprehensive income and related tax effects are as follows:

	Pre-tax Amount	Tax Expense	Net-of-Tax Amount
For the Quarter Ended March 31, 2011:
Unrealized gains on securities available-for-sale	$284,566	$(96,753)	$187,813
Reclassification adjustment for gains realized in net income	45,275	(15,394)	29,881
	$239,291	$(81,359)	$157,932

For the Quarter Ended March 31, 2010:
Unrealized gains on securities available-for-sale	$868,947	$(295,442)	$573,505
Reclassification adjustment for gains realized in net income	1,602	(545)	1,057
	$867,345	$(294,897)	$572,448

Note 5 - Investment Securities

The amortized cost and estimated fair values of securities available-for-sale were:

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
March 31, 2011
U.S. Government agencies	$2,911	$55	$-	$2,966
Mortgage-backed securities	35,366,442	195,738	91,357	35,470,823
Municipals	48,828,388	328,250	921,721	48,234,917
Other	200,000	-	170,175	29,825
	$84,397,741	$524,043	$1,183,253	$83,738,531

December 31, 2010
U.S. Government agencies	$5,031	$147	$-	$5,178
Mortgage-backed securities	35,361,686	408,027	-	35,769,713
Municipals	49,804,336	186,999	1,334,173	48,657,162
Other	200,000	-	159,500	40,500
	$85,371,053	$595,173	$1,493,673	$84,472,553

The following is a summary of maturities of securities available-for-sale as of March 31, 2011.  The amortized cost and estimated fair values are based on the contractual maturity dates.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty.

	Securities
	Available-For-Sale
	Amortized	Estimated
	Cost	Fair Value
Due after one year but within five years	$6,683,900	$6,585,833
Due after five years but within ten years	17,534,092	17,233,156
Due after ten years	24,613,307	24,418,894
	48,831,299	48,237,883
Mortgage-backed securities	35,366,442	35,470,823
Other	200,000	29,825
Total	$84,397,741	$83,738,531

The following table shows gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2011 and December 31, 2010.

	March 31, 2011		December 31, 2010
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses
Less Than 12 Months
Mortgage-backed securities	$16,140,259	$91,357	$-	$-
Municipals	22,705,117	635,874	30,472,741	1,047,688
	38,345,376	727,231	30,472,741	1,047,688
12 Months or More
Municipals	2,199,213	285,847	2,200,477	286,485
Other	200,000	170,175	200,000	159,500
	2,399,213	456,022	2,400,477	445,985

Total securities available-for-sale	$41,244,589	$1,183,253	$32,873,218	$1,493,673

At March 31, 2011, securities classified as available-for-sale are recorded at fair market value.  Approximately 38.54% of the unrealized losses, or five individual securities, consisted of securities in a continuous loss position for twelve months or more.  The Company does not intend to sell these securities in the near future and it is more likely than not that the Company will not be required to sell these securities before recovery of their amortized cost. The Company believes, based on industry analyst reports and credit ratings, that the deterioration in value is attributable to changes in market interest rates and is not in the credit quality of the issuer and therefore, these losses are not considered other-than-temporary.

During the first quarter of 2011 and 2010, gross proceeds from the sale of available-for-sale securities were $10,521,731 and $3,117,545, respectively.  Gains on available-for-sale securities totaled $45,275 and $1,602 for the first quarter 2011 and 2010, respectively.

Note 6 – Loans Receivable and Allowance for Loan Losses

Major classifications of loans receivable are summarized as follows:

	March 31,	December 31,
	2011	2010
Mortgage loans on real estate:
Construction	$58,413,807	$62,635,354
Residential 1-4 family	49,702,946	$50,085,085
Multifamily	8,572,050	9,337,285
Second mortgages	4,662,649	4,782,583
Equity lines of credit	26,635,843	27,989,649
Commercial	145,279,680	152,178,318
	293,266,975	307,008,274
Commercial and industrial	39,619,169	40,856,292
Consumer	6,806,996	6,057,089
Other	1,237,711	406,314
Total gross loans	$340,930,851	$354,327,969

The Company has pledged certain loans as collateral to secure its borrowings from the Federal Home Loan Bank.  The total of loans pledged was $42,271,624 and $44,940,440 at March 31, 2011 and December 31, 2010, respectively.

A summary of the allowance for loan losses for the three months ended March 31, 2011 and year ended December 31, 2010 is as follows:

	March 31,	December 31,
	2011	2010
Beginning balance	$6,271,045	$9,800,746
Provision charged to operations	241,114	3,541,650
Recoveries on loans previously charged-off	315,875	3,323,380
Loans charged-off	(1,130,176)	(10,394,731)
Ending balance	$5,697,858	$6,271,045

The following is an analysis of the allowance for loan losses by class of loans for the three months ended March 31, 2011 and the year ended December 31, 2010.

March 31, 2011

					Total
		Real Estate Loans			Real
				Non-	Estate		Consumer
(Dollars in Thousands)	Total	Construction	Residential	Residential	Loans	Commercial	and Other
Beginning balance	$6,271	$2,548	$1,730	$947	$5,225	$998	$48
Charge-offs	(1,130)	(261)	(550)	(5)	(816)	(305)	(9)
Recoveries	316	216	63	34	313	3	-
Provisions	241	(416)	304	150	38	199	4

Ending balance	$5,698	$2,087	$1,547	$1,126	$4,760	$895	$43

December 31, 2010

					Total
		Real Estate Loans			Real
				Non-	Estate		Consumer
(Dollars in Thousands)	Total	Construction	Residential	Residential	Loans	Commercial	and Other
Beginning balance	$9,801	$4,192	$2,773	$1,271	$8,236	$1,520	$45
Charge-offs	(10,395)	(4,430)	(2,501)	(1,879)	(8,810)	(1,469)	(116)
Recoveries	3,323	1,311	286	1,123	2,720	438	165
Provisions	3,542	1,475	1,172	432	3,079	509	(46)

Ending balance	$6,271	$2,548	$1,730	$947	$5,225	$998	$48

Allowance for Loan Losses

March 31, 2011

					Total
		Real Estate Loans			Real
				Non-	Estate		Consumer
(Dollars in Thousands)	Total	Construction	Residential	Residential	Loans	Commercial	and Other
Evaluated for impairment
Individually	$499	$432	$2	$54	$488	$11	$-
Collectively	5,199	1,655	1,545	1,072	4,272	884	43

Allowance for loan losses	$5,698	$2,087	$1,547	$1,126	$4,760	$895	$43

Total Loans

Evaluated for impairment
Individually	$28,555	$16,726	$4,924	$5,880	$27,530	$995	$30
Collectively	312,376	41,687	84,650	139,400	265,737	38,624	8015

Loans receivable	$340,931	$58,413	$89,574	$145,280	$293,267	$39,619	$8,045

December 31, 2010

					Total
		Real Estate Loans			Real
				Non-	Estate		Consumer
(Dollars in Thousands)	Total	Construction	Residential	Residential	Loans	Commercial	and Other
Evaluated for impairment
Individually	$560	$508	$41	$-	$549	$11	$-
Collectively	5,711	2,040	1,689	947	4,676	987	48

Allowance for loan losses	$6,271	$2,548	$1,730	$947	$5,225	$998	$48

Total Loans

Evaluated for impairment
Individually	$19,302	$15,558	$1,903	$1,541	$19,002	$300	$-
Collectively	335,026	47,077	90,292	150,637	288,006	40,557	6,463

Loans receivable	$354,328	$62,635	$92,195	$152,178	$307,008	$40,857	$6,463

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

The following summarizes the Company’s impaired loans as of March 31, 2011.

		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment
With no related allowance recorded:
(Dollars in Thousands)
Real estate
Construction	$6,871	$7,023	$-	$6,535
Residential	4,692	5,133	-	4,783
Nonresidential	5,452	5,452	-	5,398
Total real estate loans	17,015	17,608	-	16,716
Commercial	840	841	-	846
Consumer and other	30	30	-	30
	17,885	18,479	-	17,592

With an allowance recorded:
Real estate
Construction	$9,855	$11,563	$432	$10,213
Residential	232	312	2	230
Nonresidential	428	428	54	430
Total real estate loans	10,515	12,303	488	10,873
Commercial	155	284	11	155
Consumer and other	-	-	-	-
	10,670	12,587	499	11,028

Total
Real estate
Construction	$16,726	$18,586	$432	$16,748
Residential	4,924	5,445	2	5,013
Nonresidential	5,880	5,880	54	5,828
Total real estate loans	27,530	29,911	488	27,589
Commercial	995	1,125	11	1,001
Consumer and other	30	30	-	30

Total	$28,555	$31,066	$499	$28,620

The following summarizes the Company’s impaired loans as of December 31, 2010.

		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment
With no related allowance recorded:
(Dollars in Thousands)
Real estate
Construction	$6,937	$8,115	$-	$7,823
Residential	613	962	-	1,139
Nonresidential	1,541	1,541	-	2,723
Total real estate loans	9,091	10,618	-	11,685
Commercial	80	145	-	152
Consumer and other	-	-	-	-
	9,171	10,763	-	11,837
With an allowance recorded:
Real estate
Construction	$8,621	$10,416	$507	$10,265
Residential	1,290	1,687	42	1,666
Nonresidential	-	-	-	-
Total real estate loans	9,911	12,103	549	11,931
Commercial	220	285	11	290
Consumer and other	-	-	-	-
	10,131	12,388	560	12,221

Total
Real estate
Construction	$15,558	$18,531	$507	$18,088
Residential	1,903	2,649	42	2,805
Nonresidential	1,541	1,541	-	2,723
Total real estate loans	19,002	22,721	549	23,616
Commercial	300	430	11	442
Consumer and other	-	-	-	-

Total	$19,302	$23,151	$560	$24,058

Interest income on impaired loans other than nonaccrual loans is recognized on an accrual basis.  Interest income on nonaccrual loans is recognized only as collected.  For the quarter ended March 31, 2011, interest income recognized on nonaccrual loans was $77,542.  If the nonaccrual loans had been accruing interest at their original contracted rates, related income would have been $284,480 for quarter ended March 31, 2011.

A summary of current, past due and nonaccrual loans as of March 31, 2011 was as follows:

	Past Due	Past Due Over 90 days
	30-89	and	Non-	Total		Total
(Dollars in Thousands)	Days	Accruing	Accruing	Past Due	Current	Loans
Real estate
Construction	$-	$1,569	$14,230	$15,799	$42,614	$58,413
Residential	1,226	-	2,854	4,080	85,494	89,574
Nonresidential	1,881	-	5,618	7,499	137,781	145,280
Total real estate loans	3,107	1,569	22,702	27,378	265,889	293,267
Commercial	469	-	751	1,220	38,399	39,619
Consumer and other	8	-	5	13	8,032	8,045

Totals	$3,584	$1,569	$23,458	$28,611	$312,320	$340,931

A summary of current, past due and nonaccrual loans as of December 31, 2010 was as follows:

	Past Due	Past Due Over 90 days
	30-89	and	Non-	Total		Total
(Dollars in Thousands)	Days	Accruing	Accruing	Past Due	Current	Loans
Real estate
Construction	$1,896	$1,546	$14,796	$18,238	$44,397	$62,635
Residential	1,102	-	3,310	4,412	87,783	92,195
Nonresidential	5,993	335	1,001	7,329	144,849	152,178
Total real estate loans	8,991	1,881	19,107	29,979	277,029	307,008
Commercial	776	29	753	1,558	39,299	40,857
Consumer and other	49	-	6	55	6,408	6,463

Totals	$9,816	$1,910	$19,866	$31,592	$322,736	$354,328

At March 31, 2011 and December 31, 2010 loans past due 90 days and still accruing interest totaled $1,569,099 and $1,910,413, respectively.

Restructured loans (loans which had been renegotiated at below-market interest rates or for which other concessions were granted, but are accruing interest) were $2,616,974 and $2,183,635 at March 31, 2011 and December 31, 2010, respectively.  At March 31, 2011, all restructured loans were performing as agreed.

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

Special Mention - Loans classified as special mention have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution’s credit position at some future date.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.

As of March 31, 2011, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

					Total
		Real Estate Loans			Real
				Non -	Estate		Consumer
	Total	Construction	Residential	Residential	Loans	Commercial	and Other
(Dollars in Thousands)
Pass	$259,703	$28,821	$75,621	$112,701	$217,143	$34,762	$7,798
Special mention	40,229	11,534	7,003	18,891	37,428	2,623	178
Substandard	40,999	18,058	6,950	13,688	38,696	2,234	69
Doubtful	-	-	-	-	-	-	-

Totals	$340,931	$58,413	$89,574	$145,280	$293,267	$39,619	$8,045

As of December 31, 2010, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

					Total
		Real Estate Loans			Real
				Non -	Estate		Consumer
	Total	Construction	Residential	Residential	Loans	Commercial	and Other
(Dollars in Thousands)
Pass	$270,154	$31,067	$76,299	$120,429	$227,795	$36,233	$6,126
Special mention	43,386	12,743	7,481	20,822	41,046	2,149	191
Substandard	40,788	18,825	8,415	10,927	38,167	2,475	146
Doubtful	-	-	-	-	-	-	-

Totals	$354,328	$62,635	$92,195	$152,178	$307,008	$40,857	$6,463

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

The following table summarizes the Company’s off-balance sheet financial instruments whose contract amounts represent credit risk:

	March 31,	December 31,
	2011	2010
Commitments to extend credit	$32,707,260	$32,932,922
Standby letters of credit	2,206,379	2,102,497

Note 7 – Other Real Estate Owned

Transactions in other real estate owned for the three months and year ended March 31, 2011 and December 31, 2010 are summarized below:

	March 31,	December 31,
	2011	2010
Beginning balance	$14,669,051	$8,954,214
Additions	4,357,723	12,010,459
Improvements made to properties	29,350	180,475
Sales	(1,204,044)	(6,273,435)
Write downs	-	(202,662)

Ending balance	$17,852,080	$14,669,051

The Company recognized a net loss of $43,444 and a net gain of $242,122 on the sale of other real estate owned for the three months ended March 31, 2011 and 2010, respectively.

Other real estate owned expense for the three months ended March 31, 2011 and 2010 was $476,224 and $290,726, respectively, which includes gains and losses on sales.

Note 8 – Shareholders’ Equity

Common Stock – The following is a summary of the changes in common shares outstanding for the three months ended March 31, 2011 and 2010.

	Three Months Ended
	March 31,
	2011	2010
Common shares outstanding at beginning of the period	4,115,903	3,582,691
Issuance of common stock	334	-
Issuance of non-vested restricted shares	-	120,684
Forfeiture of restricted shares	(17,981)	-
Common shares outstanding at end of the period	4,098,256	3,703,375

Note 9 – Net Income (Loss) Per Share

Net income (loss) available to common shareholders represents net income (loss) adjusted for preferred dividends including dividends declared, accretions of discounts and amortization of premiums on preferred stock issuances and cumulative dividends related to the current dividend period that have not been declared as of period end.

The following is a summary of the net income (loss) per common share calculations for the three months ended March 31, 2011 and 2010.

	March 31,
	2011	2010
Net income (loss) available to common shareholders
Net income	$114,670	$530,134
Preferred stock dividends	249,248	204,574
Deemed dividends on preferred stock resulting from net accretion of discount and amortization of premium	43,900	43,900

Net income (loss) available to common shareholders	$(178,478)	$281,660
Basic net income (loss) per common share:
Net income (loss) available to common shareholders	$(178,478)	$281,660
Average common shares outstanding – basic	4,110,477	3,584,032

Basic net income (loss) per common share	$(0.04)	$0.08

Diluted net income (loss) per common share:
Net income (loss) available to common shareholders	$(178,478)	$281,660

Average common shares outstanding – basic	4,110,477	3,584,032

Dilutive potential common shares	-	-

Average common shares outstanding - diluted	4,110,477	3,584,032

Diluted income (loss) per common share	$(0.04)	$0.08

Due to the net loss, common shares equivalents were not included in loss per share calculations as their effect would be anti-dilutive.

Note 10 - Equity Incentive Plan

On January 19, 2006, the Company adopted the 2006 Equity Incentive Plan, which provides for the granting of dividend equivalent rights options, performance unit awards, phantom shares, stock appreciation rights and stock awards, each of which shall be subject to such conditions based upon continued employment, passage of time or satisfaction of performance criteria or other criteria as permitted by the plan. The plan, as amended on September 17, 2010, allows the Company, subject to approval by the Board of Directors, up to 950,000 shares of stock, to officers, employees, and directors, consultants and service providers of the Company or its affiliates.  Awards may be granted for a term of up to ten years from the effective date of grant. Under this Plan, our Board of Directors has sole discretion as to the exercise date of any awards granted.  The per-share exercise price of incentive stock awards may not be less than the market value of a share of common stock on the date the award is granted.  Any awards that expire unexercised or are canceled become available for re-issuance.

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

Restricted shares may be subject to one or more objective employment, performance or other forfeiture conditions as established by the Plan Committee at the time of grant.  The restricted shares will not vest unless the Company’s retained earnings at the end of the fiscal quarter preceding the third anniversary of the restricted share award date are greater than the award value of the restricted shares.  Any shares of restricted stock that are forfeited will again become available for issuance under the Plan.  An employee or director has the right to vote the shares of restricted stock after grant until they are forfeited or vested.  Compensation cost for restricted stock is equal to the market value of the shares at the date of the award and is amortized to compensation expense over the vesting period.  Dividends, if any, will be paid on awarded but unvested stock.

During the three months ended March 31, 2011 and 2010 the Company issued 0 and 120,684 shares, respectively, of restricted stock pursuant to the 2006 Equity Incentive Plan.  The shares issued in 2010 cliff vest in three years and are fully vested in 2013, subject to meeting the performance criteria of the Plan.  The weighted-average fair value of restricted stock issued during the three months ended March 31, 2010 was $3.50 per share.  Compensation cost associated with the issuance for 2010 was $422,394 to be amortized over 3 years.  During the first quarter of 2011, 17,981 shares were forfeited having a weighted average price of $3.59.   No shares were forfeited during the first quarter of 2010.  Deferred compensation expense of $58,369 and $30,473, relating to restricted stock, was amortized to income during three months ended March 31, 2011 and 2010, respectively.

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

The SARs compensation expense for the quarters ended March 31, 2011 and 2010 was $15,853 and $18,356, respectively.

A summary of the status of the Company’s SARs as of March 31, 2011 and 2010 and changes during the period then ended is presented below.

	2011		2010
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	88,499	$14.95	$89,293	14.95
Forfeited	-		(794)	15.00
Outstanding at end of period	88,499	$14.95	$88,499	14.95

Note 11 – Fair Value Measurements

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

The carrying values and estimated fair values of the Company’s financial instruments were as follows:

	March 31,		December 31,
	2011		2010
	Carrying	Estimated Fair	Carrying	Estimated Fair
	Amount	Value	Amount	Value
Financial Assets:
Cash and due from banks	$1,648,976	$1,648,976	$1,806,512	$1,806,512
Interest-bearing deposits with other banks	35,436,975	35,436,975	23,863,781	23,863,781
Time deposits in other banks	100,000	100,000	100,000	100,000
Securities available-for-sale	83,738,531	83,738,531	84,472,553	84,472,553
Nonmarketable equity securities	4,357,300	4,357,300	4,357,300	4,357,300
Loans, including loans held for sale	341,904,328	345,417,000	355,513,545	356,465,000
Accrued interest receivable	2,093,616	2,093,616	2,417,134	2,417,134

Financial Liabilities:
Demand deposit, interest-bearing
transaction, and savings accounts	$202,735,885	$202,735,885	$191,818,861	$191,818,861
Certificates of deposit	245,597,516	252,153,000	263,431,604	266,448,000
Securities sold under agreements to repurchase	396,883	396,883	476,522	476,522
Advances from Federal Home Loan Bank	20,000,000	20,075,385	13,000,000	13,049,000
Junior subordinated debentures	10,310,000	10,310,000	10,310,000	10,310,000
Accrued interest payable	471,128	471,128	547,222	547,222

	Notional	Notional
	Amount	Amount
Off-Balance Sheet Financial Instruments:
Commitments to extend credit	$32,707,260	$32,932,922
Standby letters of credit	2,206,379	2,102,497

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

The Company utilizes fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. Securities available-for-sale are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets on a nonrecurring basis, such as loans held for sale, loans held for investment and certain other assets. These nonrecurring fair value adjustments typically involve application of lower of cost or market accounting or write-downs of individual assets.

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

Loans - The Company does not record loans at fair value on a recurring basis, however, from time to time, a loan is considered impaired and an allowance for loan loss is established.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan are considered impaired. Once a loan is identified as individually impaired, management measures impairment. The fair value of impaired loans is estimated using one of several methods, including the collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring a specific allowance represent loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At March 31, 2011 and December 31, 2010, substantially all of the impaired loans were evaluated based upon the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the loan as nonrecurring Level 3.

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

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis by level within the hierarchy.

March 31, 2011	Total	Level 1	Level 2	Level 3
Available for-sale-securities:
U.S. Government agencies	$2,966	$-	$2,966	$-
Mortgage-backed securities	35,470,823	-	35,470,823	-
Municipals	48,234,917	-	48,234,917	-
Other	29,825	-	29,825	-
	83,738,531	-	83,738,531	-
Mortgage loans held for sale (1)	973,477	-	973,477	-
	$84,712,008	$-	$84,712,008	$-

December 31, 2010	Total	Level 1	Level 2	Level 3
Available for-sale-securities:
U.S. Government agencies	$5,178	$-	$5,178	$-
Mortgage-backed securities	35,769,713	-	35,769,713	-
Municipals	48,657,162	-	48,657,162	-
Other	40,500	-	40,500	-
	84,472,553	-	84,472,553	-
Mortgage loans held for sale (1)	1,185,576	-	1,185,576	-
	$85,658,129	$-	$85,658,129	$-

(1) Carried at the lower of cost or market.

There were no liabilities measured at fair value on a recurring basis at March 31, 2011 and December 31, 2010.

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  The following table presents the assets and liabilities measured at fair value on a nonrecurring basis as of March 31, 2011 and December 31, 2010, aggregated by level in the fair value hierarchy within which those measurements fall.

March 31, 2011	Total	Level 1	Level 2	Level 3
Impaired loans receivable	$28,055,749	$-	$28,055,749	$-
Other real estate owned	17,852,080	-	17,852,080	-
Total assets at fair value	$45,907,829	$-	$45,907,829	$-

December 31, 2010
Impaired loans receivable	$18,742,006	$-	$18,742,006	$-
Other real estate owned	14,669,051	-	14,669,051	-
Total assets at fair value	$33,411,057	$-	$33,411,057	$-

There were no liabilities measured at fair value on a nonrecurring basis at March 31, 2011 and December 31, 2010.

Impaired loans which are measured for impairment using the fair value of collateral for collateral dependent loans, had a carrying value of $28,554,893 at March 31, 2011 with a valuation allowance of $499,144.  Impaired loans had a carrying value of $19,301,570 at December 31, 2010 with a valuation allowance of $559,564.

Other real estate owned, which is measured at the lower of carrying amount or fair value less costs to sell, had a net carrying value of $17,852,080 and $14,669,051 at March 31, 2011 and December 31, 2010, respectively.  Write downs of other real estate owned for the three months ended March 31, 2011 and for the year ended December 31, 2010 were $0 and $202,662, respectively.

The Company has no assets or liabilities whose fair values are measured using level 3 inputs.

Note 12 - Subsequent Events

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

Cautionary Note Regarding Forward-Looking Statements

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

•
the Company’s lack of participation in a “stress test” under the Federal Reserve’s Supervisory Capital Assessment Program; the diagnostic and stress testing we conducted differs from that administered under the Supervisory Capital Assessment Program, and the results of our test may be inaccurate; and

•
the impact of the EESA and the ARRA and related rules and regulations on the business operations and competitiveness of the Company and other participating American financial institutions, including the impact of the executive compensation limits of these acts, which may impact the ability of the Company to retain and recruit executives and other personnel necessary for their businesses and competitiveness.

Forward-looking statements speak only as of the date on which they are made.  We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made to reflect the occurrence of unanticipated events.

Overview

The following discussion describes our results of operation for the quarter ended March 31, 2011 as compared to the quarter ended March 31, 2010 and also analyzes our financial condition as of March 31, 2011 as compared to December 31, 2010.

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

Critical Accounting Policies

We have adopted various accounting policies, which govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements.  Our significant accounting policies are described in the notes to the consolidated financial statements at December 31, 2010 as filed on our annual report on Form 10-K.  Certain accounting policies involve significant judgments and assumptions by us, which have a material impact on the carrying value of certain assets and liabilities.  We consider these accounting policies to be critical accounting policies.  The judgments and assumptions we use are based on the historical experience and other factors, which we believe to be reasonable under the circumstances.  Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates which could have a major impact on our carrying values of assets and liabilities and our results of operations.

We believe the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in preparation of our consolidated financial statements.  Refer to the portion of this discussion that addresses our allowance for loan losses for description of our processes and methodology for determining our allowance for loan losses.

Regulatory Matters

Following an examination of the Bank by the Federal Deposit Insurance Corporation (the “FDIC”) during the first quarter of 2010, the Bank’s Board of Directors agreed to enter into a Memorandum of Understanding (the “Bank MOU”) with the FDIC and South Carolina Commissioner of Banks (“SC State Board”), that became effective August 19, 2010.  Among other things, the Bank MOU provides for the Bank to (i) review and formulate objectives relative to liquidity and growth, including a reduction in reliance on volatile liabilities, (ii) formulate plans for the reduction and improvement in adversely classified assets, (iii) maintain a Tier 1 leverage capital ratio of 8% and continue to be “well capitalized” for regulatory purposes, (iv) continue to maintain an adequate allowance for loan and lease losses, (v) not pay any dividend to the Bank’s parent holding company without the approval of the regulators, (vi) review officer performance and consider additional staffing needs, and (vii) provide progress reports and submit various other information to the regulators.

In addition, on the basis of the same examination by the FDIC and the SC State Board, the Federal Reserve Bank of Richmond (the “Federal Reserve Bank”) requested that the Company enter into a separate Memorandum of Understanding, which the Company entered into in December 2010 (the “Company MOU”).  While this agreement provides for many of the same measures suggested by the Memorandum already in place for the Bank, the Company MOU requires that the Company seek pre-approval from the Federal Reserve Bank prior to the declaration or payment of dividends or other interest payments relating to its securities.  As a result, until the Company is no longer subject to the Company MOU, it will be required to seek regulatory approval prior to paying scheduled dividends on its preferred stock and trust preferred securities, including the Series A Preferred Stock and Series B Preferred Stock issued to the Treasury as part of our participation in the TARP CPP, as well as the Series C Preferred Stock issued as part of a private offering earlier this year.  This provision will also apply to the Company’s common stock, although, to date, the Company has not elected to pay a cash dividend on its shares of common stock.  The Federal Reserve Bank approved the scheduled payment of dividends on the Company’s preferred stock and interest payments on the Company’s trust preferred securities for the first and second quarter of 2011.  However, no assurance can be given as to the ability of the Company to obtain approval from the Federal Reserve Bank to declare and pay such dividends and interest in future quarters while the Company MOU remains in effect.

In response to these Regulatory Matters, the Bank and the Company have taken various actions over the past year designed to improve our lending procedures, nonperforming assets, liquidity and capital position and other conditions related to our operations, which are more fully described in turn as part of this discussion.  We believe that the successful completion of these initiatives will result in full compliance with our regulatory obligations with the FDIC, the SC State Board and the Federal Reserve and position us well for stability and growth over the long term.

Effect of Economic Trends

Economic conditions, competition and federal monetary and fiscal policies also affect financial institutions. Lending activities are also influenced by regional and local economic factors, such as housing supply and demand, competition among lenders, customer preferences and levels of personal income and savings in our primary market area.

Results of Operations

Our net income (loss) available to common shareholder for the first quarter of 2011 was $460,138 less than our net income (loss) available to common shareholders for the first quarter of 2010.  We incurred a net loss available to common shareholders of $178,478 for the quarter ended March 31, 2011 compared to net income available to common shareholders of $281,660 for the quarter ended March 31, 2010.  This resulted in basic and diluted loss per share of $0.04 for 2011, compared to basic and diluted income per share of $0.08 for 2010.  The primary reason for the decline in our net income (loss) available to common shareholders is attributable to the increase of $426,439 in other noninterest expense, which resulted from an increase in costs related to our increased holdings of other real estate owned and an increase in insurance premiums relating to our deposit insurance assessment.  See “Noninterest Expense” below for a more detailed discussion.

Income Statement Review

Net Interest Income

The largest component of our net income is net interest income, which is the difference between the income earned on assets and interest paid on deposits and on the borrowings used to support such assets.  Net interest income is determined by the yields earned on our interest-earning assets and the rates paid on interest-bearing liabilities, the relative amounts of interest-earning assets and interest-bearing liabilities, and the degree of mismatch and the maturity and repricing characteristics of its interest-earning assets and interest-bearing liabilities.  Total interest-earning assets yield less total interest-bearing liabilities rate represents our net interest rate spread.

Net interest income decreased $163,776, or 3.86%, to $4,079,305 for the quarter ended March 31, 2011, from $4,243,081 for the comparable period of 2010.  Comparing the first quarter of 2011 with the first quarter of 2010 our average interest earning assets declined more than our interest-bearing liabilities, which is the main reason for the decline in our net interest income.  See “Rate/Volume Analysis” below for a more detailed discussion.

For the first quarter of 2011, average-earning assets totaled $463,245,072 with an annualized average yield of 5.19% compared to $565,972,425, and 5.38%, respectively, for the first quarter of 2010.  Average interest-bearing liabilities totaled $430,491,297 with an annualized average cost of 1.75% for first quarter of 2011 compared to $527,745,383 and 2.51%, respectively, for the first quarter of 2010.

Our net interest margin and net interest spread were 3.57% and 3.44%, respectively, for the first quarter of 2011 compared to 3.04% and 2.87%, respectively, for the first quarter of 2010.

Because loans often provide a higher yield than other types of earning assets, one of our goals is to maintain our loan portfolio as the largest component of total earning assets.  Loans comprised 75.03% and 71.24% of average earning assets at March 31, 2011 and 2010, respectively.  Loan interest income for the three months ended March 31, 2011 and 2010 was $5,070,274 and $6,213,086, respectively.  The annualized average yield on loans was 5.92% and 6.25% for the first quarter of 2011 and 2010, respectively.  Average balances of loans decreased to $347,550,126 during the first quarter of 2011, a decrease of $55,683,610 from the average of $403,233,736 during first quarter of 2010.  Our loan income for the first quarter of 2011 continued to be negatively impacted by the depressed local real estate market and the high volume of our nonperforming loans.

Available-for-sale investment securities averaged $82,795,452, or 17.87% of average earning assets, for the first quarter of 2011 compared to $121,661,899, or 21.50% of average earning assets for the first quarter of 2010.  Interest earned on investment securities amounted to $839,617 for the quarter ended March 31, 2011, compared to $1,262,892 for the same period last year.  With the relatively low yield available on our securities portfolio, we chose to instead reduce our securities position proportionally with a reduction in higher cost deposits as part of our effort to reduce interest expense.  The annualized average yield on available-for-sale investment securities was 4.11% and 4.21% for the first quarter of 2011 and 2010, respectively.

Our average interest-bearing deposits were $401,283,399 and $488,882,534 for the first quarter of 2011 and 2010, respectively. This represented a decrease of $87,599,135, or 17.92%.  Total interest paid on deposits for first quarter of 2011 and 2010 was $1,776,064 and $2,872,971, respectively.  The annualized average cost of deposits was 1.79% and 2.38% for the three months ended March 31, 2011 and 2010, respectively.  As our loan demand declined, we concurrently lowered our rates paid for deposits, especially for time deposits, which is the primary reason why our average time deposits declined by $94,142,691, or 27.18%, from March 31, 2011 to March 31, 2010.

The average balance of other interest-bearing liabilities was $29,207,898 and $38,862,849 for the first quarter of 2011 and 2010, respectively.  This represented a decrease of $9,654,951, or 24.84%.  The decrease is partially attributable to the decrease of $9,258,978, in our average borrowings from the Federal Home Loan Bank.  With the weakness in loan demand we experienced during the past year, we became less reliant on borrowings from the Federal Home Loan Bank to meet our funding needs.

The following table sets forth, for the period indicated, certain information related to our average balance sheet and our average yields on assets and average costs of liabilities.  Such yields are derived by dividing income or expense by the average balance of the corresponding assets or liabilities.  Average balances have been derived from the daily balances throughout the periods indicated.

	Average Balances, Income and Expenses, and Rates
Three Months Ended March 31,	2011			2010			2009
(Dollars in	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield /
thousands)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Earning assets:
Loans (1)	$347,550	$5,070	5.92%	$403,234	$6,213	6.25%	$487,879	$6,968	5.79%
Securities, taxable	34,822	305	3.55	61,135	610	4.05	46,575	531	4.63
Securities, nontaxable	47,973	534	4.51	60,526	653	4.38	29,067	313	4.37
Other earning assets	32,899	24	0.30	41,077	29	0.29	7,532	11	0.57
Total earning assets	463,244	5,933	5.19	565,972	7,505	5.38	571,053	7,823	5.56
Non earning assets	63,167			54,180			54,765
Total assets	$526,411			$620,152			$625,818

Liabilities and Shareholders’ Equity
Interest-bearing deposits:
Transaction accounts	$38,350	$52	0.55%	$41,354	$44	0.43%	$34,086	$50	0.59%
Savings and money market accounts	110,685	213	0.78	101,138	337	1.35	99,194	370	1.51
Time deposits	252,248	1,512	2.43	346,391	2,493	2.92	299,383	2,465	3.25
Total interest-bearing deposits	401,283	1,777	1.80	488,883	2,874	2.38	432,663	2,885	2.64

	Average Balances, Income and Expenses, and Rates
Three Months Ended March 31,	2011			2010			2009
(Dollars in	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield /
thousands)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Other interest-bearing liabilities:
Federal Home Loan Bank borrowing	18,522	68	1.49%	27,780	235	3.43	82,045	667	3.29
Junior subordinated debentures	10,310	11	0.11	10,310	153	6.02	10,310	152	5.99
Other	376	-		772	-	-	11,815	36	2.35
Total other interest-bearing liabilities	29,208	79	1.10	38,862	388	4.05	104,170	855	3.33

Total interest-bearing liabilities	430,491	1,856	1.75	527,745	3,262	2.51	536,833	3,739	2.82
Noninterest-bearing deposits	45,109			43,367			47,575
Other liabilities	2,473			3,412			1,507
Shareholders’ equity	48,338			45,628			39,903

Total liabilities and equity	$526,411			$620,152			$625,818

Net interest income/interest spread		$4,077	3.44%		$4,243	2.87%		$4,084	2.74%
Net yield on earning assets			3.57%			3.04%			2.90%

(1)	Includes mortgage loans held for sale and nonaccruing loans

Net interest income can be analyzed in terms of the impact of changing interest rates and changing volume.  The following tables set forth the effect which the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the periods presented.

Three Months Ended March 31,	2011 Compared to 2010			2010 Compared to 2009
	Due to increase (decrease) in			Due to increase (decrease) in
(Dollars in thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Loans	$(827)	$(316)	$(1,143)	$(1,277)	$522	$(755)
Securities, taxable	(237)	(68)	(305)	151	(72)	79
Securities, tax exempt	(141)	22	(119)	339	-	339
Other earning assets	(5)	1	(4)	26	(7)	19
Total interest income	(1,210)	(361)	(1,571)	(761)	443	(318)

Interest expense:
Interest-bearing deposits
Interest-bearing transaction accounts	(3)	11	8	9	(15)	(6)
Savings and money market accounts	29	(153)	(124)	7	(40)	(33)
Time deposits	(606)	(374)	(980)	359	(332)	27
Total interest-bearing deposits	(580)	(516)	(1,096)	375	(387)	(12)

Other interest-bearing liabilities
Federal Home Loan Bank borrowings	(63)	(106)	(169)	(460)	29	(431)
Junior subordinated debentures	-	(142)	(142)	-	-	-
Other	-	-	-	(19)	(15)	(34)
Total other interest-bearing liabilities	(63)	(248)	(311)	(479)	14	(465)

Total interest expense	(643)	(764)	(1,407)	(104)	(373)	(477)

Net interest income	$(567)	$403	$(164)	$(657)	$816	$159

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

More specifically, in determining our allowance for loan losses, we regularly review loans for specific and impaired reserves based on the appropriate impairment assessment methodology. Pooled reserves are determined using historical loss trends measured over a four quarter average applied to risk rated loans grouped by Federal Financial Examination Council (“FFIEC”) call code and segmented by impairment status. The pooled reserves are calculated by applying the appropriate historical loss ratio to the loan categories. Impaired loans greater than a minimum threshold established by management are excluded from this analysis. The sum of all such amounts determines our pooled reserves.  Management undertook a thorough statistical review of our recognized loss history during the 2010 calendar year.  This analysis revealed that over 80% of our losses were concentrated in the coastal markets.  Management has strategically decided to reduce the Bank’s portfolio exposure to the coastal markets due to this and other factors.  Accordingly, we modified our loss history calculation to segment our losses by geography.  We now calculate a loss factor for each geographic region, then weight the overall loss factor by the geographic weight remaining in the overall portfolio.  Over time we expect this to have a material impact on our required allowance level as we continue to reduce our exposure to problematic markets.  We have also shortened the period over which we review historical losses from eight quarters to four in response to industry trends and conditions; the shorter loss history window is more in line with our peer group.

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

Periodically, we adjust the amount of the allowance based on changing circumstances. We recognize loan losses to the allowance and add subsequent recoveries back to the allowance for loan losses. In addition, on a quarterly basis, we informally compare our allowance for loan losses to various peer institutions; however, we recognize that allowances will vary as financial institutions are unique in the make-up of their loan portfolios and customers, which necessarily creates different risk profiles for the institutions. We would only consider further adjustments to our allowance for loan losses based on this peer review if our allowance was significantly different from our peer group. To date, we have not made any such adjustment. There can be no assurance that charge-offs of loans in future periods will not exceed the allowance for loan losses as estimated at any point in time or that provisions for loan losses will not be significant to a particular accounting period, especially considering the overall weakness in the economic environment in our market areas.

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

As of March 31, 2011 and 2010, the allowance for loan losses was $5,697,858 and $6,725,174, respectively, a decrease of $1,027,316, or 15.28%, from the 2010 allowance.  However, as a percentage of total loans, the allowance for loan losses was 1.67% and 1.71% at March 31, 2011 and 2010, respectively.  The decrease in the allowance for loan losses was driven primarily by the significant reduction in the size of our loan portfolio, particularly the segment of the portfolio located in coastal South Carolina.  At March 31, 2011 compared to March 31, 2010, our loan portfolio was $51,261,885 or 13.07% lower.  For 2011 compared to 2010 the average volume of our loans was $55,683,610 or 13.81% lower.   See “Nonperforming Assets” below for additional information regarding our asset quality and loan portfolio.

For the first quarter of 2011 and 2010, the provision for loan losses was $241,114 and $186,089, respectively

We believe the allowance for loan losses at March 31, 2011, is adequate to meet potential loan losses inherent in the loan portfolio, and, as described earlier, to maintain the flexibility to adjust the allowance should our local economy and loan portfolio either improve or decline in the future.

Noninterest Income

The following is a summary of noninterest income for the three months ended March 31, 2011 and 2010.

	Three Months Ended
	March 31,
	2011	2010
Service fees on deposit accounts	$445,562	$468,220
Gain on sale of mortgage loans	123,045	210,043
Other income	438,086	364,022
Total noninterest income	$1,006,693	$1,042,285

Noninterest income decreased $35,592, or 3.41%, to $1,006,693 for the first quarter of 2011 from $1,042,285 for the first quarter of 2010.  Due to the weak demand for mortgage loans and the bottoming out of residential mortgages being refinanced because of low interest rates our gain on the sale of mortgage loans was $86,998, or 41.42%, lower for the three months ended March 31, 2011 compared to the comparable 2010 period.

Noninterest Expense

For the quarter ended March 31, 2011, noninterest expense totaled $5,023,900, which is $388,525, or 8.38%, higher than our noninterest expense for the quarter ended March 31, 2010.

The primary reason for the increase in our noninterest expense is attributable to the increase in the following expense items:

1.
Other real estate owned expense increased $185,498 as a result of the significant increase in the volume in other real estate owned.  At March 31, 2011, our other real estate owned totaled $17,852,080 compared to $7,249,401 at March 31, 2010.

2.
Professional fees and service expense was $44,274 higher as a result of the increase in professional fees relating to certain legal expenses related to foreclosures and troubled loans, as well as mortgage-related litigation insurance claims.

3.
Supervisory fees and assessment expense increased by $60,336 due to an increase in our FDIC assessment rates largely relating to efforts by the FDIC to replenish the Deposit Insurance Fund (DIF) in light of the difficult current banking environment.

Our income tax provision for the quarters ended March 31, 2011 and 2010 consists of a tax benefit of $293,686 and $66,232, respectively.  The increase in the tax benefit is attributable to the relationship of our non-taxable income generated from investments in bank-owned life insurance and tax-exempt municipal bonds to our net income (loss) before income taxes.

Balance Sheet Review

General

At March 31, 2011, we had total assets of $530.2 million, consisting principally of $340.9 million in loans, $88.1 million in investments, and $37.1 million in cash and due from banks.  Our liabilities at March 31, 2011, totaled $481.6 million, which consisted principally of $448.3 million in deposits, $20.0 million in FHLB advances, and $10.7 million in other borrowings.  At March 31, 2011, our shareholders’ equity was $48.7 million.

At December 31, 2010, we had total assets of $530.1 million, consisting principally of $354.3 million in loans, $88.8 million in investments, and $25.7 million in cash and due from banks.  Our liabilities at December 31, 2010 totaled $481.5 million, consisting principally of $455.3 million in deposits, $13.0 million in FHLB advances, and $10.8 million in other borrowings.  At December 31, 2010, our shareholders’ equity was $48.6 million.

Investment Securities

The investment securities portfolio, which is also a component of our total earning assets, consists of securities available-for-sale and nonmarketable equity securities.

At March 31, 2011 our investment in available-for sale securities was $83,738,531, this is $734,022, or 0.87%, lower than our investment of $84,472,553 in available-for-sale securities at December 31, 2010.

The amortized costs and the fair value of our securities available-for-sale at March 31, 2011 and December 31, 2010 are shown in the following table.

	March 31, 2011		December 31,2010
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Government sponsored enterprises	$2,911	$2,966	$5,031	$5,178
Mortgage-backed securities	35,366,442	35,470,823	35,361,686	35,769,713
Municipal securities	48,828,388	48,234,917	49,804,336	48,657,162
Other	200,000	29,825	200,000	40,500
	$84,397,741	$83,738,531	$85,371,053	$84,472,553

At March 31, 2011, securities classified as available-for-sale are recorded at fair market value.  Approximately 38.54% of the unrealized losses, or five individual securities, consisted of securities in a continuous loss position for twelve months or more.  We do not intend to sell these securities in the near future and it is more likely than not that we will not be required to sell these securities before recovery of their amortized cost. We believe, based on industry analyst reports and credit ratings, that the deterioration in value is attributable to changes in market interest rates and is not in the credit quality of the issuer and therefore, these losses are not considered other-than-temporary.

Securities Available-for-sale Maturity Distribution and Yields

Contractual maturities and yields on our available for sale securities at March 31, 2011 are shown in the following table.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	After One But		After Five But
March 31, 2011	Within Five Years		Within Ten Years		After Ten Years		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. government agencies and corporations	$3	6.34%	$-	-%	$-	-%	$3	6.34%
Municipals	6,583	4.04	17,233	4.32	24,419	4.44	48,235	4.34
Total securities (1)	$6,586	4.04%	$17,233	4.32%	$24,419	4.44%	$48,238	4.34%

(1)	Excludes mortgage-backed securities totaling $35,470,823 with a yield of 4.00 % and other securities totaling $29,825.

During the first quarter of 2011, we sold approximately $10,500,000 of available-for-sale securities and replaced them with higher investor-rated securities.

At March 31, 2011 and December 31, 2010, nonmarketable equity securities totaled $4,357,300 consisting of Federal Home Loan Bank and Community Bankers Bank stock, which are recorded at their original cost of $4,299,200 and $58,100, respectively.

Loans

Loans, including loans held for sale, are the largest category of earning assets and typically provide higher yields than the other types of earning assets.  Associated with the higher loan yields are the inherent credit and liquidity risks which, we attempt to control and counterbalance.  Loans averaged $347,550,126 during the first quarter of 2011 compared to $403,233,736 during the first quarter of 2010, a decrease of $55,683,610, or 13.81%.  At March 31, 2011, total loans were $341,904,328 compared to $355,513,545 at December 31, 2010, a decrease of $13,609,217, or 3.83%.  Excluding loans held for sale, loans were $340,930,851 at March 31, 2011, compared to $354,327,969 at December 31, 2010, which equated to a decrease of $13,397,118, or 3.78%. This decrease is the result of the economic downturn in our markets that caused the volume of new loan customers to decrease.

The following table summarizes the composition of our loan portfolio March 31, 2011 and December 31, 2010.

	March 31,	% of	December 31,	% of
	2011	Total	2010	Total
Mortgage loans on real estate
Construction	$58,413,807	17.14%	$62,635,354	17.68%
Residential 1-4 family	49,702,946	14.58	50,085,085	14.13
Multifamily	8,572,050	2.51	9,337,285	2.64
Second mortgages	4,662,649	1.37	4,782,583	1.35
Equity lines of credit	26,635,843	7.81	27,989,649	7.90
Commercial	145,279,680	42.61	152,178,318	42.95
Total mortgage loans	293,266,975	86.02	307,008,274	86.65
Commercial and industrial	39,619,169	11.62	40,856,292	11.53
Consumer	6,806,996	2.00	6,057,089	1.71
Other, net	1,237,711	0.36	406,314	0.11
Total loans	$340,930,851	100.00%	$354,327,969	100.00%

In the context of this discussion, a “real estate mortgage loan” is defined as any loan, other than a loan for construction purposes, secured by real estate, regardless of the purpose of the loan.  It is common practice for financial institutions in our market area to obtain a mortgage on the Borrower’s real estate when possible, in addition to any other available collateral.  This collateral is taken to reinforce the likelihood of the ultimate repayment of the loan and tends to increase management’s willingness to make real estate loans and, to that extent, also tends to increase the magnitude of the real estate loan portfolio component.

The largest component of our loan portfolio is real estate mortgage loans.  At March 31, 2011, real estate mortgage loans totaled $234,853,168 and represented 68.89% of the total loan portfolio, compared to $244,372,921, or 68.97%, at December 31, 2010.

Residential mortgage loans totaled $89,573,488 at March 31, 2011, and represented 26.27% of the total loan portfolio, compared to $92,194,602 and 26.02%, respectively, at December 31, 2010.  Residential real estate loans consist of first and second mortgages on single or multi-family residential dwellings.  Nonresidential mortgage loans, which include commercial loans and other loans secured by multi-family properties and farmland, totaled $145,279,680 at March 31, 2011, compared to $152,178,318 at December 31, 2010.  This represents a decrease of $6,898,638, or 4.53%, from the December 31, 2010 balance.  Real estate construction loans were $58,413,807 and $62,635,354 at March 31, 2011 and December 31, 2010, respectively, and represented 17.14% and 17.68% of the total loan portfolio, respectively.  Currently, the demand for all types of real estate mortgage loans in our market area is very weak, largely because of the general economic downturn that has affected many businesses and individuals in our market area.

Commercial and industrial loans decreased $1,237,123, or 3.03%, to $39,619,169 at March 31, 2011, from $40,856,292 at December 31, 2010.  The decrease is mainly due to the economic downturn in our markets that caused the demand for these types of loans to decrease.  At March 31, 2011 and December 31, 2010, commercial and industrial loans represented 11.62% and 11.53%, respectively, of the total loan portfolio.

Our loan portfolio is also comprised of consumer and other loans that totaled $8,044,707 and $6,463,403 at March 31, 2011 and December 31, 2010, respectively.  At March 31, 2011 and December 31, 2010, these loans represented 2.36% and 1.82%, respectively, of the total loan portfolio.

Our loan portfolio reflects the diversity of our markets.  The economies of our markets contain elements of medium and light manufacturing, higher education, regional health care, and distribution facilities. We expect the local economy to remain stable; however due to the current economic challenges facing our markets, we do not expect any material growth in our loan portfolio in the near future.  We do not engage in foreign lending.

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

The following table summarizes the loan maturity distribution by type and related interest rate characteristics at March 31, 2011.

Loan Maturity Schedule and Sensitivity to Changes in Interest Rates

March 31, 2011		Over
(Dollars in thousands)		One Year
	One Year or	Through	Over Five
	Less	Five Years	Years	Total
Commercial and industrial	$115	$33,512	$5,992	$39,619
Real estate	5,334	214,708	73,225	293,267
Consumer and other	435	4,313	3,297	8,045
	$5,884	$252,533	$82,514	$340,931
Loans maturing after one year with:
Fixed interest rates				$171,340
Floating interest rates				163,707
				$335,047

Activity in the Allowance for Loan Losses

The following table summarizes the activity related to our allowance for loan losses for the three months ended March 31, 2011 and 2010.

	March 31,
(Dollars in thousands)	2011	2010
Balance, January 1	$6,271	$9,801
Loans charged off:
Real estate – construction	261	2,351
Real estate – mortgage	555	1,345
Commercial and industrial	305	108
Consumer and other	9	24
Total loan losses	1,130	3,828
Recoveries of previous loan losses:
Real estate – construction	216	40
Real estate – mortgage	97	76
Commercial and industrial	3	359
Consumer and other	-	91
Total recoveries	316	566
Net charge-offs	814	3,262
Provision for loan losses	241	186
Balance, March 31	$5,698	$6,725
Total loans outstanding, end of period	$340,931	$392,193
Allowance for loan losses to loans outstanding	1.67%	1.71%

Risk Elements in the Loan Portfolio

The following table shows the nonperforming assets, percentages of net charge-offs, and the related percentage of allowance for loan losses for the three months ended March 31, 2011 and 2010.

(Dollars in thousands)	2011	2010
Loans over 90 days past due and still accruing	$1,569	$1
Loans on nonaccrual:
Real Estate Construction	14,230	15,103
Real Estate Mortgage	8,472	8,668
Commercial	751	1,004
Consumer	5	12
Total nonaccrual loans	23,458	24,787
Total of nonperforming loans	25,027	24,788
Other nonperforming assets	17,852	7,249
Total nonperforming assets	$42,879	$32,037

Percentage of nonperforming assets to total assets	8.09%	5.20%
Percentage of nonperforming loans to total loans	7.34%	6.32%
Allowance for loan losses as a percentage of non-performing loans	22.77%	27.13%

Nonaccruing loans – At March 31, 2011 and 2010, loans totaling $23,457,852 and $24,787,204, respectively, were in nonaccrual status.  Generally, loans are placed on nonaccrual status if principal or interest payments become 90 days past due and/or we deem the collectibility of the principal and/or interest to be doubtful.  Once a loan is placed in nonaccrual status, all previously accrued and uncollected interest is reversed against interest income.  Interest income on nonaccrual loans is recognized on a cash basis when the ultimate collectability is no longer considered doubtful.  Loans are returned to accrual status when the principal and interest amounts contractually due are brought current and future payments are reasonably assured.  If interest on our loans classified as nonaccrual at March 31, 2011 and 2010 had been recognized on a fully accruing basis, we would have recorded approximately $207,000 and $170,000 of additional interest income for the quarters ended March 31, 2011 and 2010, respectively.  All nonaccruing loans at March 31, 2011 and 2010 were included in our classification of impaired loans at those dates.

Loans over 90 days past due and still accruing – As of March 31, 2011 and 2010, we had loans totaling $1,569,049 and $635, respectively, that were past due over 90 days and still accruing interest.   All loans are secured by real estate and included in our impaired loan classification at March 31, 2011 and 2010.

Restructured Loans - In situations where, for economic or legal reasons related to a borrower’s financial difficulties, a concession to the borrower is granted that we would not otherwise consider, the related loan is classified as a troubled debt restructuring.  The restructuring of a loan may include the transfer of real estate collateral, either through the pledge of additional properties by the borrower or through a transfer to the Bank in lieu of foreclosures.  Restructured loans may also include the borrower transferring to the Bank receivables from third parties, other assets, or an equity interest in the borrower in full or partial satisfaction of the loan, a modification of the loan terms, or a combination of the above.

At March 31, 2011, we had restructured loans totaling $2,616,974 consisting of eight borrowers.  All loans were secured by real estate and included in our classification of impaired loans at March 31, 2011.  These loans were performing and generally renegotiated for lower interest rates.  In most cases, these restructured loans were made as a result of the general economic downturn and its effect on depressing real estate sales and purchases and other economic activity in our market area.  Restructures loans totaled $337,000 at March 31, 2010.  All restructured loans at March 31, 2011 and 2010 were included in our classification of impaired loans.

Impaired loans - At March 31, 2011, we had impaired loans totaling $28,554,893, as compared to $24,787,204 at March 31, 2010.  Included in the impaired loans at March 31, 2011 were 10 borrowers that accounted for approximately 68.64% of the total amount of the impaired loans at that date.  These loans were primarily commercial real estate loans located in coastal South Carolina.  Impaired loans, as a percentage of total loans, were 8.38% at March 31, 2011 as compared to 6.32% at March 31, 2010.

During the quarter ended March 31, 2011, the average investment in impaired loans was $26,619,700 as compared to $34,862,181 during the quarter ended March 31, 2010.  Impaired loans with a specific allocation of the allowance for loan losses totaled $10,669,918 and $2,817,993 at March 31, 2011 and 2010, respectively.  The amount of the specific allocation at March 31, 2011 and 2010 was $499,144 and $221,738, respectively.

The downturn in the real estate market that began in 2008 has resulted in an increase in loan delinquencies, defaults and foreclosures; however, we believe these trends are stabilizing as the liquidation prices for our other real estate owned have stabilized for vertical construction, indicating some stabilization of demand for that product.  In some cases, the current economic downturn has resulted in a significant impairment to the value of our collateral and limits our ability to sell the collateral upon foreclosure at its appraised value. There is also risk that downward trends could continue at a higher pace.  If real estate values further decline, it is also more likely that we would be required to increase our allowance for loan losses.

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

As of March 31, 2011, we had OREO properties totaling $17,852,080 geographically located in the following South Carolina areas - 71% in the Coastal area, 17% in the Columbia area and 12% in the Florence area.  The combined nature of these properties is 91% commercial and 9% residential and other.  While we are diligently trying to dispose of our OREO properties, the currently depressed real estate market affects our ability to do so in a timely manner without experiencing additional losses.  Additionally, there can be no assurance that these properties can be sold for their carrying values.

Deposits and Other Interest-Bearing Liabilities

Average interest-bearing liabilities decreased $97,254,086 or 18.43%, to $430,491,297 for the first quarter of 2011, from $527,745,383 for the comparable 2010 period.  Deposits declined as a part of the Company’s effort to shrink the loan portfolio and to reduce interest expense.

Deposits - For the quarter ended March 31, 2011 and 2010, average total deposits were $446,392,747 and $532,249,647, respectively, which is a decrease of $85,856,900, or 16.13%.  At March 31, 2011 and December 31, 2010, total deposits were $448,333,401 and $455,250,465, respectively, a decrease of $6,917,064, or 1.52%.

Average interest-bearing deposits decreased $87,599,135, or 17.92%, to $401,283,399 for the quarter ended March 31, 2011, from $488,882,534 for the quarter ended March 31, 2010.

The average balance of non-interest bearing deposits increased $1,742,235, or 4.02%, to $45,109,348 for the three months ended March 31, 2011, from $43,367,113 for the three months ended March 31, 2010.

The following table shows the average balance amounts and the average rates paid on deposits held by us for the three months ended March 31, 2011 and 2010.

	2011		2010
	Average Amount	Average Rate	Average Amount	Average Rate
Noninterest bearing demand deposits	$45,109,348	0.00%	$43,367,113	0.00%
Interest bearing demand deposits	38,349,978	0.55	41,354,002	0.43
Savings accounts	110,685,338	0.78	101,137,758	1.35
Time deposits	252,248,083	2.43	346,390,774	2.92
	$446,392,747	1.61%	$532,249,647	2.19%

Core deposits, which exclude time deposits of $100,000 or more, provide a relatively stable funding source for our loan portfolio and other earning assets.  Our core deposits were $309,124,174 and $297,769,985 at March 31, 2011 and December 31, 2010, respectively.  This equates to an increase of $11,354,189, or 3.81%, which is the result of our continued focus to replace wholesale deposits and other borrowings with core deposits.

Included in time deposits of $100,000 and over, at March 31, 2011 and December 31, 2010 are brokered time deposits of $97,929,000 and $111,929,000, respectively, equating to a decrease of $14,000,000.  In accordance with our asset/liability management strategy, we do not intend to renew or replace the outstanding brokered deposits at March 31, 2011, when they mature.

Deposits, and particularly core deposits, have been our primary source of funding and have enabled us to meet successfully both our short-term and long-term liquidity needs.  We anticipate that such deposits will continue to be our primary source of funding in the future.  Our loan-to-deposit ratio was 76.04% and 77.83% on March 31, 2011 and December 31, 2010, respectively.

The maturity distribution of our time deposits of $100,000 or more at March 31, 2011, is set forth in the following table:

March 31, 2011
Three months or less	$25,255,009
Over three through twelve months	18,637,488
Over one year through three years	77,281,525
Over three years	18,035,205
Total	$139,209,227

Approximately 31.53% of our time deposits of $100,000 or more had scheduled maturities within one year.  Large certificate of deposit customers tend to be extremely sensitive to interest rate levels, making these deposits less reliable sources of funding for liquidity planning purposes than core deposits.  We expect most certificates of deposits with maturities less than one year to be renewed upon maturity. However, there is the possibility that some certificates may not be renewed.  We believe that, should these certificates of deposit not be renewed, the impact would be minimal on our operations and liquidity due to the availability of other funding sources.

Other Borrowings – Other borrowings at March 31, 2011 and December 31, 2010, consist of the following:

	March 31, 2011	December 31, 2010
Securities sold under agreement to repurchase	$396,883	$476,522
Advances from the Federal Home Loan Bank	20,000,000	13,000,000
Junior subordinated debentures	10,310,000	10,310,000

Securities sold under agreements to repurchase mature on a one to seven day basis.  These agreements are secured by U.S. government agencies.  Advances from Federal Home Loan Bank mature at different periods and are secured by our one to four family residential mortgage loans and our investment in Federal Home Loan Bank stock.  The new advances of $7,000,000 from the Federal Home Loan Bank were used to repay brokered deposits that matured during the first quarter of 2011.

Capital Resources

Total shareholders’ equity at March 31, 2011 and December 31, 2010 was $48,674,385 and $48,591,844, respectively.  The $82,541 increase during the first three months of 2011 resulted primarily from the increase in accumulated other comprehensive income of $157,932, net income of $114,670, reduction in restricted stock, and offset by preferred stock dividends.

The following table shows the return on average assets (net income divided by average total assets), return on average equity (net income divided by average equity), and equity to assets ratio (average equity divided by average total assets) for the three months ended March 31, 2011 and 2010.  While the Company has not paid a cash dividend on our common stock since our inception, the Company has declared and paid dividends on its outstanding shares of preferred stock, and made quarterly interest payments on its trust-preferred securities as agreed.  Under the terms of the Company MOU, the terms of which are more fully described as part of “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Regulatory Matters”, the Company must request prior approval from the Federal Reserve prior to declaring or paying dividends on our common stock or preferred stock, or making scheduled interest payments on our trust-preferred securities.

	March 31,
	2011	2010
Return on average assets	0.09%	0.35%
Return on average equity	0.96	4.71
Average equity to average assets ratio	9.18	7.36

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a material effect on the Company’s consolidated financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.  The Company’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.  Currently, the Bank MOU requires that the Bank maintain a Tier 1 leverage ratio of 8%, and our other regulatory capital ratios at such levels so as to be considered well capitalized for regulatory purposes.  We continue to be in full compliance with this requirement of the Bank MOU.  Additional discussion of the Bank MOU is included above as part of “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Regulatory Matters.”

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

The following table sets forth the holding company’s and the bank’s various capital ratios at March 31, 2011 and at December 31, 2010.  For both periods, the bank was considered “well capitalized” and the holding company met or exceeded its applicable regulatory capital requirements.

	March 31, 2011		December 31, 2010
	Holding Company	Bank	Holding Company	Bank
Tier 1 capital (to risk-weighted assets)	13.70%	12.23%	13.34%	11.87%
Total capital (to risk-weighted assets)	14.95%	13.48%	14.59%	13.13%
Leverage or Tier 1 capital (to total average assets)	10.63%	9.58%	9.99%	8.94%

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

Off-Balance Sheet Risk
Through our operations, we have made contractual commitments to extend credit in the ordinary course of its business activities.  These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time.  At March 31, 2011 we had issued commitments to extend credit of $32.7 million and standby letters of credit of $2.2 million through various types of commercial lending arrangements. Approximately $29.88 million of these commitments to extend credit had variable rates.

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at March 31, 2011:

(Dollars in thousands)	Within One Month	After One Through Three Months	After Three Through Twelve Months	Within One Year	Greater Than One Year	Total
Unused commitments to extend credit	$1,431	$2	$829	$2,262	$30,445 $	32,707
Standby letters of credit	75	-	1,502	1,577	629	2,206
Totals	$1,506	$2	$2,331	$3,839	$31,074 $	34,913

Market Risk

Market risk is the risk of loss from adverse changes in market prices and rates and principally arises from interest rate risk inherent in our lending, investing, deposit gathering, and borrowing activities.  Other types of market risks, such as foreign currency exchange rate risk and commodity price risk, do not generally arise in the normal course of our business.  Our finance committee monitors and considers methods of managing exposure to interest rate risk.  We have both an internal finance committee consisting of senior management and directors that meets at various times during each quarter and a management finance committee that meets weekly as needed.  The finance committees are responsible for maintaining the level of interest rate sensitivity of our interest sensitive assets and liabilities within board-approved limits.

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

We were liability sensitive during the year ended December 31, 2010 and during the three months ended March 31, 2011.  As of March 31, 2011, we expect to be liability sensitive for the next nine months because a majority of our deposits reprice over a 12-month period.  Approximately 51% of our loans were variable rate loans at March 31, 2011.  The ratio of cumulative gap to total earning assets after 12 months was (15.714%) because $73.1 million more liabilities will reprice in a 12 month period than assets.   However, our gap analysis is not a precise indicator of our interest sensitivity position.  The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally.  For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but those rates are viewed by us as significantly less interest-sensitive than market-based rates such as those paid on noncore deposits.  Net interest income may be affected by other significant factors in a given interest rate environment, including changes in the volume and mix of interest-earning assets and interest-bearing liabilities.

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

At March 31, 2011, our liquid assets, consisting of cash and cash equivalents amounted to $37.1 million, or 6.99% of total assets.  Our investment securities, excluding nonmarketable securities, at March 31, 2011 amounted to $83.7 million, or 15.79% of total assets.  Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner.  However, $10.9 million of these securities were pledged as collateral to secure public deposits and borrowings as of March 31, 2011.  At December 31, 2010, our liquid assets, consisting of cash and cash equivalents amounted to $25.6 million, or 4.84% of total assets.  Our investment securities, excluding nonmarketable securities, at December 31, 2010 amounted to $84.5 million, or 15.94% of total assets.  Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner.  However, $84.4 million of these securities were pledged as collateral to secure public deposits and borrowings as of December 31, 2010.

Our ability to maintain and expand our deposit base and borrowing capabilities serves as our primary source of liquidity.  For the near future, it is our intention to reduce the use of wholesale funding to fund loan demand.  We plan to meet our future cash needs through the liquidation of temporary investments, the generation of deposits, and from additional borrowings.  In addition, we will receive cash upon the maturity and sale of loans and the maturity of investment securities.  At March 31, 2011, we had two federal funds purchased lines of credit with correspondent banks giving us credit availability totaling approximately $5.0 million for which there were no outstanding borrowings.  In addition, at March 31, 2011, we had sufficient unpledged securities that would have allow us to borrow up to $72.8 million from the Federal Reserve Bank.  Also, we are a member of the Federal Home Loan Bank of Atlanta, (the “FHLB”) from which applications for borrowings can be made for leverage purposes.  The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the bank be pledged to secure any advances from the FHLB. We have an available line to borrow funds from the Federal Home Loan Bank up to 30% of the Bank’s total assets, which provide additional available funds of $159.1 million at March 31, 2011.  At March 31, 2011 the bank had $20 million outstanding in FHLB advances.  We believe that sources described above will be sufficient to meet our future liquidity needs.

The Company is largely dependent upon dividends from the Bank as a source of cash.  The Bank MOU restricts the ability of the Bank to declare and pay dividends to the Company.  The Company MOU requires the Company to obtain approval of the Federal Reserve Bank prior to declaring dividends.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Regulatory Matters” for additional information relating to the Company MOU.

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

Interest Sensitivity Analysis

The following table sets forth information regarding our rate sensitivity as of March 31, 2011, for each of the time intervals indicated. The information in the table may not be indicative of our rate sensitivity position at other points in time.  In addition, the maturity distribution indicated in the table may differ from the contractual maturities of the earning assets and interest-bearing liabilities presented due to consideration of prepayment speeds under various interest rate change scenarios in the application of the interest rate sensitivity methods described above.

March 31, 2011

(Dollars in thousands)	Within One Month	After One Through Three Months	Three Through Twelve Months	Within One Year	Greater Than One Year or Non-Sensitive	Total
Assets
Interest-earning assets
Interest-bearing deposits in other banks	$35,437	$-	$-	$35,437	$-	$35,437
Loans (1)	70,628	20,725	79,211	170,564	171,340	341,904
Securities, taxable	-	-	-	-	35,504	35,504
Securities, nontaxable	-	-	-	-	48,235	48,235
Nonmarketable securities	4,357	-	-	4,357	-	4,357
Time Deposits in other banks			100	100	-	100
Total earning assets	110,422	20,725	79,311	210,458	255,079	465,537

March 31, 2011

(Dollars in thousands)	Within One Month	After One Through Three Months	Three Through Twelve Months	Within One Year	Greater Than One Year or Non-Sensitive	Total
Liabilities
Interest-bearing liabilities
Interest-bearing deposits:
Demand deposits	37,666	-	-	37,666	-	37,666
Savings deposits	118,492	-	-	118,492	-	118,492
Time deposits	23,819	29,028	67,208	120,055	125,543	245,598
Total interest-bearing deposits	179,977	29,028	67,208	276,213	125,543	401,756
Federal Home Loan Bank Advances	-	-	7,000	7,000	13,000	20,000
Junior subordinated debentures	-	-	-	-	10,310	10,310
Repurchase agreements	397	-	-	397	-	397
Total interest-bearing liabilities	180,374	29,028	74,208	283,610	148,853	432,463

Period gap	$(69,952)	$(8,303)	$5,103	$(73,152)	$106,226

Cumulative gap	$(69,952)	$(78,255)	$(73,152)	$(73,152)	$33,074

Ratio of cumulative gap to total earning assets	(15.03)%	(16.81)%	(15.71)%	(15.71)%	7.10%

(1)	Including mortgage loans held for sale.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	The following stock repurchases were made during the period covered by this report in connection with administration of the Company’s employee stock ownership plan.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2011 – January 31, 2011	-	$-	-	-
February 1, 2011 - February 28, 2011	62	$2.97	-	-
March 1, 2011 – March 31, 2011	-	$-	-	-
	62	$2.97	-	-

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 6. Exhibits

Exhibit Number	Exhibit
31.1	Certification pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended.
31.2	Certification pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST RELIANCE BANCSHARES, INC.

Date: May 13, 2011	By:	/s/ F.R. SAUNDERS, JR.
F. R. Saunders, Jr.
President & Chief Executive Officer

Date: May 13, 2011	By:	/s/ JEFFERY A. PAOLUCCI
Jeffery A. Paolucci
Senior Vice President and Chief Financial Officer