Form 10-Q
period 2011-06-30
FIRST RELIANCE BANCSHARES INC
filed 2011-08-11
CIK 1172102

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.

(Mark One)	FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2011

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

4,094,459 shares of common stock, par value $0.01 per share, as of July 31, 2011

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

INDEX

		Page No.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets - June 30, 2011 and December 31, 2010	3

	Condensed Consolidated Statements of Operations – Three and six months ended June 30, 2011 and 2010	4

	Condensed Consolidated Statements of Shareholders’ Equity and Comprehensive Income - Six months ended June 30, 2011 and 2010	5

	Condensed Consolidated Statements of Cash Flows - Six months ended June 30, 2011 and 2010	6

	Notes to Condensed Consolidated Financial Statements	7-20

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21-40

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	40

Item 4.	Controls and Procedures	40

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	41

Item 1A.	Risk Factors	41

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	41

Item 6.	Exhibits	42

FIRST RELIANCE BANCSHARES, INC
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2011	2010
	(Unaudited)	(Audited)
Assets
Cash and cash equivalents:
Cash and due from banks	$2,292,964	$1,806,512
Interest-bearing deposits with other banks	10,902,395	23,863,781
Total cash and cash equivalents	13,195,359	25,670,293

Time deposits in other banks	100,000	100,000

Securities available-for-sale	101,164,899	84,472,553
Nonmarketable equity securities	3,463,800	4,357,300
Total investment securities	104,628,699	88,829,853

Loans held for sale	735,115	1,185,576

Loans receivable	328,772,357	354,327,969
Less allowance for loan losses	(4,695,843)	(6,271,045)
Loans, net	324,076,514	348,056,924

Premises, furniture and equipment, net	25,572,421	25,922,343
Accrued interest receivable	2,087,574	2,417,134
Other real estate owned	19,673,504	14,669,051
Cash surrender value life insurance	12,028,595	11,827,957
Other assets	10,090,092	11,415,794

Total assets	$512,187,873	$530,094,925

Liabilities and Shareholders’ Equity
Liabilities
Deposits
Noninterest-bearing transaction accounts	$48,749,077	$41,166,965
Interest-bearing transaction accounts	36,100,230	41,761,498
Savings	124,369,830	108,890,398
Time deposits $100,000 and over	120,252,386	157,480,480
Other time deposits	99,499,788	105,951,124
Total deposits	428,971,311	455,250,465

Securities sold under agreement to repurchase	260,252	476,522
Advances from Federal Home Loan Bank	20,000,000	13,000,000
Junior subordinated debentures	10,310,000	10,310,000
Accrued interest payable	274,409	547,222
Other liabilities	2,310,699	1,918,872
Total liabilities	462,126,671	481,503,081

Shareholders’ Equity
Preferred stock, no par value, authorized 10,000,000 shares:
Series A cumulative perpetual preferred stock - 15,349 shares issued and outstanding	$14,827,194	$14,730,721
Series B cumulative perpetual preferred stock - 767 shares issued and outstanding	811,270	819,455
Series C cumulative mandatory convertible preferred stock - 2,293 shares shares issued and outstanding	2,293,000	2,293,000
Common stock, $0.01 par value; 20,000,000 shares authorized, 4,094,459 and 4,115,903 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	40,944	41,159
Capital surplus	28,022,921	28,140,094
Treasury stock, at cost, 13,245 and 12,632 shares at June 30, 2011 and December 31, 2010, respectively	(172,672)	(168,864)
Nonvested restricted stock	(477,919)	(679,264)
Retained earnings	3,951,876	4,002,469
Accumulated other comprehensive income (loss)	764,588	(586,926)
Total shareholders’ equity	50,061,202	48,591,844

Total liabilities and shareholders’ equity	$512,187,873	$530,094,925

See notes to condensed consolidated financial statements

FIRST RELIANCE BANCSHARES, INC
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Interest income:
Loans, including fees	$5,019,414	$5,853,126	$10,089,688	$12,066,213
Investment securities:
Taxable	367,080	583,191	672,240	1,193,184
Nontaxable	483,120	653,973	1,017,577	1,306,871
Other interest income	30,545	26,599	54,608	55,472
Total	5,900,159	7,116,889	11,834,113	14,621,740
Interest expense:
Time Deposits over $100,000	941,913	1,508,020	1,997,746	3,028,183
Other deposits	678,998	1,245,227	1,399,229	2,598,035
Other interest expense	(15,821)	392,253	62,764	781,052
Total	1,605,090	3,145,500	3,459,739	6,407,270
Net interest income	4,295,069	3,971,389	8,374,374	8,214,470
Provision for loan losses	282,010	1,879,810	523,124	2,065,899
Net interest income after provision for loan losses	4,013,059	2,091,579	7,851,250	6,148,571

Noninterest income:
Service charges on deposit accounts	447,228	443,470	892,790	911,690
Gain on sales of mortgage loans	178,603	170,420	301,648	380,463
Income from bank owned life insurance	100,176	103,689	200,638	208,347
Other charges, commissions and fees	207,190	171,011	399,243	323,995
Gain on sale of securities	535,581	-	580,856	1,602
Other non-interest income	121,086	70,222	221,382	175,000
Total	1,589,864	958,812	2,596,557	2,001,097
Noninterest expenses:
Salaries and employee benefits	2,183,814	2,267,609	4,559,859	4,663,675
Occupancy expense	359,117	378,381	736,313	777,915
Furniture and equipment expense	312,952	288,131	627,622	598,356
Other operating expenses	2,451,228	1,253,826	4,407,217	2,783,376
Total	5,307,111	4,187,947	10,331,011	8,823,322
Income (loss) before income taxes	295,812	(1,137,556)	116,796	(673,654)

Income tax benefit	(125,708)	(658,403)	(419,394)	(724,635)
Net income (loss)	421,520	(479,153)	536,190	50,981
Preferred stock dividends	249,247	250,227	498,495	454,801
Deemed dividends on preferred stock resulting from net accretion of discount and amortization of premium	44,388	44,388	88,288	88,288
Net income (loss) available to common shareholders	$127,885	$(773,768)	$(50,593)	$(492,108)

Average common shares outstanding, basic	4,104,808	3,935,610	4,107,626	3,760,792
Average common shares outstanding, diluted	4,457,577	3,935,610	4,107,626	3,760,792

Basic income (loss) per share	$0.03	$(0.20)	$(0.01)	$(0.13)
Diluted income (loss) per share	$0.03	$(0.20)	$(0.01)	$(0.13)

See notes to condensed consolidated financial statements

FIRST RELIANCE BANCSHARES, INC
Condensed Consolidated Statements of Shareholders’ Equity and Comprehensive Income
For the Six Months Ended June 30, 2011 and 2010
(Unaudited)

							Accumulated
							Other
					Nonvested		Comprehensive
	Preferred	Common	Capital	Treasury	Restricted	Retained	Income
	Stock	Stock	Surplus	Stock	Stock	Earnings	(Loss)	Total
Balance December 31, 2009	$15,372,136	$35,827	$26,181,576	$(163,936)	$(206,004)	$5,269,463	$(1,265,235)	$45,223,827

Issuance of Series C	2,293,000							2,293,000

Issuance of common stock net of issuance cost of $329,390		3,401	1,197,861					1,201,262

Net income						50,981		50,981

Other comprehensive gain, net of tax expense of $953,641							1,869,080	1,869,080

Other comprehensive income								1,920,061

Preferred Stock Dividend						(441,422)		(441,422)

Accretion of Series A Preferred stock discount	96,473					(96,473)		-

Amortization of Series B Preferred stock premium	(8,185)					8,185		-

Net Change in Restricted Stock		1,872	741,701		(650,856)			92,717

Purchase of treasury stock				(4,330)				(4,330)

Balance, June 30, 2010	$17,753,424	$41,100	$28,121,138	$(168,266)	$(856,860)	$4,790,734	$603,845	$50,285,115

Balance December 31, 2010	$17,843,176	$41,159	$28,140,094	$(168,864)	$(679,264)	$4,002,469	$(586,926)	$48,591,844

Net income						536,190		536,190

Other comprehensive gain, net of tax expense of $696,234							1,351,514	1,351,514

Other comprehensive income								1,887,704

Preferred Stock Dividend						(498,495)		(498,495)

Accretion of Series A Preferred stock discount	96,473					(96,473)		-

Amortization of Series B Preferred stock premium	(8,185)					8,185		-

Issuance Common Stock		3	999					1,002

Net Change in Restricted Stock		(218)	(118,172)		201,345			82,955

Purchase of treasury stock				(3,808)				(3,808)

Balance, June 30, 2011	$17,931,464	$40,944	$28,022,921	$(172,672)	$(477,919)	$3,951,876	$764,588	$50,061,202

See notes to condensed consolidated financial statements

FIRST RELIANCE BANCSHARES, INC
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
	2011	2010
Cash flows from operating activities:
Net income	$536,190	$50,981
Adjustments to reconcile net income to net cash Provided by operating activities:
Provision for loan losses	523,124	2,065,899
Depreciation and amortization expense	484,113	492,979
Gain on sale of available-for-sale securities	(580,856)	(1,602)
Loss (gain) on sale of other real estate owned	88,487	(482,681)
Write down of other real estate owned	718,255	187,582
Discount accretion and premium amortization	87,999	139,438
Disbursements for loans held-for-sale	(10,018,022)	(15,693,549)
Proceeds from loans held-for-sale	10,482,500	20,216,509
Net decrease in valuation allowance for loans held-for-sale	(14,017)	(1,617)
Decrease in interest receivable	329,560	123,530
Increase in cash surrender value of life insurance	(200,638)	(208,347)
Decrease in interest payable	(327,361)	(88,353)
Amortization of deferred compensation on restricted stock	82,955	92,717
Increase (decrease) in other liabilities	391,826	(39,151)
Decrease in other assets	629,732	1,832,748
Net cash provided by operating activities	3,213,847	8,687,083
Cash flows from investing activities:
Increase in time deposits	-	(1,555)
Net decrease in loans receivable	14,085,167	19,165,193
Purchases of securities available-for-sale	(44,587,976)	(2,888,381)
Proceeds on sales of securities available-for-sale	27,898,732	3,117,545
Maturities of securities available-for-sale	2,537,503	2,183,920
Net decrease of nonmarketable equity securities	893,500	-
Proceeds from sales of other real estate owned	3,560,925	4,430,093
Improvements to other real estate owned	-	(149,116)
Purchases of premises and equipment	(79,907)	(162,835)
Net cash provided by investing activities	4,307,944	25,694,864
Cash flows from financing activities:
Net increase (decrease) in demand deposits, interest-bearing and savings accounts	17,400,276	(6,806,790)
Net decrease in certificates of deposit and other time deposits	(43,679,430)	(43,034,907)
Net decrease in securities sold under agreements to repurchase	(216,270)	(52,695)
Increase (decrease) in advances from the Federal Home Loan Bank	7,000,000	(8,000,000)
Net proceeds from issuance of preferred stock	-	2,293,000
Net proceeds from issuance of common stock	-	1,201,262
Issuance of common stock to employees	1,002	-
Preferred stock dividends paid	(498,495)	(441,422)
Purchase of treasury stock	(3,808)	(4,330)
Net cash used by financing activities	(19,996,725)	(54,845,882)

Net decrease in cash and cash equivalents	(12,474,934)	(20,463,935)

Cash and cash equivalents, beginning of period	25,670,293	53,298,486

Cash and cash equivalents, end of period	$13,195,359	$32,834,551

Cash paid during the period for:
Income taxes	$-	$-
Interest	$3,732,552	$6,370,837

Supplemental noncash investing and financing activities:
Foreclosures on loans	$9,372,119	$7,300,030
Net change in valuation allowance – available-for-sale	$1,351,514	$1,869,080

See notes to condensed consolidated financial statements

Note to Condensed Consolidated Financial Statements

Note 1 - Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit certain disclosures that would appear in audited annual consolidated financial statements.  The consolidated financial statements as of June 30, 2011 and for the interim periods ended June 30, 2011 and 2010 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation.  The consolidated financial information as of December 31, 2010 has been derived from the audited consolidated financial statements as of that date.  For further information, refer to the consolidated financial statements and the notes included in First Reliance Bancshares, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010.

Note 2 - Recently Issued Accounting Pronouncements

The following is a summary of recent authoritative pronouncements that could impact the accounting, reporting, and / or disclosure of financial information by the Company.

In July 2010, the Receivables topic of the Accounting Standards Codification (“ASC”) was amended by Accounting Standards Update (“ASU”) 2010-20 to require expanded disclosures related to a company’s allowance for credit losses and the credit quality of its financing receivables. The amendments require the allowance disclosures to be provided on a disaggregated basis.  The Company is required to include these disclosures in its interim and annual financial statements, and these disclosures are provided as part of Note 6—Loans Receivable and Allowance for Loan Losses

Disclosures about Troubled Debt Restructurings (“TDRs”) required by ASU 2010-20 were deferred by the Financial Accounting Standards Board (“FASB”) in ASU 2011-01 issued in January 2011. In April 2011, the FASB issued ASU 2011-02 to assist creditors with their determination of when a restructuring is a TDR.   The determination is based on whether the restructuring constitutes a concession and whether the debtor is experiencing financial difficulties as both events must be present.

Disclosures related to TDRs under ASU 2010-20 will be effective for reporting periods beginning after June 15, 2011.

In April 2011, the criteria used to determine effective control of transferred assets in the Transfers and Servicing topic of the ASC was amended by ASU 2011-03.  The requirement for the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms and the collateral maintenance implementation guidance related to that criterion were removed from the assessment of effective control.  The other criteria to assess effective control were not changed.  The amendments are effective for the Company beginning January 1, 2012 but are not expected to have a material effect on the financial statements.

ASU 2011-04 was issued in May 2011 to amend the Fair Value Measurement topic of the ASC by clarifying the application of existing fair value measurement and disclosure requirements and by changing particular principles or requirements for measuring fair value or for disclosing information about fair value measurements.  The amendments will be effective for the Company beginning January 1, 2012 but are not expected to have a material effect on the financial statements.

The Comprehensive Income topic of the ASC was amended in June 2011.  The amendment eliminates the option to present other comprehensive income as a part of the statement of changes in stockholders’ equity.  The amendment requires consecutive presentation of the statement of net income and other comprehensive income and requires an entity to present reclassification adjustments from other comprehensive income to net income on the face of the financial statements.  The amendments will be applicable to the Company on January 1, 2012 and will be applied retrospectively.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Note 3 - Reclassifications

Certain captions and amounts in the financial statements in the Company’s Form 10-Q for the quarter ended June 30, 2010 were reclassified to conform to the June 30, 2011 presentation.

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

The components of other comprehensive income and related tax effects are as follows:

		Tax
	Pre-tax	(Expense)	Net-of-tax
	Amount	Benefit	Amount
For the Three Months Ended June 30, 2011:
Unrealized gains on securities available-for-sale	$2,344,038	$(796,973)	$1,547,065
Reclassification adjustment for gains in net income	535,581	(182,098)	353,483
	$1,808,457	$(614,875)	$1,193,582

For the Three Months Ended June 30, 2010:
Unrealized gains on securities available-for-sale	$1,955,376	$(658,744)	$1,296,632
Reclassification adjustment for gains in net income	-	-	-
	$1,955,376	$(658,744)	$1,296,632

		Tax
	Pre-tax	(Expense)	Net-of-tax
	Amount	Benefit	Amount
For the Six Months Ended June 30, 2011:
Unrealized gains on securities available-for-sale	$2,628,604	$(893,726)	$1,734,878
Reclassification adjustment for gains in net income	580,856	(197,492)	383,364
	$2,047,748	$(696,234)	$1,351,514

For the Six Months Ended June 30, 2010:
Unrealized gains on securities available-for-sale	$2,824,323	$(954,186)	$1,870,137
Reclassification adjustment for gains in net income	1,602	(545)	1,057
	$2,822,721	$(953,641)	$1,869,080

Note 5 - Investment Securities

The amortized cost and estimated fair values of securities available-for-sale were:

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
June 30, 2011
U.S. Government agencies	$2,898,456	$147,150	$-	$3,045,606
Mortgage-backed securities	64,944,510	985,392	33,553	65,896,349
Municipals	31,972,685	511,533	274,024	32,210,194
Other	200,000	-	187,250	12,750
Total	$100,015,651	$1,644,075	$494,827	$101,164,899

December 31, 2010
U.S. Government agencies	$5,031	$147	$-	$5,178
Mortgage-backed securities	35,361,686	408,027	-	35,769,713
Municipals	49,804,336	186,999	1,334,173	48,657,162
Other	200,000	-	159,500	40,500
Total	$85,371,053	$595,173	$1,493,673	$84,472,553

The following is a summary of maturities of securities available-for-sale as of June 30, 2011.  The amortized cost and estimated fair values are based on the contractual maturity dates.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty.

	Securities
	Available-For-Sale
	Amortized	Estimated
	Cost	Fair Value
Due within one year	$122,531	$128,604
Due after one year but within five years	7,103,095	7,157,379
Due after five years but within ten years	11,100,575	11,085,325
Due after ten years	16,544,940	16,884,492
	34,871,141	35,255,800
Mortgage-backed securities	64,944,510	65,896,349
Other	200,000	12,750
Total	$100,015,651	$101,164,899

The following table shows gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2011 and December 31, 2010.

	June 30, 2011		December 31, 2010
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses
Less Than 12 Months
Mortgage-backed securities	$4,975,581	$33,553	$-	$-
Municipals	5,290,765	93,566	30,472,741	1,047,688
	10,266,346	127,119	30,472,741	1,047,688

12 Months or More
Municipals	2,302,678	180,458	2,200,477	286,485
Other	12,750	187,250	40,500	159,500
	2,315,428	367,708	2,240,977	445,985
Total securities available-for-sale	$12,581,774	$494,827	$32,713,718	$1,493,673

At June 30, 2011, securities classified as available-for-sale were recorded at fair market value.  Approximately 74.31% of the unrealized losses, or five individual securities, consisted of securities in a continuous loss position for twelve months or more.  The Company does not intend to sell these securities in the near future and it is more likely than not that the Company will not be required to sell these securities before recovery of their amortized cost. The Company believes, based on industry analyst reports and credit ratings, that the deterioration in value is attributable to changes in market interest rates and is not in the credit quality of the issuer and therefore, these losses are not considered other-than-temporary.

During the first six months of 2011 and 2010, proceeds from the sale of available-for-sale securities were $27,898,732 and $3,117,545, respectively.  Net gains on available-for-sale securities totaled $580,856 and $1,602 for the first six months of 2011 and 2010, respectively.

Note 6 – Loans Receivable and Allowance for Loan Losses

Major classifications of loans receivable are summarized as follows:

	June 30,	December 31,
	2011	2010
Mortgage loans on real estate:
Construction	$50,893,002	$62,635,354
Residential 1-4 family	48,429,244	$50,085,085
Multifamily	4,893,050	9,337,285
Second mortgages	8,043,146	4,782,583
Equity lines of credit	26,025,204	27,989,649
Commercial	143,689,916	152,178,318
	281,973,562	307,008,274
Commercial and industrial	38,579,950	40,856,292
Consumer	7,815,669	6,057,089
Other	403,176	406,314
Total gross loans	$328,772,357	$354,327,969

The Company has pledged certain loans as collateral to secure its borrowings from the Federal Home Loan Bank.  The total of loans pledged was $40,275,700 and $44,940,440 at June 30, 2011 and December 31, 2010, respectively.

A summary of the allowance for loan losses for the six months ended June 30, 2011 and year ended December 31, 2010 is as follows:

	June 30,	December 31,
	2011	2010
Beginning balance	$6,271,045	$9,800,746
Provision charged to operations	523,124	3,541,650
Recoveries on loans previously charged-off	418,371	3,323,380
Loans charged-off	(2,516,697)	(10,394,731)
Ending balance	$4,695,843	$6,271,045

The following is an analysis of the allowance for loan losses by class of loans for the six months ended June 30, 2011 and the year ended December 31, 2010.

June 30, 2011
					Total
		Real Estate Loans			Real
(Dollars in Thousands)				Non-	Estate		Consumer
	Total	Construction	Residential	Residential	Loans	Commercial	and Other
Beginning balance	$6,271	$2,548	$1,730	$947	$5,225	$998	$48
Provisions	523	(982)	1,212	75	305	212	6
Recoveries	419	253	58	70	381	38	-
Charge-offs	(2,517)	(1,035)	(977)	(75)	(2,087)	(415)	(15)
Ending balance	$4,696	$784	$2,023	$1,017	$3,824	$833	$39

December 31, 2010
					Total
		Real Estate Loans			Real
(Dollars in Thousands)				Non-	Estate		Consumer
	Total	Construction	Residential	Residential	Loans	Commercial	and Other
Beginning balance	$9,801	$4,192	$2,773	$1,271	$8,236	$1,520	$45
Provisions	3,542	1,475	1,172	432	3,079	509	(46)
Recoveries	3,323	1,311	286	1,123	2,720	438	165
Charge-offs	(10,395)	(4,430)	(2,501)	(1,879)	(8,810)	(1,469)	(116)
Ending balance	$6,271	$2,548	$1,730	$947	$5,225	$998	$48

The following is a summary of loans evaluated for impairment individually and collectively, by class, for the six months ended June 30, 2011 and the year ended December 31, 2010.

June 30, 2011
					Total
		Real Estate Loans			Real
(Dollars in Thousands)				Non-	Estate		Consumer
	Total	Construction	Residential	Residential	Loans	Commercial	and Other
Allowance
Evaluated for impairment
Individually	$174	$107	$-	$67	$174	$-	$-
Collectively	4,522	677	2,023	950	3,650	833	39
Allowance for loan losses	$4,696	$784	$2,023	$1,017	$3,824	$833	$39

					Total
		Real Estate Loans			Real
(Dollars in Thousands)				Non-	Estate		Consumer
	Total	Construction	Residential	Residential	Loans	Commercial	and Other
Total Loans
Evaluated for impairment
Individually	$28,402	$12,401	$3,824	$11,066	$27,291	$1,077	$34
Collectively	300,370	38,492	83,567	132,624	254,683	37,503	8,184
Loans receivable	$328,772	$50,893	$87,391	$143,690	$281,974	$38,580	$8,218

December 31, 2010
					Total
		Real Estate Loans			Real
(Dollars in Thousands)				Non-	Estate		Consumer
	Total	Construction	Residential	Residential	Loans	Commercial	and Other
Allowance
Evaluated for impairment
Individually	$560	$508	$41	$-	$549	$11	$-
Collectively	5,711	2,040	1,689	947	4,676	987	48
Allowance for loan losses	$6,271	$2,548	$1,730	$947	$5,225	$998	$48

Total Loans
Evaluated for impairment
Individually	$19,302	$15,558	$1,903	$1,541	$19,002	$300	$-
Collectively	335,026	47,077	90,292	150,637	288,006	40,557	6,463
Loans receivable	$354,328	$62,635	$92,195	$152,178	$307,008	$40,857	$6,463

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

The following summarizes the Company’s impaired loans as of June 30, 2011.

		Unpaid		Average
(Dollars in Thousands)	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment
With no related allowance recorded:
Real estate
Construction	$11,486	$13,488	$-	$8,431
Residential	3,775	4,238	-	3,027
Nonresidential	10,637	10,637	-	5,877
Total real estate loans	25,898	28,363	-	17,335
Commercial	1,077	1,207	-	666
Consumer and other	34	34	-	21
	27,009	29,604	-	18,022

		Unpaid		Average
(Dollars in Thousands)	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment
With an allowance recorded:
Real estate
Construction	$915	$915	$107	$6,464
Residential	49	49	-	523
Nonresidential	429	429	67	285
Total real estate loans	1,393	1,393	174	7,272
Commercial	-	-	-	125
Consumer and other	-	-	-	-
	1,393	1,393	174	7,397

Total
Real estate
Construction	$12,401	$14,403	$107	$14,895
Residential	3,824	4,287	-	3,550
Nonresidential	11,066	11,066	67	6,162
Total real estate loans	27,291	29,756	174	24,607
Commercial	1,077	1,207	-	791
Consumer and other	34	34	-	21
Total	$28,402	$30,997	$174	$25,419

The following summarizes the Company’s impaired loans as of December 31, 2010.

		Unpaid		Average
(Dollars in Thousands)	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment
With no related allowance recorded:
Real estate
Construction	$6,937	$8,115	$-	$7,823
Residential	613	962	-	1,139
Nonresidential	1,541	1,541	-	2,723
Total real estate loans	9,091	10,618	-	11,685
Commercial	80	145	-	152
Consumer and other	-	-	-	-
	9,171	10,763	-	11,837

With an allowance recorded:
Real estate
Construction	$8,621	$10,416	$507	$10,265
Residential	1,290	1,687	42	1,666
Nonresidential	-	-	-	-
Total real estate loans	9,911	12,103	549	11,931
Commercial	220	285	11	290
Consumer and other	-	-	-	-
	10,131	12,388	560	12,221

Total
Real estate
Construction	$15,558	$18,531	$507	$18,088
Residential	1,903	2,649	42	2,805
Nonresidential	1,541	1,541	-	2,723
Total real estate loans	19,002	22,721	549	23,616
Commercial	300	430	11	442
Consumer and other	-	-	-	-
Total	$19,302	$23,151	$560	$24,058

Interest income on impaired loans other than nonaccrual loans is recognized on an accrual basis.  Interest income on nonaccrual loans is recognized only as collected.  For the six months ended June 30, 2011, interest income recognized on nonaccrual loans was $127,573.  If the nonaccrual loans had been accruing interest at their original contracted rates, related income would have been $605,280 for the six months ended June 30, 2011.

A summary of current, past due and nonaccrual loans as of June 30, 2011 was as follows:

	Past Due	Past Due Over 90 days
(Dollars in Thousands)	30-89	and	Non-	Total		Total
	Days	Accruing	Accruing	Past Due	Current	Loans
Real estate
Construction	$826	$1,830	$9,528	$12,184	$38,709	$50,893
Residential	1,583	38	3,445	5,066	82,325	87,391
Nonresidential	2,266	2,741	6,496	11,503	132,187	143,690
Total real estate loans	4,675	4,609	19,469	28,753	253,221	281,974
Commercial	1,351	5	739	2,095	36,485	38,580
Consumer and other	10	1	9	20	8,198	8,218
Totals	$6,036	$4,615	$20,217	$30,868	$297,904	$328,772

A summary of current, past due and nonaccrual loans as of December 31, 2010 was as follows:

	Past Due	Past Due Over 90 days
(Dollars in Thousands)	30-89		Non-	Total		Total
	Days	Accruing	Accruing	Past Due	Current	Loans
Real estate
Construction	$1,896	$1,546	$14,796	$18,238	$44,397	$62,635
Residential	1,102	-	3,310	4,412	87,783	92,195
Nonresidential	5,993	335	1,001	7,329	144,849	152,178
Total real estate loans	8,991	1,881	19,107	29,979	277,029	307,008
Commercial	776	29	753	1,558	39,299	40,857
Consumer and other	49	-	6	55	6,408	6,463
Totals	$9,816	$1,910	$19,866	$31,592	$322,736	$354,328

At June 30, 2011 and December 31, 2010 loans past due 90 days and still accruing interest totaled $4,614,678 and $1,910,413, respectively.

Loans totaling $20,217,438 and $19,866,061 were in nonaccrual status at June 30, 2011 and December 31, 2010, respectively.

Restructured loans (loans, still accruing interest, which have been renegotiated at below-market interest rates or for which other concessions have been granted) were $2,827,504 and $2,183,635 at June 30, 2011 and December 31, 2010, respectively.  At June 30, 2011, all restructured loans were performing as agreed.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.

As of June 30, 2011, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

					Total
		Real Estate Loans			Real
(Dollars in Thousands)				Non-	Estate		Consumer
	Total	Construction	Residential	Residential	Loans	Commercial	and Other
Pass	$249,533	$27,849	$73,244	$106,157	$207,250	$34,224	$8,059
Special mention	39,169	10,017	6,573	20,898	37,488	1,603	78
Substandard	40,070	13,027	7,574	16,635	37,236	2,753	81
Doubtful	-	-	-	-	-	-	-
Totals	$328,772	$50,893	$87,391	$143,690	$281,974	$38,580	$8,218

As of December 31, 2010, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

					Total
		Real Estate Loans			Real
(Dollars in Thousands)				Non-	Estate		Consumer
	Total	Construction	Residential	Residential	Loans	Commercial	and Other
Pass	$270,154	$31,067	$76,299	$120,429	$227,795	$36,233	$6,126
Special mention	43,386	12,743	7,481	20,822	41,046	2,149	191
Substandard	40,788	18,825	8,415	10,927	38,167	2,475	146
Doubtful	-	-	-	-	-	-	-
Totals	$354,328	$62,635	$92,195	$152,178	$307,008	$40,857	$6,463

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

The following table summarizes the Company’s off-balance sheet financial instruments as of June 30, 2011 and December 31, 2010 whose contract amounts represent credit risk:

	June 30,	December 31,
	2011	2010
Commitments to extend credit	$31,550,897	$32,932,922
Standby letters of credit	2,165,497	2,102,497

Note 7 – Other Real Estate Owned

Transactions in other real estate owned for the six months ended June 30, 2011 and year ended December 31, 2010 are summarized below:

	June 30,	December 31,
	2011	2010
Beginning balance	$14,669,051	$8,954,214
Additions	9,372,119	12,010,459
Improvements made to properties	-	180,475
Sales	(3,649,411)	(6,273,435)
Write downs	(718,255)	(202,662)
Ending balance	$19,673,504	$14,669,051

The Company recognized a net loss of $88,487 and a net gain of $482,681 on the sale of other real estate owned for the six months ended June 30, 2011 and 2010, respectively.

Other real estate owned expense for the six months ended June 30, 2011 and 2010 was $1,532,618 and $394,663, respectively, which includes gains and losses on sales.

Note 8 – Shareholders’ Equity

Common Stock – The following is a summary of the changes in common shares outstanding for the six months ended June 30, 2011 and 2010.

	Six Months Ended
	June 30,
	2011	2010
Common shares outstanding at beginning of the period	4,115,903	3,582,691
Issuance of common stock	334	340,145
Issuance of non-vested restricted shares	20,000	187,765
Forfeiture of restricted shares	(41,778)	(633)
Common shares outstanding at end of the period	4,094,459	4,109,968

Note 9 – Net Income (Loss) Per Share

Net income (loss) available to common shareholders represents net income (loss) adjusted for preferred dividends including dividends declared, accretions of discounts and amortization of premiums on preferred stock issuances and cumulative dividends related to the current dividend period that have not been declared as of period end.

The following is a summary of the net income (loss) per common share calculations for the three months and six months ended June 30, 2011 and 2010.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net income (loss) available to common shareholders
Net income (loss)	$421,520	$(479,153)	$536,190	$50,981
Preferred stock dividends	249,247	250,227	498,495	454,801
Deemed dividends on preferred stock resulting from
net accretion of discount and amortization of premium	44,388	44,388	88,288	88,288
Net income (loss) available to common shareholders	$127,885	$(773,768)	$(50,593)	$(492,108)

Basic net income (loss) per common share:
Net income (loss) available to common shareholders	$127,885	$(773,768)	$(50,593)	$(492,108)
Average common shares outstanding - basic	4,104,808	3,935,610	4,107,626	3,760,792
Basic net income (loss) per share	$0.03	$(0.20)	$(0.01)	$(0.13)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Diluted net income (loss) per common share:
Net income (loss) available to common shareholders	$127,885	$(773,768)	$(50,593)	$(492,108)
Average common shares outstanding - basic	4,104,808	3,935,610	4,107,626	3,760,792
Dilutive potential common shares	352,769	-	-	-
Average common shares outstanding - diluted	4,457,577	3,935,610	4,107,626	3,760,792
Diluted income (loss) per share	$0.03	$(0.20)	$(0.01)	$(0.13)

Note 10 - Equity Incentive Plan

On January 19, 2006, the Company adopted the 2006 Equity Incentive Plan, which provides for the granting of dividend equivalent rights options, performance unit awards, phantom shares, stock appreciation rights and stock awards, each of which are subject to such conditions based upon continued employment, passage of time or satisfaction of performance criteria or other criteria as permitted by the plan. The plan, as amended on September 17, 2010, allows the Company to award, subject to approval by the Board of Directors, up to 950,000 shares of stock, to officers, employees, and directors, consultants and service providers of the Company or its affiliates.  Awards may be granted for a term of up to ten years from the effective date of grant. Under this Plan, our Board of Directors has sole discretion as to the exercise date of any awards granted.  The per-share exercise price of incentive stock awards may not be less than the market value of a share of common stock on the date the award is granted.  Any awards that expire unexercised or are canceled become available for re-issuance.

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

Restricted shares may be subject to one or more objective employment, performance or other forfeiture conditions established by the Plan Committee at the time of grant.  The restricted shares will not vest unless the Company’s retained earnings at the end of the fiscal quarter preceding the third anniversary of the restricted share award date are greater than the award value of the restricted shares.  Any shares of restricted stock that are forfeited will again become available for issuance under the Plan.  An employee or director has the right to vote the shares of restricted stock after grant until they are forfeited or vested.  Compensation cost for restricted stock is equal to the market value of the shares at the date of the award and is amortized to compensation expense over the vesting period.  Dividends, if any, will be paid on awarded but unvested stock.

During the six months ended June 30, 2011 and 2010 the Company issued 20,000 and 187,765 shares, respectively, of restricted stock pursuant to the 2006 Equity Incentive Plan.  The shares issued in 2011 and 2010 cliff vest in three years and are fully vested in 2013 and 2012, respectively, subject to meeting the performance criteria of the Plan.  The weighted-average fair value of restricted stock issued during the six months ended June 30, 2011 and 2010 was $2.20 and $4.00 per share, respectively.  Compensation cost associated with the issuance for 2011 and 2010 was $44,000 and $751,091, respectively, to be amortized over three years.  During the first six months of 2011 and 2010, 41,778 and 633 shares were forfeited having a weighted average price of $3.39 and $11.88, respectively.  Deferred compensation expense of $82,955 and $92,717, relating to restricted stock, was amortized to income during the six months ended June 30, 2011 and 2010, respectively.

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

The SARs compensation expense for the six months ended June 30, 2011 and 2010 was $26,895 and $36,917, respectively.

A summary of the status of the Company’s SARs as of June 30, 2011 and 2010 and changes during the period then ended is presented below.

	June 30,
	2011		2010
		Weighted-	Weighted-
		Average	Average
		Exercise	Exercise
	Shares	Price	Shares	Price
Outstanding at beginning of year	84,334	$14.95	89,293	$14.95
Forfeited	-	-	(794)	15.00
Outstanding at end of period	84,334	$14.95	88,499	$14.95

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

The carrying values and estimated fair values of the Company’s financial instruments at June 30, 3011 and December 31, 2010 were as follows:

	June 30, 2011		December 31, 2010
	Carrying	Estimated Fair	Carrying	Estimated Fair
	Amount	Value	Amount	Value
Financial Assets:
Cash and due from banks	$2,292,964	$2,292,964	$1,806,512	$1,806,512
Interest-bearing deposits with other banks	10,902,395	10,902,395	23,863,781	23,863,781
Time deposits in other banks	100,000	100,000	100,000	100,000
Securities available-for-sale	101,164,899	101,164,899	84,472,553	84,472,553
Nonmarketable equity securities	3,463,800	3,463,800	4,357,300	4,357,300
Loans, including loans held for sale	329,507,472	332,902,000	355,513,545	356,465,000
Accrued interest receivable	2,087,574	2,087,574	2,417,134	2,417,134

Financial Liabilities:
Demand deposit, interest-bearing transaction, and savings accounts	$209,219,137	$209,219,137	$191,818,861	$191,818,861
Certificates of deposit	219,752,174	225,573,000	263,431,604	266,448,000
Securities sold under agreements to repurchase	260,252	260,252	476,522	476,522
Advances from Federal Home Loan Bank	20,000,000	20,075,385	13,000,000	13,049,000
Junior subordinated debentures	10,310,000	10,310,000	10,310,000	10,310,000
Accrued interest payable	274,409	274,409	547,222	547,222

	Notional		Notional
	Amount		Amount
Off-Balance Sheet Financial Instruments:
Commitments to extend credit	$31,550,897		$32,932,922
Standby letters of credit	2,165,497		2,102,497

Generally accepted accounting principles (GAAP) provide a framework for measuring and disclosing fair value that requires disclosures about the fair value of assets and liabilities recognized in the balance sheet, whether the measurements are made on a recurring basis (for example, available-for-sale investment securities) or on a nonrecurring basis (for example, impaired loans).

Fair value is defined as the exchange in price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. GAAP also establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

The Company utilizes fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. Securities available-for-sale are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets on a nonrecurring basis, such as loans held for sale, loans held for investment and certain other assets. These nonrecurring fair value adjustments typically involve application of the lower of cost or market accounting or the writing down of individual assets.

Fair Value Hierarchy

The Company groups assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine the fair value. These levels are:

Level 1 -	Valuation is based upon quoted prices for identical instruments traded in active markets.

Level 2 -
Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

Level 3 -
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

Loans - The Company does not record loans at fair value on a recurring basis, however, from time to time, a loan is considered impaired and an allowance for loan loss is established.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan are considered impaired. Once a loan is identified as individually impaired, management measures the impairment. The fair value of impaired loans is estimated using one of several valuation methods, including the collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring a specific allowance represent loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At June 30, 2011 and December 31, 2010, substantially all of the impaired loans were evaluated based upon the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the loan as nonrecurring Level 3.

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

The tables below present the balances of assets and liabilities measured at fair value on a recurring basis by level within the hierarchy at June 30, 2011 and December 31, 2010.

	Total	Level 1	Level 2	Level 3
June 30, 2011
Available for-sale-securities:
U.S. Government agencies	$3,045,606	$-	$3,045,606	$-
Mortgage-backed securities	65,896,349	-	65,896,349	-
Municipals	32,210,194	-	32,210,194	-
Other	12,750	-	12,750	-
	101,164,899	-	101,164,899	-
Mortgage loans held for sale (1)	735,115	-	735,115	-
	$101,900,014	$-	$101,900,014	$-

December 31, 2010
Available for-sale-securities:
U.S. Government agencies	$5,178	$-	$5,178	$-
Mortgage-backed securities	35,769,713	-	35,769,713	-
Municipals	48,657,162	-	48,657,162	-
Other	40,500	-	40,500	-
	84,472,553	-	84,472,553	-
Mortgage loans held for sale (1)	1,185,576	-	1,185,576	-
	$85,658,129	$-	$85,658,129	$-
(1) Carried at the lower of cost or market.

There were no liabilities measured at fair value on a recurring basis at June 30, 2011 and December 31, 2010.

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  The following table presents the assets and liabilities measured at fair value on a nonrecurring basis at June 30, 2011 and December 31, 2010, aggregated by level in the fair value hierarchy within which those measurements fall.

	Total	Level 1	Level 2	Level 3
June 30, 2011
Impaired loans receivable	$28,228,471	$-	$28,228,471	$-
Other real estate owned	19,673,504	-	19,673,504	-
Total assets at fair value	$47,901,975	$-	$47,901,975	$-

December 31, 2010
Impaired loans receivable	$18,742,006	$-	$18,742,006	$-
Other real estate owned	14,669,051	-	14,669,051	-
Total assets at fair value	$33,411,057	$-	$33,411,057	$-

There were no liabilities measured at fair value on a nonrecurring basis at June 30, 2011 and December 31, 2010.

Impaired loans which are measured for impairment using the fair value of collateral for collateral dependent loans, had a carrying value of $28,402,226 at June 30, 2011 with a valuation allowance of $173,755.  Impaired loans had a carrying value of $19,301,570 at December 31, 2010 with a valuation allowance of $559,564.

Other real estate owned, which is measured at the lower of carrying amount or fair value less costs to sell, had a net carrying value of $19,673,504 and $14,669,051 at June 30, 2011 and December 31, 2010, respectively.  Write downs of other real estate owned for the six months ended June 30, 2011 and for the year ended December 31, 2010 were $718,255 and $202,662, respectively.

The Company has no assets or liabilities whose fair values are measured using level 3 inputs.

Note 12 - Subsequent Events

Subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued. Recognized subsequent events are events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements.  Unrecognized subsequent events are events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date.  Management has reviewed events occurring through the date the financial statements were issued and no subsequent events have occurred that require accrual or disclosure.

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

Overview

The following discussion describes our results of operation for the quarter and six months ended June 30, 2011 as compared to the quarter and six months ended June 30, 2010 and also analyzes our financial condition as of June 30, 2011 as compared to December 31, 2010.

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

Regulatory Matters

Following an examination of the Bank by the Federal Deposit Insurance Corporation (the “FDIC”) during the first quarter of 2010, the Bank’s Board of Directors agreed to enter into a Memorandum of Understanding (the “Bank MOU”) with the FDIC and South Carolina Commissioner of Banks (“SC State Board”) that became effective August 19, 2010.  Among other things, the Bank MOU provides for the Bank to (i) review and formulate objectives relative to liquidity and growth, including a reduction in reliance on volatile liabilities, (ii) formulate plans for the reduction and improvement in adversely classified assets, (iii) maintain a Tier 1 leverage capital ratio of 8% and continue to be “well capitalized” for regulatory purposes, (iv) continue to maintain an adequate allowance for loan and lease losses, (v) not pay any dividend to the Bank’s parent holding company without the approval of the regulators, (vi) review officer performance and consider additional staffing needs, and (vii) provide progress reports and submit various other information to the regulators.

In addition, on the basis of the same examination by the FDIC and the SC State Board, the Federal Reserve Bank of Richmond (the “Federal Reserve Bank”) requested that the Company enter into a separate Memorandum of Understanding, which the Company entered into in December 2010 (the “Company MOU”).  While this agreement provides for many of the same measures suggested by the Memorandum already in place for the Bank, the Company MOU requires that the Company seek pre-approval from the Federal Reserve Bank prior to the declaration or payment of dividends or other interest payments relating to its securities.  As a result, until the Company is no longer subject to the Company MOU, it will be required to seek regulatory approval prior to paying scheduled dividends on its preferred stock and trust preferred securities, including the Series A Preferred Stock and Series B Preferred Stock issued to the Treasury as part of our participation in the TARP CPP, as well as the Series C Preferred Stock issued as part of a private offering completed in 2010.  This provision will also apply to the Company’s common stock, although, to date, the Company has not elected to pay a cash dividend on its shares of common stock.  The Federal Reserve Bank approved the scheduled payment of dividends on the Company’s preferred stock and interest payments on the Company’s trust preferred securities for the first and second quarter of 2011.  However, no assurance can be given as to the ability of the Company to obtain approval from the Federal Reserve Bank to declare and pay such dividends and interest in future quarters while the Company MOU remains in effect.

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

Results of Operations

For the second quarter of 2011 our net income available to common shareholders was $127,885 compared to a net loss available to common shareholders of $773,768 for the second quarter of 2010.  This resulted in basic and diluted income per share of $0.03 for 2011, compared to basic and diluted loss per share of $0.20 for 2010.  The $901,653 improvement in our 2011 quarterly net income is primarily attributable to the reduction in our provision for loan losses and net gain on the sale of securities.  As compared to the second quarter of 2010, our provision for loan losses declined $1,597,800 in the second quarter of 2011.  Also during the second quarter of 2011, we earned a net gain on the sale of securities of $535,581.  However, our earnings for the second quarter of 2011 compared to 2010 were negatively impacted by the $952,457 increase in our expenses related to our properties acquired through foreclosures.

For the six months ended June 30, 2011 and 2010, we incurred a net loss available to common shareholders of $50,593 and $492,108, respectively.  This resulted in basic and diluted loss per share of $0.01and $0.13 for 2011 and 2010, respectively. The $441,515 improvement in our earnings for the six months ended June 30, 2011 compared to the comparable 2010 period is primarily attributable to the reduction in our provision for loan losses and net gain on the sale of securities.  As compared to the first six months of 2010, our provision for loan losses declined $1,542,775 in the first six months of 2011.  Also during the first six months of 2011, we earned a net gain on the sale of securities of $580,856.  However, our earnings for the first six months of 2011 compared to 2010 were negatively impacted by the $1,137,955 increase in our expenses related to our properties acquired through foreclosures.

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

Net interest income increased $323,680 or 8.15%, to $4,295,069 for the quarter ended June 30, 2011, from $3,971,389 for the comparable period of 2010.  Our net interest income for the six months ended June 30, 2011 and 2010 was $8,374,374 and $8,214,470, respectively. This represents an increase of $159,904 or 1.95%.  The improvement in our net interest income for both periods is due primarily to the fact that our average interest earning assets decreased less than our interest-bearing liabilities during both the three and six months ended June 30, 2011, as compared to the comparable 2010 periods.  See “Rate/Volume Analysis” below for a more detailed discussion.

For the second quarter of 2011, average-earning assets totaled $458,992,658 with an annualized average yield of 5.16% compared to $543,619,700, and 5.25%, respectively, for the second quarter of 2010.  Average interest-bearing liabilities totaled $421,468,754 with an annualized average cost of 1.53% for second quarter of 2011 compared to $506,075,351 and 2.49%, respectively, for the second quarter of 2010.

Average earning assets for the six months ended June 30, 2011 and 2010 were $461,107,118 and $554,734,316, respectively, with an annualized average yield of 5.18% and 5.32% respectively.  Average interest-bearing liabilities totaled $425,955,102 and $516,850,506 with an annualized average cost of 1.64% and 2.50% for the six months ended June 30, 2011 and 2010, respectively.

Our net interest margin and net interest spread were 3.75% and 3.63%, respectively, for the second quarter of 2011 compared to 2.93% and 2.76%, respectively, for the second quarter of 2010.  For the six months ended June 30, 2011, our net interest margin and net interest spread were 3.66% and 3.54%, respectively compared to 2.99% and 2.82%, respectively for the comparable period of 2010.

Because loans often provide a higher yield than other types of earning assets, one of our goals is to maintain our loan portfolio as the largest component of total earning assets.  Loans comprised 73.59% and 74.31% of average earning assets for the three and six months ending June 30, 2011, respectively compared to 70.61% and 70.93%, respectively for the comparable period of 2010.

Loan interest income for the three and six months ended June 30, 2011 was $5,019,414 and $10,089,688, respectively compared to $5,853,126 and $12,066,213, respectively for the comparable periods of 2010.  The annualized average yield on loans was 5.96% and 5.94%, respectively, for the three and six months ended June 30, 2011 compared 6.12% and 6.18%, respectively for the comparable 2010 periods.  For the three and six months ended June 30, 2011, compared to the three and six months ended June 30, 2010, the average balances of our loans decreased $46,110,827, or 12.01% and $50,870,775, or 12.93%, respectively.  Our loan interest income for the three and six months ended June 30, 2011, continued to be negatively impacted by the lower loan demand, which has also reduced our loan pricing, and the high volume of our nonperforming loans.

Available-for-sale investment securities averaged $85,044,770, or 18.53% of average earning assets, for the second quarter of 2011 compared to $121,769,526, or 22.40% of average earning assets for the second quarter of 2010.  Available-for-sale investment securities averaged $83,926,325 and 18.20% of average earning assets for the six months ended June 30, 2011 compared to $121,716,010 and 21.94% for the six months ended June 30, 2010.  Interest earned on available-for-sale securities amounted to $850,200 and $1,689,817 for the three and six months ended June 30, 2011, respectively, compared to $1,237,164 and $2,500,055 respectively, for the same periods last year.  With the relatively low yield available on our securities portfolio, we chose to instead reduce our securities position proportionally with a reduction in higher cost deposits as part of our effort to reduce interest expense.  The annualized average yield on available-for-sale investment securities was 4.01% and 4.08% for the second quarter of 2011 and 2010, respectively.  The annualized average yield on available-for-sale investment securities was 4.06% and 4.14% for the six months ended June 30, 2011 and 2010, respectively.

Our average interest-bearing deposits were $391,255,203 and $468,900,623 for the second quarter of 2011 and 2010, respectively. This represented a decrease of $77,645,420, or 16.56%.  Our average interest-bearing deposits were $396,241,599 and $478,836,381 for the six months ended June 30, 2011 and 2010, respectively. This represented a decrease of $82,594,782, or 17.25%.  Total interest paid on deposits for the three and six months ended June 30, 2011 was $1,620,911 and $3,396,975, respectively, compared to $2,753,247 and $5,626,218 for the same periods of 2010.  The annualized average cost of deposits was 1.66% and 2.36% for the three months ended June 30, 2011 and 2010, respectively.  The annualized average cost of deposits was 1.73% and 2.37% for the six months ended June 30, 2011 and 2010, respectively.  As our loan demand declined, we concurrently lowered our rates paid for deposits, especially for time deposits, which is the primary reason why our average time deposits were 28.86% and 28.00% lower during the three and six months ended June 30, 2011 than during the comparable 2010 periods.

The average balance of other interest-bearing liabilities was $30,213,551 and $37,174,728 for the three months ending June 30, 2011and 2010, respectively.  This represented a decrease of $6,961,177 and 18.73%.  For the six months ending June 30, 2011 and 2010 the average balance of other interest bearing liabilities was $29,713,503 and $38,014,125, respectively.  This represented a decrease of $8,300,622, or 21.84%.  The decrease in both periods is mainly attributable to the decrease in our average borrowings from the Federal Home Loan Bank.  With the weakness in loan demand we experienced during the past year, we became less reliant on borrowings from the Federal Home Loan Bank to meet our funding needs.  We have instead shifted our focus to building locally-sourced core deposits in order to provide a lower-cost source of liquidity.

The following table sets forth, for the period indicated, certain information related to our average balance sheet and our average yields on assets and average costs of liabilities.  Such yields are derived by dividing income or expense by the average balance of the corresponding assets or liabilities.  Average balances have been derived from the daily balances throughout the periods indicated.

Three Months Ended June 30,

	Average Balances, Income and Expenses, and Rates
	2011			2010			2009
(Dollars in thousands)	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Earning assets:
Loans (1)	$337,755	$5,019	5.96%	$383,866	$5,853	6.12%	$479,368	$6,870	5.75%
Securities, taxable	40,157	367	3.67	60,929	583	3.84	41,464	472	4.56
Securities, nontaxable	44,888	483	4.32	60,841	654	4.31	37,326	432	4.65
Other earning assets	36,193	31	0.34	37,984	27	0.28	62,337	28	0.18
Total earning assets	458,993	5,900	5.16	543,620	7,117	5.25	620,495	7,802	5.04
Non-earning assets:	61,643			59,094			40,293
Total assets	$520,636			$602,714			$660,788

Liabilities and Shareholders' Equity
Interest-bearing deposits:
Transaction accounts	$36,423	$44	0.48	$37,260	$45	0.48%	$37,750	$54	0.57%
Savings and money market accounts	123,829	259	0.84	106,910	343	1.29	97,474	481	1.98
Time deposits	231,003	1,318	2.29	324,730	2,365	2.93	349,664	2,740	3.14
Total interest-bearing deposits	391,255	1,621	1.66	468,900	2,753	2.36	484,888	3,275	2.71
Other interest-bearing liabilities:
Federal Home Loan Bank bank borrowing	19,660	69	1.41	26,077	238	3.66	64,785	569	3.52
Junior subordinated debentures	10,310	(85)	(3.31)	10,310	155	6.01	10,310	154	6.01
Other	244	-	0.00	788	-	0.00	1,260	-	0.00
Total other interest-bearing liabilities	30,214	(16)	(0.21)	37,175	393	4.23	76,355	723	3.79
Total interest-bearing liabilities	421,469	1,605	1.53	506,075	3,146	2.49	561,243	3,998	2.86
Noninterest-bearing deposits	49,374			44,076			44,433
Other liabilities	2,588			5,154			2,580
Shareholders' equity	47,205			47,409			52,532
Total liabilities and equity	$520,636			$602,714			$660,788

Net interest income/interest spread		$4,295	3.63%		$3,971	2.76%		$3,804	2.18%

Net yield on earning assets			3.75%			2.93%			2.46%

(1)	Includes mortgage loans held for sale and nonaccruing loans

Six Months Ended June 30,

	Average Balances, Income and Expenses, and Rates
	2011			2010			2009
(Dollars in thousands)	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Earning assets:
Loans (1)	$342,626	$10,090	5.94%	$393,496	$12,066	6.18%	$483,600	$13,838	5.77%
Securities, taxable	37,504	672	3.61	61,031	1,193	3.94	44,006	1,003	4.60
Securities, nontaxable	46,422	1,017	4.42	60,685	1,307	4.34	33,219	746	4.53
Other earning assets	34,555	55	0.32	39,522	55	0.28	43,430	38	0.17
Total earning assets	461,107	11,834	5.18	554,734	14,621	5.32	604,255	15,625	5.21
Non earning assets:	62,401			56,346			39,472
Total assets	$523,508			$611,080			$643,727

Liabilities and Shareholders' Equity
Interest-bearing deposits:
Transaction accounts	$37,381	$96	0.52%	$39,295	$88	0.45%	$35,929	$103	0.58%
Savings and money market accounts	117,294	472	0.81	104,040	680	1.32	98,329	851	1.74
Time deposits	241,567	2,829	2.36	335,501	4,858	2.92	324,662	5,206	3.23
Total interest-bearing deposits	396,242	3,397	1.73	478,836	5,626	2.37	458,920	6,160	2.71
Other interest-bearing liabilities:
Federal Home Loan Bank bank borrowing	19,094	137	1.44	26,924	474	3.55	73,368	1,234	3.39
Junior subordinated debentures	10,310	(74)	(1.45)	10,310	307	6.01	10,310	307	6.00
Other	309	-	0.00	780	-	0.00	6,508	36	1.12
Total other interest-bearing liabilities	29,713	63	0.43	38,014	781	4.14	90,186	1,577	3.53
Total interest-bearing liabilities	425,955	3,460	1.64	516,850	6,407	2.50	549,106	7,737	2.84
Noninterest-bearing deposits	47,254			43,724			45,996
Other liabilities	2,531			3,983			2,373
Shareholders' equity	47,768			46,523			46,252
Total liabilities and equity	$523,508			$611,080			$643,727

Net interest income/interest spread		$8,374	3.54%		$8,214	2.82%		$7,888	2.37%

Net yield on earning assets			3.66%			2.99%			2.63%

(1)	Includes mortgage loans held for sale and nonaccruing loans

Net interest income can be analyzed in terms of the impact of changing interest rates and changing volume.  The following tables set forth the effect which the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the periods presented.

Three Months Ended June 30,

	2011 Compared to 2010			2010 Compared to 2009
(Dollars in thousands)	Due to increase (decrease) in			Due to increase (decrease) in
	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Loan	$(685)	$(149)	$(834)	$(1,437)	$420	$(1,017)
Securities, taxable	(191)	(25)	(216)	194	(83)	111
Securities, tax exempt	(173)	2	(171)	256	(34)	222
Other earning assets	-	4	4	(13)	12	(1)
Total interest income	(1,049)	(168)	(1,217)	(1,000)	315	(685)

Interest expense:
Interest-bearing deposits
Interest-bearing transaction accounts	(1)	-	(1)	(1)	(8)	(9)
Savings and money market accounts	48	(132)	(84)	43	(181)	(138)
Time deposits	(599)	(448)	(1,047)	(189)	(186)	(375)
Total interest-bearing deposits	(552)	(580)	(1,132)	(147)	(375)	(522)

Other interest-bearing liabilities
Federal Home Loan Bank borrowings	(49)	(120)	(169)	(353)	22	(331)
Junior subordinated debentures	-	(240)	(240)	1	-	1
Total other interest-bearing liabilities	(49)	(360)	(409)	(352)	22	(330)
Total interest expense	(601)	(940)	(1,541)	(499)	(353)	(852)
Net interest income	$(448)	$772	$324	$(501)	$668	$167

Six Months Ended June 30,

	2011 Compared to 2010			2010 Compared to 2009
(Dollars in thousands)	Due to increase (decrease) in			Due to increase (decrease) in
	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Loans	$(1,519)	$(457)	$(1,976)	$(2,706)	$934	$(1,772)
Securities, taxable	(428)	(93)	(521)	349	(159)	190
Securities, tax exempt	(314)	24	(290)	592	(31)	561
Other earning assets	(7)	7	-)	(3)	20	17
Total interest income	(2,268)	(519)	(2,787)	(1,768)	764	(1,004)

Interest expense:
Interest-bearing deposits
Interest-bearing transaction accounts	(4)	12	8	9	(24)	(15)
Savings and money market accounts	79	(287)	(208)	46	(217)	(171)
Time deposits	(1,204)	(825)	(2,029)	168	(516)	(348)
Total interest-bearing deposits	(1,129)	(1,100)	(2,229)	223	(757)	(534)

Other interest-bearing liabilities
Federal Home Loan Bank borrowings	(111)	(226)	(337)	(816)	56	(760)
Junior subordinated debentures	-	(381)	(381)	-	-	-
Other	-	-	-	(17)	(19)	(36)
Total other interest-bearing liabilities	(111)	(607)	(718)	(833)	37	(796)
Total interest expense	(1,240)	(1,707)	(2,947)	(610)	(720)	(1,330)
Net interest income	$(1,028)	$1,188	$160	$(1,158)	$1,484	$326

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

Additions to the allowance for loan losses, which are expensed as the provision for loan losses on our statement of operations, are made periodically to maintain the allowance at an appropriate level based on management’s analysis of the potential risk in the loan portfolio. Loan losses and recoveries are charged or credited directly to the allowance. The amount of the provision is a function of the level of loans outstanding, the level of nonperforming loans, historical loan loss experience that incorporates geographic segmentation analysis, the amount of loan losses actually charged against the reserve during a given period, and current and anticipated economic conditions.

The allowance represents an amount that management believes will be adequate to absorb inherent losses on existing loans that may become uncollectible. Our judgment as to the adequacy of the allowance for loan losses is based on a number of assumptions about future events, which we believe to be reasonable, but which may or may not prove to be accurate. Our determination of the allowance for loan losses is based on regular evaluations of the collectability of loans, including consideration of factors such as the balance of impaired loans, the quality, mix, and size of our overall loan portfolio, economic conditions that may affect the borrower’s ability to repay, the amount and quality of collateral securing the loans, our historical loan loss experience, and a review of specific problem loans. We also consider subjective issues such as changes in our lending policies and procedures, changes in the local and national economy, changes in volume or type of credits, changes in the volume or severity of problem loans, quality of loan review and board of director oversight, concentrations of credit, and peer group comparisons.

More specifically, in determining our allowance for loan losses, we regularly review loans for specific and impaired reserves based on the appropriate impairment assessment methodology. Pooled reserves are determined using historical loss trends measured over a four quarter average applied to risk rated loans grouped by Federal Financial Examination Council (“FFIEC”) call code and segmented by impairment status. The pooled reserves are calculated by applying the appropriate historical loss ratio to the loan categories. Impaired loans greater than a minimum threshold established by management are excluded from this analysis. The sum of all such amounts determines our pooled reserves. Earlier this year, the Company undertook a thorough statistical review of our recognized loss history during the 2010 calendar year. This analysis revealed that over 80% of our losses were concentrated in the coastal markets. Management elected to reduce the Bank’s portfolio exposure to the coastal markets due to this and other factors. As a result, we determined that it would be appropriate to modify our loss history calculation to segment our losses by geography. We now calculate a loss factor for each geographic region, then weight the overall loss factor by the geographic weight remaining in the overall portfolio. Over time, we expect these changes to our loan loss allowance methodology to have a material impact on our required allowance level as we continue to reduce our exposure to certain markets. We have also shortened the period over which we review historical losses from eight quarters to four in response to industry trends and conditions; the shorter loss history window is more in line with our peer group and tracks more closely the unusual market volatility of the past several years, making the provision estimate more responsive to current economic conditions. This analysis is updated each quarter end for the prior four quarters; the current model assess losses through the first quarter of 2011.

As we mentioned above, we track our portfolio and analyze loans grouped by FFIEC call code categories. The first step in this process is to risk grade each and every loan in the portfolio based on one common set of parameters. These parameters include items like debt-to-worth ratio, liquidity of the borrower, net worth, experience in a particular field and other factors such as underwriting exceptions. Weight is also given to the relative strength of any guarantors on the loan.

After risk grading each loan, we then segment the portfolio by FFIEC call code groupings, separating out substandard or impaired loans. The remaining loans are grouped into “performing loan pools.” The loss history for each performing loan pool is measured over a specific period of time to create a loss factor for each geographic region. The overall loss factor is then calculated by weighting each geographic region within the overall portfolio. The relevant look back period is determined by management, regulatory guidance, and current market events. The loss factor is then applied to the pool balance and the reserve per pool calculated. Loans deemed to be substandard but not impaired are segregated and a loss factor is applied to this pool as well. Loans are segmented based upon sizes as smaller impaired loans are pooled and a loss factor applied, while larger impaired loans are assessed individually using the appropriate impairment measuring methodology. Finally, five qualitative factors are utilized to assess economic and other trends not currently reflected in the loss history. These factors include concentration of credit across the portfolio, the experience level of management and staff, effects of changes in risk selection and underwriting practice, industry conditions and the current economic and business environment. A quantitative value is assigned to each of the five factors, which is then applied to the performing loan pools. Negative trends in the loan portfolio increase the quantitative values assigned to each of the qualitative factors and, therefore, increase the reserve. For example, as general economic and business conditions decline, this qualitative factor’s quantitative value will increase, which will increase the reserve requirement for this factor. Similarly, positive trends in the loan portfolio, such as improvement in general economic and business conditions, will decrease the quantitative value assigned to this qualitative factor, thereby decreasing the reserve requirement for this factor. These factors are reviewed and updated by our risk management committee on a regular basis to arrive at a consensus for our qualitative adjustments.

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

As of June 30, 2011 and 2010, the allowance for loan losses was $4,695,843 and $7,048,764, respectively, a decrease of $2,352,921, or 33.38%, from the 2010 allowance. However, as a percentage of total loans, the allowance for loan losses was 1.43% and 1.88% at June 30, 2011 and 2010, respectively. The decrease in the allowance for loan losses is due primarily to the significant reduction in our actual net loan losses for the four quarters ended June 30, 2011, as compared to the four quarters ended June 30, 2010. Our net loan losses declined due to both lower amounts of loans charged off and to the much higher recovery of loans previously charged off than historically experienced. In computing the allowance for loan losses for June 30, 2011, the historical net loan loss amounts included in the calculation dropped more than 30%. A large portion of this reduction was related to losses calculated for the construction and development loan portfolio; we are finding that this portfolio has not only declined dramatically in terms of absolute exposure but losses in this portfolio appear to have moderated as well.  These changes in the risk profile of our loan portfolio have resulted in a reduction in the amount of reserves required as part of the Bank’s allowance. We currently expect the majority of future losses to come through other loan categories, depending on regional and national economic developments.  See “Activity in the Allowance for Loan Losses” below for additional information regarding our asset quality and loan portfolio.

For the second quarter of 2011 and 2010, the provision for loan losses was $282,010 and $1,879,810, respectively, a decrease of $1,597,800 or 85.00%. The provision for loan losses was $523,124 and $2,065,899 for the six months ended June 30, 2011 and 2010, respectively. This represents a decrease of $1,542,775, or 74.68%. The decrease in the provision for loan losses for both periods is primarily attributable to the stabilization of the credit quality relative to our experience of the last several years. We have found that the rate of deterioration and the rate of disposition have entered into equilibrium in recent months. We are resolving problem assets through charge-off, collateral disposition, and workout / recovery at roughly the same pace that other assets are deteriorating. For example, our classified assets balance measured in the second quarter of 2011 increased only slightly compared to the first quarter of 2011, whereas in 2009, it doubled. Historically, the rate of deterioration was much higher than the rate of disposition, leading to the dramatic historical increase in problem assets. Obviously, we do not expect this trend to continue indefinitely, and believe the outcome will be determined by regional and national economic conditions. Should economic conditions remain relatively stable or begin to improve, we are optimistic the rate of disposition will begin to exceed the rate of deterioration. If economic conditions deteriorate, however, then this will have a negative effect on our loan portfolio and will require additional adjustments to our reserves and provision, and would have a negative impact on our operating results.

The provision expense estimate is the result of a robust statistical model that is based on historical credit losses and geographic segmentation analysis, as well as a thorough individual analysis of large impaired credits. It is, however, subject to a great degree of volatility and is sensitive to current quarter loss experience and real estate collateral values in the marketplace. While we expect our current period loss experience to be lower than that realized historically, there can be no assurance that this will occur. In particular, if regional or national economic conditions do not improve, or decline in the coming months, then the provision expense will stabilize or rise in proportion with the risk profile of our loan portfolio in a future quarter. We are closely monitoring recent economic developments and their impact on the portfolio and, more generally, our market area.

We believe the allowance for loan losses at June 30, 2011, is adequate to meet potential loan losses inherent in the loan portfolio, and, as described earlier, to maintain the flexibility to adjust the allowance should our local economy and loan portfolio either improve or decline in the future.

Noninterest Income

The following table sets forth information related to our noninterest income.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Service charges on deposit accounts	$447,228	$443,470	$892,790	$911,690
Gain on sale of mortgage loans	178,603	170,420	301,648	380,463
Gain on sale of securities available-for-sale	535,581	-	580,856	1,602
Other income	428,452	344,922	821,263	707,342
Total noninterest income	$1,589,864	$958,812	$2,596,557	$2,001,097

Noninterest income increased $631,052, or 65.82%, to $1,589,864 for the second quarter of 2011 from $958,812 for the second quarter of 2010. Noninterest income increased $595,460, or 29.76%, to $2,596,557 for the first half of 2011 from $2,001,097 for the first half of 2010. Due to the weak demand for mortgage loans and the bottoming out of residential mortgages being refinanced because of low interest rates, our gain on the sale of mortgage loans was $78,815 or 20.72% lower for the six months ended June 30, 2011 compared to the same period of 2010. The increase in our noninterest income for the three and six months ended June 30, 2011 compared to the comparable 2010 periods, was positively impacted by the gain recognized on sale of securities available-for-sale.

Noninterest Expense

For the quarter ended June 30, 2011, noninterest expense totaled $5,307,111 which is $1,119,164, or 26.72%, higher than our noninterest expense for the quarter ended June 30, 2010. For the six months ended June 30, 2011 and 2010, noninterest expense totaled $10,331,011 and $8,823,322, respectively, equating to an increase of $1,507,689, or 17.09% for 2011 compared to 2010.

The primary reason for the increase in our noninterest expense for the three and six months ended June 30, 2011 compared to the same 2010 periods is attributable to the increase in the following expense items:

1.
Expenses relating to our other real estate owned for the quarters ended June 30, 2011 and 2010, was $1,056,394 and $103,937, respectively, which represents an increase of $952,457. For the six months ended June 30, 2011, the expense was $1,532,618 and $394,663, respectively, which equates to an increase of $1,137,955. The increase in both periods is attributable to the significant increase in the volume in other real estate owned. At June 30, 2011, our other real estate owned totaled $19,673,504 compared to $12,268,366 at June 30, 2010.

2.
Mortgage loan expense was $356,140 and $351,837 higher for the three and six months ended June 30, 2011, compared to the comparable 2010 periods, respectively. Due to a positive change in our mortgage litigation contingency outlook, the mortgage loan expense for the 2010 periods was reduced by a positive adjustment of $350,000 to our mortgage loan buyback expense.

Our income tax provision for the three and six months ended June 30, 2011 consists of a tax benefit of $125,708 and $419,394, respectively compared to $658,403 and $724,635, respectively for the comparable 2010 periods. The decrease in the tax benefit for both periods is attributable to the relationship of our non-taxable income generated from investments in bank-owned life insurance and tax-exempt municipal bonds to our net income (loss) before income taxes.

Balance Sheet Review

General

At June 30, 2011, we had total assets of $512.2 million, consisting principally of $328.8 million in loans, $104.6 million in investment securities, and $13.2 million in cash and due from banks. Our liabilities at June 30, 2011, totaled $462.1 million, which consisted principally of $429.0 million in deposits, $20.0 million in FHLB advances, and $10.6 million in other borrowings. At June 30, 2011, our shareholders’ equity was $50.1 million.

At December 31, 2010, we had total assets of $530.1 million, consisting principally of $354.3 million in loans, $88.8 million in investment securities, and $25.7 million in cash and due from banks. Our liabilities at December 31, 2010 totaled $481.5 million, consisting principally of $455.3 million in deposits, $13.0 million in FHLB advances, and $10.8 million in other borrowings. At December 31, 2010, our shareholders' equity was $48.6 million.

Investment Securities

The investment securities portfolio, which is also a component of our total earning assets, consists of securities available-for-sale and nonmarketable equity securities.

At June 30, 2011 our investment in available-for sale securities was $101,164,899, this is $16,692,346, or 19.76%, higher than our investment of $84,472,553 in available-for-sale securities at December 31, 2010.

The amortized costs and the fair value of our securities available-for-sale at June 30, 2011 and December 31, 2010 are shown in the following table.

	June 30, 2011		December 31, 2010
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Government sponsored enterprises	$2,898,456	$3,045,606	$5,031	$5,178
Mortgage-backed securities	64,944,510	65,896,349	35,361,686	35,769,713
Municipal securities	31,972,685	32,210,194	49,804,336	48,657,162
Other	200,000	12,750	200,000	40,500
Total	$100,015,651	$101,164,899	$85,371,053	$84,472,553

At June 30, 2011, securities classified as available-for-sale are recorded at fair market value. Approximately 74.31% of the unrealized losses, or five individual securities, consisted of securities in a continuous loss position for twelve months or more. We do not intend to sell these securities in the near future and it is more likely than not that we will not be required to sell these securities before recovery of their amortized cost. We believe, based on industry analyst reports and credit ratings, that the deterioration in value is attributable to changes in market interest rates and is not in the credit quality of the issuer and therefore, these losses are not considered other-than-temporary.

Securities Available-for-Sale Maturity Distribution and Yields

Contractual maturities and yields on our available for sale securities at June 30, 2011 are shown in the following table. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	U.S Government
	Agencies and
	Corporations		Municipals		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield
Due within one year	$129	4.07%	$-	0.00%	$129	4.07%
Due after one year but within five years	448	4.01	6,709	4.04	7,157	4.04
Due after five years but within ten years	675	4.01	10,410	4.21	11,085	4.20
Due after ten years	1,794	4.01	15,091	4.30	16,885	4.27
Total securities (1)	$3,046	4.02%	$32,210	4.22%	$35,256	4.20%

(1)	Excludes mortgage-backed securities totaling $31,770,000 with a yield of 4.22% and other securities totaling $12,750.

During the first six months of 2011, we sold $27,898,732 of available-for-sale securities and replaced them with higher investor-rated securities.

At June 30, 2011 and December 31, 2010, nonmarketable equity securities totaled $3,463,800 and $4,357,300, respectively, consisting of Federal Home Loan Bank stock and Community Bankers Bank stock. These stocks are recorded at their original cost. At June 30, 2011 and December 31, 2010 the Federal Home Loan Bank stock totaled $3,405,700 and $4,299,200, respectively. The Community Bankers Bank stock totaled $58,100 at June 30, 2011 and December 31, 2010.

Loans

Loans, including loans held for sale, are the largest category of earning assets and typically provide higher yields than the other types of earning assets. Associated with the higher loan yields are the inherent credit and liquidity risks that we attempt to control and counterbalance. Loans averaged $342,625,450 during the six months ended June 30, 2011 compared to $393,496,225 during the six months ended June 30, 2010, a decrease of $50,870,775, or 12.93%. At June 30, 2011, total loans were $329,507,472 compared to $355,513,545 at December 31, 2010, a decrease of $26,006,073, or 7.32%. Excluding loans held for sale, loans were $328,772,357 at June 30, 2011, compared to $354,327,969 at December 31, 2010, which equated to a decrease of $25,555,612, or 7.21%. This decrease is the result of the economic downturn in our markets and worldwide deleveraging that caused the volume of new loan customers and average loan balances carried by current customers to decrease.

The following table summarizes the composition of our loan portfolio June 30, 2011 and December 31, 2010.

	June 30,	% of	December 31,	% of
	2011	Total	2010	Total
Mortgage loans on real estate
Construction	$50,893,002	15.48%	$62,635,354	17.68%
Residential 1-4 family	48,429,244	14.73	50,085,085	14.13
Multifamily	4,893,050	1.49	9,337,285	2.64
Second mortgages	8,043,146	2.45	4,782,583	1.35
Equity lines of credit	26,025,204	7.92	27,989,649	7.90
Commercial	143,689,916	43.70	152,178,318	42.95
Total mortgage loans	281,973,562	85.77	307,008,274	86.65
Commercial and industrial	38,579,950	11.73	40,856,292	11.53
Consumer	7,815,669	2.38	6,057,089	1.71
Other, net	403,176	0.12	406,314	0.11
Total loans	$328,772,357	100.00%	$354,327,969	100.00%

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

The largest component of our loan portfolio is real estate mortgage loans. At June 30, 2011, real estate mortgage loans totaled $231,080,560 and represented 70.29% of the total loan portfolio, compared to $244,372,920, or 68.97%, at December 31, 2010. This percentage increase is largely attributable to a significant decrease in our portfolio of construction mortgage loans.

Residential mortgage loans totaled $87,390,644 at June 30, 2011, and represented 26.58% of the total loan portfolio, compared to $92,194,602 and 26.02%, respectively, at December 31, 2010. Residential real estate loans consist of first and second mortgages on single or multi-family residential dwellings. Nonresidential mortgage loans, which include commercial loans and other loans secured by multi-family properties and farmland, totaled $143,689,916 at June 30, 2011, compared to $152,178,318 at December 31, 2010. This represents a decrease of $8,488,402, or 5.58%, from the December 31, 2010 balance. Real estate construction loans were $50,893,002 and $62,635,354 at June 30, 2011 and December 31, 2010, respectively, and represented 15.48% and 17.68% of the total loan portfolio, respectively. Currently, the demand for all types of real estate mortgage loans in our market area is very weak, largely because of the general economic downturn that has affected many businesses and individuals in our market area.

Commercial and industrial loans decreased $2,276,342, or 5.57%, to $38,579,950 at June 30, 2011, from $40,856,292 at December 31, 2010. The decrease is mainly due to the economic downturn in our markets that caused the demand for these types of loans to decrease. At June 30, 2011 and December 31, 2010, commercial and industrial loans represented 11.73% and 11.53%, respectively, of the total loan portfolio.

Our loan portfolio is also comprised of consumer and other loans that totaled $8,212,845 and $6,463,403 at June 30, 2011 and December 31, 2010, respectively. At June 30, 2011 and December 31, 2010, these loans represented 2.50% and 1.82%, respectively, of the total loan portfolio.

Our loan portfolio reflects the diversity of our markets. The economies of our markets contain elements of medium and light manufacturing, higher education, regional health care, and distribution facilities. Over the remainder of 2011, we expect our local economy to remain stable; however, due to the current economic challenges facing our markets, we do not expect any material growth in our loan portfolio in the near future. We do not engage in foreign lending.

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

Loan Maturity Schedule and Sensitivity to Changes in Interest Rates

The following table summarizes the loan maturity distribution by collateral type and related interest rate characteristics at June 30, 2011.

		Over
		One Year
	One Year or	Through	Over Five
(Dollars in thousands)	Less	Five Years	Years	Total
Commercial and industrial	$22,618	$15,961	$1	$38,580
Real estate	107,849	149,018	25,107	281,974
Consumer and other	4,043	3,786	389	8,218
	$134,510	$168,765	$25,497	$328,772
Loans maturing after one year with:
Fixed interest rates				$121,460
Floating interest rates				72,802
				$194,262

Activity in the Allowance for Loan Losses

The following table summarizes the activity related to our allowance for loan losses for the six months ended June 30, 2011 and 2010.

	Six Months Ended
	June 30,
(Dollars in thousands)	2011	2010
Balance, January 1	$6,271	$9,801
Loans charged off:
Real estate – construction	1,035	2,882
Real estate – mortgage	1,052	2,755
Commercial and industrial	415	889
Consumer and other	15	63
Total loan losses	2,517	6,589
Recoveries of previous loan losses:
Real estate – construction	253	166
Real estate – mortgage	128	1,102
Commercial and industrial	38	375
Consumer and other	-	128
Total recoveries	419	1,771
Net charge-offs	(2,098)	(4,818)
Provision for loan losses	523	2,066
Balance, June 30	$4,696	$7,049
Total loans outstanding, end of period	$328,772	$375,344
Allowance for loan losses to loans outstanding	1.43%	1.88%

Risk Elements in the Loan Portfolio

The following table shows the nonperforming assets at June 30, 2011 and 2010.

June 30,
(Dollars in thousands)	2011	2010
Loans over 90 days past due and still accruing	$4,615	$2,260
Loans on nonaccrual:
Real Estate Construction	9,528	13,587
Real Estate Mortgage	9,941	4,917
Commercial	739	988
Consumer	9	9
Total nonaccrual loans	20,217	19,501
Total of nonperforming loans	24,832	21,761
Other nonperforming assets	19,674	12,268
Total nonperforming assets	$44,506	$34,029
Percentage of nonperforming assets to total assets	8.69%	5.74%
Percentage of nonperforming loans to total loans	7.55%	5.80%
Allowance for loan losses as a percentage of non-performing loans	18.91%	32.39%

Loans over 90 days past due and still accruing – As of June 30, 2011 and 2010, we had loans totaling $4,614,678 and $2,260,431, respectively, that were past due over 90 days and still accruing interest.   All loans are secured by real estate and included in our impaired loan classification at June 30, 2011 and 2010.  The increase in this category is primarily attributable to one loan that is more than adequately secured.

Nonaccruing loans – At June 30, 2011 and 2010, loans totaling $20,217,438 and $19,501,320, respectively, were in nonaccrual status.  Generally, loans are placed on nonaccrual status if principal or interest payments become 90 days past due and/or we deem the collectability of the principal and/or interest to be doubtful.  Generally, once a loan is placed in nonaccrual status, all previously accrued and uncollected interest is reversed against interest income, unless collection of interest accrued to date is expected.  Interest income on nonaccrual loans is recognized on a cash basis when the ultimate collectability is no longer considered doubtful.  Loans are returned to accrual status when the principal and interest amounts contractually due are brought current and future payments are reasonably assured.  If interest on our loans classified as nonaccrual at June 30, 2011 and 2010 had been recognized on a fully accruing basis, we would have recorded approximately $478,000 and $175,000 of additional interest income for the six months ended June 30, 2011 and 2010, respectively.  We note that the increased volume of nonaccrual real estate mortgage loans was roughly offset by a reduction in the volume of non-accrual real estate construction loans that were primarily located in coastal markets that were harder hit by the economic downturn.  All nonaccruing loans at June 30, 2011 and 2010 were included in our classification of impaired loans at those dates.

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

At June 30, 2011, we had restructured loans totaling $2,827,504 consisting of ten borrowers.  All loans were secured by real estate and included in our classification of impaired loans at June 30, 2011.  These loans were performing and generally renegotiated for lower interest rates.  In most cases, these restructured loans were made as a result of the general economic downturn and its effect on depressing real estate sales and purchases and other economic activity in our market area.  Restructures loans totaled $2,301,000 at June 30, 2010.  All restructured loans at June 30, 2011 and 2010 were included in our classification of impaired loans.

Impaired loans - At June 30, 2011, we had impaired loans totaling $28,402,226, as compared to $19,501,320 at June 30, 2010.  Included in the impaired loans at June 30, 2011 were 10 borrowers that accounted for approximately 69.81% of the total amount of the impaired loans at that date.  These loans were primarily commercial real estate loans located in coastal South Carolina.  Impaired loans, as a percentage of total loans, were 8.64% at June 30, 2011 as compared to 5.80% at June 30, 2010.

During the first six months of 2011, the average investment in impaired loans was approximately $25,419,000 as compared to $23,241,000 during the first six months of 2010.  Impaired loans with a specific allocation of the allowance for loan losses totaled approximately $1,393,000 and $13,042,000 at June 30, 2011 and 2010, respectively.  The amount of the specific allocation at June 30, 2011 and 2010 was $173,755 and $663,722, respectively.

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

Since December 31, 2010, total loans individually evaluated for impairment increased by approximately $9,100,000, with practically all of the increase being attributable to loans classified as nonresidential real estate mortgage loans.  Our impairment analysis was further supplemented by loan tracking based on geographic segmentation, with additional potential for impairment derived from loans secured by real estate in coastal markets that have been particularly hard hit by the economic downturn.   In many cases, the value of the newly impaired nonresidential real estate mortgage loans is equivalent to the volume of our reduced exposure to real estate construction loans.  As the volume of these impaired real estate construction loans, which are considered to be of higher risk based on the type and location of their related collateral than nonresidential real estate mortgage loans, has been reduced over the first six months of 2011 we believe that the overall risk of loss in our loan portfolio has decreased.  During the second quarter of 2011, three large borrowers went into default. Appropriately, their loans were individually evaluated for potential loss exposure.   In each case, it was determined that our collateral position will ultimately lead to collection of all principal and interest due and therefore no specific reserve was necessary.  We are actively pursuing workout scenarios on these classified relationships and are optimistic that at least one large borrower will enter into a workout structure during the third quarter of 2011.

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

As of June 30, 2011, we had OREO properties totaling $19,673,504 geographically located in the following South Carolina areas - 77% in the Coastal area, 12% in the Columbia area and 11% in the Florence area.  The combined nature of these properties is 89% commercial and 11% residential and other.  While we are diligently trying to dispose of our OREO properties, the currently depressed real estate market affects our ability to do so in a timely manner without experiencing additional losses.  Additionally, there can be no assurance that these properties can be sold for their carrying values.

Deposits and Other Interest-Bearing Liabilities

Average interest-bearing liabilities decreased $90,895,404 or 17.59%, to $425,955,102 for the six months ending June 30, 2011 from $516,850,506 for the six months ended June 30, 2010.  Deposits declined mainly as a result of our effort to reduce high cost wholesale time deposits.

Deposits - For the six months ended June 30, 2011 and 2010, average total deposits were $443,495,143 and $522,559,992, respectively, which is a decrease of $79,064,849, or 15.13%.  At June 30, 2011 and December 31, 2010, total deposits were $428,971,311 and $455,250,465, respectively, a decrease of $26,279,154, or 5.77%.

Average interest-bearing deposits decreased $82,594,782, or 17.25%, to $396,241,599 for the six months ended June 30, 2011, from $478,836,381 for the six months ended June 30, 2010.

The average balance of non-interest bearing deposits increased $3,529,933, or 8.07%, to $47,253,544 for the six months ended June 30, 2011, from $43,723,611 for the six months ended June 30, 2010.

The following table shows the average balance amounts and the average rates paid on deposits held by us for the six months ended June 30, 2011 and 2010.

	Six Months Ended June 30,
	2011		2010
	Average	Average	Average	Average
	Amount	Rate	Amount	Rate
Noninterest bearing demand deposits	$47,253,544	0.00%	$43,723,611	0.00%
Interest bearing demand deposits	37,380,951	0.52	39,295,697	0.45
Savings accounts	117,293,516	0.81	104,039,903	1.32
Time deposits	241,567,132	2.36	335,500,781	2.92
Total	$443,495,143	1.54%	$522,559,992	2.17%

Core deposits, which exclude time deposits of $100,000 or more, provide a relatively stable funding source for our loan portfolio and other earning assets.  Our core deposits were $308,718,925 and $297,769,985 at June 30, 2011 and December 31, 2010, respectively. This equates to an increase of $10,948,940, or 3.68%, which is the result of our continued focus to replace wholesale deposits and other borrowings with core deposits.

Included in time deposits of $100,000 and over, at June 30, 2011 and December 31, 2010 are brokered time deposits of $90,860,000 and $111,929,000, respectively, equating to a decrease of $21,069,000.  In accordance with our asset/liability management strategy, we do not intend to renew or replace the outstanding brokered deposits at June 30, 2011, when they mature.

Deposits, and particularly core deposits, have been our primary source of funding and have enabled us to meet successfully both our short-term and long-term liquidity needs.  We anticipate that such deposits will continue to be our primary source of funding in the future.  Our loan-to-deposit ratio was 76.64% and 77.83% on June 30, 2011 and December 31, 2010, respectively.

The maturity distribution of our time deposits of $100,000 or more at June 30, 2011, is set forth in the following table:

June 30,
2011
Three months or less	$7,065,666
Over three through twelve months	28,487,264
Over one year through three years	75,359,546
Over three years	9,339,910
Total	$120,252,386

Approximately 29.57% of our time deposits of $100,000 or more had scheduled maturities within one year.  Large certificate of deposit customers tend to be extremely sensitive to interest rate levels, making these deposits less reliable sources of funding for liquidity planning purposes than core deposits.  We expect most certificates of deposits with maturities less than one year to be renewed upon maturity. However, there is the possibility that some certificates may not be renewed.  We believe that, should these certificates of deposit not be renewed, the impact would be minimal on our operations and liquidity due to the availability of other funding sources.

Other Borrowings – Other borrowings at June 30, 2011 and December 31, 2010, consist of the following:

	June 30,	December 31,
	2011	2010
Securities sold under agreement to repurchase	$260,252	$476,522
Advances from the Federal Home Loan Bank	20,000,000	13,000,000
Junior subordinated debentures	10,310,000	10,310,000

Securities sold under agreements to repurchase mature on a one to seven day basis.  These agreements are secured by U.S. government agency securities.  Advances from the Federal Home Loan Bank mature at different periods and are secured by our one to four family residential mortgage loans and our investment in the Federal Home Loan Bank stock.  The new advances of $7,000,000 from the Federal Home Loan Bank were used to repay brokered deposits that matured during the first six months of 2011.

Capital Resources

Total shareholders' equity at June 30, 2011 and December 31, 2010 was $50,061,202 and $48,591,844, respectively.  The $1,469,358 increase during the first six months of 2011 resulted primarily from the increase in accumulated other comprehensive income of $1,351,514 and net income of $536,190.  These increases were partially offset by the payment of preferred stock dividends of $498,495.

The following table shows the return on average assets (net income divided by average total assets), return on average equity (net income divided by average equity), and equity to assets ratio (average equity divided by average total assets) for the six months ended June 30, 2011 and 2010.  While we have not paid a cash dividend on our common stock since our inception, the Company has declared and paid dividends on its outstanding shares of preferred stock, and made quarterly interest payments on its trust-preferred securities as agreed.  Under the terms of the Company MOU, the terms of which are more fully described as part of “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Regulatory Matters”, the Company must request prior approval from the Federal Reserve prior to declaring or paying dividends on our common stock or preferred stock, or making scheduled interest payments on our trust-preferred securities.

	Six Months Ended
	June 30,
	2011	2010
Return on average assets	0.21%	0.02%
Return on average equity	2.26	0.22
Average equity to average assets ratio	9.12	7.61

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

The following table sets forth the holding company's and the bank's various capital ratios at June 30, 2011 and at December 31, 2010.  For both periods, the bank was considered "well capitalized" and the holding company met or exceeded its applicable regulatory capital requirements.

	June 30, 2011		December 31, 2010
	Holding		Holding
	Company	Bank	Company	Bank
Tier 1 capital (to risk-weighted assets)	14.04%	12.56%	13.34%	11.87%
Total capital (to risk-weighted assets)	15.24%	13.75%	14.59%	13.13%
Leverage or Tier 1 capital (to total average assets)	10.70%	9.65%	9.99%	8.94%

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

Off-Balance Sheet Risk

Through our operations, we have made contractual commitments to extend credit in the ordinary course of our business activities.  These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time.  At June 30, 2011 we had issued commitments to extend credit of $31.6 million and standby letters of credit of $2.2 million through various types of commercial lending arrangements. Approximately $28.5 million of these commitments to extend credit had variable rates.

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at June 30, 2011:

			After
		After One	Three
	Within	Through	Through	Within	Greater
	One	Three	Twelve	One	Than
(Dollars in Thousands)	Month	Months	Months	Year	One Year	Total
Unused commitments to extend credit	$2,302	$38	$7,223	$9,563	$21,988	$31,551
Standby letters of credit	-	472	1,668	2,140	25	2,165
Totals	$2,302	$510	$8,891	$11,703	$22,013	$33,716

Market Risk

Market risk is the risk of loss from adverse changes in market prices and rates and principally arises from interest rate risk inherent in our lending, investing, deposit gathering, and borrowing activities.  Other types of market risks, such as foreign currency exchange rate risk and commodity price risk, do not generally arise in the normal course of our business.  Our finance committee monitors and considers methods of managing exposure to interest rate risk.  We have both an internal finance committee, consisting of senior management and directors, that meets at various times during each quarter and a management finance committee that meets weekly as needed.  The finance committees are responsible for maintaining the level of interest rate sensitivity of our interest sensitive assets and liabilities within board-approved limits.

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

We were liability sensitive during the year ended December 31, 2010 and during the six months ended June 30, 2011.  As of June 30, 2011, we expect to be liability sensitive for the next nine months because a majority of our deposits reprice over a 12-month period.  Approximately 48% of our loans were variable rate loans at June 30, 2011.  The ratio of cumulative gap to total earning assets after 12 months was (25.42%) because $113.2 million more liabilities will reprice in a 12 month period than assets. However, our gap analysis is not a precise indicator of our interest sensitivity position.  The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally.  For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but those rates are viewed by us as significantly less interest-sensitive than market-based rates such as those paid on noncore deposits.  Net interest income may be affected by other significant factors in a given interest rate environment, including changes in the volume and mix of interest-earning assets and interest-bearing liabilities.

Liquidity and Interest Rate Sensitivity

Liquidity represents the ability of a company to convert assets into cash or cash equivalents without significant loss, and the ability to raise additional funds by increasing liabilities.  Liquidity management involves monitoring our sources and uses of funds in order to meet our day-to-day cash flow requirements while maximizing profits.  Liquidity management is made more complicated because different balance sheet components are subject to varying degrees of management control.  For example, the timing of maturities of securities in our investment portfolio is fairly predictable and subject to a high degree of control at the time investment decisions are made.  However, net deposit inflows and outflows are far less predictable and are not subject to the same degree of control.

At June 30, 2011, our liquid assets, consisting of cash and cash equivalents amounted to $13.2 million, or 2.58% of total assets.  Our investment securities, excluding nonmarketable securities, at June 30, 2011 amounted to $101.2 million, or 19.75% of total assets.  Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner.  However, $23.2 million of these securities were pledged as collateral to secure public deposits and borrowings as of June 30, 2011.  At December 31, 2010, our liquid assets, consisting of cash and cash equivalents amounted to $25.7 million, or 4.84% of total assets.  Our investment securities, excluding nonmarketable securities, at December 31, 2010 amounted to $84.5 million, or 15.94% of total assets.  Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner.  However, $84.4 million of these securities were pledged as collateral to secure public deposits and borrowings as of December 31, 2010.

Our ability to maintain and expand our deposit base and borrowing capabilities serves as our primary source of liquidity.  For the near future, it is our intention to reduce the use of wholesale funding to fund loan demand.  We plan to meet our future cash needs through the liquidation of temporary investments, the generation of deposits, and from additional borrowings.  In addition, we will receive cash upon the maturity and sale of loans and the maturity of investment securities.  At June 30, 2011, we had a federal funds purchase line of credit with a correspondent bank giving us credit availability totaling $5.0 million for which there were no outstanding borrowings.  In addition, at June 30, 2011, we had sufficient unpledged securities that would have allowed us to borrow up to $85.1 million from the Federal Reserve Bank.  Also, we are a member of the Federal Home Loan Bank of Atlanta, (the “FHLB”) from which applications for borrowings can be made for leverage purposes.  The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the bank be pledged to secure any advances from the FHLB. We have an available line to borrow funds from the Federal Home Loan Bank up to 30% of the Bank’s total assets, which provide additional available funds of $138.9 million at June 30, 2011.  At June 30, 2011 the bank had $20.0 million outstanding in FHLB advances.  We believe that the sources described above will be sufficient to meet our future liquidity needs.

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

Interest Sensitivity Analysis

The following table sets forth information regarding our rate sensitivity as of June 30, 2011, for each of the time intervals indicated. The information in the table may not be indicative of our rate sensitivity position at other points in time.  In addition, the maturity distribution indicated in the table may differ from the contractual maturities of the earning assets and interest-bearing liabilities presented due to consideration of prepayment speeds under various interest rate change scenarios in the application of the interest rate sensitivity methods described above.

			After		Greater
		After One	Three		Than One
	Within	Through	Through	Within	Year or
	One	Three	Twelve	One	Non-
(Dollars in Thousands)	Month	Months	Months	Year	Sensitive	Total
Assets
Interest-earning assets
Interest-bearing deposits in other banks	$10,902	$-	$-	$10,902	$-	$10,902
Loans (1)	44,828	21,773	68,644	135,245	194,262	329,507
Securities, taxable	36	17	76	129	68,826	68,955
Securities, nontaxable	-	-	-	-	32,210	32,210
Nonmarketable securities	3,464	-	-	3,464	-	3,464
Time Deposits in other banks	-	-	100	100	-	100
Total earning assets	59,230	21,790	68,820	149,840	295,298	445,138

			After		Greater
		After One	Three		Than One
	Within	Through	Through	Within	Year or
	One	Three	Twelve	One	Non-
(Dollars in Thousands)	Month	Months	Months	Year	Sensitive	Total
Liabilities
Interest-bearing liabilities
Interest-bearing deposits:
Demand deposits	36,100	-	-	36,100	-	36,100
Savings deposits	124,370	-	-	124,370	-	124,370
Time deposits	15,188	20,715	59,370	95,273	124,479	219,752
Total interest-bearing deposits	175,658	20,715	59,370	255,743	124,479	380,222
Federal Home Loan Bank Advances	7,000	-	-	7,000	13,000	20,000
Junior subordinated debentures	-	-	-	-	10,310	10,310
Repurchase agreements	260	-	-	260	-	260
Total interest-bearing liabilities	182,918	20,715	59,370	263,003	147,789	410,792

Period gap	$(123,688)	$1,075	$9,450	$(113,163)	$147,509

Cumulative gap	$(123,688)	$(122,613)	$(113,163)	$(113,163)	$34,346

Ratio of cumulative gap to total earning assets	(27.79)%	(27.54)%	(25.42)%	(25.42)%	7.72%

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	The following stock repurchases were made during the period covered by this report in connection with administration of the Company’s employee stock ownership plan.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2011 – April 30, 2011	496	$2.97	-	-
May 1, 2011 - May 31, 2011	613	$3.00	-	-
June 1, 2011 – June 30, 2011	105	$2.97	-	-
	1,214	$2.99	-	-

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 6. Exhibits

Exhibit Number	Exhibit

31.1	Certification pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended.
31.2	Certification pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive Data File.

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST RELIANCE BANCSHARES, INC.

Date: August 11, 2011	By:	/s/ F.R. SAUNDERS, JR.
F. R. Saunders, Jr.
President and Chief Executive Officer

Date: August 11, 2011	By:	/s/ JEFFERY A. PAOLUCCI
Jeffery A. Paolucci
Executive Vice President and Chief Financial Officer