Form 10-Q
period 2011-09-30
FIRST RELIANCE BANCSHARES INC
filed 2011-11-14
CIK 1172102

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.

(Mark One)                                                               FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2011

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

4,094,459 shares of common stock, par value $0.01 per share, as of October 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐    No ☒

FIRST RELIANCE BANCSHARES, INC
Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2011	2010
	(Unaudited)	(Audited)
Assets
Cash and cash equivalents:
Cash and due from banks	$1,154,303	$1,806,512
Interest-bearing deposits with other banks	36,643,947	23,863,781
Total cash and cash equivalents	37,798,250	25,670,293

Time deposits in other banks	100,373	100,000

Securities available-for-sale	88,281,446	84,472,553
Nonmarketable equity securities	3,024,600	4,357,300
Total investment securities	91,306,046	88,829,853

Loans held for sale	1,090,023	1,185,576

Loans receivable	324,372,550	354,327,969
Less allowance for loan losses	(6,422,526)	(6,271,045)
Loans, net	317,950,024	348,056,924

Premises, furniture and equipment, net	25,369,735	25,922,343
Accrued interest receivable	1,938,378	2,417,134
Other real estate owned	19,438,939	14,669,051
Cash surrender value life insurance	12,129,902	11,827,957
Other assets	3,416,914	11,415,794

Total assets	$510,538,584	$530,094,925
Liabilities and Shareholders’ Equity
Liabilities
Deposits
Noninterest-bearing transaction accounts	$54,253,310	$41,166,965
Interest-bearing transaction accounts	39,504,752	41,761,498
Savings	125,216,009	108,890,398
Time deposits $100,000 and over	123,983,931	157,480,480
Time deposits	91,406,831	105,951,124
Total deposits	434,364,833	455,250,465

Securities sold under agreement to repurchase	-	476,522
Advances from Federal Home Loan Bank	20,000,000	13,000,000
Junior subordinated debentures	10,310,000	10,310,000
Accrued interest payable	241,115	547,222
Other liabilities	3,082,261	1,918,872
Total liabilities	467,998,209	481,503,081
Shareholders’ Equity
Preferred stock, no par value, authorized 10,000,000 shares:
Series A cumulative perpetual preferred stock - 15,349 shares issued and outstanding	$14,876,229	$14,730,721
Series B cumulative perpetual preferred stock - 767 shares issued and outstanding	807,110	819,455
Series C cumulative mandatory convertible preferred stock - 2,293 shares shares issued and outstanding	2,293,000	2,293,000
Common stock, $0.01 par value; 20,000,000 shares authorized, 4,094,459 and 4,115,903 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	40,944	41,159
Capital surplus	28,022,921	28,140,094
Treasury stock, at cost, 13,498 and 12,632 shares at September 30, 2011 and December 31, 2010, respectively	(173,424)	(168,864)
Nonvested restricted stock	(406,104)	(679,264)
Retained earnings (deficit)	(5,108,549)	4,002,469
Accumulated other comprehensive income (loss)	2,188,248	(586,926)
Total shareholders’ equity	42,540,375	48,591,844

Total liabilities and shareholders’ equity	$510,538,584	$530,094,925

See notes to condensed consolidated financial statements

FIRST RELIANCE BANCSHARES, INC
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Interest income:
Loans, including fees	$5,037,612	$5,653,540	$15,127,300	$17,719,753
Investment securities:
Taxable	531,989	548,823	1,204,229	1,742,007
Nontaxable	276,460	596,994	1,294,037	1,903,865
Other interest income	20,086	32,786	74,694	88,258
Total	5,866,147	6,832,143	17,700,260	21,453,883
Interest expense:
Time deposits	1,204,764	2,119,653	4,034,291	6,977,829
Other deposits	261,227	353,721	828,675	1,121,763
Other interest expense	125,780	394,111	188,544	1,175,163
Total	1,591,771	2,867,485	5,051,510	9,274,755
Net interest income	4,274,376	3,964,658	12,648,750	12,179,128
Provision for loan losses	3,036,820	1,475,751	3,559,944	3,541,650
Net interest income after provision for loan losses	1,237,556	2,488,907	9,088,806	8,637,478

Noninterest income:
Service charges on deposit accounts	480,078	466,792	1,372,868	1,378,482
Gain on sales of mortgage loans	362,972	217,190	664,620	597,653
Income from bank owned life insurance	101,307	105,308	301,945	313,655
Other charges, commissions and fees	207,348	174,786	606,591	498,781
Gain (loss) on sale of securities	(64,274)	801,796	516,582	803,398
Other non-interest income	20,875	62,764	242,257	237,764
Total	1,108,306	1,828,636	3,704,863	3,829,733
Noninterest expenses:
Salaries and employee benefits	2,318,510	2,454,159	6,878,369	7,117,834
Occupancy expense	383,421	375,324	1,119,734	1,153,239
Furniture and equipment expense	203,634	269,680	831,256	868,036
Other operating expenses	2,652,500	2,063,939	7,059,717	4,847,315
Total	5,558,065	5,163,102	15,889,076	13,986,424
Loss before income taxes	(3,212,203)	(845,559)	(3,095,407)	(1,519,213)

Income tax expense (benefit)	5,554,099	(534,977)	5,134,705	(1,259,612)
Net loss	(8,766,302)	(310,582)	(8,230,112)	(259,601)
Preferred stock dividends	249,248	249,247	747,743	704,048
Deemed dividends on preferred stock resulting from net accretion of discount and amortization of premium	44,875	44,875	133,163	133,163
Net loss available to common shareholders	$(9,060,425)	$(604,704)	$(9,111,018)	$(1,096,812)

Average common shares outstanding, basic	4,094,459	4,110,007	4,103,189	3,878,476
Average common shares outstanding, diluted	4,094,459	4,110,007	4,103,189	3,878,476

Basic loss per share	$(2.21)	$(0.15)	$(2.22)	$(0.28)
Diluted loss per share	$(2.21)	$(0.15)	$(2.22)	$(0.28)

See notes to condensed consolidated financial statements

FIRST RELIANCE BANCSHARES, INC
Condensed Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss)
For the Nine Months Ended September 30, 2011 and 2010
(Unaudited)

							Accumulated
							Other
					Nonvested	Retained	Comprehensive
	Preferred	Common	Capital	Treasury	Restricted	Earnings	Income
	Stock	Stock	Surplus	Stock	Stock	(Deficit)	(Loss)	Total
Balance, December 31, 2009	$15,372,136	$35,827	$26,181,576	$(163,936)	$(206,004)	$5,269,463	$(1,265,235)	$45,223,827

Issuance of Series C	2,293,000							2,293,000

Issuance of common stock net of issuance cost of $329,390		3,404	1,198,860					1,202,264

Net loss						(259,601)		(259,601)

Other comprehensive gain, net of tax expense of $1,617,391							3,157,110	3,157,110

Comprehensive income								2,897,509

Preferred Stock Dividend						(690,670)		(690,670)

Accretion of Series A
Preferred stock discount	145,508					(145,508)		-

Amortization of Series B
Preferred stock premium	(12,345)					12,345		-

Net Change in Restricted Stock		1,904	752,879		(565,989)			188,794

Purchase of treasury stock				(4,472)				(4,472)

Balance, September 30, 2010	$17,798,299	$41,135	$28,133,315	$(168,408)	$(771,993)	$4,186,029	$1,891,875	$51,110,252

Balance, December 31, 2010	$17,843,176	$41,159	$28,140,094	$(168,864)	$(679,264)	$4,002,469	$(586,926)	$48,591,844

Net loss						(8,230,112)		(8,230,112)

Other comprehensive gain, net of tax expense of $1,379,279							2,775,174	2,775,174

Comprehensive loss								(5,454,938)

Preferred Stock Dividend						(747,743)		(747,743)

Accretion of Series A
Preferred stock discount	145,508					(145,508)		-

Amortization of Series B
Preferred stock premium	(12,345)					12,345		-

Issuance Common Stock		3	999					1,002

Net Change in Restricted Stock		(218)	(118,172)		273,160			154,770

Purchase of treasury stock				(4,560)				(4,560)

Balance, September 30, 2011	$17,976,339	$40,944	$28,022,921	$(173,424)	$(406,104)	$(5,108,549)	$2,188,248	$42,540,375

See notes to condensed consolidated financial statements

FIRST RELIANCE BANCSHARES, INC
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(8,230,112)	$(259,601)
Adjustments to reconcile net loss to net cash
Provided by operating activities:
Provision for loan losses	3,559,944	3,541,650
Depreciation and amortization expense	734,396	818,696
Gain on sale of available-for-sale securities	(516,582)	(803,398)
Impairment loss on available-for-sale securities	-	18,750
Loss (gain) on sale of other real estate owned	100,755	(525,872)
Write down of other real estate owned	937,255	202,597
Discount accretion and premium amortization	141,184	218,600
Disbursements for loans held-for-sale	(23,242,719)	(26,938,340)
Proceeds from loans held-for-sale	23,354,531	28,825,044
Net increase (decrease) in valuation allowance for loans held-for-sale	(16,259)	721
Decrease in interest receivable	478,756	313,036
Increase in cash surrender value of life insurance	(301,945)	(313,655)
Decrease in interest payable	(306,107)	(146,331)
Increase in valuation allowance for deferred tax assets	6,554,221	-
Net increase in net deferred tax assets	(1,435,902)	(406,889)
Amortization of deferred compensation on restricted stock	154,770	188,794
Increase in other liabilities	1,163,389	6,540
Decrease in other assets	1,413,604	2,259,346
Net cash provided by operating activities	4,543,179	6,999,688
Cash flows from investing activities:
(Increase) decrease in time deposits	(373)	402,089
Net decrease in loans receivable	15,893,073	26,493,504
Purchases of securities available-for-sale	(44,587,976)	(8,283,383)
Proceeds on sales of securities available-for-sale	40,807,255	40,631,817
Maturities of securities available-for-sale	4,501,679	4,537,212
Net decrease of nonmarketable equity securities	1,332,700	286,800
Proceeds from sales of other real estate owned	4,852,971	5,896,143
Improvements to other real estate owned	(6,987)	(149,116)
Purchases of premises and equipment	(94,109)	(243,572)
Net cash provided by investing activities	22,698,233	69,571,494
Cash flows from financing activities:
Net increase (decrease) in demand deposits, interest-bearing and savings accounts	27,155,210	(1,987,989)
Net decrease in certificates of deposit and other time deposits	(48,040,842)	(62,559,215)
Net increase (decrease) in securities sold under agreements to repurchase	(476,522)	321,824
Increase (decrease) in advances from the Federal Home Loan Bank	7,000,000	(8,000,000)
Net proceeds from issuance of preferred stock	-	2,293,000
Net proceeds from issuance of common stock	-	1,201,262
Issuance of common stock to employees	1,002	1,002
Preferred stock dividends paid	(747,743)	(690,670)
Purchase of treasury stock	(4,560)	(4,472)
Net cash used by financing activities	(15,113,455)	(69,425,258)
Net increase in cash and cash equivalents	12,127,957	7,145,924

Cash and cash equivalents, beginning of period	25,670,293	53,298,486

Cash and cash equivalents, end of period	$37,798,250	$60,444,410

Cash paid during the period for:
Interest	$5,357,617	$9,236,031
Income taxes	-	-

Supplemental noncash investing and financing activities:
Foreclosures on loans	$10,653,883	$9,211,624
Net change in valuation allowance – available-for-sale	$2,775,174	$3,157,110

See notes to condensed consolidated financial statements

Note to Condensed Consolidated Financial Statements

Note 1 - Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit certain disclosures that would appear in audited annual consolidated financial statements.  The consolidated financial statements as of September 30, 2011 and for the interim periods ended September 30, 2011 and 2010 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation.  The consolidated financial information as of December 31, 2010 has been derived from the audited consolidated financial statements as of that date.  For further information, refer to the consolidated financial statements and the notes included in First Reliance Bancshares, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010.

Note 2 - Recently Issued Accounting Pronouncements

The following is a summary of recent authoritative pronouncements that could impact the accounting, reporting, and / or disclosure of financial information by the Company.

In July 2010, the Receivables topic of the Accounting Standards Codification (“ASC”) was amended by Accounting Standards Update (“ASU”) 2010-20 to require expanded disclosures related to a company’s allowance for credit losses and the credit quality of its financing receivables. The amendments require the allowance disclosures to be provided on a disaggregated basis.  The Company is required to include these disclosures in its interim and annual financial statements.  See Note 6.

Disclosures about Troubled Debt Restructurings (“TDRs”) required by ASU 2010-20 were deferred by the Financial Accounting Standards Board (“FASB”) in ASU 2011-01 issued in January 2011. In April 2011 the FASB issued ASU 2011-02 to assist creditors with their determination of when a restructuring is a TDR.   The determination is based on whether the restructuring constitutes a concession and whether the debtor is experiencing financial difficulties as both events must be present.  Disclosures related to TDRs under ASU 2010-20 are presented in Note 6.

In April 2011, the criteria used to determine effective control of transferred assets in the Transfers and Servicing topic of the ASC was amended by ASU 2011-03.  The requirement for the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms and the collateral maintenance implementation guidance related to that criterion were removed from the assessment of effective control.  The other criteria to assess effective control were not changed.  The amendments are effective for the Company beginning January 1, 2012, but are not expected to have a material effect on the financial statements.

ASU 2011-04 was issued in May 2011 to amend the Fair Value Measurement topic of the ASC by clarifying the application of existing fair value measurement and disclosure requirements and by changing particular principles or requirements for measuring fair value or for disclosing information about fair value measurements.  The amendments will be effective for the Company beginning January 1, 2012, but are not expected to have a material effect on the financial statements.

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

Note 3 - Reclassifications

Certain captions and amounts in the financial statements in the Company’s Form 10-Q for the quarter ended September 30, 2010 were reclassified to conform to the September 30, 2011 presentation.

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

The components of other comprehensive income and related tax effects are as follows:

		Tax
	Pre-tax	(Expense)	Net-of-tax
	Amount	Benefit	Amount
For the Three Months Ended September 30, 2011:
Unrealized net gains on securities available-for-sale	$2,042,431	$(661,192)	$1,381,239
Reclassification adjustment for net losses in net income	(64,274)	21,853	(42,421)
	$2,106,705	$(683,045)	$1,423,660

For the Three Months Ended September 30, 2010:
Unrealized net gains on securities available-for-sale	$2,753,576	$(936,360)	$1,817,216
Reclassification adjustment for net gains in net income	801,797	(272,611)	529,186
	$1,951,779	$(663,749)	$1,288,030

		Tax
	Pre-tax	(Expense)	Net-of-tax
	Amount	Benefit	Amount
For the Nine Months Ended September 30, 2011:
Unrealized net gains on securities available-for-sale	$4,671,035	$(1,554,917)	$3,116,118
Reclassification adjustment for net gains in net income	516,582	(175,638)	340,944
	$4,154,453	$(1,379,279)	$2,775,174

For the Nine Months Ended September 30, 2010:
Unrealized net gains on securities available-for-sale	$5,577,899	$(1,890,546)	$3,687,353
Reclassification adjustment for net gains in net income	803,398	(273,155)	530,243
	$4,774,501	$(1,617,391)	$3,157,110

Note 5 - Investment Securities

The amortized cost and estimated fair values of securities available-for-sale were:

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
September 30, 2011
U.S. Government agencies	$2,867,841	$199,685	$-	$3,067,526
Mortgage-backed securities	62,966,584	2,398,176	-	65,364,760
Municipals	19,091,069	747,091	-	19,838,160
Other	100,000	-	89,000	11,000
Total	$85,025,494	$3,344,952	$89,000	$88,281,446

December 31, 2010
U.S. Government agencies	$5,031	$147	$-	$5,178
Mortgage-backed securities	35,361,686	408,027	-	35,769,713
Municipals	49,804,336	186,999	1,334,173	48,657,162
Other	200,000	-	159,500	40,500
Total	$85,371,053	$595,173	$1,493,673	$84,472,553

The following is a summary of maturities of securities available-for-sale as of September 30, 2011.  The amortized cost and estimated fair values are based on the contractual maturity dates.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty.

	Securities
	Available-For-Sale
	Amortized	Estimated
	Cost	Fair Value
Due within one year	$-	$-
Due after one year but within five years	3,953,754	4,022,477
Due after five years but within ten years	10,246,859	10,707,876
Due after ten years	7,758,297	8,175,333
	21,958,910	22,905,686
Mortgage-backed securities	62,966,584	65,364,760
Other	100,000	11,000
Total	$85,025,494	$88,281,446

The following table shows gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2011 and December 31, 2010.

	September 30, 2011		December 31, 2010
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses
Less Than 12 Months
Municipals	$-	$-	$30,472,741	$1,047,688

12 Months or More
Municipals	-	-	2,200,477	286,485
Other	11,000	89,000	40,500	159,500
	11,000	89,000	2,240,977	445,985

Total securities available-for-sale	$11,000	$89,000	$32,713,718	$1,493,673

At September 30, 2011, securities classified as available-for-sale were recorded at fair market value.  The unrealized loss reported above was the result of one individual security in a continuous loss position for twelve months or more.  The Company does not intend to sell this security in the near future and it is more likely than not that the Company will not be required to sell this security before recovery of its amortized cost. The Company believes, based on industry analyst reports and credit ratings, that the deterioration in value is attributable to changes in market interest rates and is not in the credit quality of the issuer and therefore, this loss is not considered other-than-temporary.

During the first nine months of 2011 and 2010, proceeds from the sale of available-for-sale securities were $40,807,255 and $40,631,817, respectively.  Net gains on available-for-sale securities totaled $516,582 and $803,398 for the first nine months of 2011 and 2010, respectively.

Note 6 – Loans Receivable and Allowance for Loan Losses

Major classifications of loans receivable are summarized as follows:

	September 30,	December 31,
	2011	2010
Mortgage loans on real estate:
Construction	$50,308,096	$62,635,354
Residential 1-4 family	47,306,208	$50,085,085
Multifamily	4,712,625	9,337,285
Second mortgages	8,635,868	4,782,583
Equity lines of credit	25,509,531	27,989,649
Commercial	141,884,822	152,178,318
	278,357,150	307,008,274
Commercial and industrial	36,286,079	40,856,292
Consumer	8,604,083	6,057,089
Other	1,125,238	406,314
Total gross loans	$324,372,550	$354,327,969

The Company has pledged certain loans as collateral to secure its borrowings from the Federal Home Loan Bank.  The total of loans pledged was $40,632,031 and $44,940,440 at September 30, 2011 and December 31, 2010, respectively.

A summary of the allowance for loan losses for the nine months ended September 30, 2011 and year ended December 31, 2010 is as follows:

	September 30,	December 31,
	2011	2010
Beginning balance	$6,271,045	$9,800,746
Provision charged to operations	3,559,944	3,541,650
Recoveries on loans previously charged-off	539,194	3,323,380
Loans charged-off	(3,947,657)	(10,394,731)
Ending balance	$6,422,526	$6,271,045

The following is an analysis of the allowance for loan losses by class of loans for the nine months ended September 30, 2011 and the year ended December 31, 2010.

September 30, 2011
					Total
		Real Estate Loans			Real
(Dollars in Thousands)				Non-	Estate		Consumer
	Total	Construction	Residential	Residential	Loans	Commercial	and Other
Beginning balance	$6,271	$2,548	$1,730	$947	$5,225	$998	$48
Provisions	3,560	1,259	1,794	219	3,272	273	15
Recoveries	539	281	86	70	437	98	4
Charge-offs	(3,947)	(1,318)	(1,545)	(538)	(3,401)	(514)	(32)
Ending balance	$6,423	$2,770	$2,065	$698	$5,533	$855	$35

December 31, 2010
					Total
		Real Estate Loans			Real
(Dollars in Thousands)				Non-	Estate		Consumer
	Total	Construction	Residential	Residential	Loans	Commercial	and Other
Beginning balance	$9,801	$4,192	$2,773	$1,271	$8,236	$1,520	$45
Provisions	3,542	1,475	1,172	432	3,079	509	(46)
Recoveries	3,323	1,311	286	1,123	2,720	438	165
Charge-offs	(10,395)	(4,430)	(2,501)	(1,879)	(8,810)	(1,469)	(116)
Ending balance	$6,271	$2,548	$1,730	$947	$5,225	$998	$48

The following is a summary of loans evaluated for impairment individually and collectively, by class, for the nine months ended September 30, 2011 and the year ended December 31, 2010.

September 30, 2011
					Total
		Real Estate Loans			Real
(Dollars in Thousands)				Non-	Estate		Consumer
	Total	Construction	Residential	Residential	Loans	Commercial	and Other
Allowance
Evaluated for impairment Individually	$1,613	$891	$263	$309	$1,463	$150	$-
Collectively	4,810	1,879	1,802	389	4,070	705	35
Allowance for loan losses	$6,423	$2,770	$2,065	$698	$5,533	$855	$35

September 30, 2011
					Total
		Real Estate Loans			Real
(Dollars in Thousands)				Non-	Estate		Consumer
	Total	Construction	Residential	Residential	Loans	Commercial	and Other

Total Loans
Evaluated for impairment Individually	$25,184	$11,467	$4,081	$7,794	$23,342	$1,817	$25
Collectively	299,719	38,841	82,083	134,091	255,015	34,469	9,705
Loans receivable	$324,373	$50,308	$86,164	$141,885	$278,357	$36,286	$9,730

December 31, 2010
					Total
		Real Estate Loans			Real
(Dollars in Thousands)				Non-	Estate		Consumer
	Total	Construction	Residential	Residential	Loans	Commercial	and Other
Allowance
Evaluated for impairment Individually	$560	$508	$41	$-	$549	$11	$-
Collectively	5,711	2,040	1,689	947	4,676	987	48
Allowance for loan losses	$6,271	$2,548	$1,730	$947	$5,225	$998	$48

Total Loans
Evaluated for impairment Individually	$19,302	$15,558	$1,903	$1,541	$19,002	$300	$-
Collectively	335,026	47,077	90,292	150,637	288,006	40,557	6,463
Loans receivable	$354,328	$62,635	$92,195	$152,178	$307,008	$40,857	$6,463

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

The following summarizes the Company’s impaired loans as of September 30, 2011.

		Unpaid		Average
(Dollars in Thousands)	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment
With no related allowance recorded:
Real estate
Construction	$5,970	$7,030	$-	$7,817
Residential	3,505	3,697	-	3,146
Nonresidential	6,551	6,917	-	6,045
Total real estate loans	16,026	17,644	-	17,008
Commercial	1,527	1,657	-	881
Consumer and other	25	25	-	22
	17,578	19,326	-	17,911

September 30, 2011
		Unpaid		Average
(Dollars in Thousands)	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment
With an allowance recorded:
Real estate
Construction	$5,496	$6,647	$891	$6,222
Residential	576	664	263	537
Nonresidential	1,244	1,339	309	525
Total real estate loans	7,316	8,650	1,463	7,284
Commercial	290	291	150	166
Consumer and other	-	-	-	-
	7,606	8,941	1,613	7,450
Total
Real estate
Construction	$11,466	$13,677	$891	$14,039
Residential	4,081	4,361	263	3,683
Nonresidential	7,795	8,256	309	6,570
Total real estate loans	23,342	26,294	1,463	24,292
Commercial	1,817	1,948	150	1,047
Consumer and other	25	25	-	22
Total	$25,184	$28,267	$1,613	$25,361

The following summarizes the Company’s impaired loans as of December 31, 2010.

		Unpaid		Average
(Dollars in Thousands)	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment
With no related allowance recorded:
Real estate
Construction	$6,937	$8,115	$-	$7,823
Residential	613	962	-	1,139
Nonresidential	1,541	1,541	-	2,723
Total real estate loans	9,091	10,618	-	11,685
Commercial	80	145	-	152
Consumer and other	-	-	-	-
	9,171	10,763	-	11,837

With an allowance recorded:
Real estate
Construction	$8,621	$10,416	$507	$10,265
Residential	1,290	1,687	42	1,666
Nonresidential	-	-	-	-
Total real estate loans	9,911	12,103	549	11,931
Commercial	220	285	11	290
Consumer and other	-	-	-	-
	10,131	12,388	560	12,221

Total
Real estate
Construction	$15,558	$18,531	$507	$18,088
Residential	1,903	2,649	42	2,805
Nonresidential	1,541	1,541	-	2,723
Total real estate loans	19,002	22,721	549	23,616
Commercial	300	430	11	442
Consumer and other	-	-	-	-
Total	$19,302	$23,151	$560	$24,058

Interest income on impaired loans other than nonaccrual loans is recognized on an accrual basis.  Interest income on nonaccrual loans is recognized only as collected.  For the nine months ended September 30, 2011, interest income recognized on nonaccrual loans was $170,335.  If the nonaccrual loans had been accruing interest at their original contracted rates, income related to these nonaccrual loans would have been $975,110 for the nine months ended September 30, 2011.

A summary of current, past due and nonaccruing loans as of September 30, 2011 was as follows:

	Past Due	Past Due Over 90 days
(Dollars in Thousands)	30-89	and	Non-	Total		Total
	Days	Accruing	Accruing	Past Due	Current	Loans
Real estate
Construction	$888	$-	$11,040	$11,928	$38,380	$50,308
Residential	1,466	17	3,549	5,032	81,132	86,164
Nonresidential	1,225	-	7,445	8,670	133,215	141,885
Total real estate loans	3,579	17	22,034	25,630	252,727	278,357
Commercial	96	-	1,482	1,578	34,708	36,286
Consumer and other	47	-	2	49	9,681	9,730
Totals	$3,722	$17	$23,518	$27,257	$297,116	$324,373

A summary of current, past due and nonaccruing loans as of December 31, 2010 was as follows:

	Past Due	Past Due Over 90 days
(Dollars in Thousands)	30-89		Non-	Total		Total
	Days	Accruing	Accruing	Past Due	Current	Loans
Real estate
Construction	$1,896	$1,546	$14,796	$18,238	$44,397	$62,635
Residential	1,102	-	3,310	4,412	87,783	92,195
Nonresidential	5,993	335	1,001	7,329	144,849	152,178
Total real estate loans	8,991	1,881	19,107	29,979	277,029	307,008
Commercial	776	29	753	1,558	39,299	40,857
Consumer and other	49	-	6	55	6,408	6,463
Totals	$9,816	$1,910	$19,866	$31,592	$322,736	$354,328

At September 30, 2011 and December 31, 2010 loans past due 90 days and still accruing interest totaled $17,171 and $1,910,413, respectively.

Loans totaling $23,518,313 and $19,866,061 were in nonaccruing status at September 30, 2011 and December 31, 2010, respectively.  When the ultimate collectability of a nonaccrual loan's principal is in doubt, wholly or partially, all cash receipts are applied to the principal.  When this doubt does not exist, cash receipts are applied under the contractual terms of the loan agreement.

Included in the loans above are particular loans that have been modified in order to maximize the collection of loan balances. If, for economic or legal reasons related to the customer’s financial difficulties, the Company grants a concession compared to the original terms and conditions on the loan, the modified loan is classified as a troubled debt restructuring (“TDR”).

During the third quarter of 2011, the Company adopted Accounting Standards Update (“ASU”) 2011-02, A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring (Topic 310), which modified guidance for identifying restructurings of receivables that constitute a TDR. As a result of adopting the provisions of ASU 2011-02, the Company reassessed all loan modifications that occurred after December 31, 2010 for identification as TDRs.  In complying with the provisions of the ASU, the Company did not identify any new TDRs as of July 1, 2011.

Total amount of troubled debt restructured loans outstanding as of September 30, 2011, was $1,206,955, including loans of $856,955 which were performing and $350,000 which were not performing.  At December 31, 2010, troubled debt restructured loans outstanding was $1,015,992.  At that point, all of these loans were performing.  For both periods, all restructured loans were due to the extension of the maturity date and were included impaired loans.

The following table provides, by class, the number of loans and leases modified in troubled debt restructurings during the three and nine month periods ended September 30, 2011, and the recorded investments and unpaid principal balances as of September 30, 2011.

(Dollars in Thousands)	Three Months Ended			Nine Months Ended
	September 30, 2011			September 30, 2011
			Unpaid			Unpaid
	Number	Recorded	Principal	Number	Recorded	Principal
	of Loans	Investment	Balance	of Loans	Investment	Balance
Extended maturity
Real estate - construction	-	$-	$-	1	$507	$507
Commercial	-	-	-	1	96	96
Totals	-	$-	$-	2	$603	$603

The following table provides the number of loans and leases modified in troubled debt restructurings during the previous 12 months which subsequently became nonperforming during the three and nine month periods ended September 30, 2011, as well as the recorded investments and unpaid principal balances as of September 30, 2011.

(Dollars in Thousands)	Three Months Ended			Nine Months Ended
	September 30, 2011			September 30, 2011
			Unpaid			Unpaid
	Number	Recorded	Principal	Number	Recorded	Principal
	of Loans	Investment	Balance	of Loans	Investment	Balance
Extended maturity
Real estate – nonresidential	-	$-	$-	1	$350	$716

All loans and leases modified in troubled debt restructurings are evaluated for impairment. The nature and extent of impairment of TDRs, including those which have experienced a subsequent default, are considered in determining an appropriate level of allowance for credit losses.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.

As of September 30, 2011, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

					Total
		Real Estate Loans			Real
(Dollars in Thousands)				Non-	Estate		Consumer
	Total	Construction	Residential	Residential	Loans	Commercial	and Other
Pass	$251,327	$31,251	$69,822	$108,178	$209,251	$32,492	$9,584
Special mention	40,024	7,161	9,399	21,674	38,234	1,709	81
Substandard	33,022	11,896	6,943	12,033	30,872	2,085	65
Doubtful	-	-	-	-	-	-	-
Totals	$324,373	$50,308	$86,164	$141,885	$278,357	$36,286	$9,730

As of December 31, 2010, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

					Total
		Real Estate Loans			Real
(Dollars in Thousands)				Non-	Estate		Consumer
	Total	Construction	Residential	Residential	Loans	Commercial	and Other
Pass	$270,154	$31,067	$76,299	$120,429	$227,795	$36,233	$6,126
Special mention	43,386	12,743	7,481	20,822	41,046	2,149	191
Substandard	40,788	18,825	8,415	10,927	38,167	2,475	146
Doubtful	-	-	-	-	-	-	-
Totals	$354,328	$62,635	$92,195	$152,178	$307,008	$40,857	$6,463

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

The following table summarizes the Company’s off-balance sheet financial instruments as of September 30, 2011 and December 31, 2010 whose contract amounts represent credit risk:

	September 30,	December 31,
	2011	2010
Commitments to extend credit	$32,504,982	$32,932,922
Standby letters of credit	1,990,778	2,102,497

Note 7 – Other Real Estate Owned

Transactions in other real estate owned for the nine months ended September 30, 2011 and year ended December 31, 2010 are summarized below:

	September 30,	December 31,
	2011	2010
Beginning balance	$14,669,051	$8,954,214
Additions	10,653,883	12,010,459
Improvements made to properties	6,986	180,475
Sales	(4,953,726)	(6,273,435)
Write downs	(937,255)	(202,662)
Ending balance	$19,438,939	$14,669,051

The Company recognized a net loss of $100,755 and a net gain of $525,872 on the sale of other real estate owned for the nine months ended September 30, 2011 and 2010, respectively.

Other real estate owned expense for the nine months ended September 30, 2011 and 2010 was $2,042,122 and $728,992, respectively, which includes gains and losses on sales.

Note 8 – Shareholders’ Equity

Common Stock – The following is a summary of the changes in common shares outstanding for the nine months ended September 30, 2011 and 2010.

	Nine Months Ended
	September 30,
	2011	2010
Common shares outstanding at beginning of the period	4,115,903	3,582,691
Issuance of common stock	334	340,438
Issuance of non-vested restricted shares	20,000	191,043
Forfeiture of restricted shares	(41,778)	(633)
Common shares outstanding at end of the period	4,094,459	4,113,539

Note 9 - Equity Incentive Plan

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

During the nine months ended September 30, 2011 and 2010 the Company issued 20,000 and 191,043 shares, respectively, of restricted stock pursuant to the 2006 Equity Incentive Plan.  The shares issued in 2011 and 2010 cliff vest in three years and are fully vested in 2013 and 2012, respectively, subject to meeting the performance criteria of the Plan.  The weighted-average fair value of restricted stock issued during the nine months ended September 30, 2011 and 2010 was $2.20 and $3.99 per share, respectively.  Compensation cost associated with the issuance for 2011 and 2010 was $44,000 and $762,302, respectively, to be amortized over three years.  During the first nine months of 2011 and 2010, 41,778 and 633 shares were forfeited having a weighted average price of $3.39 and $11.88, respectively.  Deferred compensation expense of $154,770 and $188,794, relating to restricted stock, was amortized to income during the nine months ended September 30, 2011 and 2010, respectively.

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

The SARs compensation expense for the nine months ended September 30, 2011 and 2010 was $38,058 and $55,681, respectively.

A summary of the status of the Company’s SARs as of September 30, 2011 and 2010 and changes during the period then ended is presented below.

	September 30,
	2011		2010
		Weighted-	Weighted-
		Average	Average
		Exercise	Exercise
	Shares	Price	Shares	Price
Outstanding at beginning of year	84,334	$14.95	89,293	$14.95
Forfeited	-		(4,959)	14.95
Outstanding at end of period	84,334	$14.95	84,334	$14.95

Note 10 – Income Taxes

Amounts provided for income taxes are based on income reported for financial statement purposes. Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  As of September 30, 2011, our gross deferred tax asset resulting from continuing operations was $8,880,892.  However, as of September 30, 2011, taking into consideration our recent financial results, the uncertainty involved in projecting near-term profitability, and evaluation our tax planning strategies, we have provided for a valuation allowance for our deferred tax assets in the amount of $6,691,158.  This allowance reflects our estimate of the portion of our deferred tax assets that will not be realized in the near future.

The Company believes that its income tax filing positions taken or expected to be taken in its tax returns will more likely than not be sustained upon audit by the taxing authorities and does not anticipate any adjustments that will result in a material adverse impact on the Company’s financial condition, results of operations, or cash flow.  Therefore, no reserves for uncertain income tax positions have been recorded.

Note 11 – Net Loss Per Share

Net loss available to common shareholders represents net loss adjusted for preferred dividends including dividends declared, accretions of discounts and amortization of premiums on preferred stock issuances and cumulative dividends related to the current dividend period that have not been declared as of period end.

The following is a summary of the net loss per common share calculations for the three months and nine months ended September 30, 2011 and 2010.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net loss available to common shareholders
Net loss	$(8,766,302)	$(310,582)	$(8,230,112)	$(259,601)
Preferred stock dividends	249,248	249,247	747,743	704,048
Deemed dividends on preferred stock resulting from net accretion of discount and amortization of premium	44,875	44,875	133,163	133,163

Net loss available to common shareholders	$(9,060,425)	$(604,704)	$(9,111,018)	$(1,096,812)

Basic net loss per common share:
Net loss available to common shareholders	$(9,060,425)	$(604,704)	$(9,111,018)	$(1,096,812)

Average common shares outstanding - basic	4,094,459	4,110,007	4,103,189	3,878,476

Basic net loss per share	$(2.21)	$(0.15)	$(2.22)	$(0.28)

Diluted net loss per common share:
Net loss available to common shareholders	$(9,060,425)	$(604,704)	$(9,111,018)	$(1,096,812)

Average common shares outstanding - basic	4,094,459	4,110,007	4,103,189	3,878,476
Dilutive potential common shares	-	-	-	-

Average common shares outstanding - diluted	4,094,459	4,110,007	4,103,189	3,878,476

Diluted loss per share	$(2.21)	$(0.15)	$(2.22)	$(0.28)

Note 12 – Fair Value Measurements

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

The carrying values and estimated fair values of the Company’s financial instruments at September 30, 3011 and December 31, 2010 were as follows:

	September 30, 2011		December 31, 2010
	Carrying	Estimated Fair	Carrying	Estimated Fair
	Amount	Value	Amount	Value
Financial Assets:
Cash and due from banks	$1,154,303	$1,154,303	$1,806,512	$1,806,512
Interest-bearing deposits with other banks	36,643,947	36,643,947	23,863,781	23,863,781
Time deposits in other banks	100,373	100,373	100,000	100,000
Securities available-for-sale	88,281,446	88,281,446	84,472,553	84,472,553
Nonmarketable equity securities	3,024,600	3,024,600	4,357,300	4,357,300
Loans, including loans held for sale	325,462,573	328,055,000	355,513,545	356,465,000
Accrued interest receivable	1,938,378	1,938,378	2,417,134	2,417,134

Financial Liabilities:

Demand deposit, interest-bearing transaction, and savings accounts	$218,974,071	$218,974,071	$191,818,861	$191,818,861
Certificates of deposit	215,390,762	220,544,000	263,431,604	266,448,000
Securities sold under agreements to repurchase	-	-	476,522	476,522
Advances from Federal Home Loan Bank	20,000,000	20,075,385	13,000,000	13,049,000
Junior subordinated debentures	10,310,000	10,310,000	10,310,000	10,310,000
Accrued interest payable	241,115	241,115	547,222	547,222

	Notional	Notional
	Amount	Amount
Off-Balance Sheet Financial Instruments:
Commitments to extend credit	$32,504,982	$32,932,922
Standby letters of credit	1,990,778	2,102,497

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

The Company utilizes fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. Securities, available-for-sale, are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets on a nonrecurring basis, such as loans held for sale, loans held for investment and certain other assets. These nonrecurring fair value adjustments typically involve application of the lower of cost or market accounting or the writing down of individual assets.

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

Loans - The Company does not record loans at fair value on a recurring basis, however, from time to time, a loan is considered impaired and an allowance for loan loss is established.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan are considered impaired. Once a loan is identified as individually impaired, management measures the impairment. The fair value of impaired loans is estimated using one of several valuation methods, including the collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring a specific allowance represent loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At September 30, 2011 and December 31, 2010, substantially all of the impaired loans were evaluated based upon the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the loan as nonrecurring Level 3.

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

The tables below present the balances of assets and liabilities measured at fair value on a recurring basis by level within the hierarchy at September 30, 2011 and December 31, 2010.

	Total	Level 1	Level 2	Level 3
September 30, 2011
Available for-sale-securities:
U.S. Government agencies	$3,067,526	$-	$3,067,526	$-
Mortgage-backed securities	65,364,760	-	65,364,760	-
Municipals	19,838,160	-	19,838,160	-
Other	11,000	-	11,000	-
	88,281,446	-	88,281,446	-
Mortgage loans held for sale (1)	1,090,023	-	1,090,023	-
	$89,371,469	$-	$89,371,469	$-
(1) Carried at the lower of cost or market.

	Total	Level 1	Level 2	Level 3
December 31, 2010
Available for-sale-securities:
U.S. Government agencies	$5,178	$-	$5,178	$-
Mortgage-backed securities	35,769,713	-	35,769,713	-
Municipals	48,657,162	-	48,657,162	-
Other	40,500	-	40,500	-
	84,472,553	-	84,472,553	-
Mortgage loans held for sale (1)	1,185,576	-	1,185,576	-
	$85,658,129	$-	$85,658,129	$-
(1) Carried at the lower of cost or market.

There were no liabilities measured at fair value on a recurring basis at September 30, 2011 and December 31, 2010.

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  The following table presents the assets and liabilities measured at fair value on a nonrecurring basis at September 30, 2011 and December 31, 2010, aggregated by level in the fair value hierarchy within which those measurements fall.

	Total	Level 1	Level 2	Level 3
September 30, 2011
Impaired loans receivable	$23,570,940	$-	$23,570,940	$-
Other real estate owned	19,438,939	-	19,438,939	-
Total assets at fair value	$43,009,879	$-	$43,009,879	$-

December 31, 2010
Impaired loans receivable	$18,742,006	$-	$18,742,006	$-
Other real estate owned	14,669,051	-	14,669,051	-
Total assets at fair value	$33,411,057	$-	$33,411,057	$-

There were no liabilities measured at fair value on a nonrecurring basis at September 30, 2011 and December 31, 2010.

Impaired loans which are measured for impairment using the fair value of collateral for collateral dependent loans, had a carrying value of $25,183,965 at September 30, 2011 with a valuation allowance of $1,613,025.  Impaired loans had a carrying value of $19,301,570 at December 31, 2010 with a valuation allowance of $559,564.

Other real estate owned, which is measured at the lower of carrying amount or fair value less costs to sell, had a net carrying value of $19,438,939 and $14,669,051 at September 30, 2011 and December 31, 2010, respectively.  Write downs of other real estate owned for the nine months ended September 30, 2011 and for the year ended December 31, 2010 were $937,255 and $202,662, respectively.

The Company has no assets or liabilities whose fair values are measured using level 3 inputs.

Note 13 - Subsequent Events

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

Cautionary Note Regarding Forward-Looking Statements

The statements contained in this report on Form 10-Q that are not historical facts are forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995.  We caution readers of this report that such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements of us to be materially different from those expressed or implied by such forward-looking statements.

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

Overview

The following discussion describes our results of operation for the quarter and nine months ended September 30, 2011 as compared to the quarter and nine months ended September 30, 2010 and also analyzes our financial condition as of September 30, 2011 as compared to December 31, 2010.

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

In addition, on the basis of the same examination by the FDIC and the SC State Board, the Federal Reserve Bank of Richmond (the “Federal Reserve Bank”) requested that the Company enter into a separate Memorandum of Understanding, which the Company entered into in December 2010 (the “Company MOU”).  While this agreement provides for many of the same measures suggested by the Memorandum already in place for the Bank, the Company MOU requires that the Company seek pre-approval from the Federal Reserve Bank prior to the declaration or payment of dividends or other interest payments relating to its securities.  As a result, until the Company is no longer subject to the Company MOU, it will be required to seek regulatory approval prior to paying scheduled dividends on its preferred stock and trust preferred securities, including the Series A Preferred Stock and Series B Preferred Stock issued to the Treasury as part of our participation in the TARP CPP, as well as the Series C Preferred Stock issued as part of a private offering completed in 2010.  This provision will also apply to the Company’s common stock, although, to date, the Company has not elected to pay a cash dividend on its shares of common stock.  The Federal Reserve Bank approved the scheduled payment of dividends on the Company’s preferred stock and interest payments on the Company’s trust preferred securities for the first three quarters of 2011.  The Federal Reserve did not approve the Company’s request to pay dividends and interest payments relating to its outstanding classes of preferred stock and trust preferred securities due and payable in the fourth quarter of 2011.  As a result, no assurance can be given as to the ability of the Company to obtain approval from the Federal Reserve Bank to resume the payment of such dividends and interest in future quarters while the Company MOU remains in effect.

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

Results of Operations

Net loss available to common shareholders was $9,060,425 and $9,111,018 for the quarter and nine months ended September 30, 2011, respectively, compared to $604,704 and $1,096,812 for the same 2010 periods, respectively. Our basic and diluted loss per common share was $2.21 and $2.22 for the third quarter and first nine months of 2011, respectively, compared to $0.15 and $0.28 for the same 2010 periods, respectively.

For the quarter and nine months ended September 30, 2011, our net loss available to common shareholders was $8,455,721 and $8,014,206, respectively, higher than for the comparable 2010 periods.  During the third quarter, as a result of evaluating the realization of our deferred tax assets in future periods, we determined that it is more likely than not that approximately $6,700,000 of our gross deferred tax assets relating to continuing operations at September 30, 2011 will not be realized.  Therefore we increased the related valuation allowance by approximately $6,600,000.

Comparing the third quarter of 2011 with 2010, our provision for loan losses increased $1,561,069, mainly as the result of three large credits deteriorating significantly during the third quarter of 2011.

Expenses associated with our properties acquired through foreclosures continue to negatively impact our operating results.  For the three and nine months ended September 30, 2011, expenses for foreclosed properties were $175,175 and $1,313,130, respectively, higher than those for the comparable 2010 periods.

Due primarily to the changes in our contingency reserve for mortgage loan buy back expense, our mortgage loan expense was $421,195 and $773,031 higher for the three and nine months ended September 30, 2011, compared to the comparable 2010 periods, respectively.

In addition, our operating results were negatively impacted by the reduction of $866,070 and $286,816 in net gains from the sale of securities for the three and nine months ended September 30, 2011, respectively, compared to the comparable 2010 periods.

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

Net interest income increased $309,718 or 7.81%, to $4,274,376 for the quarter ended September 30, 2011, from $3,964,658 for the comparable period of 2010.  Our net interest income for the nine months ended September 30, 2011 and 2010 was $12,648,750 and $12,179,128, respectively. This represents an increase of $469,622 or 3.86%.  The improvement in our net interest income for both periods is due primarily to the fact that we were able to increase our net interest spread by 85 and 76 basis points for the three and nine months ended September 30, 2011, respectively, from the net interest spread realized for the comparable 2010 periods.  We accomplished this by significantly reducing the average volume of our time deposits which are historically our most expensive deposits.  Comparing the three and nine months ended September 30, 2011, with the comparable 2010 periods, the average volume of our time deposits decreased by 28.80% and 28.25%, respectively.  See “Rate/Volume Analysis” below for a more detailed discussion.

For the third quarter of 2011, average-earning assets totaled $451,244,119 with an annualized average yield of 5.21% compared to $530,926,616, and 5.16%, respectively, for the third quarter of 2010.  Average interest-bearing liabilities totaled $412,124,876 with an annualized average cost of 1.55% for third quarter of 2011 compared to $489,878,682 and 2.35%, respectively, for the third quarter of 2010.

Average earning assets for the nine months ended September 30, 2011 and 2010 were $457,783,324 and $546,711,207, respectively, with an annualized average yield of 5.17% and 5.25% respectively.  Average interest-bearing liabilities totaled $421,294,366 and $507,761,100 with an annualized average cost of 1.60% and 2.44% for the nine months ended September 30, 2011 and 2010, respectively.

Our net interest margin and net interest spread were 3.80% and 3.66%, respectively, for the third quarter of 2011 compared to 3.00% and 2.81%, respectively, for the third quarter of 2010.  For the nine months ended September 30, 2011, our net interest margin and net interest spread were 3.69% and 3.57%, respectively compared to 2.98% and 2.81%, respectively for the comparable period of 2010.

Because loans often provide a higher yield than other types of earning assets, one of our goals is to maintain our loan portfolio as the largest component of total earning assets.  Loans comprised 72.62% and 73.75% of average earning assets for the three and nine months ending September 30, 2011, respectively compared to 70.08% and 70.65%, respectively for the comparable period of 2010.

Loan interest income for the three and nine months ended September 30, 2011 was $5,037,612 and $15,127,300, respectively compared to $5,653,540 and $17,719,753, respectively for the comparable periods of 2010.  The annualized average yield on loans was 6.17% and 5.99%, respectively, for the three and nine months ended September 30, 2011 compared to 6.09% and 6.13%, respectively for the comparable 2010 periods.  For the three and nine months ended September 30, 2011, compared to the three and nine months ended September 30, 2010, the average balances of our loans decreased $44,375,417, or 11.93% and $48,681,863, or 12.60%, respectively.  Our loan interest income for the three and nine months ended September 30, 2011, continued to be negatively impacted by the lower loan demand, which has also reduced our loan pricing, and the high volume of our nonperforming loans.

Available-for-sale investment securities averaged $95,045,955, or 21.06% of average earning assets, for the third quarter of 2011 compared to $116,885,816, or 22.02% of average earning assets for the third quarter of 2010.  Available-for-sale investment securities averaged $87,673,600 and 19.15% of average earning assets for the nine months ended September 30, 2011 compared to $120,088,252 and 21.97% for the nine months ended September 30, 2010.  Interest earned on available-for-sale securities amounted to $808,449 and $2,498,266 for the three and nine months ended September 30, 2011, respectively, compared to $1,145,817 and $3,645,872 respectively, for the same periods last year.  With the relatively low yield available on our securities portfolio, we chose to instead reduce our securities position proportionally with a reduction in higher cost deposits as part of our effort to reduce interest expense.  The annualized average yield on available-for-sale investment securities was 3.41% and 3.93% for the third quarter of 2011 and 2010, respectively.  The annualized average yield on available-for-sale investment securities was 3.81% and 4.06% for the nine months ended September 30, 2011 and 2010, respectively.

Our average interest-bearing deposits were $381,770,338 and $452,761,112 for the third quarter of 2011 and 2010, respectively. This represented a decrease of $70,990,774, or 15.68%.  Our average interest-bearing deposits were $391,364,837 and $470,049,111 for the nine months ended September 30, 2011 and 2010, respectively. This represented a decrease of $78,684,274, or 16.74%.  Total interest paid on deposits for the three and nine months ended September 30, 2011 was $1,465,991 and $4,862,966, respectively, compared to $2,473,374 and $8,099,592 for the same periods of 2010.  The annualized average cost of deposits was 1.54% and 2.19% for the three months ended September 30, 2011 and 2010, respectively.  The annualized average cost of deposits was 1.66% and 2.30% for the nine months ended September 30, 2011 and 2010, respectively.  As our loan demand declined, we concurrently lowered our rates paid for deposits, especially for time deposits, which is the primary reason why our average time deposits were 28.80% and 28.25% lower during the three and nine months ended September 30, 2011 than during the comparable 2010 periods.

The average balance of other interest-bearing liabilities was $30,354,538 and $37,117,570 for the three months ending September 30, 2011 and 2010, respectively.  This represented a decrease of $6,763,032 or 18.22%.  For the nine months ending September 30, 2011 and 2010 the average balance of other interest bearing liabilities was $29,929,529 and $37,711,989, respectively.  This represented a decrease of $7,782,460 or 20.64%.  The decrease in both periods is mainly attributable to the decrease in our average borrowings from the Federal Home Loan Bank.  With the weakness in loan demand we experienced during the past year, we became less reliant on borrowings from the Federal Home Loan Bank to meet our funding needs.  We have instead shifted our focus to building locally-sourced core deposits in order to provide a lower-cost source of liquidity.

The following table sets forth, for the period indicated, certain information related to our average balance sheet and our average yields on assets and average costs of liabilities.  Such yields are derived by dividing income or expense by the average balance of the corresponding assets or liabilities.  Average balances have been derived from the daily balances throughout the periods indicated.

Three Months Ended September 30,

	Average Balances, Income and Expenses, and Rates
	2011			2010
(Dollars in thousands)	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Earning assets:
Loans (1)	$327,696	$5,038	6.17%	$372,071	$5,653	6.09%
Securities, taxable	68,323	532	3.12	60,426	549	3.64
Securities, nontaxable	26,722	276	4.15	56,460	597	4.24
Other earning assets	28,503	20	0.28	41,970	33	0.31
Total earning assets	451,244	5,866	5.21	530,927	6,832	5.16
Non-earning assets:	65,590			57,538
Total assets	$516,834			$588,465

Liabilities and Shareholders' Equity
Interest-bearing deposits:
Transaction accounts	$40,478	$43	0.43%	$36,620	$51	0.56%
Savings and money market accounts	124,239	218	0.70	111,307	302	1.09
Time deposits	217,053	1,205	2.23	304,834	2,120	2.79
Total interest-bearing deposits	381,770	1,466	1.54	452,761	2,473	2.19
Other interest-bearing liabilities:
Federal Home Loan Bank bank borrowing	20,000	71	1.42	26,000	238	3.67
Junior subordinated debentures	10,310	55	2.14	10,310	156	6.08
Other	45	-	0.00	808	-	0.00
Total other interest-bearing liabilities	30,355	126	1.66	37,118	394	4.26
Total interest-bearing liabilities	412,125	1,592	1.55	489,879	2,867	2.35
Noninterest-bearing deposits	52,285			44,184
Other liabilities	2,564			3,610
Shareholders' equity	49,860			50,792
Total liabilities and equity	$516,834			$588,465

Net interest income/interest spread		$4,274	3.66%		$3,965	2.81%

Net yield on earning assets			3.80%			3.00%

(1)	Includes mortgage loans held for sale and nonaccruing loans

Nine Months Ended September 30,

	Average Balances, Income and Expenses, and Rates
	2011			2010
(Dollars in thousands)	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Earning assets:
Loans (1)	$337,594	$15,127	5.99%	$386,276	$17,720	6.13%
Securities, taxable	47,890	1,204	3.36	60,827	1,742	3.83
Securities, nontaxable	39,783	1,294	4.35	59,261	1,904	4.30
Other earning assets	32,516	75	0.31	40,347	88	0.29
Total earning assets	457,783	17,700	5.17	546,711	21,454	5.25
Non-earning assets:	63,476			56,748
Total assets	$521,259			$603,459

Liabilities and Shareholders' Equity
Interest-bearing deposits:
Transaction accounts	$38,425	$139	0.48%	$38,394	$140	0.49%
Savings and money market accounts	119,634	690	0.77	106,489	982	1.23
Time deposits	233,306	4,034	2.31	325,166	6,978	2.87
Total interest-bearing deposits	391,365	4,863	1.66	470,049	8,100	2.30
Other interest-bearing liabilities:
Federal Home Loan Bank bank borrowing	19,513	207	1.42	26,613	712	3.57
Junior subordinated debentures	10,310	(19)	(0.25)	10,310	463	6.01
Other	107	-	1.00	789	-	0.00
Total other interest-bearing liabilities	29,930	188	0.84	37,712	1,175	4.17
Total interest-bearing liabilities	421,295	5,051	1.60	507,761	9,275	2.44
Noninterest-bearing deposits	48,949			43,879
Other liabilities	2,542			3,857
Shareholders' equity	48,473			47,962
Total liabilities and equity	$521,259			$603,459

Net interest income/interest spread		$12,649	3.57%		$12,179	2.81%

Net yield on earning assets			3.69%			2.98%

(1)	Includes mortgage loans held for sale and nonaccruing loans

Rate/Volume Analysis of Interest Income

Net interest income can be analyzed in terms of the impact of changing interest rates and changing volume.  The following tables set forth the effect which the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the periods presented.

Three Months Ended September 30,

	2011 Compared to 2010
(Dollars in thousands)	Due to increase (decrease) in
	Volume	Rate	Total
Interest income:
Loan	$(688)	$73	$(615)
Securities, taxable	67	(84)	(17)
Securities, tax exempt	(309)	(12)	(321)
Other earning assets	(9)	(4)	(13)
Total interest income	(939)	(27)	(966)

Interest expense:
Interest-bearing deposits
Interest-bearing transaction accounts	5	(13)	(8)
Savings and money market accounts	33	(117)	(84)
Time deposits	(539)	(376)	(915)
Total interest-bearing deposits	(501)	(506)	(1,007)

Other interest-bearing liabilities
Federal Home Loan Bank borrowings	(46)	(121)	(167)
Junior subordinated debentures	-	(101)	(101)
Total other interest-bearing liabilities	(46)	(222)	(268)

Total interest expense	(547)	(728)	(1,275)

Net interest income	$(392)	$701	$309

Nine Months Ended September 30,

	2011 Compared to 2010
(Dollars in thousands)	Due to increase (decrease) in
	Volume	Rate	Total
Interest income:
Loan	$(2,195)	$(398)	$(2,593)
Securities, taxable	(341)	(197)	(538)
Securities, tax exempt	(632)	22	(610)
Other earning assets	(19)	6	(13)
Total interest income	(3,187)	(567)	(3,754)

Interest expense:
Interest-bearing deposits
Interest-bearing transaction accounts	-	(1)	(1)
Savings and money market accounts	109	(401)	(292)
Time deposits	(1,741)	(1,203)	(2,944)
Total interest-bearing deposits	(1,632)	(1,605)	(3,237)

Other interest-bearing liabilities
Federal Home Loan Bank borrowings	(155)	(350)	(505)
Junior subordinated debentures	-	(482)	(482)
Total other interest-bearing liabilities	(155)	(832)	(987)

Total interest expense	(1,787)	(2,437)	(4,224)

Net interest income	$(1,400)	$1,870	$470

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

The allowance represents an amount that management believes will be adequate to absorb inherent losses on existing loans that may become uncollectible.  Our judgment as to the adequacy of the allowance for loan losses is based on a number of assumptions about future events, which we believe to be reasonable, but which may or may not prove to be accurate. Our determination of the allowance for loan losses is based on regular evaluations of the collectability of loans, including consideration of factors such as the balance of impaired loans, the quality, mix, and size of our overall loan portfolio, economic conditions that may affect the borrower’s ability to repay, the amount and quality of collateral securing the loans, our historical loan loss experience, and a review of adversely classified loans. We also consider subjective issues such as changes in our lending policies and procedures, changes in the local and national economy, changes in volume or type of credits, changes in the volume or severity of problem loans, quality of loan review and board of director oversight, concentrations of credit, and peer group comparisons.

More specifically, in determining our allowance for loan losses, we regularly review loans for specific and impaired reserves based on the appropriate impairment assessment methodology. Pooled reserves are determined using historical loss trends measured over a four-quarter average applied to risk rated loans grouped by Federal Financial Examination Council (“FFIEC”) call code and segmented by impairment status. The pooled reserves are calculated by applying the appropriate historical loss ratio to the loan categories. Impaired loans greater than a minimum threshold established by management are excluded from this analysis. The sum of all such amounts determines our pooled reserves.  Earlier this year, the Company undertook a thorough statistical review of our recognized recent loss history. This analysis revealed that over 80% of our losses were concentrated in the coastal markets.  Management elected to reduce the Bank’s portfolio exposure to the coastal markets due to this and other factors.  As a result, we determined that it would be appropriate to modify our loss history calculation to segment our losses by geography.  We now calculate a loss factor for each geographic region, then weight the overall loss factor by the geographic weight remaining in the overall portfolio.  Over time, we expect these changes to our loan loss allowance methodology to have a material impact on our required allowance level as we continue to reduce our exposure to certain markets.  We have also shortened the period over which we review historical losses from eight quarters to four in response to industry trends and conditions; the shorter loss history window is more in line with our peer group and tracks more closely the unusual market volatility of the past several years, making the provision estimate more responsive to current economic conditions.  The model has been updated as of the end of the third quarter 2011 to reflect losses realized through the end of the second quarter 2011.

As we mentioned above, we track our portfolio and analyze loans grouped by FFIEC call code categories. The first step in this process is to risk grade each loan in the portfolio based on one common set of parameters. These parameters include items like debt-to-worth ratio, liquidity of the borrower, net worth, experience in a particular field and other factors such as underwriting exceptions. Weight is also given to the relative strength of any guarantors on the loan.

After risk grading each loan, we then segment the portfolio by FFIEC call code groupings, separating out substandard and impaired loans.  The remaining loans are grouped into “performing loan pools.”  The loss history for each performing loan pool is measured over a specific period of time to create a loss factor for each geographic region.  The overall loss factor is then calculated by weighting each geographic region within the overall portfolio.  The relevant look back period is determined by management, regulatory guidance, and current market events.  The loss factor is then applied to the pool balance and the reserve per pool calculated.  Loans deemed to be substandard but not impaired are segregated and a loss factor is applied to this pool as well.  Loans are segmented based upon sizes as smaller impaired loans are pooled and a loss factor applied, while larger impaired loans are assessed individually using the appropriate impairment measuring methodology.  Finally, five qualitative factors are utilized to assess economic and other trends not currently reflected in the loss history. These factors include concentration of credit across the portfolio, the experience level of management and staff, effects of changes in risk selection and underwriting practice, industry conditions and the current economic and business environment.  A quantitative value is assigned to each of the five factors, which is then applied to the performing loan pools. Negative trends in the loan portfolio increase the quantitative values assigned to each of the qualitative factors and, therefore, increase the reserve.  For example, as general economic and business conditions decline, this qualitative factor’s quantitative value will increase, which will increase the reserve requirement for this factor.  Similarly, positive trends in the loan portfolio, such as improvement in general economic and business conditions, will decrease the quantitative value assigned to this qualitative factor, thereby decreasing the reserve requirement for this factor.  These factors are reviewed and updated by our management committee on a regular basis to arrive at a consensus for our qualitative adjustments.

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

Various regulatory agencies review our allowance for loan losses through their periodic examinations, and they may require additions to the allowance for loan losses based on their judgment and assumptions about the economic condition of our market and the loan portfolio at the time of their examinations. Our losses will undoubtedly vary from our estimates, and it is possible that charge-offs in future periods will exceed the allowance for loan losses as estimated at any point in time.

As of September 30, 2011 and 2010, the allowance for loan losses was $6,422,526 and $6,819,964, respectively, a decrease of $397,438, or 5.83%, from the 2010 allowance.  However, as a percentage of total loans, the allowance for loan losses was 1.98% and 1.87% at September 30, 2011 and 2010, respectively.  See the discussion regarding the provision expense and “Activity in the Allowance for Loan Losses” below for additional information regarding our asset quality and loan portfolio.

For the third quarter of 2011 and 2010, the provision for loan losses was $3,036,820 and $1,475,751, respectively, an increase of $1,561,069 or 105.78%.  The provision for loan losses was $3,559,944 and $3,541,650 for the nine months ended September 30, 2011 and 2010, respectively.  This represents an increase of $18,294, or 0.52%.  The increase in the provision expense for the third quarter of 2011 is due primarily to 1) increase in historical loss ratios in our coastal markets; 2) accounting adjustments required as a result of the recent regulatory examinations, and 3) certain large credits that deteriorated significantly during the quarter.  As we have noted previously, borrower performance will be driven by local and regional economic conditions, and conditions did not develop favorably over the quarter for these borrowers.  However, our total nonperforming loans and required reserve stayed stable during the quarter, continuing to support management’s estimate that inflow and outflow of problem loans has stabilized in the near term; this overall economic stabilization and reduction in our exposure to loans in coastal markets has resulted in lower charge-offs overall, and has guided our decision to maintain a lower total allowance on a year-over-year basis.

The provision expense estimate is the result of a robust statistical model that is based on historical credit losses and geographic segmentation analysis, as well as a thorough individual analysis of large impaired credits.  It is, however, subject to a great degree of volatility and is sensitive to current quarter loss experience and real estate collateral values in the marketplace.  While we normally expect this loss experience to be lower than that realized historically due to improving economic conditions relative to those experienced during the significant economic downturn of 2009 and 2010, there can be no assurance that this will occur.  In particular, if regional or national economic conditions do not improve, or decline in the coming months, then the provision expense will stabilize or rise in proportion with the risk profile of our loan portfolio in a future quarter.  We are closely monitoring recent economic developments and their impact on the portfolio and, more generally, our market area.

We believe the allowance for loan losses at September 30, 2011, is adequate to meet potential loan losses inherent in the loan portfolio, and, as described earlier, to maintain the flexibility to adjust the allowance should our local economy and loan portfolio either improve or decline in the future.

Noninterest Income

The following table sets forth information related to our noninterest income.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Service charges on deposit accounts	$480,078	$466,792	$1,372,868	$1,378,482
Gain on sale of mortgage loans	362,972	217,190	664,620	597,653
Gain (loss) on sale of securities available-for-sale	(64,274)	801,796	516,582	803,398
Other income	329,530	342,858	1,150,793	1,050,200
Total noninterest income	$1,108,306	$1,828,636	$3,704,863	$3,829,733

Noninterest income decreased $720,330, or 39.39%, to $1,108,306 for the third quarter of 2011 from $1,828,636 for the third quarter of 2010.  Comparing the third quarter of 2011 with that of 2010, our net gain on sale of securities available-for-sale was $866,070 lower.  This decrease was partially offset by the increase of $145,782 in our gain on sale of mortgage loans.  Because of the low mortgage rates in effect during the third quarter of 2011, we experienced an increase in the volume of homeowners refinancing their existing mortgages.

Noninterest income decreased $124,870, or 3.26%, to $3,704,863 for the first nine months of 2011 from $3,829,733 for the first nine months of 2010.

Noninterest Expense

For the quarter ended September 30, 2011, noninterest expense totaled $5,558,065 and $5,163,102, respectively, which is $394,963, or 7.65%, higher than our noninterest expense for the quarter ended September 30, 2010.  For the nine months ended September 30, 2011 and 2010, noninterest expense totaled $15,889,076 and $13,986,424, respectively, equating to an increase of 1,902,652, or 13.60% for 2011 compared to 2010.

The primary reason for the increase in our noninterest expense for the three and nine months ended September 30, 2011 compared to the same 2010 periods is attributable to the increase in the following expense items:

1.
Expenses relating to our other real estate owned for the quarters ended September 30, 2011 and 2010, was $509,504 and $334,329, respectively, which represents an increase of $175,175.  For the nine months ended September 30, 2011 and 2010, the expense was $2,042,122 and $728,992, respectively, which equates to an increase of $1,313,130 on a year-over-year basis.  The increase in both periods is attributable to a significant increase in the volume in other real estate owned.  At September 30, 2011, our other real estate owned totaled $19,438,939 compared to $12,742,086 at September 30, 2010.

2.
Mortgage loan expense was $421,195 and $773,031 higher for the three and nine months ended September 30, 2011, compared to the comparable 2010 periods, respectively.  During the third quarter of 2011, we recognized a contingency loss of approximately $500,000 for the repurchase of mortgage loans that we will more than likely have to repurchase in the near future.  Due to a positive change in our mortgage litigation contingency outlook, the mortgage loan expense during the first nine months of 2010 was reduced by a positive adjustment of approximately $350,000 to our mortgage loan buyback expense.

While we realized a loss before our income tax provision for the three and nine months ended September 30, 2011, the increase in our income tax expense for these periods was the result of the increase in our deferred tax assets valuation allowance.  The allowance was increased by approximately $6,600,000, based on our evaluation of the probability of utilizing net operating losses in future periods. Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence available, it is more likely than not that some or all of a deferred tax asset will not be realized.  During the third quarter of 2011, we determined approximately $1,400,000, of our deferred tax assets relating to continuing operations at September 30, 2011 will be realized in future periods only.

Balance Sheet Review

General

At September 30, 2011, we had total assets of $510.5 million, consisting principally of $324.4 million in loans, $91.3 million in investment securities, and $37.8 million in cash and due from banks.  Our liabilities at September 30, 2011, totaled $468.0 million, which consisted principally of $434.4 million in deposits, $20.0 million in FHLB advances, and $10.6 million in other borrowings. At September 30, 2011, our shareholders’ equity was $42.5 million.

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

At September 30, 2011 our investment in available-for sale securities was $88,281,446, which is $3,808,893, or 4.51%, higher than our investment in available-for-sale securities at December 31, 2010.

The amortized costs and the fair value of our securities available-for-sale at September 30, 2011 and December 31, 2010 are shown in the following table.

	September 30, 2011		December 31, 2010
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Government sponsored enterprises	$2,867,841	$3,067,526	$5,031	$5,178
Mortgage-backed securities	62,966,584	65,364,760	35,361,686	35,769,713
Municipal securities	19,091,069	19,838,160	49,804,336	48,657,162
Other	100,000	11,000	200,000	40,500
Total	$85,025,494	$88,281,446	$85,371,053	$84,472,553

At September 30, 2011, securities classified as available-for-sale are recorded at fair market value.  At that date, there was only one security that had an unrealized loss.  The unrealized loss for this security was $89,000 and has been in a continuous loss position for twelve months or more.  We do not intend to sell this security in the near future and it is more likely than not that we will not be required to sell this security before recovery of its amortized cost. We believe, based on industry analyst reports and credit ratings, that the deterioration in value is attributable to changes in market interest rates and is not in the credit quality of the issuer and therefore, this loss is not considered other-than-temporary.

Securities Available-for-Sale Maturity Distribution and Yields

Contractual maturities and yields on our available for sale securities at September 30, 2011 are shown in the following table.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	U.S Government
	Agencies and
	Corporations		Municipals		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield
Due within one year	$-	0.00%	$-	0.00%	$-	0.00%
Due after one year but within five years	-	0.00	4,023	4.00	4,023	4.00
Due after five years but within ten years	3,068	3.88	7,640	4.11	10,708	4.04
Due after ten years	-	0.00	8,175	4.22	8,175	4.22
Total securities (1)	$3,068	3.88%	$19,838	4.13%	$22,906	4.10%

(1)	Excludes mortgage-backed securities totaling $65,364,760 with a yield of 3.48% and other securities totaling $11,000.

During the first nine months of 2011, we sold $40,807,255 of available-for-sale securities and replaced them with higher investor-rated securities.

At September 30, 2011 and December 31, 2010, nonmarketable equity securities totaled $3,024,600 and $4,357,300, respectively, consisting of Federal Home Loan Bank stock and Community Bankers Bank stock. These stocks are recorded at their original cost. At September 30, 2011 and December 31, 2010 the Federal Home Loan Bank stock totaled $2,966,500 and $4,299,200, respectively.  The Community Bankers Bank stock totaled $58,100 at September 30, 2011 and December 31, 2010.

Loans

Loans, including loans held for sale, are the largest category of earning assets and typically provide higher yields than the other types of earning assets.  Associated with the higher loan yields are the inherent credit and liquidity risks that we attempt to control and counterbalance.  Loans averaged $337,594,159 during the nine months ended September 30, 2011 compared to $386,276,022 during the nine months ended September 30, 2010, a decrease of $48,681,863, or 12.60%.  At September 30, 2011, total loans were $325,462,573 compared to $355,513,545 at December 31, 2010, a decrease of $30,050,972, or 8.45%.  Excluding loans held for sale, loans were $324,372,550 at September 30, 2011, compared to $354,327,969 at December 31, 2010, which equated to a decrease of $29,955,419, or 8.45%. This decrease is the result of the economic downturn in our markets and worldwide deleveraging that caused the volume of new loan customers and average loan balances carried by current customers to decrease.

The following table summarizes the composition of our loan portfolio September 30, 2011 and December 31, 2010.

	September 30,	% of	December 31,	% of
	2011	Total	2010	Total
Mortgage loans on real estate
Construction	$50,308,096	15.51%	$62,635,354	17.68%
Residential 1-4 family	47,306,208	14.58	50,085,085	14.13
Multifamily	4,712,625	1.45	9,337,285	2.64
Second mortgages	8,635,868	2.66	4,782,583	1.35
Equity lines of credit	25,509,531	7.87	27,989,649	7.90
Commercial	141,884,822	43.74	152,178,318	42.95
Total mortgage loans	278,357,150	85.81	307,008,274	86.65
Commercial and industrial	36,286,079	11.19	40,856,292	11.53
Consumer	8,604,083	2.65	6,057,089	1.71
Other, net	1,125,238	0.35	406,314	0.11
Total loans	$324,372,550	100.00%	$354,327,969	100.00%

In the context of this discussion, a “real estate mortgage loan” is defined as any loan, other than a loan for construction purposes, secured by real estate, regardless of the purpose of the loan.  It is common practice for financial institutions in our market area to obtain a mortgage on the Borrower’s real estate when possible, in addition to any other available collateral.  This real estate collateral is taken as security to reinforce the likelihood of the ultimate repayment of the loan and tends to increase management’s willingness to make real estate loans and, to that extent, also tends to increase the magnitude of the real estate loan portfolio component.

The largest component of our loan portfolio is real estate mortgage loans.  At September 30, 2011, real estate mortgage loans totaled $228,049,054 and represented 70.31% of the total loan portfolio, compared to $244,372,920, or 68.97%, at December 31, 2010.  From December 31, 2010 to September 30, 2011, our real estate mortgage loans declined by $16,323,866, or 6.68%.

Residential mortgage loans totaled $86,164,232 at September 30, 2011, and represented 26.57% of the total loan portfolio, compared to $92,194,602 and 26.02%, respectively, at December 31, 2010.  Residential real estate loans consist of first and second mortgages on single or multi-family residential dwellings.  Nonresidential mortgage loans, which include commercial loans and other loans secured by multi-family properties and farmland, totaled $141,884,822 at September 30, 2011, compared to $152,178,318 at December 31, 2010.  This represents a decrease of $10,293,496, or 6.76%, from the December 31, 2010 balance.

Real estate construction loans were $50,308,096 and $62,635,354 at September 30, 2011 and December 31, 2010, respectively, and represented 15.51% and 17.68% of the total loan portfolio, respectively.

Currently, the demand for all types of real estate mortgage loans in our market area is very weak, largely because of the general economic downturn that has affected many businesses and individuals in our market area.

Commercial and industrial loans decreased $4,570,213, or 11.19%, to $36,286,079 at September 30, 2011, from $40,856,292 at December 31, 2010.  The decrease is mainly due to the economic downturn in our markets that caused the demand for these types of loans to decrease.  At September 30, 2011 and December 31, 2010, commercial and industrial loans represented 11.19% and 11.53%, respectively, of the total loan portfolio.

Our loan portfolio is also comprised of consumer and other loans that totaled $9,729,321 and $6,463,403 at September 30, 2011 and December 31, 2010, respectively.  At September 30, 2011 and December 31, 2010, these loans represented 3.00% and 1.82%, respectively, of the total loan portfolio.

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

Maturities and Sensitivity of Loans to Changes in Interest Rates

The information in the following tables is based on the contractual maturities of individual loans, including loans, which may be subject to renewal at their contractual maturity.Renewal of such loans is subject to review and credit approval, as well as modification of terms upon maturity.  Actual repayments of loans may differ from the maturities reflected below because borrowers have the right to prepay obligations with or without prepayment penalties.

Loan Maturity Schedule and Sensitivity to Changes in Interest Rates

The following table summarizes the loan maturity distribution by collateral type and related interest rate characteristics at September 30, 2011.

		Over
		One Year
	One Year or	Through	Over Five
(Dollars in thousands)	Less	Five Years	Years	Total
Commercial and industrial	$20,907	$15,022	$357	$36,286
Real estate	109,186	143,892	25,279	278,357
Consumer and other	4,058	5,285	387	9,730
	$134,151	$164,199	$26,023	$324,373
Loans maturing after one year with:
Fixed interest rates				$123,125
Floating interest rates				67,097
				$190,222

Activity in the Allowance for Loan Losses

The following table summarizes the activity related to our allowance for loan losses for the nine months ended September 30, 2011 and 2010.

	Nine Months Ended
	September 30,
(Dollars in thousands)	2011	2010
Balance, January 1	$6,271	$9,801
Loans charged off:
Real estate – construction	1,318	3,899
Real estate – mortgage	2,083	4,105
Commercial and industrial	514	1,392
Consumer and other	32	104
Total loan losses	3,947	9,500
Recoveries of previous loan losses:
Real estate – construction	281	1,186
Real estate – mortgage	156	1,195
Commercial and industrial	98	432
Consumer and other	4	164
Total recoveries	539	2,977
Net charge-offs	3,408	6,523
Provision for loan losses	3,560	3,542
Balance, September 30	$6,423	$6,820

Total loans outstanding, end of period	$324,373	$364,400

Allowance for loan losses to loans outstanding	1.98%	1.87%

Risk Elements in the Loan Portfolio

The following table shows the nonperforming assets at September 30, 2011 and 2010.

	September 30,
(Dollars in thousands)	2011	2010
Loans over 90 days past due and still accruing	$17	$1,915
Loans on nonaccrual:
Real Estate Construction	11,040	14,449
Real Estate Mortgage	10,994	5,877
Commercial	1,482	785
Consumer	2	6
Total nonaccrual loans	23,518	21,117
Total of nonperforming loans	23,535	23,032
Other nonperforming assets	19,439	12,742
Total nonperforming assets	$42,974	$35,774

Percentage of nonperforming assets to total assets	8.42%	6.17%
Percentage of nonperforming loans to total loans	7.26%	6.32%
Allowance for loan losses as a percentage of non-performing loans	27.29%	29.61%

Loans over 90 days past due and still accruing - As of September 30, 2011 and 2010, we had loans totaling $17,171 and $1,914,740, respectively, that were past due over 90 days and still accruing interest.  All loans are secured by real estate and included in our impaired loan classification at September 30, 2011 and 2010.

Nonaccruing loans - At September 30, 2011 and 2010, loans totaling $23,518,313 and $21,117,115, respectively, were in nonaccrual status.  Generally, loans are placed on nonaccrual status if principal or interest payments become 90 days past due and/or we deem the collectability of the principal and/or interest to be doubtful.  Generally, once a loan is placed in nonaccrual status, all previously accrued and uncollected interest is reversed against interest income, unless collection of interest accrued to date is expected.  Interest income on nonaccrual loans is recognized on a cash basis when the ultimate collectability is no longer considered doubtful.  Loans are returned to accrual status when the principal and interest amounts contractually due are brought current and future payments are reasonably assured.  If interest on our loans classified as nonaccrual at September 30, 2011 and 2010 had been recognized on a fully accruing basis, we would have recorded approximately $804,775 and $511,102 of additional interest income for the nine months ended September 30, 2011 and 2010, respectively.  We note that the increased volume of nonaccrual real estate mortgage loans during the first nine months of 2011 was roughly offset by a reduction in the volume of non-accrual real estate construction loans that were primarily located in coastal markets that were harder hit by the economic downturn during the same period.  All nonaccruing loans at September 30, 2011 and 2010 were included in our classification of impaired loans at those dates.

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

At September 30, 2011, we had nine restructured loans totaling $1,206,955, including $856,955 which were performing and $350,000 which were not performing.  These restructured loans were all secured by real estate and included in our classification of impaired loans at September 30, 2011.  For each loan, the modification made was the extension of the maturity date.

Impaired loans - At September 30, 2011, we had impaired loans totaling $25,183,965 as compared to $22,656,818 at September 30, 2010.  Included in the impaired loans at September 30, 2011 were 11 borrowers that accounted for 69.11% of the total amount of the impaired loans at that date.  These loans were primarily commercial real estate loans located in coastal South Carolina.  Impaired loans, as a percentage of total loans, were 7.76% at September 30, 2011 as compared to 6.22% at September 30, 2010.

During the first nine months of 2011, the average investment in impaired loans was approximately $25,361,000 as compared to $27,970,625 during the first nine months of 2010.  Impaired loans with a specific allocation of the allowance for loan losses totaled approximately $7,606,186 and $17,565,960 at September 30, 2011 and 2010, respectively.  The amount of the specific allocation at September 30, 2011 and 2010 was $1,613,025 and $397,786, respectively.

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

Since December 31, 2010, total loans individually evaluated for impairment increased by approximately $5,882,000, with practically all of the increase being attributable to loans classified as nonresidential real estate mortgage loans.  Our impairment analysis was further supplemented by loan tracking based on geographic segmentation, with additional potential for impairment derived from loans secured by real estate in coastal markets that have been particularly hard hit by the economic downturn.   In many cases, the value of the newly impaired nonresidential real estate mortgage loans is equivalent to the volume of our reduced exposure to real estate construction loans.  As the volume of these impaired real estate construction loans, which are considered to be of higher risk based on the type and location of their related collateral than nonresidential real estate mortgage loans, has been reduced over the first nine months of 2011 we believe that the overall risk of loss in our loan portfolio has decreased.

Other nonperforming assets - Other nonperforming assets consist of other real estate owned (“OREO”) that was acquired through foreclosure.  Other real estate owned is carried at fair market value minus estimated costs to sell.  Current appraisals are obtained at time of foreclosure and write-downs, if any, charged to the allowance for loan losses as of the date of foreclosure.  On a regular basis, we reevaluate our OREO properties for impairment.  Along with gains and losses on disposal, expenses to maintain such assets and subsequent changes in the valuation allowance are included in other noninterest expense.

As of September 30, 2011, we had OREO properties totaling $19,438,939 that were geographically located in the following South Carolina areas - 76% in the Coastal area, 13% in the Columbia area and 11% in the Florence area.  The combined nature of these properties is 89% commercial and 11% residential and other.  While we are diligently trying to dispose of our OREO properties, the currently depressed real estate market affects our ability to do so in a timely manner without experiencing additional losses.  Additionally, there can be no assurance that these properties can be sold for their carrying values.

Deposits and Other Interest-Bearing Liabilities

Average interest-bearing liabilities decreased $86,466,734 or 17.03%, to $421,294,366 for the nine months ending September 30, 2011 from $507,761,100 for the nine months ended September 30, 2010.  Deposits declined mainly as a result of our effort to reduce high cost wholesale time deposits.

Deposits - For the nine months ended September 30, 2011 and 2010, average total deposits were $440,313,854 and $513,927,952, respectively, which is a decrease of $73,614,098, or 14.32%.  At September 30, 2011 and December 31, 2010, total deposits were $434,364,833 and $455,250,465, respectively, a decrease of $20,885,632, or 4.59%.

Average interest-bearing deposits decreased $78,684,274, or 16.74%, to $391,364,837 for the nine months ended September 30, 2011, from $470,049,111 for the nine months ended September 30, 2010.

The average balance of non-interest bearing deposits increased $5,070,176, or 11.55%, to $48,949,017 for the nine months ended September 30, 2011, from $43,878,841 for the nine months ended September 30, 2010.

The following table shows the average balance amounts and the average rates paid on deposits held by us for the nine months ended September 30, 2011 and 2010.

	Nine Months Ended September 30,
	2011		2010
	Average	Average	Average	Average
	Amount	Rate	Amount	Rate
Noninterest bearing demand deposits	$48,949,017	0.00%	$43,878,841	0.00%
Interest bearing demand deposits	38,424,879	0.48	38,393,935	0.49
Savings accounts	119,634,049	0.77	106,488,937	1.23
Time deposits	233,305,909	2.31	325,166,239	2.87
Total	$440,313,854	1.48%	$513,927,952	2.11%

Core deposits, which exclude time deposits of $100,000 or more, provide a relatively stable funding source for our loan portfolio and other earning assets.  Our core deposits were $310,380,902 and $297,769,985 at September 30, 2011 and December 31, 2010, respectively. This equates to an increase of $12,610,917, or 4.24%, which is the result of our continued focus to replace wholesale deposits and other borrowings with core deposits.

Included in time deposits of $100,000 and over, at September 30, 2011 and December 31, 2010 are brokered time deposits of $90,860,000 and $111,929,000, respectively, equating to a decrease of $21,069,000 over the first nine months of 2011.  In accordance with our asset/liability management strategy, we do not intend to renew or replace the outstanding brokered deposits at September 30, 2011 when they mature.

Deposits, and particularly core deposits, have been our primary source of funding and have enabled us to meet successfully both our short-term and long-term liquidity needs.  We anticipate that such deposits will continue to be our primary source of funding in the future.  Our loan-to-deposit ratio was 74.68% and 77.83% on September 30, 2011 and December 31, 2010, respectively.

The maturity distribution of our time deposits of $100,000 or more at September 30, 2011, is set forth in the following table:

September 30,
2011
Three months or less	$4,252,239
Over three through twelve months	43,540,518
Over one year through three years	66,837,124
Over three years	9,354,050
Total	$123,983,931

Approximately 38.55% of our time deposits of $100,000 or more had scheduled maturities within one year.  Large certificate of deposit customers tend to be extremely sensitive to interest rate levels, making these deposits less reliable sources of funding for liquidity planning purposes than core deposits.  We expect most certificates of deposits with maturities less than one year to be renewed upon maturity. However, there is the possibility that some certificates may not be renewed.  We believe that, should these certificates of deposit not be renewed, the impact would be minimal on our operations and liquidity due to the availability of other funding sources.

Other Borrowings - Other borrowings at September 30, 2011 and December 31, 2010, consist of the following:

	September 30,	December 31,
	2011	2010
Securities sold under agreement to repurchase	$-	$476,522
Advances from the Federal Home Loan Bank	20,000,000	13,000,000
Junior subordinated debentures	10,310,000	10,310,000

Securities sold under agreements to repurchase mature on a one to seven day basis.  These agreements are secured by U.S. government agency securities.  Advances from the Federal Home Loan Bank mature at different periods and are secured by our one to four family residential mortgage loans and our investment in the Federal Home Loan Bank stock.  The new advances of $7,000,000 from the Federal Home Loan Bank were used to repay brokered deposits that matured during the first nine months of 2011.

Capital Resources

Total shareholders' equity at September 30, 2011 and December 31, 2010 was $42,540,375 and $48,591,844, respectively.  The $6,051,469 decrease during the first nine months of 2011 resulted primarily from the net loss from operations of $8,230,112 and the payment of preferred stock dividends of $747,743 over the first nine months of 2011.  These decreases were partially offset by the net increase in accumulated other comprehensive income of $2,775,174.

The following table shows the return on average assets (net income divided by average total assets), return on average equity (net income divided by average equity), and equity to assets ratio (average equity divided by average total assets) for the nine months ended September 30, 2011 and 2010.  While we have not paid a cash dividend on our common stock since our inception, the Company has declared and paid dividends on its outstanding shares of preferred stock, and made quarterly interest payments on its trust-preferred securities as agreed.  Under the terms of the Company MOU, the terms of which are more fully described as part of “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Regulatory Matters”, the Company must request prior approval from the Federal Reserve prior to declaring or paying dividends on our common stock or preferred stock, or making scheduled interest payments on our trust-preferred securities.  Such approval was not granted by the Federal Reserve for payment of the Company’s dividends and interest payments due and payable in the fourth quarter of 2011.

	Nine Months Ended
	September 30,
	2011	2010
Return on average assets	(2.11)%	(0.06)%
Return on average equity	(22.70)	(0.72)
Average equity to average assets ratio	9.30	7.95

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

The following table sets forth the holding company's and the bank's various capital ratios at September 30, 2011 and at December 31, 2010.  For both periods, the bank was considered "well capitalized" and the holding company met or exceeded its applicable regulatory capital requirements.

	September 30, 2011		December 31, 2010
	Holding		Holding
	Company	Bank	Company	Bank
Tier 1 capital (to risk-weighted assets)	13.22%	12.05%	13.34%	11.87%
Total capital (to risk-weighted assets)	14.48%	13.31%	14.59%	13.13%
Leverage or Tier 1 capital (to total average assets)	9.79%	8.92%	9.99%	8.94%

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

Off-Balance Sheet Risk

Through our operations, we have made contractual commitments to extend credit in the ordinary course of our business activities.  These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time.  At September 30, 2011 we had issued commitments to extend credit of $32.5 million and standby letters of credit of $2.0 million through various types of commercial lending arrangements. Approximately $29.0 million of these commitments to extend credit had variable rates.

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at September 30, 2011:

			After
		After One	Three
	Within	Through	Through	Within	Greater
(Dollars in Thousands)	One	Three	Twelve	One	Than
	Month	Months	Months	Year	One Year	Total
Unused commitments to extend credit	$1,754	$1,573	$9,740	$13,067	$19,438	$32,505
Standby letters of credit	-	430	1,535	1,965	26	1,991
Totals	$1,754	$2,003	$11,275	$15,032	$19,464	$34,496

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

We were liability sensitive during the year ended December 31, 2010 and during the nine months ended September 30, 2011.  As of September 30, 2011, we expect to be liability sensitive for the next nine months because a majority of our deposits reprice over a 12-month period.  Approximately 44% of our loans were variable rate loans at September 30, 2011.  The ratio of cumulative gap to total earning assets after 12 months was (16.16%) because $49.8 million more liabilities will reprice in a 12 month period than assets. However, our gap analysis is not a precise indicator of our interest sensitivity position.  The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally.  For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but those rates are viewed by us as significantly less interest-sensitive than market-based rates such as those paid on noncore deposits.  Net interest income may be affected by other significant factors in a given interest rate environment, including changes in the volume and mix of interest-earning assets and interest-bearing liabilities.

Liquidity and Interest Rate Sensitivity

Liquidity represents the ability of a company to convert assets into cash or cash equivalents without significant loss, and the ability to raise additional funds by increasing liabilities.  Liquidity management involves monitoring our sources and uses of funds in order to meet our day-to-day cash flow requirements while maximizing profits.  Liquidity management is made more complicated because different balance sheet components are subject to varying degrees of management control.  For example, the timing of maturities of securities in our investment portfolio is fairly predictable and is subject to a high degree of control at the time investment decisions are made.  However, net deposit inflows and outflows are far less predictable and are not subject to the same degree of control.

At September 30, 2011, our liquid assets, consisting of cash and cash equivalents amounted to $37.8 million, or 7.40% of total assets.  Our investment securities, excluding nonmarketable securities, at September 30, 2011 amounted to $88.3 million, or 17.29% of total assets.  Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner.  However, $16.7 million of these securities were pledged as collateral to secure public deposits and borrowings as of September 30, 2011.  At December 31, 2010, our liquid assets, consisting of cash and cash equivalents amounted to $25.7 million, or 4.84% of total assets.  Our investment securities, excluding nonmarketable securities, at December 31, 2010 amounted to $84.5 million, or 15.94% of total assets.  Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner.  However, $84.4 million of these securities were pledged as collateral to secure public deposits and borrowings as of December 31, 2010.

Our ability to maintain and expand our deposit base and borrowing capabilities serves as our primary source of liquidity.  For the near future, it is our intention to reduce the use of wholesale funding to fund loan demand.  We plan to meet our future cash needs through the liquidation of temporary investments, the generation of deposits, and from additional borrowings.  In addition, we will receive cash upon the maturity and sale of loans and the maturity of investment securities.  At September 30, 2011, we had a federal funds purchase line of credit with a correspondent bank giving us credit availability totaling $5.0 million for which there were no outstanding borrowings.  In addition, at September 30, 2011, we had sufficient unpledged securities that would have allowed us to borrow up to $83.1 million from the Federal Reserve Bank.  Also, we are a member of the Federal Home Loan Bank of Atlanta, (the “FHLB”) from which applications for borrowings can be made for leverage purposes.  The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the bank be pledged to secure any advances from the FHLB. We have an available line to borrow funds from the Federal Home Loan Bank up to 30% of the Bank’s total assets, which provide additional available funds of $133.5 million at September 30, 2011.  At September 30, 2011 the bank had $20.0 million outstanding in FHLB advances.  We believe that the sources described above will be sufficient to meet our future liquidity needs.

The Company is largely dependent upon dividends from the Bank as a source of cash.  The Bank MOU restricts the ability of the Bank to declare and pay dividends to the Company.  The Company MOU requires the Company to obtain approval of the Federal Reserve Bank prior to declaring dividends.  The Federal Reserve did not approve the Company’s request to pay dividends and interest payments relating to its outstanding classes of preferred stock and trust preferred securities due and payable in the fourth quarter of 2011.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Regulatory Matters” for additional information relating to the Company MOU.

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

Interest Sensitivity Analysis

The following table sets forth information regarding our rate sensitivity as of September 30, 2011, for each of the time intervals indicated. The information in the table may not be indicative of our rate sensitivity position at other points in time.  In addition, the maturity distribution indicated in the table may differ from the contractual maturities of the earning assets and interest-bearing liabilities presented due to consideration of prepayment speeds under various interest rate change scenarios in the application of the interest rate sensitivity methods described above.

			After		Greater
		After One	Three		Than One
	Within	Through	Through	Within	Year or
(Dollars in Thousands)	One	Three	Twelve	One	Non-
	Month	Months	Months	Year	Sensitive	Total
Assets
Interest-earning assets
Interest-bearing deposits in other banks	$36,644	$-	$-	$36,644	$-	$36,644
Loans (1)	64,889	30,926	106,523	202,338	123,125	325,463
Securities, taxable	-	-	-	-	68,443	68,955
Securities, nontaxable	-	-	-	-	19,838	32,210
Nonmarketable securities	3,025	-	-	3,025	-	3,025
Time Deposits in other banks	-	-	100	100	-	100
Total earning assets	104,558	30,926	106,623	242,107	211,406	453,513

Liabilities
Interest-bearing liabilities
Interest-bearing deposits:
Demand deposits	39,505	-	-	39,505	-	39,505
Savings deposits	125,216	-	-	125,216	-	125,216
Time deposits	6,123	11,077	102,976	120,176	95,215	215,391
Total interest-bearing deposits	170,844	11,077	102,976	284,897	95,215	380,112
Federal Home Loan Bank advances	7,000	-	-	7,000	13,000	20,000
Junior subordinated debentures	-	-	-	-	10,310	10,310
Total interest-bearing liabilities	177,844	11,077	102,976	291,897	118,525	410,422

Period gap	$(73,286)	$19,849	$3,647	$(49,790)	$92,881

Cumulative gap	$(73,286)	$(53,437)	$(49,790)	$(49,790)	$43,091

Ratio of cumulative gap to total earning assets	(16.16)%	(11.78)%	(10.98)%	(10.98)%	9.50%

(1)	Including mortgage loans held for sale.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	The following stock repurchases were made during the period covered by this report in connection with administration of the Company’s employee stock ownership plan.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2011 –July 31, 2011	177	$2.97	-	-
August 1, 2011 – August 31, 2011	4	$2.97	-	-
September 1, 2011 – September 30, 2011	72	$2.97	-	-
	253	$2.97	-	-

Item 6. Exhibits

Exhibit Number	Exhibit

31.1	Certification pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended.
31.2	Certification pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive Data File.

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST RELIANCE BANCSHARES, INC.

Date: November 11, 2011	By:	/s/ F.R. SAUNDERS, JR.
F. R. Saunders, Jr.
President and Chief Executive Officer

Date: November 11, 2011	By:	/s/ JEFFERY A. PAOLUCCI
Jeffery A. Paolucci
Executive Vice President and Chief Financial Officer