Form 10-K
period 2011-12-31
FIRST RELIANCE BANCSHARES INC
filed 2012-03-29
CIK 1172102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The aggregate market value of the registrant’s outstanding common stock held by nonaffiliates of the registrant as of June 30, 2011 was approximately $7.4 million, based on the registrant’s closing sales price of $1.80 as reported on the Over-the Counter Bulletin Board on June 30, 2011. There were 4,084,400 shares of the registrant’s common stock outstanding as of March 6, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated

Annual Report to Shareholders for the Year Ended December 31, 2011	Part II
Proxy Statement for the Annual Meeting of Shareholders to be held June 21, 2012	Part III

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

These forward-looking statements involve risks and uncertainties and may not be realized due to a variety of factors, including, but not limited to the following:

•	deterioration in the financial condition of borrowers resulting in significant increases in loan losses and provisions for those losses;

•	changes in loan underwriting, credit review or loss reserve policies associated with economic conditions, examination conclusions, or regulatory developments;

•	the failure of assumptions underlying the establishment of reserves for possible loan losses;

•	changes in political and economic conditions, including the political and economic effects of the current economic downturn and other major developments, including the ongoing war on terrorism, continued tensions in the Middle East, and the ongoing economic challenges facing the European Union;

•	changes in financial market conditions, either internationally, nationally or locally in areas in which the Company conducts its operations, including, without limitation, reduced rates of business formation and growth, commercial and residential real estate development, and real estate prices;

•	the Company’s ability to comply with any requirements imposed on it or the Bank by their respective regulators, and the potential negative consequences that may result;

•	fluctuations in markets for equity, fixed-income, commercial paper and other securities, which could affect availability, market liquidity levels, and pricing;

•	governmental monetary and fiscal policies, as well as legislative and regulatory changes;

•	the Company’s participation or lack of participation in governmental programs implemented under the Emergency Economic Stabilization Act (the “EESA”) and the American Recovery and Reinvestment Act (the “ARRA”), including, without limitation, the Capital Purchase Program (“CPP”) administered under the Troubled Asset Relief Program (“TARP”), and the Temporary Liquidity Guarantee Program (the “TLGP”) and the impact of such programs and related regulations on the Company and on international, national, and local economic and financial markets and conditions;

•	the Company’s lack of participation in a “stress test” under the Federal Reserve’s Supervisory Capital Assessment Program; the diagnostic and stress testing we conducted differs from that administered under the Supervisory Capital Assessment Program, and the results of our test may be inaccurate;

•	the impact of the EESA and the ARRA and related rules and regulations on the business operations and competitiveness of the Company and other participating American financial institutions, including the impact of the executive compensation limits of these acts, which may impact the ability of the Company to retain and recruit executives and other personnel necessary for their businesses and competitiveness;

•	the risks of changes in interest rates on the level and composition of deposits, loan demand and the values of loan collateral, securities and interest sensitive assets and liabilities;

•	the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds and other financial institutions operating in our market area and elsewhere, including institutions operating regionally, nationally and internationally, together with such competitors offering banking products and services by mail, telephone and the Internet; and

•	the effect of any mergers, acquisitions or other transactions, to which we or our subsidiary may from time to time be a party, including, without limitation, our ability to successfully integrate any businesses that we acquire.

Many of these risks are beyond our ability to control or predict, and you are cautioned not to put undue reliance on such forward-looking statements. First Reliance does not intend to update or reissue any forward-looking statements contained in this Annual Report as a result of new information or other circumstances that may become known to the Company.

All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by this Cautionary Note. Our actual results may differ significantly from those we discuss in these forward-looking statements.

For other factors, risks and uncertainties that could cause our actual results to differ materially from estimates and projections contained in these forward-looking statements, please read the “Risk Factors” section of this Annual Report beginning on page 23.

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

According to United States Census Bureau estimates, in 2010, Florence County had an estimated population of 136,885.  Florence County, which covers approximately 805 square miles, is located in the eastern portion of South Carolina and is bordered by Darlington, Marlboro, Dillon, Williamsburg, Marion, Clarendon, Sumter, and Lee Counties.  Florence County has a number of large employers, including, GE Healthcare, Honda, Nan Ya Plastics, ESAB, QVC US, Monster.com, McLeod Regional Medical Center, and Carolinas Medical Center.  The principal components of the economy of Florence County are the wholesale and retail trade sector, the manufacturing sector, the services sector and the financial, insurance and real estate sector.

According to the United States Census Bureau, Lexington County had an estimated population in 2010 of 262,391. The primary market area is the City of Lexington and the surrounding areas of Lexington County, South Carolina.  Lexington County is centrally located in the Midlands of South Carolina just outside the capital city in Columbia and is bordered by Richland, Newberry, Saluda, Aiken, Orangeburg, and Calhoun Counties.  Lexington County has a number of large employers, including, Westinghouse Electric Corporation, Michelin North America, Winnsboro Assembly Opera, Amick Farms, Inc., and Bose Corporation.  Lexington County is a major transportation crossroads for the Midlands with I-26, I-77, and I-20 bordering or running through the county.  The Columbia Metropolitan Airport is located in Lexington County, just 10 miles from the town of Lexington, and is the Southeastern hub for the United Parcel Service.  The principal components of the economy of Lexington County are the wholesale and retail trade sector, the manufacturing sector, the government sector, the services sector and the financial, insurance and real estate sector.

The United States Census Bureau estimates that in 2010, Charleston County had a population of 350,209 and the Metro Area had a population of 664,607.  Charleston is located on the central and southern east coast surrounded by Berkley and Dorchester counties.  Major employers in the area include the United States Navy, the Medical University of South Carolina, Boeing and the Charleston Air Force Base.

Our Business Strategy

First Reliance Bank, founded in 1999, is ranked in the top 25 banks in South Carolina based on total deposits. We have assets of approximately $495 million, and employ over 100 associates. We serve the Pee Dee, Midlands, and Low Country regions of South Carolina and specialize in providing South Carolina business and consumer customers with a broad array of banking programs, products and services. The Bank is well known in its markets for exceptional customer service and incredible customer loyalty. We are also proud to be one of South Carolina’s “Best Places to Work” companies.

Strategic Plan

Our strategic plan is developed annually to execute on our business model. At First Reliance Bank we firmly believe that no company can be successful if they are not crystal clear on why they exist, what they want to accomplish and how they are going to achieve success. Our business model guides in the development of our strategic objectives, goals, budgets and projects.

Our Business Model

Creating Sustainable Company Value through Exceptional Customer Loyalty

Our business model defines how we differentiate ourselves to compete in a strongly commoditized banking environment.

Purpose: “To Make the Lives of Our Customers Better”

The purpose of our company is the “why?” It’s the motivation behind everything we do to achieve our vision.

Associate Promise

Our goal is to build a high performing and highly engaged team. This combination drives superior results when enabled by efficient processes and a differentiated customer value promise.

We promise to provide our associates with an incredible work experience through:

• Committed and Caring Leadership

• Opportunities to Do Their Best Work

• Rewards and recognition that make Their Life Better

Associates are the primary element in creating a differentiated customer experience that cannot be easily duplicated by our competitors.

Customer Value Promise

This defines the unique value we offer to our customers. It’s why our customers will want to do business with us. We offer an:

•	Incredible Experience
•	Distinctive Programs
•	Unmatched Convenience

This strategy ensures investments are focused to create loyal relationships with our customers who in return drive revenue in the following ways:

•	Customers do more business with us
•	Customers refer friends and family to us
•	Customers stay with us longer
•	Customers allow us to earn a fair profit

Vision: “To Be Recognized as the Largest and Most Profitable Bank in South Carolina”

The vision of our company is the “big picture”. It’s the declaration of our future goals; it’s what we want to accomplish.

Market Strategy

We choose to operate in high-growth markets that have a high concentration of our targeted customer segments. Our goal is to obtain a minimum of 10% of the market share in the markets we serve. Currently we operate in Florence, Lexington and Charleston. This geographic diversity allows us to mitigate credit risk. Our current deposit market share is Florence 14.90%, Lexington 2.64%, and Charleston 0.71%.

Customer Strategy

Our primary customer targets are those individuals who see themselves as a part of Middle America, young adults or small business owners with revenues of $5 million or less. These are the customers that our brand and value promise resonate with the strongest. In order to differentiate ourselves in the market place, it is impossible to be all things to all people so we are committed to building our programs to serve these special customer segments.

Our goal is to create exceptional customer loyalty!

Customer Relationship Management

We attract and retain customers in two distinct ways through referrals from current customers and providing customers with unique programs and services. Our business customers are provided with a dedicated Relationship Banker who is responsible to manage and provide solutions for the customers’ combined business and personal financial needs. We offer our business customers a BetterPerks at work program as a benefit they can offer to employees of their business. Our consumer customers are provided with a selection of distinctive programs that help them meet their personal financial needs and allow them to be part of a unique community.

Currently, we offer distinctive Moms, Gen Y and Home Town Heroes programs. Those customers who choose not to be in a distinctive program are able to be part of our Better Life program. We also offer a community outreach program to offer banking services to the unbanked and under-banked population segments. Our customer relationship strategy is based on leveraging customer information to increase the amount of business customers do with us, refer family, friends and business associates to us, stay with us longer and allow us to earn a fair profit. The key to building loyal customer relationships is to understand their needs and find solutions that make their lives better.

Lending Activities

General. The Bank offers a full range of commercial and consumer loans, as well as commercial real estate loans.  Commercial loans are extended primarily to small and middle market customers.  Such loans include both secured and unsecured loans for working capital needs (including loans secured by inventory and accounts receivable), business expansion (including acquisition of real estate and improvements), asset acquisition and agricultural purposes. Commercial term loans generally will not exceed a five-year maturity and may be based on a ten or fifteen-year amortization.  The extensions of term loans are based upon (1) the ability and stability of the borrower’s current management; (2) earnings and trends in cash flow; (3) earnings projections based on reasonable assumptions; (4) the financial strength of the industry and the business itself; and (5) the value and marketability of the collateral.  In considering loans for accounts receivable and inventory, the Bank generally uses a declining scale for advances based on an aging of the accounts receivable or the quality and utility of the inventory.  With respect to loans for the acquisition of equipment and other assets, the terms depend on the economic life of the respective assets.

Loan Limits and Approval. The Bank’s lending activities are subject to a variety of lending limits imposed by federal law.  Under South Carolina law, loans by the Bank to a single customer may not exceed 15% of the Bank’s unimpaired capital.  Based on the Bank’s unimpaired capital as of December 31, 2011, the Bank’s internal lending limit to a single customer is approximately $8.2 million, although certain legacy customers exceed this limit in aggregate exposure and the Bank will consider larger requests on a case by case basis.  The size of the loans that the Bank is able to offer to potential customers is less than the size of the loans that the Bank’s competitors with larger lending limits are able to offer.  This limit affects the ability of the Bank to seek relationships with the area’s larger businesses.  However, the Bank may request other banks to participate in loans to customers when requested loan amounts exceed the Bank’s legal lending limit.

Allowance for Loan Losses. We maintain an allowance for loan losses, which has been established through a provision for loan losses charged against income. We charge loans against this allowance when we believe that the collectability of the loan is unlikely. The allowance is an estimated amount that we believe is adequate to absorb losses inherent in the loan portfolio based on evaluations of its collectability. As of December 31, 2011, our allowance for loan losses equaled approximately 2.3% of the average outstanding balance of our loans. Over time, we will base the loan loss reserves on our evaluation of factors including: changes in the nature and volume of the loan portfolio, overall portfolio quality, specific problem loans and commitments, and current anticipated economic conditions that may affect the borrower’s ability to pay.

Loan Distribution. As of December 31, 2011, the composition of our loan portfolio by category was approximately as follows :

Industry Categories	Percentage (%)

Real estate secured	85.00%

Commercial and industrial	12.02%

Consumer loans	2.85%

Other loans	0.13%

Total	100%

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

As of December 31, 2011, total loans secured by first or second mortgages on real estate comprised approximately 85% of the Bank’s loan portfolio, and the classification of the mortgage loans of the Bank and the respective percentage of the Bank’s total loan portfolio of each are as follows (dollars in thousands):

	Total Amount
	as of	Percentage of
Description	December 31, 2011	Total Loan Portfolio
Residential 1-4 family	$42,837,510	14.12%
Multifamily	$8,630,232	2.84%
Commercial	$133,603,482	44.04%
Construction	$43,320,482	14.28%
Second mortgage	$4,503,752	1.48%
Equity lines of credit	$24,998,277	8.24%
Total:	$257,893,735	85.00%

Of the loan types listed above, commercial real estate loans are generally more risky because they are the most difficult to liquidate in light of the current economic downturn that has particularly affected real estate valuations.  Construction loans also involve risks due to weather delays and cost overruns.

The Bank generates additional fee income by selling most of its mortgage loans in the secondary market and cross-selling other products and services to its mortgage customers.  In 2011, the Bank sold mortgage loans in a total amount of approximately $34.2 million, or 25.24% of the total number of mortgage loans originated by the Bank. The Bank does not originate or hold subprime residential mortgage loans that were originally intended for sale on the secondary mortgage market.

All Federal Housing Agency (“FHA”), Veterans Administration (“VA”) and South Carolina State Housing Finance and Development Authority (“State Housing”) loans sold by the Bank involve the right to recourse. The FHA and VA loans are subject to recourse if the loan shows 60 days or more past due in the first four months or goes in to foreclosure within the first 12 months.  The State Housing loans are subject to recourse if the loan becomes delinquent prior to purchase by State Housing or if final documentation is not delivered within 90 days of purchase. All investors have a right to require the Bank to repurchase a loan in the event the loan involved fraud.  In 2011, of the 232 loans sold by the Bank, 39 were FHA or VA loans and 49 were State Housing Loans, compared to 2010 where, of the 221 loans sold by the Bank, 53 were FHA or VA loans and 24 were State Housing loans.  Such loans represented 36.6% of the dollar volume or 37.9% of the total number of loans sold by the Bank in 2011.

In addition, an increase in interest rates may decrease the demand for consumer and commercial credit, including real estate loans.  Gross fees from residential mortgage originations were $972,173 in 2011.

Commercial and Industrial. As of December 31, 2011, $36.5 million, or 12% of the Bank’s total loan portfolio, was comprised of commercial and industrial loans.  Commercial loans involve significant risk because there is generally a small market available for an asset held as collateral that needs to be liquidated.  Commercial loans for working capital needs are typically difficult to monitor. We focus our efforts on commercial loans of less than $3 million. Working capital loans typically have terms not exceeding one year and are usually secured by accounts receivable, inventory, or personal guarantees of the principals of the business. For loans secured by accounts receivable or inventory, principal is typically repaid as the assets securing the loan are converted into cash, and in other cases principal is typically due at maturity.

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

As of December 31, 2011, the classification of the consumer loans of the Bank and the respective percentage of the Bank’s total loan portfolio of each were as follows (dollars in thousands):

	Total Outstanding
	as of	Percentage of
Description	December 31, 2011	Total Loan Portfolio
Individuals (household, personal, single pay, installment and other)	$8,187,886	2.70%
Individuals (household, family, personal credit cards and overdraft protection)	$461,763	0.15%
All other consumer loans	$—	—%

The risks associated with consumer lending are largely related to economic conditions and increase during economic downturns.  Other major risk factors relating to consumer loans include high debt to income ratios and poor loan-to-value ratios. All of the consumer loans set forth above requires a debt service income ratio of no greater than 36% based on gross income.

Deposit Services

The Bank offers a full range of deposit services that are typically available in most banks and savings and loan associations, including checking accounts, NOW accounts, savings accounts and other time deposits of various types, ranging from money market accounts to longer-term certificates of deposit.  The transaction accounts and time certificates are tailored to the Bank’s principal market area at rates competitive to those offered by other banks in the area.  In addition, the Bank offers certain retirement account services, such as Individual Retirement Accounts (“IRAs”).   The Bank solicits deposit accounts from individuals, businesses, associations and organizations and, governmental authorities.   All deposit accounts are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to the maximum amount allowed by law. For additional information relating to deposit insurance, please see “Supervision and Regulation.”

Other Banking Services

The Bank focuses heavily on personal customer service and offers a full range of financial services.  Personal products include checking and savings accounts, money market accounts, CDs and IRAs, personal loans and residential mortgage loans, while business products include free checking and savings accounts, commercial lending services, money market accounts, cash management services including remote deposit capture and business deposit courier service.  The Bank also offers Internet banking and e-statements, electronic bill paying services, Worldwide ATM networks, free coin machines at all branches, and an overdraft privilege to its customers.

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

Competition

The Bank faces strong competition for deposits, loans, and other financial services from numerous other banks, thrifts, credit unions, other financial institutions, and other entities that provide financial services, some of which are not subject to the same degree of regulation as the Bank.  Because South Carolina law permits statewide branching by banks and savings and loan associations, many financial institutions in the state have extensive branch networks.  In addition, federal law permits interstate banking.  Reflecting this opportunity provided by law plus the growth prospects of the Charleston, Florence, and Lexington markets, all of the five largest (in terms of local deposits) commercial banks in our market are branches of or affiliated with regional or super-regional banks.

According to the FDIC, as of June 30, 2011, 35 banks and savings institutions operated 264 offices within Charleston, Florence, and Lexington Counties.  All of these institutions aggressively compete for business in the Bank’s market area.  Some of these competitors have been in business for many years, have established customer bases, are larger than the Bank, have substantially higher lending limits than the Bank has and are able to offer certain services, including trust and international banking services, that the Bank is able to offer only through correspondents, if at all.

The Bank currently conducts business principally through its six branches in Charleston, Florence, and Lexington Counties, South Carolina.  Based upon data available on the FDIC’s website as of June 30, 2011, the Bank’s total deposits ranked eighth among financial institutions in our market area, representing approximately 3.39% of the total deposits in our market area.  The table below shows our deposit market share in the counties we serve according to data from the FDIC website as of June 30, 2011.

			Total		Market
	Number of	Our Market	Market		Share
Market	Branches	Deposits	Deposits	Ranking	Percentage
		(in millions)
South Carolina (by county):
Charleston County	2	$54	$7,661	18	0.71%
Florence County	2	296	1,990	2	14.90
Lexington County	2	83	3,136	10	2.64

First Reliance Bank (statewide)	6	$433	$67,872	24	0.64%

The Bank competes based on providing its customers with high-quality, prompt, and knowledgeable personalized service at competitive rates, which is a combination that the Bank believes customers generally find lacking at larger institutions.  The Bank offers a wide variety of financial products and services at fees that it believes are competitive with other financial institutions.

Employees

On December 31, 2011, the Bank had 95 full-time employees and 19 part-time employees.  The executive officers of the Company also serve as executive officers of and are compensated by the Bank.  The Company has no employees.

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

SUPERVISION AND REGULATION

We are subject to extensive state and federal banking regulations that impose restrictions on and provide for general regulatory oversight of our operations. These laws generally are intended to protect depositors and not shareholders. Legislation and regulations authorized by legislation influence, among other things:

•	how, when, and where we may expand geographically;
•	into what product or service market we may enter;
•	how we must manage our assets; and
•	Under what circumstances money may or must flow between the parent bank holding company and the subsidiary bank.

Set forth below is an explanation of the major pieces of legislation and regulation affecting our industry and how that legislation and regulation affects our actions. The following summary is qualified by reference to the statutory and regulatory provisions discussed. Changes in applicable laws or regulations may have a material effect on our business and prospects, and legislative changes and the policies of various regulatory authorities may significantly affect our operations. We cannot predict the effect that fiscal or monetary policies, or new federal or state legislation may have on our business and earnings in the future.

The Company

Because the Company owns all of the capital stock of First Reliance Bank, we are a bank holding company under the federal Bank Holding Company Act of 1956 (the “Bank Holding Company Act”). As a result, we are primarily subject to the supervision, examination, and reporting requirements of the Bank Holding Company Act and the regulations of the Board of Governors of the Federal Reserve System (the “Federal Reserve”). As a bank holding company located in South Carolina, the South Carolina State Board of Financial Institutions (the “SC State Board”) also regulates and monitors all significant aspects of our operations.

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

Additionally, the Bank Holding Company Act provides that the Federal Reserve may not approve any of these transactions if it would result in or tend to create a monopoly or substantially lessen competition or otherwise function as a restraint of trade, unless the anti-competitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served.  The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the community to be served.  The Federal Reserve’s consideration of financial resources generally focuses on capital adequacy, which is discussed below.

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

Use of TARP Proceeds. On March 6, 2009, the Company received an investment of $15.3 million under the TARP Capital Purchase Program (“TARP CPP”). The TARP CPP funds were initially placed in the Company’s demand deposit account with the Bank, providing liquidity to the Bank while preserving the Company’s flexibility in how to best support the Bank, including the Bank’s lending efforts. To date, the Company has contributed $8.8 million to the Bank as capital; as a result of this capital infusion, as well as a successful private offering of our Series C Preferred Stock in May 2010, the Bank’s Tier 1 leverage ratio was 8.96%, and its total risk-based capital ratio was 13.59%, both as of year-end 2011.

Due to the Bank’s capital policy, which requires the Bank to maintain no less than 10% capital, the TARP CPP proceeds enabled the Bank to increase its lending capacity by approximately $78 million. The Company is ready to contribute additional funds as capital to the Bank to support further increases in lending when and if loan demand increases. We believe the TARP CPP funds have strengthened the Bank’s capacity to respond to the legitimate credit needs of our customers and communities. We have advised our customers, employees, and other stakeholders of our commitment to support our communities’ growth and of our receipt of TARP CPP funds, which strengthens our ability to make loans. Since protecting our capital ratios with the TARP CPP injection, we have not found it necessary to send good customers away. Although our market area has suffered through a historic recession and loan demand is lower than in recent years, we remain committed to supporting the future growth of our markets. The TARP CPP proceeds not only provided us with additional lending capacity, but also permitted us to strengthen our balance sheet. That strength allows us the flexibility to offer innovative programs, such as our Hometown Heroes checking account with embedded loan program offers. In 2009, we received statewide recognition when the South Carolina Finance and Housing Authority honored us as Lender of the Year.

The Bank

Because the Bank is a commercial bank chartered under the laws of the State of South Carolina, it is primarily subject to the supervision, examination, and reporting requirements of the FDIC and the SC State Board. The FDIC and the SC State Board regularly examine the Bank’s operations and have the authority to approve or disapprove mergers, the establishment of branches, and similar corporate actions. Both regulatory agencies have the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law. Additionally, the Bank’s deposits are insured by the FDIC to the maximum extent provided by law. The Bank is also subject to numerous state and federal statutes and regulations that affect our business, activities, and operations.

South Carolina Law.  Commercial banks chartered in South Carolina have only those powers granted by law or by the regulations of the SC State Board.  State law sets specific requirements for bank capital and regulates deposits in and loans and investments by banks, including the amounts, types, and, in some cases, rates.  In addition, the SC State Board regulates, among other activities, the payment of dividends, the opening of branches, loans to officers and directors, record keeping, and the use of automated teller machines.  The SC State Board periodically examines state banks to determine their compliance with the law and regulations, and state banks must make periodic reports of their condition to the SC State Board. Prior to the enactment of the Dodd-Frank Act, the Bank and any other national or state-chartered bank were generally permitted to branch across state lines by merging with banks in other states if allowed by the applicable states’ laws. As a result of the Dodd-Frank Act, however, interstate branching is now permitted for all national- and state-chartered banks, provided that a state bank chartered by the state in which the branch is to be located would also be permitted to establish a branch.

Prompt Corrective Action. The Federal Deposit Insurance Corporation Improvement Act of 1991 establishes a system of prompt corrective action to resolve the problems of undercapitalized financial institutions. Under this system, the federal banking regulators have established five capital categories in which all institutions are placed: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. The federal banking agencies have also specified by regulation the capital levels required for each category.

As a bank’s capital position deteriorates, federal banking regulators are required to take various mandatory supervisory actions and are authorized to take other discretionary actions with respect to institutions in the three undercapitalized categories. The severity of the action depends upon the capital category in which the institution is placed. Generally, subject to a narrow exception, the banking regulator must appoint a receiver or conservator for an institution that is critically undercapitalized. As of December 31, 2011, the Bank was considered “well capitalized” for regulatory purposes.

A “well-capitalized” bank is one that is not required to meet and maintain a specific capital level for any capital measure, pursuant to any written agreement, order, capital directive, or prompt corrective action directive, and has a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 6%, and a Tier 1 leverage ratio of at least 5%. Generally, a classification as well capitalized will place a bank outside of the regulatory zone for purposes of prompt corrective action. However, a well-capitalized bank may be reclassified as “adequately capitalized” based on criteria other than capital if the federal regulator determines that a bank is in an unsafe or unsound condition, or is engaged in unsafe or unsound practices, which requires certain remedial action.

An “adequately-capitalized” bank meets the required minimum level for each relevant capital measure, including a total risk-based capital ratio of at least 8%, a Tier 1 risk-based capital ratio of at least 4%, and a Tier 1 leverage ratio of at least 4%. A bank that is adequately capitalized is prohibited from directly or indirectly accepting, renewing, or rolling over any brokered deposits without applying for and receiving a waiver from the applicable regulatory authorities. Institutions that are not well capitalized are also prohibited, except in very limited circumstances where the FDIC permits use of a higher local market rate, from paying yields for deposits in excess of 75 basis points above a national average rate for deposits of comparable maturity, as calculated by the FDIC. In addition, all institutions are generally prohibited from making capital distributions and paying management fees to controlling persons if, subsequent to such distribution or payment, the institution would be undercapitalized. Finally, an adequately-capitalized bank may be forced to comply with operating restrictions similar to those placed on undercapitalized banks.

An “undercapitalized” bank fails to meet the required minimum level for any relevant capital measure. A bank that reaches the undercapitalized level is likely subject to a formal agreement or another formal supervisory sanction. An undercapitalized bank is not only subject to the requirements placed on adequately-capitalized banks, but also becomes subject to the following operating and managerial restrictions, which:

•	prohibit capital distributions;

•	prohibit payment of management fees to a controlling person;

•	require the bank to submit a capital restoration plan within 45 days of becoming undercapitalized;

•	require close monitoring of compliance with capital restoration plans, requirements and restrictions by the primary federal regulator;

•	restrict asset growth by requiring the bank to restrict its average total assets to the amount attained in the preceding calendar quarter;

•	prohibit the acceptance of employee benefit plan deposits; and

•	require prior approval by the primary federal regulator for acquisitions, branching, and new lines of business.

Finally, an undercapitalized institution may be required to comply with operating restrictions similar to those placed on significantly-undercapitalized institutions.

A “significantly undercapitalized” bank has a total risk-based capital ratio less than 6%, a Tier 1 risk-based capital less than 3%, and a Tier 1 leverage ratio less than 3%. In addition to being subject to the restrictions applicable to undercapitalized institutions, significantly undercapitalized banks may, at the discretion of the bank’s primary federal regulator, also become subject to the following additional restrictions, which:

•	require the sale of enough securities so that the bank is adequately capitalized or, if grounds for conservatorship or receivership exist, the merger or acquisition of the bank;

•	restrict affiliate transactions;

•	restrict interest rates paid on deposits;

•	further restrict growth, including a requirement that the bank reduce its total assets;

•	restrict or prohibit all activities that are determined to pose an excessive risk to the bank;

•	require the bank to elect new directors, dismiss directors or senior executive officers, or employ qualified senior executive officers to improve management;

•	prohibit the acceptance of deposits from correspondent banks, including renewals and rollovers of prior deposits;

•	require prior approval of capital distributions by holding companies;

•	require holding company divestiture of the financial institution, bank divestiture of subsidiaries and/or holding company divestiture of other affiliates; and

•	require the bank to take any other action the federal regulator determines will “better achieve” prompt corrective action objectives.

Finally, without prior regulatory approval, a significantly undercapitalized institution must restrict the compensation paid to its senior executive officers, including the payment of bonuses and compensation that exceeds the officer’s average rate of compensation during the 12 calendar months preceding the calendar month in which the bank became undercapitalized.

A “critically undercapitalized” bank has a ratio of tangible equity to total assets that is equal to or less than 2%. In addition to the appointment of a receiver in not more than 90 days, or such other action as determined by an institution’s primary federal regulator, an institution classified as critically undercapitalized is subject to the restrictions applicable to undercapitalized and significantly undercapitalized institutions, and is further prohibited from doing the following without the prior written regulatory approval:

•	entering into material transactions other than in the ordinary course of business;

•	extending credit for any highly leveraged transaction;

•	amending the institution’s charter or bylaws, except to the extent necessary to carry out any other requirements of law, regulation, or order;

•	making any material change in accounting methods;

•	engaging in certain types of transactions with affiliates;

•	paying excessive compensation or bonuses, including golden parachutes;

•	paying interest on new or renewed liabilities at a rate that would increase the institution’s weighted average cost of funds to a level significantly exceeding the prevailing rates of its competitors; and

•	making principal or interest payments on subordinated debt 60 days or more after becoming critically undercapitalized.

In addition, a bank’s primary federal regulator may impose additional restrictions on critically-undercapitalized institutions consistent with the intent of the prompt corrective action regulations. Once an institution has become critically undercapitalized, subject to certain narrow exceptions such as a material capital remediation, federal banking regulators will initiate the resolution of the institution, including the appointment of a receiver, over the next 90 days.

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

In addition, on the basis of the same examination by the FDIC and the SC State Board, the Federal Reserve Bank of Richmond (the “Federal Reserve Bank”) requested that the Company enter into a separate Memorandum of Understanding (the “Company MOU”). The Company entered into the Company MOU in December 2010. While the Company MOU provides for many of the same measures as the Bank MOU, the regulatory commitments suggested by the Federal Reserve Bank require that the Company seek pre-approval prior to the payment of dividends or other interest payments relating to its securities.

As a result, until the Company is no longer subject to the Company MOU, it will be required to seek regulatory approval prior to paying scheduled dividends on its preferred stock and trust preferred securities, including the Series A Preferred Stock and Series B Preferred Stock issued to the Treasury as part of our participation in the TARP CPP, as well as the Series C Preferred Stock issued as part of a private offering earlier this year. This provision will also apply to the Company’s common stock, although, to date, the Company has not elected to pay a cash dividend on its shares of common stock. The Federal Reserve Bank approved the scheduled payment of dividends on the Company’s preferred stock and interest payments on the Company’s trust preferred securities for the first three quarters of 2011. The Federal Reserve Bank did not approve the Company’s request to pay dividends and interest payments relating to its outstanding classes of preferred stock and trust preferred securities due and payable in either the fourth quarter of 2011 or the first quarter of 2012. As a result, no assurance can be given as to the ability of the Company to obtain approval from the Federal Reserve Bank to resume the payment of such dividends and interest in future quarters while the Company MOU remains in effect.

In response to these regulatory matters, the Bank and the Company have taken various actions designed to address the issues raised in the MOUs and otherwise improve lending procedures and other conditions related to our operations. Among other actions, the Bank, in collaboration with the Company, formed a Loss Mitigation and Recovery Division staffed with experienced bankers who specifically handle non-performing and deteriorating assets, which are largely localized to coastal South Carolina. The Bank has also moved, under the supervision of its Special Risk Committee, to strengthen the Bank’s existing credit review process, aggressive risk review methodology, and conservative lending policies as part of a company-wide risk management assessment.

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

Currently, the FDIC uses a risk-based assessment system that assigns insured depository institutions to one of four risk categories based on three primary sources of information – supervisory risk ratings for all institutions, financial ratios for most institutions, including the Bank, and a “scorecard” calculation for large institutions. The FDIC adopted new rules, effective April 1, 2011, redefining the assessment base and adjusting the assessment rates. Under the old rules; the assessment base was domestic deposits; the new rule uses an assessment base of average consolidated total assets minus tangible equity, which is defined as Tier 1 Capital. Under the new rules, institutions assigned to the lowest risk category must pay an annual assessment rate ranging between 2.5 and 9 cents per $100 of the assessment base. For institutions assigned to higher risk categories, assessment rates now range from 9 to 45 cents per $100 of the assessment base. These ranges reflect a possible downward adjustment for unsecured debt outstanding and, in the case of institutions outside the lowest risk category, a possible upward adjustment for brokered deposits.

The new rules retain the FDIC board’s flexibility to, without further notice-and-comment rulemaking, adopt rates that are higher or lower than the stated base assessment rates, provided that the FDIC cannot (i) increase or decrease the total rates from one quarter to the next by more than two basis points, or (ii) deviate by more than two basis points from the stated assessment rates. Although the Dodd-Frank Act requires that the FDIC eliminate its requirement to pay dividends to depository institutions when the reserve ratio exceeds a certain threshold, the FDIC proposes a decreasing schedule of assessment rates that would take effect when the DIF reserve ratio first meets or exceeds 1.15%. As proposed, if the DIF reserve ratio meets or exceeds 1.15% but is less than 2%, base assessment rates would range from 1.5 to 40 basis points; if the DIF reserve ratio meets or exceeds 2% but is less than 2.5%, base assessment rates would range from 1 to 38 basis points; and if the DIF reserve ratio meets or exceeds 2.5%, base assessment rates would range from 0.5 to 35 basis points.

On November 12, 2009, the FDIC adopted a rule requiring nearly all FDIC-insured depository institutions, including the Bank, to prepay their DIF assessments for the fourth quarter of 2009 and for the following three years on December 30, 2009. At that time, the FDIC indicated that the prepayment of DIF assessments was in lieu of additional special assessments; however, there can be no guarantee that continued pressures on the DIF will not result in additional special assessments being collected by the FDIC in the future.

On October 19, 2010, the FDIC adopted a new DIF Restoration Plan that foregoes the uniform three basis point-increase previously scheduled to take effect on January 1, 2011. The FDIC indicated that this change was based on revised projections calling for lower than previously expected DIF losses for the period 2010 through 2014, continued stresses on the earnings of insured depository institutions, and the additional time afforded to reach the DIF reserve ratio required by the Dodd-Frank Act.

The FDIC also collects a deposit-based assessment from insured financial institutions on behalf of The Financing Corporation (“FICO”). The funds from these assessments are used to service debt issued by FICO in its capacity as a financial vehicle for the Federal Savings & Loan Insurance Corporation. The FICO assessment rate is set quarterly and in 2011 ranged from 0.68 cents to 1.00 cents per $100 of assessable deposits. These assessments will continue until the debt matures between 2017 and 2019.

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

Allowance for Loan and Lease Losses. The Allowance for Loan and Lease Losses (the “ALLL”) represents one of the most significant estimates in the Bank’s financial statements and regulatory reports. Because of its significance, the Bank has developed a system by which it develops, maintains and documents a comprehensive, systematic and consistently applied process for determining the amounts of the ALLL and the provision for loan and lease losses. The Interagency Policy Statement on the Allowance for Loan and Lease Losses, issued on December 13, 2006, encourages all banks to ensure controls are in place to consistently determine the ALLL in accordance with GAAP, the Bank’s stated policies and procedures, management’s best judgment, and relevant supervisory guidance. Consistent with supervisory guidance, the Bank maintains a prudent and conservative, but not excessive, ALLL, that is at a level that is appropriate to cover estimated credit losses on individually evaluated loans determined to be impaired as well as estimated credit losses inherent in the remainder of the loan and lease portfolio. The Bank’s estimate of credit losses reflects consideration of all significant factors that affect the collectibility of the portfolio as of the evaluation date.

Commercial Real Estate Lending. The Bank’s lending operations may be subject to enhanced scrutiny by federal banking regulators based on its concentration of commercial real estate loans. On December 6, 2006, the federal banking regulators issued final guidance to remind financial institutions of the risk posed by commercial real estate (“CRE”) lending concentrations. CRE loans generally include land development, construction loans, and loans secured by multifamily property, and nonfarm, nonresidential real property where the primary source of repayment is derived from rental income associated with the property. The guidance prescribes the following guidelines for its examiners to help identify institutions that are potentially exposed to significant CRE risk and may warrant greater supervisory scrutiny:

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

Possible enforcement actions include the termination of deposit insurance. Furthermore, banking agencies’ power to issue regulatory orders were expanded. Such orders may, among other things, require affirmative action to correct any harm resulting from a violation or practice, including restitution, reimbursement, indemnifications, or guarantees against loss. A financial institution may also be ordered to restrict its growth, dispose of certain assets, rescind agreements or contracts, or take other actions as determined by the ordering agency to be appropriate. The Dodd-Frank Act increases regulatory oversight, supervision, and examination of banks, bank holding companies, and their respective subsidiaries by the appropriate regulatory agency.

Other Regulations. Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws concerning interest rates. Our loan operations will be subject to federal laws applicable to credit transactions, such as the:

•	Federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;
•	Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;
•	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;
•	Fair Credit Reporting Act of 1978, as amended by the Fair and Accurate Credit Transactions Act, governing the use and provision of information to credit reporting agencies, certain identity theft protections, and certain credit and other disclosures;
•	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;
•	Soldiers’ and Sailors’ Civil Relief Act of 1940, as amended by the Service members’ Civil Relief Act, governing the repayment terms of, and property rights underlying, secured obligations of persons currently on active duty with the United States military;
•	Talent Amendment in the 2007 Defense Authorization Act, establishing a 36% annual percentage rate ceiling, which includes a variety of charges including late fees, for consumer loans to military service members and their dependents; and
•	rules and regulations of the various federal banking regulators charged with the responsibility of implementing these federal laws.

The Bank’s deposit operations are subject to federal laws applicable to depository accounts, such as:

•	Truth-In-Savings Act, requiring certain disclosures of consumer deposit accounts;
•	Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;
•	Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve to implement that act, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services; and
•	rules and regulations of the various federal banking regulators charged with the responsibility of implementing these federal laws.

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

The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance-sheet exposure, and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items, such as letters of credit and unfunded loan commitments, are assigned to broad risk categories, each with appropriate risk weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items.

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

Total capital consists of two components: Tier 1 Capital and Tier 2 Capital. Tier 1 Capital generally consists of common stockholders’ equity, minority interests in the equity accounts of consolidated subsidiaries, qualifying noncumulative perpetual preferred stock and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and other specified intangible assets. Tier 1 Capital must equal at least 4% of risk-weighted assets. Tier 2 Capital generally consists of subordinated debt, other preferred stock and hybrid capital, and a limited amount of loan loss reserves. The total amount of Tier 2 Capital is limited to 100% of Tier 1 Capital. Our ratio of total capital to risk-weighted assets and ratio of Tier 1 Capital to risk-weighted assets were 14.59% and 13.34% at December 31, 2010, respectively, compared to 14.80% and 13.54%, as of December 31, 2011.

In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and other specified intangible assets, of 3% for institutions that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve risk-based capital measure for market risk. All other institutions generally are required to maintain a leverage ratio of at least 4%. At December 31, 2011, our leverage ratio was 9.85%, as compared to 9.99% on December 31, 2010. The guidelines also provide that institutions experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without reliance on intangible assets. The banking regulators consider the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities.

Provisions of the Dodd-Frank Act commonly referred to as the “Collins Amendment” established new minimum leverage and risk-based capital requirements on bank holding companies and eliminated the inclusion of “hybrid capital” instruments in Tier 1 capital by certain institutions. The Dodd-Frank Act establishes certain regulatory capital deductions with respect to hybrid capital instruments, such as trust preferred securities, that will effectively disallow the inclusion of such instruments in Tier 1 capital if such capital instrument is issued on or after May 19, 2010. However, preferred shares issued to the Treasury pursuant to the TARP CPP or TARP Community Development Capital Initiative are exempt from the Collins Amendment and are permanently includable in Tier 1 capital. In addition, securities issued prior to May 19, 2010 by bank holding companies with less than $15 billion in total consolidated assets as of December 31, 2009 will not be subject to these required capital deductions. Finally, bank holding companies subject to the Federal Reserve Board’s Small Bank Holding Company Policy Statement as in effect on May 19, 2010 – generally, holding companies with less than $500 million in consolidated assets – are exempt from the trust preferred treatment changes required by the Dodd-Frank Act.

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

The regulatory capital framework under which the Company and the Bank operate continues to change, with additional legislation or regulation that would increase capital requirements for the entire banking industry likely. Pursuant to the Dodd-Frank Act, bank regulators are required to establish new minimum leverage and risk-based capital requirements for certain bank holding companies and systematically important non-bank financial companies. The new minimum thresholds will not be lower than existing regulatory capital and leverage standards applicable to insured depository institutions and may, in fact, be higher once established.

Payment of Dividends

The Company is a legal entity separate and distinct from the Bank. The principal sources of our cash flow, including cash flow to pay dividends to shareholders, are dividends that we receive from the Bank. Statutory and regulatory limitations apply to the payment of dividends by a subsidiary bank to its bank holding company.

Under South Carolina law, the Bank is authorized to upstream to the Company, by way of a cash dividend, up to 100% of the Bank’s net income in any calendar year without obtaining the prior approval of the SC State Board, provided that the Bank received a CAMELS composite rating of one or two at the last examination conducted by a state or federal regulatory authority.  All other cash dividends require prior approval by the SC State Board.  South Carolina law requires each state nonmember bank to maintain the same reserves against deposits as are required for a state member bank under the Federal Reserve Act.  This requirement is not expected to limit the ability of the Bank to pay dividends on its common stock.

The payment of dividends by the Company and the Bank may also be affected by other factors, such as the requirement to maintain adequate capital above regulatory guidelines.  If, in the opinion of the FDIC, the Bank was engaged in or about to engage in an unsafe or unsound practice, the FDIC could require, after notice and a hearing, that the Bank stop or refrain from engaging in the practice.  The federal banking agencies have indicated that paying dividends that deplete a depository institution’s capital base to an inadequate level would be an unsafe and unsound banking practice.  Under the Federal Deposit Insurance Corporation Improvement Act of 1991, a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized.  Moreover, the federal agencies have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings.

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

Furthermore, the Federal Reserve Board clarified its guidance on dividend policies for bank holding companies through the publication of a Supervisory Letter, dated February 24, 2009. As part of the letter, the Federal Reserve Board encouraged bank holding companies, particularly those that had participated in the TARP CPP, to consult with the Federal Reserve Board prior to dividend declarations and redemption and repurchase decisions even when not explicitly required to do so by federal regulations. The Federal Reserve Board has indicated that TARP CPP recipients, such as the Company, should consider and communicate in advance to regulatory staff how proposed dividends, capital repurchases and capital redemptions are consistent with its obligation to eventually redeem the securities held by the Treasury. This new guidance is largely consistent with prior regulatory statements encouraging bank holding companies to pay dividends out of net income and to avoid dividends that could adversely affect the capital needs or minimum regulatory capital ratios of the bank holding company and its subsidiary bank.

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

The total amount of the above transactions is limited in amount, as to any one affiliate, to 10% of a bank’s capital and surplus and, as to all affiliates combined, to 20% of a bank’s capital and surplus. In addition to the limitation on the amount of these transactions, each of the above transactions must also meet specified collateral requirements. We must also comply with other provisions designed to avoid the acquisition of low-quality assets by the Bank.

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

The Bank is also subject to restrictions on extensions of credit to its executive officers, directors, principal shareholders, and their related interests. These extensions of credit (1) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties, and (2) must not involve more than the normal risk of repayment or present other unfavorable features. Within one year of enactment of the Dodd-Frank Act, an insured depository institution will be prohibited from engaging in asset purchases or sales transactions with its officers, directors, or principal shareholders unless (1) the transaction is on market terms and (2) if the transaction represents greater than 10% of the capital and surplus of the bank, a majority of the disinterested directors has approved the transaction.

Limitations on Senior Executive Compensation

In June 2010, federal banking regulators issued guidance designed to help ensure that incentive compensation policies at banking organizations do not encourage excessive risk-taking or undermine the safety and soundness of the organization. In connection with this guidance, the regulatory agencies announced that they will review incentive compensation arrangements as part of the regular, risk-focused supervisory process. Regulatory authorities may also take enforcement action against a banking organization if its incentive compensation arrangement or related risk management, control, or governance processes pose a risk to the safety and soundness of the organization and the organization is not taking prompt and effective measures to correct the deficiencies. To ensure that incentive compensation arrangements do not undermine safety and soundness at insured depository institutions, the incentive compensation guidance sets forth the following key principles:

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

Due to the Company’s participation in the TARP CPP, it is subject to additional executive compensation limitations for as long as U.S. Treasury holds the TARP CPP securities issued by the Company. For example, the Company must:

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

The Dodd-Frank Act

The Dodd-Frank Act has had a broad impact on the financial services industry, including significant regulatory and compliance changes previously discussed and including, among other things, (i) enhanced resolution authority of troubled and failing banks and their holding companies; (ii) increased regulatory examination fees; and (iii) numerous other provisions designed to improve supervision and oversight of, and strengthening safety and soundness for, the financial services sector. Additionally, the Dodd-Frank Act establishes a new framework for systemic risk oversight within the financial system to be distributed among new and existing federal regulatory agencies, including the Financial Stability Oversight Council, the Federal Reserve Board, the OCC, and the FDIC.

Many of the requirements called for in the Dodd-Frank Act will be implemented over time and most will be subject to implementing regulations over the course of several years. Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies and through regulations, the full extent of the impact such requirements will have on financial institutions’ operations is unclear. The changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity, and leverage ratio requirements, or otherwise adversely affect our business. These changes may also require us to invest significant management attention and resources to evaluate and make necessary changes in order to comply with new statutory and regulatory requirements.

Proposed Legislation and Regulatory Action

New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations, and competitive relationships of financial institutions operating and doing business in the United States. We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute.

Effect of Governmental Monetary Policies

The Bank’s earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve’s monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve affect the levels of bank loans, investments, and deposits through its control over the issuance of United States government securities, its regulation of the discount rate applicable to member banks, and its influence over reserve requirements to which member banks are subject. The Bank cannot predict the nature or impact of future changes in monetary and fiscal policies.

ITEM 1A.	RISK FACTORS

An investment in our securities involves risks. If any of the following risks or other risks, which have not been identified or which we may believe are immaterial or unlikely, actually occurs, our business, financial condition, and results of operations could be harmed. In such a case, the value of our securities could decline, and you may lose all or part of your investment. The risks discussed below also include forward-looking statements, and our actual results may differ substantially from those discussed in these forward-looking statements.

We are subject to regulatory commitments that could have a material negative effect on our business, operating flexibility, financial condition, and the value of our securities. In addition, addressing these commitments will require significant time and attention from our management team, which may increase our costs, impede the efficiency of our internal business processes, and adversely affect our profitability in the near-term.

The Bank entered into the Bank MOU with its primary regulators, the FDIC and the SC State Board, effective August 19, 2010. The Bank, the FDIC, and the SC State Board have agreed as to certain areas of the Bank’s operations that warrant improvement and a plan for making those improvements. The Bank MOU requires the Bank to review and revise various policies and procedures, including those associated with concentration management, the allowance for loan and lease losses, liquidity management, criticized assets, credit administration, and capital.

Similarly, on the basis of the same examination by the FDIC and the SC State Board, the Federal Reserve Bank requested that the Company enter into the Company MOU; the Company entered into the Company MOU in December 2010. While the Company MOU provides for many of the same measures suggested by the Bank MOU, the Company MOU also requires that the Company seek pre-approval prior to the payment of dividends or other interest payments relating to its securities.

Until the Company is no longer subject to the Company MOU, it will be required to seek regulatory approval prior to paying scheduled dividends on its preferred stock and trust preferred securities, including the Series A Preferred Stock and Series B Preferred Stock issued to the Treasury as part of our participation in the TARP CPP, as well as the Series C Preferred Stock issued as part of a private offering in 2010. This provision also applies to the Company’s common stock, although, to date, the Company has not elected to pay a cash dividend on its shares of common stock. The Federal Reserve Bank did not approve the Company’s request to pay dividends and interest payments relating to its outstanding classes of preferred stock and trust preferred securities due and payable in either the fourth quarter of 2011 or the first quarter of 2012. As a result, no assurance can be given as to the ability of the Company to obtain approval from the Federal Reserve Bank to resume the payment of such dividends and interest in future quarters while the Company MOU remains in effect.

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

We may experience increased delinquencies and credit losses, which could have a material adverse effect on our capital, financial condition, and results of operations.

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

The impact of the current economic environment on performance of other financial institutions in Charleston, Florence, and Lexington counties, actions taken by our competitors to address the current economic downturn,, and public perception of and confidence in the economy generally, and the banking industry specifically, may present significant challenges for us and could adversely affect our performance.

We are operating in a challenging and uncertain economic environment, including generally uncertain national conditions and local conditions in our markets. Financial institutions continue to be affected by decreasing valuations in real estate market and constrained financial markets. While we are taking steps to decrease and limit our exposure to real estate construction loans, we nonetheless retain direct exposure to the real estate markets, and we are affected by these events. Continued declines in real estate values and financial stress on borrowers as a result of the uncertain economic environment, including job losses, could have an adverse effect on our borrowers or their customers, which could adversely affect our financial condition and results of operations.

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

In addition, the market value of the real estate securing our loans as collateral has been adversely affected by the slowing economy and unfavorable changes in economic conditions in our market areas and could be further adversely affected in the future. As of December 31, 2011, approximately 85% of our loans receivable were secured by real estate. Any sustained period of increased payment delinquencies, foreclosures, or losses caused by the adverse market and economic conditions, including the downturn in the real estate market, in our markets will continue to adversely affect the value of our assets, revenues, results of operations, and financial condition. Currently, our market area is experiencing such an economic downturn, and if it continues, our earnings could be further adversely affected.

The overall deterioration in economic conditions may subject us to increased regulatory scrutiny in the current environment. In addition, further deterioration in national and local economic conditions in our markets could drive losses beyond that which is provided for in our allowance for loan losses, resulting in the following other consequences: increased loan delinquencies, problem assets, and foreclosures; decline in demand for our products and services; decrease in deposits, adversely affecting our liquidity position; and decline in value of collateral, reducing our customers’ borrowing power and the value of assets and collateral associated with our existing loans. As a community bank, we are less able to spread the risk of unfavorable economic conditions than larger or more regional banks. Moreover, we cannot give any assurance that we will benefit from any market growth or favorable economic conditions in our primary market areas even if they do occur.

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

We are subject to risks in the event of certain borrower defaults, which could have an adverse impact on our liquidity position and results of operations.

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

We hold in our portfolio a significant number of land acquisition and development and construction loans, which pose more credit risk than other types of loans typically made by financial institutions.

We offer land acquisition and development, and construction loans for builders and developers. As of December 31, 2011, we had $43.3 million, or 6.8%, of our total loan portfolio represented by loans for which the related property is neither presold nor preleased. These land acquisition and development and construction loans are considered more risky than other types of loans. The primary credit risks associated with land acquisition and development and construction lending are underwriting, project risks, and market risks. Project risks include cost overruns, borrower credit risk, project completion risk, general contractor credit risk, and environmental and other hazard risks. Market risks are risks associated with the sale or leasing of the completed projects to end users. They include affordability risk, which means the risk that purchasers cannot obtain affordable financing, product design risk, and risks posed by competing projects. There can be no assurance that losses in our land acquisition and development and construction loan portfolio will not exceed our reserves, which could adversely impact our earnings. Given the current environment, the non-performing loans in our land acquisition and development and construction portfolio may increase in 2012, which could result in a material increase of our charge-offs, which will negatively impact our capital and earnings.

The deterioration in the residential mortgage market may continue to spread to commercial real estate credits, which may result in increased financial and regulatory risks and greater losses and non-performing assets, each of which may have an adverse affect on our business operations.

The losses that were initially associated with subprime residential mortgages rapidly spread into the residential mortgage market generally. These losses then continued to spread to commercial real estate credits, and we have been forced to take greater losses or retain more non-performing assets, and may continue to do so. In addition, in general CRE is cyclical and poses risks of possible loss due to concentration levels and similar risks of the asset class. As of December 31, 2011, approximately 14.28% of our loan portfolio consisted of CRE loans. The Bank MOU requires that we continue to adhere to a written program to reduce the level of credit risk at the Bank, including instituting procedures to strengthen credit underwriting in our CRE portfolio and, if excessive, plans to limit growth of our CRE concentration. We could also be required to further increase our allowance for possible loan losses and capital levels as a result of CRE lending exposures, which could have an adverse impact on our results of operations and financial condition.

The amount of other real estate owned (“OREO”) may increase significantly, resulting in additional losses, and costs and expenses that will negatively affect our operations.

At December 31, 2010, we had a total of $14.7 million of OREO, and at December 31, 2011, we had a total of $22.1 million of OREO, reflecting a $7.5 million or 50% increase from year-end 2010 to year-end 2011. These increases/decreases in OREO are due, among other things, to the continued deterioration of the residential real estate market and the tightening of the credit market. As the amount of OREO increases, our losses, and the costs and expenses to maintain the real estate, likewise increase. Due to the ongoing economic crisis, the amount of OREO we hold may continue to increase throughout 2012. Any additional increase in losses and maintenance costs and expenses due to OREO may have material adverse effects on our business, financial condition, and results of operations. Such effects may be particularly pronounced in a market of reduced real estate values and excess inventory, which may make the disposition of OREO properties more difficult, increase maintenance costs and expenses, and may reduce our ultimate realization from any OREO sales. In addition, we are required to reflect the fair market value of our OREO in our financial statements. If the OREO declines in value, we are required to recognize a loss in connection with continuing to hold the property. As a result, declines in the value of our OREO have a negative effect on our results of operations and financial condition.

Our use of appraisals in deciding whether to make a loan on or secured by real property or how to value such loans in the future may not accurately describe the net value of the real property collateral that we can realize.

In considering whether to make a loan secured by real property, we generally require an appraisal of the property. However, an appraisal is only an estimate of the value of the property at the time the appraisal is made, and, as real estate values in our market area have experienced changes in value in relatively short periods of time, this estimate might not accurately describe the net value of the real property collateral after the loan has been closed. If the appraisal does not reflect the amount that may be obtained upon any sale or foreclosure of the property, we may not realize an amount equal to the indebtedness secured by the property. In addition, we rely on appraisals and other valuation techniques to establish the value of our OREO and to determine certain loan impairments. If these valuations are inaccurate, our financial statements may not reflect the correct value of OREO, and our ALLL may not reflect accurate loan impairments. The valuation of the property may negatively impact the continuing value of such loan and could adversely affect our results of operations and financial condition.

If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings could decrease.

Our success depends to a significant extent upon the quality of our assets, particularly loans. In originating loans, there is a substantial likelihood that we will experience credit losses.  The risk of loss will vary with, among other things, general economic conditions, the type of loan, the creditworthiness of the borrower over the term of the loan, and, in the case of a collateralized loan, the quality of the collateral for the loan.

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

If our assumptions are wrong, our current allowance may not be sufficient to cover future loan losses, and we may need to make adjustments to allow for different economic conditions or adverse developments in our loan portfolio.  Material additions to our allowance would materially decrease our net income.   We expect our allowance to continue to fluctuate throughout 2012; however, given current and future market conditions, we can make no assurance that our allowance will be adequate to cover future loan losses.

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

In addition, we cannot predict whether interest rates will continue to remain at present levels. Changes in interest rates may cause significant changes, up or down, in our net interest income. Depending on our portfolio of loans and investments, our results of operations may be adversely affected by changes in interest rates. In addition, any significant increase in prevailing interest rates could adversely affect our mortgage banking business because higher interest rates could cause customers to request fewer refinancing and purchase money mortgage originations.

Recent negative developments in the financial industry and the domestic and international credit markets may adversely affect our operations and results.

Negative developments during 2008 in the global credit and derivative markets have resulted in uncertainty in the financial markets in general with the expectation of the general economic downturn continuing through 2012. As a result of this “credit crunch,” commercial as well as consumer loan portfolio performances have deteriorated at many institutions and the competition for deposits and quality loans has increased significantly. In addition, the values of real estate collateral supporting many commercial loans and home mortgages have declined and may continue to decline. Shortfalls in public pensions, both nationally and internationally, related to the economic downturn, have caused additional uncertainty, and have the potential to erode sources of readily-available capital in the future. Global securities markets and many bank holding company stock prices have been negatively affected, as has the ability of banks and bank holding companies to raise capital or borrow in the debt markets.  If these negative trends continue, our business operations and financial results may be negatively affected.

We face strong competition from larger, more established competitors.

The banking business is highly competitive, and we experience strong competition from many other financial institutions.  We compete with commercial banks, credit unions, savings and loan associations, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market funds, and other financial institutions that operate in our primary market areas and elsewhere.

We compete with these institutions both in attracting deposits and in making loans.  In addition, we have to attract our customer base from other existing financial institutions and from new residents.  Many of our competitors are well-established, much larger financial institutions.  While we believe we can and do successfully compete with these other financial institutions in our markets, we may face a competitive disadvantage as a result of our smaller size and lack of geographic diversification.

Although we compete by concentrating our marketing efforts in our primary market area with local advertisements, personal contacts, and greater flexibility in working with local customers, we can give no assurance that this strategy will be successful.

Hurricanes or other adverse weather events could negatively affect our local economies or disrupt our operations, which could have an adverse effect on our business or results of operations.

The economy of South Carolina’s coastal region is affected, from time to time, by adverse weather events, particularly hurricanes.  Our market area includes several coastal communities, and we cannot predict whether, or to what extent, damage caused by future hurricanes will affect our operations, our customers, or the economies in our banking markets.  However, weather events could cause a decline in loan originations, destruction or decline in the value of properties securing our loans, or an increase in the risks of delinquencies, foreclosures, and loan losses.  Even if a hurricane does not cause any physical damage in our market area, a turbulent hurricane season could significantly affect the market value of all coastal property.

Our historical results may not be indicative of our future results.

Our growth prior to the current economic downturn may distort some of our historical financial ratios and statistics.  In the future, we may not have the benefit of several recently favorable factors, such as a generally predictable interest rate environment, a strong residential mortgage market, or the ability to find suitable expansion opportunities.  Various factors, such as economic conditions, regulatory and legislative considerations, and competition, may also impede or prohibit our ability to expand our market presence.  If we are unable to achieve the rate of growth we established prior to the current economic downturn, our results of operations and financial condition may be adversely affected due to a high percentage of our operating costs being fixed expenses.

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

We provide services to our local communities.  Our ability to diversify our economic risks is limited by our own local markets and economies.  We lend primarily to individuals and to small- to medium-sized businesses, which may expose us to greater lending risks than those of banks lending to larger, better-capitalized businesses with longer operating histories.

We manage our credit exposure through careful monitoring of loan applicants and loan concentrations in particular industries, and through loan approval and review procedures.  We have established an evaluation process designed to determine the adequacy of our allowance for loan losses.  While this evaluation process uses historical and other objective information, the classification of loans and the establishment of loan losses is an estimate based on experience, judgment and expectations regarding our borrowers, and the economies in which we and our borrowers operate, as well as the judgment of our regulators.  We cannot assure you that our loan loss reserves will be sufficient to absorb future loan losses or prevent a material adverse effect on our business, profitability or financial condition.

We are subject to extensive regulation that could limit or restrict our activities.

We operate in a highly regulated industry and are subject to examination, supervision, and comprehensive regulation by various regulatory agencies. Our compliance with these regulations, including compliance with the Bank MOU and the Company MOU, is costly and restricts certain of our activities, including the declaration and payment of cash dividends to common shareholders, mergers and acquisitions, investments, loans and interest rates charged, interest rates paid on deposits, and locations of offices. We are also subject to capitalization guidelines established by our regulators, which require us to maintain adequate capital to support our growth and operations.

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

The Dodd-Frank Act was enacted on July 21, 2010. The implications of the Dodd-Frank Act, or its implementing regulations, on our business are unclear at this time, but it may adversely affect our business, results of operations, and the underlying value of our common stock. The full effect of this legislation will not be even reasonably certain until implementing regulations are promulgated, which could take several years in some cases. See “Supervision and Regulation.”

Some or all of the changes, including the new rulemaking authority granted to the newly-created Consumer Financial Protection Bureau, may result in greater reporting requirements, assessment fees, operational restrictions, capital requirements, and other regulatory burdens for either, or both, the Bank and the Company, and many of our non-bank competitors may remain free from such limitations. This could affect our ability to attract and maintain depositors, to offer competitive products and services, and to expand our business.

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

Our financial condition and results of operations are affected by credit policies of monetary authorities, particularly the Federal Reserve Board. Actions by monetary and fiscal authorities, including the Federal Reserve, could have an adverse effect on our deposit levels, loan demand, or business and earnings.

We are subject to liquidity risk in our operations.

Liquidity risk is the possibility of being unable, at a reasonable cost and within acceptable risk tolerances, to pay obligations as they come due, to capitalize on growth opportunities as they arise, or to pay regular dividends because of an inability to liquidate assets or obtain adequate funding on a timely basis. Liquidity is required to fund various obligations, including credit obligations to borrowers, mortgage originations, withdrawals by depositors, repayment of debt, dividends to shareholders, operating expenses, and capital expenditures. Liquidity is derived primarily from retail deposit growth and retention, principal and interest payments on loans and investment securities, net cash provided from operations, and access to other funding sources. Our access to funding sources in amounts adequate to finance our activities could be impaired by factors that affect us specifically or the financial services industry in general. Factors that could detrimentally affect our access to liquidity sources include a decrease in the level of our business activity due to a market downturn or adverse regulatory action against us, including the Bank and Company MOUs we entered into with the Federal Reserve Bank, which require us to seek prior approval before incurring any additional debt. Our ability to borrow could also be impaired by factors that are not specific to us, such as a severe disruption in the financial markets or negative views and expectations about the prospects for the financial services industry as a whole, given the recent turmoil faced by banking organizations in the domestic and worldwide credit markets. Currently, we have access to liquidity to meet our current anticipated needs; however, our access to additional borrowed funds could become limited in the future, and we may be required to pay above market rates for additional borrowed funds, if we are able to obtain them at all, which may adversely affect our results of operations.

As of December 31, 2011, we had approximately $90.9 million in brokered deposits, which represented approximately 21.24% of our total deposits. At times, the cost of brokered deposits exceeds the cost of deposits in our local market. In addition, the cost of brokered deposits can be volatile. In accordance with the Bank and Company MOUs, we are required to limit brokered deposits, excluding reciprocal CDARS, that would cause the Bank’s level of brokered deposits to be in excess of ten percent of total deposits. This limitation, coupled with potential cost increases discussed above, could adversely affect our liquidity and ability to support demand for loans.

Our ability to pay cash dividends on capital stock is limited and we may be unable to pay future dividends.

We make no assurances that we will pay any dividends in the future. Any future determination relating to dividend policy will be made at the discretion of our Board of Directors and will depend on a number of factors, including our future earnings, capital requirements, financial condition, future prospects, regulatory restrictions, and other factors that our Board of Directors may deem relevant. The holders of our capital stock are entitled to receive dividends when, and if, declared by our Board of Directors out of funds legally available for that purpose. As part of our consideration to pay cash dividends, we intend to retain adequate funds from future earnings to support the development and growth of our business. In addition, our ability to pay dividends is restricted by federal policies and regulations. It is the policy of the Federal Reserve Bank that bank holding companies should pay cash dividends on capital stock only out of net income available over the past year and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. Further, our principal source of funds to pay dividends is cash dividends that we receive from the Bank. In addition, pursuant to the Company MOU, we are prohibited from declaring and paying cash dividends without prior written approval from the Federal Reserve Bank.

Because we have participated in the TARP CPP, our ability to pay cash dividends on common stock is further limited. Specifically, we may not pay cash dividends on common stock unless all dividends have been paid on the securities issued to the Treasury under the TARP CPP. The TARP CPP also restricts our ability to increase the amount of cash dividends on common stock, which potentially limits your opportunity for gain on your investment. We have elected to defer payment of the dividends on our outstanding classes of preferred stock during the fourth quarter of 2011 and the first quarter of 2012.

Finally, given the requirements under the Company MOU, we have elected to defer interest payments payable on our outstanding trust preferred securities. Accordingly, pursuant to the terms of the trust preferred securities, we are further restricted from paying dividends on our common stock and our outstanding classes of preferred stock, absent authorization from a majority of the holders of our outstanding trust preferred securities, until such time as the Company has paid all interest due and payable on the trust preferred securities.

The impact of the current economic downturn on the performance of other financial institutions in our geographic area, actions taken by our competitors to address the current economic downturn, and the public perception of and confidence in the economy generally, and the banking industry specifically, could negatively impact our performance and operations.

All financial institutions are subject to the same risks resulting from a weakening economy such as increased charge-offs and levels of past due loans and nonperforming assets.  As troubled institutions in our market area continue to recognize and dispose of problem assets, the already substantial inventory of residential homes and lots will continue to negatively affect home values and increase the time it takes us or our borrowers to sell existing inventory.  The perception that troubled banking institutions (and smaller banking institutions that are not “in trouble”) are risky institutions for purposes of regulatory compliance or safeguarding deposits may cause depositors nonetheless to move their funds to larger institutions.  If our depositors should move their funds based on events happening at other financial institutions, our operating results would suffer.

If we are required to take a valuation allowance to our deferred tax asset in the future, our earnings and capital position may be adversely impacted.

Deferred income tax represents the tax impact of the differences between the book and tax basis of assets and liabilities. Deferred tax assets are assessed periodically by us to determine if they are realizable. Factors in our determination include the ability to carry back or carry forward net operating losses and the performance of the business including the ability to generate taxable income from a variety of sources and tax planning strategies. If, based on available information, it is more likely than not that the deferred income tax asset will not be realized, then a valuation allowance against the deferred tax asset must be established with a corresponding charge to income tax expense.

As of December 31, 2011, prior to any valuation allowance, net deferred tax assets from operations totaled $9.4 million were recorded in the Company’s Consolidated Balance Sheets.  Based on our projections of future taxable income over the next three years, cumulative tax losses over the previous three years, net operating loss carry forward limitations as discussed below and available tax planning strategies, we recorded a $7.3 million valuation allowance against the net deferred tax asset as of December 31, 2011. Analysis of our ability to realize the remaining deferred tax asset of approximately $2.1 million requires us to apply significant judgment and is inherently subjective because it requires the future occurrence of circumstances, including the projection of future earnings, that cannot be predicted with certainty. The determination of how much of the net operating losses we will be able to utilize and, therefore, how much of the valuation allowance that may be reversed and the timing is based on our future results of operations and the amount and timing of actual loan charge-offs and asset writedowns. The resulting loss could have a material adverse effect on our results of operations and financial condition and could also decrease the Bank’s regulatory capital.

The United States Department of the Treasury, among other holders of shares of our various classes of preferred stock, has rights that are senior to those of our common stockholders.

We have supported our capital operations by issuing two classes of preferred stock to the Treasury under the TARP CPP. Further, in 2010, we issued shares of our Series C preferred stock to other private shareholders primarily domiciled in our primary market area. Each outstanding class of preferred stock has dividend rights that are senior to our common stock; therefore, we must pay dividends on each class of preferred stock before we can pay any dividends on our common stock. In the event of our bankruptcy, dissolution, or liquidation, the holders of our preferred stock must be satisfied before we can make any distributions to our common stockholders.

Our agreement with the Treasury under the TARP CPP is subject to unilateral change by the Treasury, which could adversely affect our business, financial condition, and results of operations.

Under the capital TARP CPP, the Treasury may unilaterally amend the terms of its agreement with us in order to comply with any changes in federal law.  We cannot predict the effects of any of these changes and of the associated amendments.

We may lose members of our management team due to compensation restrictions.

Our ability to retain key officers and employees may be negatively impacted by recent legislation and regulation affecting the financial services industry. On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (“ARRA”) was signed into law. While the Treasury must promulgate regulations to implement the restrictions and standards set forth in the new law, the ARRA, among other things, significantly expands the executive compensation restrictions previously imposed by the EESA. Such restrictions apply to any entity that has received or will receive financial assistance under the TARP and will generally continue to apply for as long as any obligation arising from financial assistance provided under the TARP, including preferred stock issued under the TARP CPP, remains outstanding. As a result of our participation in the TARP CPP, the restrictions and standards set forth in the ARRA are applicable to us. Such restrictions and standards may impact management’s ability to retain key officers and employees as well as our ability to compete with financial institutions that are not subject to the same limitations as we are under the ARRA.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.	PROPERTIES

The executive and main offices of the Company and the Bank are located at 2170 West Palmetto Street in Florence, South Carolina. The facility at that location is owned by the Bank. The Bank also owns an adjacent lot that is used as a parking lot. The headquarters building is a two-story building having approximately 12,000 square feet. The building has six inside teller stations, two teller stations servicing four drive-through lanes, and a night depository and automated teller machine drive-through lane that is accessible after the Bank’s normal business hours.

On April 26, 2000, the Bank opened a branch at 411 Second Loop Road in Florence, South Carolina. The Second Loop branch facility, which is owned by the Bank, is located on approximately one acre of land and contains approximately 3,000 square feet.

On May 15, 2002, the Bank purchased an additional facility located at 2145 Fernleaf Drive in Florence, South Carolina. The Fernleaf Drive site contains approximately 0.5 acres of land and includes a 7,500 square feet building. The facility serves as additional space for the operational and information technology activities of the Bank, including data processing and auditing. No customer services will be conducted in this facility.

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

On March 24, 2005, the Bank leased approximately five acres at 2211 West Palmetto Street in Florence, South Carolina for possible development of a future headquarters location. This property and an adjacent parcel were purchased by the Company on November 24, 2008 and are leased by the Bank. On March 15, 2012, the Company and the Bank agreed to waive the Bank’s obligation to pay rent for the balance of 2012.

On October 3, 2005, the Bank opened a branch office at 800 South Shelmore Boulevard, Mount Pleasant, South Carolina. The Mount Pleasant branch facility is located on approximately one acre of land owned by the Company and contains approximately 6,500 square feet.

On February 9, 2006, the Bank purchased approximately 0.75 acres at 2148 West Palmetto Street, Florence, South Carolina for a future training facility. On April 1, 2007, the Bank opened its Learning Center which contains approximately 6,000 square feet.

The Bank owns property at 44th Business Park, Lots 1, 2, and 3, North Myrtle Beach, South Carolina, which was intended to be a branch site, but was never developed. This property is currently listed for sale.

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

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	MINE SAFETY DISCLOSURES

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) The response to this Item 5(a) is included in the Company’s 2011 Annual Report to Shareholders under the heading, “Market for First Reliance Bancshares, Inc.’s Common Stock; Payment of Dividends,” and is incorporated herein by reference.

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

(Dollars in thousands, except per share data)	2011	2010	2009	2008	2007

Income Statement Data:
Interest income	$23,185	$27,947	$32,025	$36,243	$37,540
Interest expense	6,513	11,656	15,640	17,541	18,549
Net interest income	16,672	16,291	16,385	18,702	18,991
Provision for loan losses	5,403	3,542	14,401	4,935	1,643
Net interest income after provision for loan losses	11,269	12,749	1,984	13,767	17,348
Noninterest income	4,847	4,896	7,610	4,986	5,273
Noninterest expense	20,362	19,234	19,619	18,586	18,816
Income (loss) before income taxes	(4,246)	(1,589)	(10,025)	167	3,805
Income tax expense (benefit)	5,135	(1,440)	(4,181)	(459)	1,245
Net income (loss)	(9,381)	(149)	(5,844)	626	2,560
Preferred stock dividends	1,175	1,131	837	-	-

Net income (loss) available to common shareholders	$(10,556)	$(1,280)	$(6,681)	$626	$2,560

Balance Sheet Data:
Assets	$494,966	$530,095	$645,508	$603,434	$591,704
Earning assets	435,214	468,618	589,657	560,032	550,559
Securities available for sale (1)	84,534	84,473	121,949	76,311	58,580
Loans (2)	306,262	355,514	411,728	478,579	487,739
Allowance for loan losses	7,743	6,271	9,801	8,224	5,271
Deposits	427,816	455,250	552,763	461,135	449,498
Shareholders’ equity	41,118	48,592	45,224	37,426	37,028

Per Common Share Data:
Basic earnings (loss)	$(2.57)	$(0.32)	$(1.87)	$0.18	$0.74
Diluted earnings (loss)	(2.57)	(0.32)	(1.87)	0.18	0.72
Common book value	5.67	7.49	8.36	10.65	10.63

Performance Ratios:
Return on average assets (3)	(1.82)%	(0.03)%	(0.88)%	0.11%	0.52%
Return on average equity (4)	(19.97)%	(0.31)%	(12.14)%	1.65%	7.16%
Net interest margin (5)	3.67%	3.04%	2.66%	3.40%	4.12%
Efficiency (6)	96.95%	94.27%	89.03%	78.49%	77.76%

Capital and Liquidity Ratios:
Average equity to average assets	9.09%	8.19%	7.28%	6.43%	7.15%
Leverage (4.00% required minimum)	9.85%	9.99%	8.25%	9.28%	9.46%
Risk-based capital
Tier 1	13.54%	13.34%	11.52%	10.73%	9.26%
Total	14.80%	14.59%	12.78%	11.97%	10.29%
Average loans to average deposits	75.99%	75.32%	86.07%	106.63%	99.37%

(1)	Securities available-for-sale are stated at fair value.
(2)	Loans are stated at gross amounts before allowance for loan losses and include loans held for sale.
(3)	Net income (loss) before preferred stock dividends divided by average assets.
(4)	Net income (loss) before preferred stock dividends divided by average equity.
(5)	Net interest income divided by average earning assets.
(6)	Noninterest expense divided by the sum of net interest income and noninterest income, excluding gains and losses on sales of assets.

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

Recent Regulatory Events

Following an examination of the Bank by the Federal Deposit Insurance Corporation (the “FDIC”) during the first quarter of 2010, the Bank’s Board of Directors agreed to enter into a Memorandum of Understanding (the “Bank MOU”) with the FDIC and South Carolina Commissioner of Banks that became effective August 19, 2010. The requirements of the Bank MOU are more fully described in “Business - Supervision and Regulation – Memoranda of Understanding” appearing in Part I above.

In addition, on the basis of the same examination by the FDIC and the SC State Board, the Federal Reserve Bank of Richmond (the “Federal Reserve Bank”) requested that the Company enter into a separate Memorandum of Understanding, which the Company entered into in December 2010 (the “Company MOU”). While this agreement provides for many of the same measures suggested by the Memorandum already in place for the Bank, the Company MOU requires that the Company seek pre-approval from the Federal Reserve Bank prior to the declaration or payment of dividends or other interest payments relating to its securities. As a result, until the Company is no longer subject to the Company MOU, it will be required to seek regulatory approval prior to paying scheduled dividends on its preferred stock and trust preferred securities, including the Series A Preferred Stock and Series B Preferred Stock issued to the Treasury as part of our participation in the TARP CPP, as well as the Series C Preferred Stock issued as part of a private offering completed in 2010. This provision will also apply to the Company’s common stock, although, to date, the Company has not elected to pay a cash dividend on its shares of common stock. The Federal Reserve Bank approved the scheduled payment of dividends on the Company’s preferred stock and interest payments on the Company’s trust preferred securities for the first three quarters of 2011. The Federal Reserve did not approve the Company’s request to pay dividends and interest payments relating to its outstanding classes of preferred stock and trust preferred securities due and payable in the fourth quarter of 2011 and in the first quarter of 2012. As a result, no assurance can be given as to the ability of the Company to obtain approval from the Federal Reserve Bank to resume the payment of such dividends and interest in future quarters while the Company MOU remains in effect.

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

Results of Operations

We incurred a net loss available to common shareholders of $10,556,145 and $1,280,370 for the years ended December 31, 2011 and 2010, respectively. This resulted in basic and diluted loss per share of $2.57 for 2011, compared to $0.32 for 2010.

Our 2011 operating results were significantly impacted by the increase in our valuation allowance for deferred taxes. In order for this tax benefit to be realized, we must have sufficient earnings within a period of time defined by the Internal Revenue Code. As a result of evaluating the realization of our deferred tax assets in future periods, we determined that it is more likely than not that approximately $7,300,000 of our gross deferred tax assets relating to continuing operations at December 31, 2011, will not be realized.  Therefore we increased the related valuation allowance by approximately $7,150,000.

Additionally, our 2011 operating results were negatively impacted by the increase of $1,861,766 in our provision for loan losses because of the deterioration of certain large credits and the increase of $1,557,219 in our expenses associated with our properties acquired through foreclosures. From December 31, 2010, to December 31, 2011, our properties acquired through foreclosures increased by $7,466,870.

Net Interest Income

The largest component of our net income is net interest income, which is the difference between the income earned on assets and interest paid on deposits and on the borrowings used to support such assets. Net interest income is determined by the yields earned on our interest-earning assets and the rates paid on interest-bearing liabilities, the relative amounts of interest-earning assets and interest-bearing liabilities, and the degree of mismatch and the maturity and repricing characteristics of interest-earning assets and interest-bearing liabilities. The total interest-earning assets yield rate less the total interest-bearing liabilities rate represents our net interest rate spread.

Net interest income for 2011 was $16,672,329 compared to $16,290,870 for 2010, an increase of $381,459, or 2.34%. The improvement in our 2011 net interest income is due primarily to the fact that we were able to increase our net interest spread by 63 basis points from the amount realized in 2010.  See “Rate/Volume Analysis” below for a more detailed discussion.

For 2011, average-earning assets totaled $454,176,320 with an annualized average yield of 5.10% compared to $535,262,091 and 5.22%, respectively, for 2010. Average interest-bearing liabilities totaled $416,606,673 with an annualized average cost of 1.56% for 2011 compared to $496,404,349 and 2.35%, respectively, for 2010.

Our net interest margin and net interest spread were 3.67% and 3.54%, respectively, for 2011 compared to 3.04% and 2.87%, respectively, for 2010.

Because loans often provide a higher yield than other types of earning assets, one of our goals is to maintain our loan portfolio as the largest component of total earning assets. Loans comprised 73.30% and 71.00% of average earning assets for the years ended December 31, 2011 and 2010, respectively. Loan interest income for 2011 and 2010 was $19,895,558 and $23,310,298, respectively. The annualized average yield on loans was 5.98% and 6.13% for 2011 and 2010, respectively. Average balances of our loans were $332,893,022 for 2011 compared to $380,018,889 for 2010, a decrease of $47,125,867. Our loan income for 2011 was negatively affected by the decrease in average balances, the approximate 15% increase in our nonaccruing loans and the continuation of the downturn in our local real estate markets.

Available-for-sale investment securities averaged $87,326,051, or 19.23% of average earning assets, for 2011 compared to $112,117,438, or 20.95% of average earning assets for 2010. Interest earned on investment securities amounted to $3,187,768 for the year ended December 31, 2011, compared to $4,508,710 for the same period last year. The annualized average yield on available-for-sale investment securities was 3.65% and 4.02% for 2011 and 2010, respectively. With the relatively low yield available on our securities portfolio, we chose to instead reduce our securities position proportionally with a reduction in higher cost deposits as part of our effort to reduce interest expense.

Our average interest-bearing deposits were $388,000,423 and $460,335,148 for 2011 and 2010, respectively. This represented a decrease of $72,334,725, or 15.71%. Total interest paid on deposits for 2011 and 2010 was $6,199,928 and $10,184,693, respectively. The annualized average cost of deposits was 1.60% and 2.21% for the years ended December 31, 2011 and 2010, respectively. As our loan demand declined, we concurrently lowered our rates paid for deposits, especially for time deposits, which is the primary reason why our average time deposits were 27.32% lower for 2011 compared to 2010.

The average balance of other interest-bearing liabilities was $28,606,250 and $36,069,201 for 2011 and 2010, respectively. This represented a decrease of $7,462,951, or 20.69%. The decrease is partially attributable to the decrease of $6,657,886 in our average borrowings from the Federal Home Loan Bank.   With the weakness in loan demand we experienced during the past year, we became less reliant on borrowings from the Federal Home Loan Bank to meet our funding needs.  We have instead shifted our focus to building locally-sourced core deposits in order to provide a lower-cost source of liquidity.

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

	Average Balances, Income and Expenses, and Rates
Year ended December 31,	2011			2010			2009
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate

Assets
Earning assets:
Loans (1)	$332,893	$19,895	5.98%	$380,019	$23,310	6.13%	$462,400	$27,758	6.00%
Securities, taxable	52,602	1,697	3.23	55,027	2,065	3.75	51,837	2,199	4.24
Securities, nontaxable	34,724	1,491	4.29	57,090	2,444	4.28	42,670	1,905	4.46
Other earning assets	33,957	102	0.30	43,126	127	0.30	60,168	163	0.27
Total earning assets	454,176	23,185	5.10	535,262	27,946	5.22	617,075	32,025	5.19
Non-earning assets	62,232			57,421			44,728
Total assets	$516,408			$592,683			$661,803

Liabilities and Shareholders' Equity
Interest-bearing deposits:
Transaction accounts	$39,010	$175	0.45	$38,849	$193	0.50%	$37,516	$214	0.57%
Savings and money market accounts	120,897	849	0.70	107,663	1,194	1.11	104,429	1,743	1.67
Time deposits	228,093	5,176	2.27	313,823	8,797	2.80	350,380	10,902	3.11
Total interest-bearing deposits	388,000	6,200	1.60	460,335	10,184	2.21	492,325	12,859	2.61

Other interest-bearing liabilities:
Federal Home Loan Bank borrowing	18,296	275	1.50	24,954	849	3.40	59,800	2,137	3.57
Junior subordinated debentures	10,310	38	0.37	10,310	620	6.01	10,310	613	5.95
Note payable	-	-	-	-	-	1,485	30	2.01
Other Borrowings	-	-	-	805	2	0.25	2,282	1	0.06
Total other interest-bearing liabilities	28,606	313	1.09	36,069	1,471	4.08	73,877	2,781	3.76
Total interest-bearing liabilities	416,606	6,513	1.56	496,404	11,655	2.35	566,202	15,640	2.76
Noninterest-bearing deposits	50,086			44,194			44,900
Other liabilities	2,750			3,540			2,552
Shareholders' equity	46,966			48,545			48,149
Total liabilities and equity	$516,408			$592,683			$661,803

Net interest income/interest spread		$16,672	3.54%		$16,291	2.87%		$16,385	2.43%

Net yield on earning assets			3.67%			3.04%			2.66%

(1) Includes mortgage loans held for sale and nonaccruing loans

Rate/Volume Analysis of Interest Income

Analysis of Changes in Net Interest Income - Net interest income can be analyzed in terms of the impact of changing interest rates and changing volume. The following tables set forth the effect which the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the periods presented.

	2011 Compared to 2010			2010 Compared to 2009
	Due to increase (decrease) in			Due to increase (decrease) in
(Dollars in thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Loans	$(2,852)	$(563)	$(3,415)	$(5,038)	$590	$(4,448)
Securities, taxable	(88)	(280)	(368)	130	(264)	(134)
Securities, tax exempt	(959)	6	(953)	619	(80)	539
Other earning assets	(25)	-	(25)	(52)	16	(36)
Total interest income	(3,924)	(837)	(4,761)	(4,341)	262	(4,079)

Interest expense:
Interest-bearing deposits
Interest-bearing transaction accounts	1	(19)	(18)	7	(28)	(21)
Savings and money market accounts	134	(479)	(345)	52	(601)	(549)
Time deposits	(2,139)	(1,482)	(3,621)	(1,076)	(1,028)	(2,104)
Total interest-bearing deposits	(2,004)	(1,980)	(3,984)	(1,017)	(1,657)	(2,674)

Other interest-bearing liabilities
Federal Home Loan Bank borrowings	(186)	(388)	(574)	(1,191)	(97)	(1,288)
Junior subordinated debentures	-	(582)	(582)	-	7	7
Note payable	-	-	-	(15)	(15)	(30)
Other	(2)	-	(2)	(1)	1	-
Total other interest-bearing liabilities	(188)	(970)	(1,158)	(1,207)	(104)	(1,311)

Total Interest Expense	(2,192)	(2,950)	(5,142)	(2,224)	(1,761)	(3,985)

Net interest income	$(1,732)	$2,113	$381	$(2,117)	$2,023	$(94)

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

The following table sets forth our interest rate sensitivity at December 31, 2011.

Interest Sensitivity Analysis

			After		Greater
		After One	Three		Than One
	Within	Through	Through	Within	Year or
	One	Three	Twelve	One	Non-
(Dollars in Thousands)	Month	Months	Months	Year	Sensitive	Total
Assets
Interest-earning assets
Interest-bearing deposits in other banks	$41,886	$-	$-	$41,886	$-	$41,886
Time Deposits in other banks	-	-	100	100	-	100
Loans (1)	61,710	27,703	105,477	194,890	111,372	306,262
Securities, taxable	-	-	-	-	64,596	64,596
Securities, nontaxable	-	-	-	-	19,938	19,938
Nonmarketable securities	2,432	-	-	2,432	-	2,432
Total earning assets	106,028	27,703	105,577	239,308	195,906	435,214

Liabilities
Interest-bearing liabilities
Interest-bearing deposits:
Demand deposits	42,092	-	-	42,092	-	42,092
Savings deposits	122,529	-	-	122,529	-	122,529
Time deposits	11,630	23,196	92,926	127,752	83,145	210,897
Total interest-bearing deposits	176,251	23,196	92,926	292,373	83,145	375,518
Federal Home Loan Bank advances	-	-	2,000	2,000	11,000	13,000
Junior subordinated debentures	-	-	-	-	10,310	10,310
Total interest-bearing liabilities	176,251	23,196	94,926	294,373	104,455	398,828

Period gap	$(70,223)	$4,507	$10,651	$(55,065)	$91,451

Cumulative gap	$(70,223)	$(65,716)	$(55,065)	$(55,065)	$36,386

Ratio of cumulative gap to total earning assets	(16.14)%	(15.10)%	(12.65)%	(12.65)%	8.36%

(1) Including mortgage loans held for sale

The above table reflects the balances of earning assets and interest-bearing liabilities at the earlier of their repricing or maturity dates. Interest-bearing deposits in other banks are reflected at the earliest pricing interval due to the immediate availability of the deposits. Securities are reflected at each instrument’s ultimate maturity date. Scheduled payment amounts of fixed rate amortizing loans are reflected at each scheduled payment date. Scheduled payment amounts of variable rate amortizing loans are reflected at each scheduled payment date until the loan may be repriced contractually; the unamortized balance is reflected at that point. Interest-bearing liabilities with no contractual maturity, such as demand deposits and savings deposits, are reflected in the earliest repricing period due to contractual arrangements, which give us the opportunity to vary the rates paid on those deposits within one month or shorter period. However, we are not obligated to vary the rates paid on these deposits within any given period. Fixed rate time deposits, primarily certificates of deposit, are reflected at their contractual maturity dates. Advances from the Federal Home Loan Bank and junior subordinated debentures are reflected at their contractual maturity date.

We are in a liability sensitive position (or a negative gap) of $55.1 million over the 12-month time frame. The gap is negative when interest-bearing liabilities exceed interest sensitive earning assets, as was the case at the end of 2011 with respect to the one-year time horizon. When interest-sensitive earning assets exceed interest-bearing liabilities for a specific repricing "horizon,” a positive interest sensitivity gap is the result.

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

Asset/liability management is the process by which we monitor and control the mix and maturities of our assets and liabilities. The essential purposes of asset/liability management are to ensure adequate liquidity and to maintain an appropriate balance between interest sensitive assets and liabilities in order to minimize potentially adverse impacts on earnings from changes in market interest rates. We have an internal finance committee consisting of senior management that meets at various times during each quarter and a management finance committee that meets weekly as needed.  The finance committees are responsible for maintaining the level of interest rate sensitivity of our interest sensitive assets and liabilities within a board-approved limit.

However, our gap analysis is not a precise indicator of our interest rate sensitivity position. The analysis presents only a static view of the timing of maturities and repricing opportunities, without considering that changes in interest rates do not affect all assets and liabilities equally. For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but those rates are viewed by management as significantly less interest-sensitive than market-based rates such as those paid on non-core deposits. Net interest income may be impacted by other significant factors in a given interest rate environment, including changes in the volume and mix of earning assets and interest-bearing liabilities. We believe we have positioned ourselves to where there is minimal impact on interest income in a rising or falling rate environment.

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

More specifically, in determining our allowance for loan losses, we regularly review loans for specific and impaired reserves based on the appropriate impairment assessment methodology. Pooled reserves are determined using historical loss trends measured over a four-quarter average applied to risk rated loans grouped by Federal Financial Institutions Examination Council (“FFIEC”) call code and segmented by impairment status. The pooled reserves are calculated by applying the appropriate historical loss ratio to the loan categories. Impaired loans greater than a minimum threshold established by management are excluded from this analysis. The sum of all such amounts determines our pooled reserves. During 2010, we undertook a thorough statistical review of our recognized loss history. This analysis revealed that over 80% of our losses were concentrated in the coastal markets.  Management elected to reduce the Bank’s portfolio exposure to the coastal markets due to this and other factors.  As a result, we determined that it would be appropriate to modify our loss history calculation to segment our losses by geography.  We now calculate a loss factor for each geographic region, then weight the overall loss factor by the geographic weight remaining in the overall portfolio.  Over time, we expect these changes to our loan loss allowance methodology to have a material impact on our required allowance level as we continue to reduce our exposure to certain markets.  We have also shortened the period over which we review historical losses from eight quarters to four in response to industry trends and conditions; the shorter loss history window is more in line with our peer group and tracks more closely the unusual market volatility of the past several years, making the provision estimate more responsive to current economic conditions. The historical loss factors utilized in our model have been updated as of the end of the fourth quarter 2011 to reflect losses realized through the end of the third quarter 2011.

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

Periodically, we adjust the amount of the allowance based on changing circumstances. We recognize loan losses to the allowance and add subsequent recoveries back to the allowance for loan losses. In addition, on a quarterly basis, we informally compare our allowance for loan losses to various peer institutions; however, we recognize that allowances will vary, as financial institutions are unique in the make-up of their loan portfolios and customers, which necessarily creates different risk profiles for the institutions. We would only consider further adjustments to our allowance for loan losses based on this peer review if our allowance was significantly different from our peer group. To date, we have not made any such adjustment. There can be no assurance that charge-offs of loans in future periods will not exceed the allowance for loan losses as estimated at any point in time or that provisions for loan losses will not be significant to a particular accounting period, especially considering the overall weakness in the economic environment in our market areas.

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

As of December 31, 2011 and 2010, the allowance for loan losses was $7,743,470 and $6,271,045, respectively, an increase of $1,472,425, or 23.48%, from the 2010 allowance.  However, as a percentage of total loans, the allowance for loan losses was 2.55% and 1.77% at December 31, 2011 and 2010, respectively.  See the discussion regarding the provision expense and “Activity in the Allowance for Loan Losses” below for additional information regarding our asset quality and loan portfolio.

The provision for loan losses was $5,403,416 and $3,541,650 for 2011 and 2010, respectively.  This represents an increase of $1,861,766, or 52.57%.  The increase in the provision expense for 2011 is due primarily to 1) an increase in historical loss ratios in our coastal markets; 2) accounting adjustments required as a result of recent regulatory examinations; and 3) certain large credits that deteriorated significantly during the year. As we have noted previously, borrower performance will be driven by local and regional economic conditions, and conditions did not develop favorably during 2011 for these borrowers.

The provision expense estimate is the result of a robust statistical model that is based on historical credit losses and geographic segmentation analysis, as well as a thorough individual analysis of large impaired credits.  It is, however, subject to a great degree of volatility and is sensitive to current quarter loss experience and real estate collateral values in the marketplace.  While we normally expect this loss experience to be lower than that realized historically due to improving economic conditions relative to those experienced during the significant economic downturn of 2009 and 2010, there can be no assurance that this will occur.  In particular, if regional or national economic conditions do not improve, or decline in the coming months, then the provision expense will likely rise in proportion with the risk profile of our loan portfolio in a future quarter.  We are closely monitoring recent economic developments and their impact on the portfolio and, more generally, our market area.

We believe the allowance for loan losses at December 31, 2011, is adequate to meet potential loan losses inherent in the loan portfolio and to maintain the flexibility to adjust the allowance should our local economy and loan portfolio either improve or decline in the future.

The following table sets forth certain information with respect to the Company’s allowance for loan losses and the composition of charge-offs and recoveries for the five years ended December 31, 2011.

Allowance for Loan Losses

(Dollars in thousands)	2011	2010	2009	2008	2007
Total loans outstanding at end of year	$303,398	$354,328	$406,627	$468,990	$468,138
Average loans outstanding	$332,893	$380,019	$462,400	$481,572	$414,907
Balance of allowance for loan losses at beginning of year	$6,271	$9,801	$8,224	$5,271	$4,002
Loans charged off:
Real estate – construction	1,825	4,430	7,114	-	-
Real estate – mortgage	1,641	4,380	4,197	1,136	205
Commercial and industrial	538	1,469	2,530	997	58
Consumer and other	566	116	446	235	193
Total loan charge-offs	4,570	10,395	14,287	2,368	456
Recoveries of previous loan charge-offs
Real estate – construction	356	1,311	985	-	-
Real estate – mortgage	88	1,409	390	322	36
Commercial	70	438	68	10	24
Consumer and other	125	165	20	54	22
Total recoveries	639	3,323	1,463	386	82
Net charge-offs	3,931	7,072	12,824	1,982	374

Provision for loan losses	5,403	3,542	14,401	4,935	1,643
Balance of allowance for loan losses at end of year	$7,743	$6,271	$9,801	$8,224	$5,271

Ratios:
Net charge-offs to average loans outstanding	1.18%	1.86%	2.77%	0.41%	0.09%
Net charge-offs to loans at end of year	1.30%	2.00%	3.15%	0.42%	0.08%
Allowance for loan losses to average loans	2.33%	1.65%	2.12%	1.71%	1.27%
Allowance for loan losses to loans at end of year	2.55%	1.77%	2.41%	1.75%	1.13%
Net charge-offs to allowance for loan losses	50.77%	112.76%	130.84%	24.10%	7.10%
Net charge-offs to provision for loan losses	72.76%	199.69%	89.05%	40.16%	22.76%

Risk Elements in the Loan Portfolio and Nonperforming Assets

Nonperforming Assets - The following table shows the nonperforming assets for the five years ended December 31, 2011.

(Dollars in thousands)	2011	2010	2009	2008	2007
Loans over 90 days past due and still accruing	$328	$1,910	$40	$2,097	$1,781
Loans on nonaccrual:
Real estate construction	8,194	14,796	16,380	6,250	-
Real estate mortgage - residential	3,852	3,310	2,518	7,156	909
Real estate mortgage – nonresidential	9,437	1,001	6,322	5,417	556
Commercial	1,300	753	154	563	114
Consumer	2	6	32	206	79
Total nonaccrual loans	22,785	19,866	25,406	19,592	1,658
Total of nonperforming loans	23,113	21,776	25,446	21,689	3,439
Other nonperforming assets	22,136	14,669	8,954	380	197
Total nonperforming assets	$45,249	$36,445	$34,400	$22,069	$3,636

	2011	2010	2009	2008	2007
Percentage of nonperforming assets to total assets	9.14%	6.88%	5.33%	3.66%	0.61%
Percentage of nonperforming loans to total loans	7.62%	6.15%	6.26%	4.62%	0.73%
Allowance for loan losses as a percentage of non-performing loans	33.50%	28.80%	38.52%	37.92%	153.27%

Loans over 90 days and still accruing – As of December 31, 2011 and 2010 we had loans totaling $327,889 and $1,910,413, respectively, that were past due 90 days and still accruing interest. All loans are secured by real estate and included in our impaired loan classification at December 31, 2011 and 2010.

Nonaccruing loans - At December 31, 2011 and 2010, loans totaling $22,784,773 and $19,866,061, respectively, were in nonaccrual status.  Generally, loans are placed on nonaccrual status if principal or interest payments become 90 days past due and/or we deem the collectability of the principal and/or interest to be doubtful.  Generally, once a loan is placed in nonaccrual status, all previously accrued and uncollected interest is reversed against interest income, unless collection of interest accrued to date is expected.  Interest income on nonaccrual loans is recognized on a cash basis when the ultimate collectability is no longer considered doubtful.  Loans are returned to accrual status when the principal and interest amounts contractually due are brought current and future payments are reasonably assured. During 2011 and 2010 interest income recognized on nonaccrual loans was $467,797 and $521,431, respectively. If the nonaccrual loans had been accruing interest at their original contracted rates, interest income related to these nonaccrual loans would have been $984,248 and $1,202,900 for 2011 and 2010, respectively. We note that the increased volume of nonaccrual real estate mortgage loans during 2011 was roughly offset by a reduction in the volume of non-accrual real estate construction loans that were primarily located in coastal markets that were harder hit by the economic downturn during the same period.  All nonaccruing loans at December 31, 2011 and 2010 were included in our classification of impaired loans at those dates.

Restructured Loans - In situations where, for economic or legal reasons related to a borrower’s financial difficulties, a concession to the borrower is granted that we would not otherwise consider, the related loan is classified as a troubled debt restructuring (“TDR”). The restructuring of a loan may include the transfer of real estate collateral, either through the pledge of additional properties by the borrower or through a transfer to the Bank in lieu of foreclosures.  Restructured loans may also include the borrower transferring to the Bank receivables from third parties, other assets, or an equity interest in the borrower in full or partial satisfaction of the loan, a modification of the loan terms, or a combination of the above.

As of December 31, 2011 there were 37 loans classified as TDR totaling $7,258,698. Of the 37 loans, 15 loans totaling $3,163,205 were performing while 22 loans totaling $4,095,493 were not performing. At December 31, 2010, the balance of TDR classified loans was $1,015,992, all of which were performing. All restructured loans resulted in either extended maturity or lowered rates and were included in the impaired loan balance.

Impaired loans - At December 31, 2011, we had impaired loans totaling $26,503,206 as compared to $19,301,570 at December 31, 2010.  Included in the impaired loans at December 31, 2011 were 15 borrowers that accounted for 71.61% of the total amount of the impaired loans at that date.  These loans were primarily commercial real estate loans located in coastal South Carolina.  Impaired loans, as a percentage of total loans, were 8.74% at December 31, 2011 as compared to 5.45% at December 31, 2010.

During 2011, the average investment in impaired loans was approximately $25,589,000 as compared to approximately $24,058,000 for 2010.  Impaired loans with a specific allocation of the allowance for loan losses totaled $8,557,659 and $10,131,000 at December 31, 2011 and 2010, respectively.  The amount of the specific allocation at December 31, 2011 and 2010 was $2,665,394 and $559,564, respectively.

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

Since December 31, 2010, total loans individually evaluated for impairment increased by approximately $7,201,000, with practically all of the increase being attributable to loans classified as nonresidential real estate mortgage loans.  Our impairment analysis was further supplemented by loan tracking based on geographic segmentation, with additional potential for impairment derived from loans secured by real estate in coastal markets that have been particularly hard hit by the economic downturn.   In many cases, the value of the newly impaired nonresidential real estate mortgage loans is equivalent to the volume of our reduced exposure to real estate construction loans.  As the volume of these impaired real estate construction loans, which are considered to be of higher risk based on the type and location of their related collateral than nonresidential real estate mortgage loans, has been reduced we believe that the overall risk of loss in our loan portfolio has decreased.

Other nonperforming assets – Other nonperforming assets consist of other real estate owned (“OREO”) that was acquired through foreclosure.  OREO is carried at fair market value minus estimated costs to sell. Current appraisals are obtained at time of foreclosure and write-downs, if any, charged to the allowance for loan losses as of the date of foreclosure.  On a regular basis, we reevaluate our OREO properties for impairment.  Along with gains and losses on disposal, expenses to maintain such assets and subsequent changes in the valuation allowance are included in other noninterest expense.

As of December 31, 2011, we had OREO properties totaling $22,135,924, geographically located in the following South Carolina areas - 81% in the Coastal area, 10% in the Columbia area and 9% in the Florence area.  The combined nature of these properties is 89% commercial and 11% residential and other.  While we are diligently trying to dispose of our OREO properties, the currently depressed real estate market affects our ability to do so in a timely manner without experiencing additional losses.  Additionally, there can be no assurance that these properties can be sold for their carrying values.

From December 31, 2010 to December 31, 2011, OREO increased significantly primarily due to the completion of two lengthy and large foreclosures. This anomaly is not expected to continue, with OREO projected to decrease slightly over the next fiscal year as outflows should outpace inflows. While OREO that consist of raw land continues to be slow to move, the majority of our OREO inventory with improvements is income producing. This cash flow helps offset direct costs such as taxes and insurance, while offsetting opportunity cost during marketing. During 2011 and 2010, income earned on OREO was $86,893 and $0, respectively.

OREO expense for the years ended December 31, 2011 and 2010 was $2,469,772 and $912,553.

Noninterest Income and Expense

Noninterest Income - The following table sets forth the primary components of noninterest income for the years ended December 31, 2011 and 2010.

(Dollars in thousands)	2011	2010
Service charges on deposit accounts	$1,822	$1,837
Gain on sale of mortgage loans	972	876
Income from bank owned life insurance	401	418
Other service charges, commissions and fee	853	679
Gain on sale of securities available-for-sale	516	803
Other income	283	283
Total noninterest income	$4,847	$4,896

For 2011 versus 2010, noninterest income decreased $49,313, or 1.01%. Comparing 2011 with 2010, gain on the sale of mortgage loans increased by $96,708. Because of the low mortgage rates in effect during the latter part of 2011, we experienced an increase in the volume of homeowners refinancing their existing mortgages. Also, other service charges, commissions and fees increased by $173,411 as a result of an increased debit card volume and a renegotiated vendor fee sharing agreement. However; these increases were offset by the decrease of $286,817 in our gain on sale of securities available-for-sale.

Noninterest Expense - The following table sets forth the primary components of noninterest expense for the years ended December 31, 2011 and 2010.

(Dollars in thousands)	2011	2010
Salaries and employee benefits	$8,986	$9,531
Net occupancy	1,480	1,504
Furniture and equipment	1,204	1,200
Advertising	240	245
Office supplies and printing	204	224
Computer supplies and software amortization	113	213
Telephone	274	257
Professional fees and services	1,026	1,412
Meetings and travel expenses	235	234
Supervisory fees and assessment	995	1,040
Debit and credit card expenses	481	435
Other real estate owned expenses	2,470	913
Mortgage loan expenses	1,091	403
Other	1,563	1,623
Total noninterest expense	$20,362	$19,234

Efficiency ratio	96.95%	94.27%

For the year ended December 31, 2011 and 2010, total noninterest expense totaled $20,362,465 and $19,234,431, respectively, equating to an increase of $1,128,034, or 5.86% for 2011 compared to 2010.

The primary reason for the increase in our noninterest expense for 2011 compared to 2010 periods is attributable to the increase in the following expense items:

1.	Expenses relating to our OREO for 2011 and 2010 were $2,469,772 and $912,533, respectively, which represents an increase of $1,557,219. Expenses related to OREO encompass maintenance costs, marketing costs, property taxes, and other professional services. The increase is attributable to a significant increase in the volume in other real estate owned. At December 31, 2011, our OREO totaled $22,135,931 compared to $14,669,051 at December 31, 2010.

2.	Mortgage loan expense was $688,124 higher for 2011, compared to 2010. This increase relates primarily to the cost of having to repurchase approximately $600,000 of mortgage loans during 2011 that had been previously sold. At December 31, 2011, we had a mortgage- buyback contingency reserve of $382,273. We believe this reserve is adequate for the potential of having to buy back previously sold mortgage loans as of December 31, 2011.

Income Tax Provision – For the year ended December 31, 2011, our income tax provision consists of a tax expense of $5,134,705 compared to a tax benefit of $1,439,719 for the year ended December 31, 2010. While we realized a loss before our income tax provision for the year ended December 31, 2011, the increase in our income tax expense for 2011 was the result of the increase in our deferred tax assets valuation allowance.  The allowance was increased by approximately $7,150,000, based on our evaluation of the probability of utilizing net operating losses in future periods to offset future earnings. Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence available, it is more likely than not that some or all of a deferred tax asset will not be realized.  At December 31, 2011, we determined that only approximately $2,150,000 of our deferred tax assets relating to continuing operations at that date will be realized in future periods only.

Earning Assets

Loans - Loans, including loans held for sale, are the largest category of earning assets and typically provide higher yields than the other types of earning assets. Associated with the higher loan yields are the inherent credit and liquidity risks which management attempts to control and counterbalance. Loans averaged $332,893,022 in 2011 compared $380,018,889 in 2010, a decrease of $47,125,867, or 12.40%. At December 31, 2011, total loans were $306,261,700 compared to $355,513,545 at December 31, 2010, a decrease of $49,251,845, or 13.85%. Excluding loans held for sale, loans were $303,398,403 at December 31, 2011 compared to $354,327,969 at December 31, 2010, which equated to a decrease of $50,929,566, or 14.37%. During 2011 we charged off loans totaling $4,570,202 and foreclosed on loans totaling $14,049,177, whereby the loan balances were transferred to other real estate owned. The remainder of this decrease is the result of the economic downturn in our markets and worldwide deleveraging that caused the volume of new loan customers and average loan balances carried by current customers to decrease.

The following table sets forth the composition of the loan portfolio, excluding loans held for sale, by category at the dates indicated and highlights the Company’s general emphasis on all types of lending.

Composition of Loan Portfolio

Expressed in dollars (in thousands)

December 31,	2011	2010	2009	2008	2007
Real estate
Construction	$43,320	$62,635	$77,567	$60,744	$65,432
Mortgage – residential	80,970	92,195	103,845	122,133	120,198
Mortgage - nonresidential	133,603	152,178	169,934	201,318	195,992
Total real estate loans	257,893	307,008	351,346	384,195	381,622
Commercial and industrial	36,465	40,857	45,887	70,878	67,772
Consumer	8,650	6,057	7,943	8,974	11,342
Other	390	406	1,452	4,943	7,402
Total loans	303,398	354,328	406,628	468,990	468,138
Allowance for loan losses	(7,743)	(6,271)	(9,801)	(8,224)	(5,271)
Net loans	$295,655	$348,057	$396,827	$460,766	$462,867

Expressed in percentages

December 31,	2011	2010	2009	2008	2007
Real estate
Construction	14.28%	17.68%	19.08%	12.95%	13.98%
Mortgage – residential	26.69	26.02	25.54	26.04	25.67
Mortgage - nonresidential	44.03	42.95	41.79	42.94	41.87
Total real estate loans	85.00	86.65	86.41	81.93	81.52
Commercial and industrial	12.02	11.53	11.28	15.11	14.48
Consumer	2.85	1.71	1.95	1.91	2.42
Other	0.13	0.11	0.36	1.05	1.58
Total loans	100.00%	100.00%	100.00%	100.00%	100.00%

Allowance for loan losses	2.55%	1.77%	2.41%	1.75%	1.13%

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

The largest component of our loan portfolio is real estate mortgage loans. At December 31, 2011, real estate mortgage loans totaled $214,573,253 and represented 70.72% of the total loan portfolio, compared to $244,372,920, or 68.97%, at December 31, 2010. This represents a decrease of $29,799,667, or 12.19%, from the December 31, 2010 balance.

Residential mortgage loans totaled $80,969,771 at December 31, 2011, and represented 26.69% of the total loan portfolio, compared to $92,194,602 and 26.02%, respectively, at December 31, 2010.  Residential real estate loans consist of first and second mortgages on single or multi-family residential dwellings.  Nonresidential mortgage loans, which include commercial loans and other loans secured by multi-family properties and farmland, totaled $133,603,482 at December 31, 2011, compared to $152,178,318 at December 31, 2010.  This represents a decrease of $18,574,836, or 12.21%, from the December 31, 2010 balance.

Real estate construction loans were $43,320,482 and $62,635,354 at December 31, 2011 and 2010, respectively, and represented 14.28% and 17.68% of the total loan portfolio, respectively.

Currently, the demand for all types of real estate loans in our market area is very weak, largely because of the general economic downturn that has affected many businesses and individuals in our market area.

Commercial and industrial loans decreased $4,391,197, or 10.75%, to $36,465,095 at December 31, 2011, from $40,856,292 at December 31, 2010. The decrease is mainly due to the economic downturn in our markets that caused the demand for these types of loans to decrease. At December 31, 2011 and 2010, commercial and industrial loans represented 12.02% and 11.53%, respectively, of the total loan portfolio.

Our loan portfolio is also comprised of consumer and other loans that totaled $9,039,573 and $6,463,403 at December 31, 2011 and 2010, respectively, and represented 2.98% and 1.82%, respectively, of the total loan portfolio.

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

The repayment of loans in the loan portfolio as they mature is also a source of liquidity for the Company. The following table sets forth the Company's loans maturing within specified intervals at December 31, 2011.

Loan Maturity Schedule and Sensitivity to Changes in Interest Rates

(Dollars in thousands)	One Year or Less	Over One Year Through Five Years	Over Five Years	Total
Commercial and industrial	$21,084	$15,381	$-	$36,465
Real estate	105,665	125,666	26,562	257,893
Consumer and other	4,014	4,584	442	9,040
	$130,763	$145,631	$27,004	$303,398
Loans maturing after one year with:
Fixed interest rates				$111,372
Floating interest rates				61,263
				$172,635

The information presented in the table above is based on the contractual maturities of the individual loans, including loans which may be subject to renewal at their contractual maturity. Renewal of such loans is subject to review and credit approval as well as modification of terms upon maturity. Consequently, we believe this treatment presents fairly the maturity and repricing structure of the loan portfolio.

Investment Securities - The investment securities portfolio is also a component of our total earning assets. Our investment securities portfolio consists of securities available-for-sale and nonmarketable equity securities.

Available-for-Sale Securities

Total securities available-for-sale averaged $87,326,051 and $112,117,438 in 2011 and 2010, respectively. This equates to a decrease of $24,791,387 or 22.11% for 2011 compared to 2010. At December 31, 2011, our investment in available-for sale securities was $84,534,318, which is $61,765, or 0.07%, higher than our investment of $84,472,553 in available-for-sale securities at December 31, 2010. This portfolio is primarily utilized to provide liquidity sources, flexibility, and balanced yielding assets to our balance sheet.

The amortized costs and the fair value of our securities available-for-sale at December 31, 2011 and December 31, 2010 are shown in the following table.

	December 31, 2011		December 31, 2010
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Government sponsored enterprises	$2,839,706	$3,024,945	$5,031	$5,178
Mortgage-backed securities	59,748,500	61,560,402	35,361,686	35,769,713
Municipal securities	19,084,899	19,937,971	49,804,336	48,657,162
Other	100,000	11,000	200,000	40,500
Total	$81,773,105	$84,534,318	$85,371,053	$84,472,553

At December 31, 2011, securities classified as available-for-sale are recorded at fair market value. At December 31, 2011, the only unrealized loss consisted of one individual security that had been in a continuous loss position for twelve months or more. We believe that the deterioration in value is attributable to changes in market interest rates and not in credit quality and consider this loss temporary. We do not intend to sell this security and it is more likely than not that we will not be required to sell this security before recovery of its amortized cost. We evaluate investment securities in a loss position based on length of impairment, severity of impairment and other factors.

Available-for-Sale Securities Maturity Distribution and Yields

	U.S Government Agencies and Corporations		Municipals		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield
Due within one year	$-	0.00%	$-	0.00%	$-	0.00%
Due after one year but within five years	-	0.00	4,519	4.00	4,519	4.00
Due after five years but within ten years	-	0.00	7,201	4.11	7,201	4.11
Due after ten years	3,025	4.14	8,218	4.22	11,243	4.20
Total securities (1)	$3,025	4.14%	$19,938	4.13%	$22,963	4.13%

(1)	Excludes mortgage-backed securities totaling $61,560,402 with a yield of 3.46% and other securities totaling $11,000.

Other attributes of the securities portfolio, including yields and maturities, are discussed above in “Net Interest Income-Interest Sensitivity Analysis.”

Nonmarketable Equity Securities – Nonmarketable equity securities are recorded at their original cost since no ready market exists for these securities. At December 31, 2011 and 2010, nonmarketable equity securities consisted of Federal Home Loan Bank and Community Bankers Bank stock, which are recorded at their original cost of $2,373,700 and $58,100, respectively and $4,299,200 and $58,100, respectively. These securities are held primarily as a pre-requisite for accessing liquidity sources provided by the issuers of these securities.

Interest-Bearing Deposits with Other Banks – At December 31, 2011 and 2010, interest-bearing deposits with other banks totaled $41,885,966 and $23,863,781, respectively. For the years 2011 and 2010, the average balance of these deposits was $30,278,389 and $38,122,738, respectively.

Deposits and Other Interest-Bearing Liabilities

Average interest-bearing liabilities decreased $79,797,676, or 16.08%, to $416,606,673 in 2011, from $496,404,349 in 2010.

Deposits - Average total deposits decreased $66,442,102 or 13.17%, to $438,086,729 in 2011, from $504,528,831 in 2010. At December 31, 2011, total deposits were $427,816,497 compared to $455,250,465 a year earlier, a decrease of $27,433,968, or 6.03%.

Average interest-bearing deposits decreased $72,334,725, or 15.71%, to $388,000,423 in 2011, from $460,335,148 in 2010. The average balance of non-interest bearing deposits increased $5,892,623, or 13.33%, to $50,086,306 in 2011, from $44,193,683 in 2010.

The following table sets forth the average balance amounts and the average rates paid by us for the years ended December 31, 2011 and 2010.

Deposits

	2011		2010
	Average Amount	Average Rate	Average Amount	Average Rate
Noninterest bearing demand deposits	$50,086,306	0.00%	$44,193,683	0.00%
Interest bearing demand deposits	39,010,399	0.45	38,848,507	0.50
Savings accounts	120,897,134	0.70	107,663,284	1.11
Time deposits	228,092,890	2.27	313,823,357	2.80
Total	$438,086,729	1.42%	$504,528,831	2.02%

Core deposits, which exclude time deposits of $100,000 or more, provide a relatively stable funding source for our loan portfolio and other earning assets. Our core deposits were $305,342,295 and $297,769,985 at December 31, 2011 and December 31, 2010, respectively. This equates to an increase in core deposits of $7,572,310, or 2.54%, which is the result of our continued focus to replace wholesale deposits and other borrowings with core deposits.

Included in time deposits $100,000 and over, at December 31, 2011 and December 31, 2010 are brokered time deposits of $90,860,000 and $111,929,000, respectively. In accordance with our asset/liability management strategy, we do not intend to renew or replace the outstanding brokered deposits at December 31, 2011, when they mature. In comparing December 31, 2011 with December 31, 2010, we have reduced our brokered time deposits by $21,069,000.

Deposits, and particularly core deposits, have been our primary source of funding and have enabled us to meet successfully both our short-term and long-term liquidity needs. We anticipate that such deposits will continue to be our primary source of funding in the future. Our loan-to-deposit ratio was 70.92% and 77.83% on December 31, 2011 and 2010, respectively.

The maturity distribution of our time deposits of $100,000 or more at December 31, 2011, is set forth in the following table:

(Dollars in Thousands)	Within Three Months	After Three Within One Year	After One Within Three Years	Greater Than Three Years	Total
Certificates of deposit of $100,000 or over	$11,764	$43,772	$57,572	$9,366	$122,474

Approximately 45.35% of our time deposits of $100,000 or more had scheduled maturities within one year. Large certificate of deposit customers tend to be extremely sensitive to interest rate levels, making these deposits less reliable sources of funding for liquidity planning purposes than core deposits. We expect most certificates of deposits with maturities less than one year to be renewed upon maturity. However, there is the possibility that some certificates may not be renewed. We believe that, should that occur, the impact would be minimal on our operations and liquidity due to the availability of other funding sources.

Other Borrowings - Other borrowings at December 31, 2011 and 2010, consist of the following:

	December 31,
	2011	2010
Securities sold under agreements to repurchase	$-	$476,522
Advances from Federal Home Loan Bank	13,000,000	13,000,000
Junior subordinated debentures	10,310,000	10,310,000

Securities sold under agreements to repurchase mature on a one to seven day basis. These agreements are secured by U.S. government agency securities. Advances from the Federal Home Loan Bank mature at different periods, as discussed in the footnotes to the financial statements, and are secured by our one to four family residential mortgage loans and our investment in the Federal Home Loan Bank stock. The junior subordinated debentures mature on November 23, 2035 and have an interest rate of LIBOR plus 1.83%.

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

The Company and the Bank were each considered to be “well capitalized” for regulatory purposes at December 31, 2011. The following table shows the regulatory capital ratios for the Company and the Bank at December 31, 2011.

Analysis of Capital and Capital Ratios

(Dollars in thousands)	Holding Company	Bank
Tier 1 capital	$49,566	$45,062
Tier 2 capital	4,614	4,608
Total qualifying capital	$54,180	$49,670
Risk-adjusted total assets (including off-balance sheet exposures)	$366,018	$365,482
Risk-based capital ratios:
Total risk-based capital ratio	14.80%	13.59%
Tier 1 risk-based capital ratio	13.54	12.33
Tier 1 leverage ratio	9.85	8.96

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

At December 31, 2011 we had issued commitments to extend credit of $34,523,727 and standby letters of credit of $1,595,656 through various types of commercial lending arrangements. These commitments included $30,331,795 of credits with variable interest rates.

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at December 31, 2011.

(Dollars in Thousands)	Within One Month	After One Through Three Months	After Three Through Twelve Months	Within One Year	Greater Than One Year	Total
Unused commitments to extend credit	$1,568	$23	$11,892	$13,483	$21,041	$34,524
Standby letters of credit	8	1,487	101	1,596	-	1,596
Totals	$1,576	$1,510	$11,993	$15,079	$21,041	$36,120

We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon the extension of credit, is based on its credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, premises, furniture and equipment, and commercial and residential real estate.

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

At December 31, 2011, our liquid assets, consisting of cash and cash equivalents amounted to $44.0 million, or 8.90% of total assets.  Our investment securities, excluding nonmarketable securities, at December 31, 2011 amounted to $84.5 million, or 17.08% of total assets.  Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner.  However, $17.4 million of these securities were pledged as collateral to secure public deposits and borrowings as of December 31, 2011.  At December 31, 2010, our liquid assets, consisting of cash and cash equivalents amounted to $25.7 million, or 4.84% of total assets.  Our investment securities, excluding nonmarketable securities, at December 31, 2010 amounted to $84.5 million, or 15.94% of total assets.  Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner.  However, $84.4 million of these securities were pledged as collateral to secure public deposits and borrowings as of December 31, 2010.

Our ability to maintain and expand our deposit base and borrowing capabilities serves as our primary source of liquidity.  For the near future, it is our intention to reduce the use of wholesale funding to fund loan demand.  We plan to meet our future cash needs through the liquidation of temporary investments, the generation of deposits, and from additional borrowings.  In addition, we will receive cash upon the maturity and sale of loans and the maturity of investment securities. At December 31, 2011, we had a $6.3 million unused line of credit with the Federal Reserve Bank and had sufficient unpledged securities that would have allowed us to borrow up to $67.2 million from the Federal Reserve Bank.  Also, as member of the Federal Home Loan Bank of Atlanta, (the “FHLB”) we can make applications for borrowings that can be made for leverage purposes.  The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the bank be pledged to secure any advances from the FHLB. We have an available line to borrow funds from the Federal Home Loan Bank up to 30% of the Bank’s total assets, which provide additional available funds of $153.5 million at December 31, 2011.  At December 31, 2011 the bank had $13.0 million outstanding in FHLB advances.  We believe that the sources described above will be sufficient to meet our future liquidity needs.

The Company is largely dependent upon dividends from the Bank as a source of cash.  The Bank MOU restricts the ability of the Bank to declare and pay dividends to the Company.  The Company MOU requires the Company to obtain approval of the Federal Reserve Bank prior to declaring dividends.  The Federal Reserve did not approve the Company’s request to pay dividends and interest payments relating to its outstanding classes of preferred stock and trust preferred securities due and payable in the fourth quarter of 2011 and the first quarter of 2012. As a result, these payments were not paid in the fourth quarter of 2011 and will not be paid in the first quarter of 2012. See “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Regulatory Matters” for additional information relating to the Company MOU.

Contractual Obligations

The following table provides payments due by period for various contractual obligations as of December 31, 2011:

(Dollars in Thousands)	Within One Year	After One Within Two Years	After Two Within Three Years	After Three Within Five Years	After Five Years	Total
Certificate accounts (1)	$127,752	$53,298	$17,872	$11,975	$-	$210,897
Short-term borrowings (2)	-	-	-	-	-	-
Long-term debt (3)	2,000	10,000	1,000	-	10,310	23,310
Purchases	-	-	-	-	-	-
Operating lease obligations (4)	374	295	302	604	5,443	7,018
Totals	$130,126	$63,593	$19,174	$12,579	$15,753	$241,225

(1)	Certificates of deposit give customers rights to early withdrawal. Early withdrawals may be subject to penalties. The penalty amount depends on the remaining time to maturity at the time of early withdrawal.
(2)	Short-term borrowings consist of securities sold under agreements to repurchase and a note payable. We expect securities repurchase agreements to be re-issued and, as such, do not necessarily represent an immediate need for cash.
(3)	Long term debt consists of Federal Home Loan Bank borrowings and junior subordinated debentures.
(4)	Operating lease obligations include lease obligations for existing and future property and non-cancelable lease commitments for equipment.

During 2011, our primary sources of cash were generated from the net decrease in loans of $32.9 million, proceeds of $40.8 million from the sale of securities available-for-sale, $5.4 million from the sale of other real estate owned and the net increase of $25.1 million in transactional deposits. Additionally, we generated $3.0 million from our operating activities. The primary uses of our cash resources were to reduce time deposits by $52.5 million and to purchase $44.6 million of available-for-sale securities. We believe that our overall liquidity sources are adequate to meet our operating needs in the ordinary course of our business.

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

Accounting and Financial Reporting Issues

We have adopted various accounting policies, which govern the application of accounting principles generally accepted in the United States in the preparation of its consolidated financial statements. The significant accounting policies are described in the footnotes to the financial statements at December 31, 2011 as filed in the Annual Report on Form 10-K. Certain accounting policies involve significant judgments and assumptions by management which have a material impact on the carrying value of certain assets and liabilities. We consider these accounting policies to be critical accounting policies. The judgments and assumptions used are based on historical experience and other factors, which management believes to be reasonable under the circumstances. Because of the nature of the judgments and assumptions made, actual results could differ from these judgments and estimates which could have a material impact on the carrying values of assets and liabilities and the results of operations.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. Management based this assessment on criteria for effective internal control over financial reporting described in "Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.” Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of the Board of Directors. Based on this assessment, management believes that First Reliance Bancshares, Inc. maintained effective internal control over financial reporting as of December 31, 2011.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

First Reliance Bancshares, Inc. and Subsidiary

Florence, South Carolina

We have audited the accompanying consolidated balance sheets of First Reliance Bancshares, Inc. and subsidiary (the "Company") as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in shareholders’ equity and comprehensive income (loss), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Reliance Bancshares, Inc. and subsidiary as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

                                                                /s/ Elliott Davis, LLC

Columbia, South Carolina

March 29, 2012

FIRST RELIANCE BANCSHARES, INC. AND SUBSIDIARY

Consolidated Balance Sheets

	December 31,
	2011	2010
Assets
Cash and cash equivalents:
Cash and due from banks	$2,134,864	$1,806,512
Interest-bearing deposits with other banks	41,885,966	23,863,781
Total cash and cash equivalents	44,020,830	25,670,293

Time deposits in other banks	100,373	100,000

Securities available-for-sale	84,534,318	84,472,553
Nonmarketable equity securities	2,431,800	4,357,300
Total investment securities	86,966,118	88,829,853

Mortgage loans held for sale	2,863,297	1,185,576

Loans receivable	303,398,403	354,327,969
Less allowance for loan losses	(7,743,470)	(6,271,045)
Loans, net	295,654,933	348,056,924
Premises, furniture and equipment, net	25,205,064	25,922,343
Accrued interest receivable	1,938,807	2,417,134
Other real estate owned	22,135,921	14,669,051
Cash surrender value life insurance	12,228,829	11,827,957
Other assets	3,852,250	11,415,794

Total assets	$494,966,422	$530,094,925

Liabilities and Shareholders’ Equity
Liabilities
Deposits
Noninterest-bearing transaction accounts	$52,299,017	$41,166,965
Interest-bearing transaction accounts	42,092,193	41,761,498
Savings	122,528,570	108,890,398
Time deposits $100,000 and over	122,474,202	157,480,480
Other time deposits	88,422,515	105,951,124
Total deposits	427,816,497	455,250,465
Securities sold under agreement to repurchase	-	476,522
Advances from Federal Home Loan Bank	13,000,000	13,000,000
Junior subordinated debentures	10,310,000	10,310,000
Accrued interest payable	317,678	547,222
Other liabilities	2,404,257	1,918,872
Total liabilities	453,848,432	481,503,081

Commitments and contingencies (Notes 4, and 15)

Shareholders’ Equity
Preferred stock, no par value, authorized 10,000,000 shares:
Series A cumulative perpetual preferred stock 15,349 shares issued and outstanding	14,925,265	14,730,721
Series B cumulative perpetual preferred stock 767 shares issued and outstanding	802,951	819,455
Series C cumulative mandatory convertible preferred stock 2,293 shares issued and outstanding	2,293,000	2,293,000
Common stock, $0.01 par value; 20,000,000 shares authorized, 4,084,400 and 4,115,903 shares issued and outstanding at December 31, 2011 and 2010, respectively	40,844	41,159
Capital surplus	27,992,485	28,140,094
Treasury stock, at cost, 13,245 and 12,632 shares at December 31, 2011 and 2010, respectively	(173,650)	(168,864)
Nonvested restricted stock	(320,196)	(679,264)
Retained earnings (deficit)	(6,304,429)	4,002,469
Accumulated other comprehensive income (loss)	1,861,720	(586,926)
Total shareholders’ equity	41,117,990	48,591,844
Total liabilities and shareholders’ equity	$494,966,422	$530,094,925

The accompanying notes are an integral part of the consolidated financial statements.

FIRST RELIANCE BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Operations

	For the years ended
	December 31,
	2011	2010
Interest income:
Loans, including fees	$19,895,558	$23,310,298
Investment securities:
Taxable	1,696,628	2,065,218
Tax exempt	1,491,140	2,443,492
Other interest income	101,682	127,464
Total	23,185,008	27,946,472

Interest expense:
Time deposits	5,175,743	5,635,754
Other deposits	1,024,185	4,548,939
Other interest expense	312,751	1,470,909
Total	6,512,679	11,655,602

Net interest income	16,672,329	16,290,870

Provision for loan losses	5,403,416	3,541,650

Net interest income after provision for loan losses	11,268,913	12,749,220

Noninterest income:
Service charges on deposit accounts	1,821,695	1,837,413
Gain on sale of mortgage loans	972,173	875,465
Income from bank owned life insurance	400,873	418,019
Other service charges, commissions, and fees	852,684	679,273
Gain on sale of available-for-sale securities	516,582	803,399
Other	283,135	282,886
Total	4,847,142	4,896,455

Noninterest expenses:
Salaries and benefits	8,986,480	9,531,164
Occupancy	1,480,073	1,503,716
Furniture and equipment related expenses	1,204,178	1,200,484
Other operating	8,691,734	6,999,067
Total	20,362,465	19,234,431

Loss before income taxes	(4,246,410)	(1,588,756)

Income tax expense (benefit)	5,134,705	(1,439,719)

Net loss	(9,381,115)	(149,037)

Preferred stock dividends accrued	996,990	953,293
Deemed dividends on preferred stock resulting from net accretion of discount and amortization of premium	178,040	178,040

Net loss available to common shareholders	$(10,556,145)	$(1,280,370)

Average common shares outstanding, basic	4,100,972	3,937,725
Average common shares outstanding, diluted	4,100,972	3,937,725

Loss per common share:
Basic	$(2.57)	$(0.32)
Diluted	(2.57)	(0.32)

The accompanying notes are an integral part of the consolidated financial statements.

FIRST RELIANCE BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income (Loss)

For the years ended December 31, 2011 and 2010

							Accumulated
							Other
					Nonvested	Retained	Comprehensive
	Preferred	Common	Capital	Treasury	Restricted	Earnings	Income
	Stock	Stock	Surplus	Stock	Stock	(Deficit)	(Loss)	Total
Balance, December 31, 2009	$15,372,136	$35,827	$26,181,576	$(163,936)	$(206,004)	$5,269,463	$(1,265,235)	$45,223,827

Issuance of Series C	2,293,000							2,293,000

Issuance of common stock net of issuance cost of $329,390		3,428	1,206,390					1,209,818

Net loss						(149,037)		(149,037)

Other comprehensive gain, net of tax expense of $340,213							678,309	678,309

Comprehensive income								529,272

Preferred Stock Dividend						(939,917)		(939,917)

Accretion of Series A Preferred stock discount	194,545					(194,545)		-

Amortization of Series B Preferred stock premium	(16,505)					16,505		-

Net Change in Restricted Stock		1,904	752,128		(473,260)			280,772

Purchase of treasury stock				(4,928)				(4,928)

Balance, December 31, 2010	17,843,176	41,159	28,140,094	(168,864)	(679,264)	4,002,469	(586,926)	48,591,844

Net loss						(9,381,115)		(9,381,115)

Other comprehensive gain, net of tax expense of $1,211,067							2,448,646	2,448,646

Comprehensive loss								(6,932,469)

Preferred Stock Dividend						(747,743)		(747,743)

Accretion of Series A Preferred stock discount	194,545					(194,545)		-

Amortization of Series B Preferred stock premium	(16,505)					16,505		-

Issuance Common Stock		9	2,361					2,370

Net Change in Restricted Stock		(324)	(149,970)		359,068			208,774

Purchase of treasury stock				(4,786)				(4,786)

Balance, December 31, 2011	$18,021,216	$40,844	$27,992,485	$(173,650)	$(320,196)	$(6,304,429)	$1,861,720	$41,117,990

The accompanying notes are an integral part of the consolidated financial statements.

FIRST RELIANCE BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

	For the years ended
	December 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(9,381,115)	$(149,037)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for loan losses	5,403,416	3,541,650
Depreciation and amortization expense	976,849	1,096,827
Impairment loss on available-for-sale securities	-	18,750
Gain on sales of securities available-for-sale	(516,582)	(803,399)
(Gain) loss on sale of other real estate owned	57,818	(505,708)
Discount accretion and premium amortization	203,409	288,105
Disbursements for mortgages held for sale	(40,110,158)	(36,398,717)
Proceeds from sales of mortgages held for sale	38,448,697	40,299,107
Net increase (decrease) in valuation allowance for loans held-for-sale	(16,260)	14,643
Write down of other real estate owned	1,104,255	202,662
Deferred income tax expense (benefit)	5,130,390	(2,058,113)
Decrease in interest receivable	478,327	243,896
Decrease in interest payable	(229,544)	(133,658)
Increase for cash surrender value of life insurance	(400,872)	(418,019)
Amortization of deferred compensation on restricted stock	208,774	280,772
Decrease in other assets	1,109,648	3,616,601
Increase (decrease) in other liabilities	485,385	(13,473)
Net cash provided by operating activities	2,952,437	9,122,889

Cash flows from investing activities:
Purchases of securities available-for-sale	(44,587,975)	(8,283,381)
Maturities of securities available-for-sale	7,691,841	6,642,821
Proceeds from sale of securities available-for-sale	40,807,256	40,631,817
Purchases of nonmarketable equity securities	-	(58,100)
Redemption of nonmarketable equity securities	1,925,500	512,900
Net (increase) decrease in time deposits in other banks	(373)	402,089
Net decrease in loans receivable	32,949,398	33,217,622
Purchases of premises, furniture and equipment	(147,132)	(339,157)
Improvements to other real estate owned	(6,987)	(180,475)
Proceeds from sale of other real estate owned	5,427,221	6,779,143
Net cash provided by investing activities	44,058,749	79,325,279

Cash flows from financing activities:
Net increase (decrease) in demand deposits, interest-bearing transaction accounts and savings accounts	25,100,919	(3,817,787)
Net decrease in certificates of deposit and other time deposits	(52,534,887)	(93,694,727)
Decreases in advances from Federal Home Loan Bank	-	(21,000,000)
Net decrease in securities sold under agreements to repurchase	(476,522)	(121,820)
Net proceeds from issuance of preferred stock	-	2,293,000
Preferred stock dividends paid	(747,743)	(939,917)
Net proceeds from issuance of common stock	2,370	1,209,818
Purchase of treasury stock	(4,786)	(4,928)
Net cash used by financing activities	(28,660,649)	(116,076,361)

Net increase (decrease) in cash and cash equivalents	18,350,537	(27,628,193)

Cash and cash equivalents, beginning of year	25,670,293	53,298,486

Cash and cash equivalents, end of year	$44,020,830	$25,670,293

Cash paid during the year for:
Income taxes	$8,000	$-
Interest	$6,742,223	$11,789,260

Supplemental noncash investing and financing activities:
Foreclosures on loans	$14,049,177	$12,010,459
Net change in valuation allowance for available-for-sale securities	$2,448,646	$678,309

The accompanying notes are an integral part of the consolidated financial statements.

Note to Consolidated Financial Statements

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

The Company makes loans to individuals and small businesses for various personal and commercial purposes primarily in Florence, Lexington, Charleston and Mount Pleasant, South Carolina. At December 31, 2011, the majority of the total loan portfolio was to borrowers from within these areas.

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

Nonmarketable Equity Securities - At December 31, 2011 and 2010, non-marketable equity securities consist of the following:

	December 31,
	2011	2010
Federal Home Loan Bank stock	$2,373,700	$4,299,200
Community Bankers Bank stock	58,100	58,100
Total	$2,431,800	$4,357,300

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

Cash Surrender Value of Life Insurance - Cash surrender value of life insurance represents the cash value of policies on certain current and former officers of the Company.

Residential Mortgage Origination Fees - Residential mortgage origination fees include fees from residential mortgage loans originated by the Company and subsequently sold in the secondary market. These fees are recognized as income at the time of the sale to the investor.

Income Taxes - Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the amount of taxable income and pretax financial income and between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. In addition, deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Interest and penalties related to income tax matters is recognized in income tax expense. The Company recorded a partial valuation allowance of $7,286,724 and $136,937 in 2011 and 2010, respectively.

Advertising Expense - Advertising and public relations costs are generally expensed as incurred. External costs incurred in producing media advertising are expensed the first time the advertising takes place. External costs relating to direct mailing costs are expended in the period in which the direct mailings are sent. Advertising and public relations costs of $239,952 and $245,039 were included in the Company's results of operations for 2011 and 2010, respectively.

Retirement Benefits - A trusteed retirement savings plan is sponsored by the Company and provides retirement benefits to substantially all officers and employees who meet certain age and service requirements. The plan includes a “salary reduction” feature pursuant to Section 401(k) of the Internal Revenue Code. In 2004, the Company converted the 401(k) plan to a 404(c) plan. The 404(c) plan changes investment alternatives to include the Company's stock. Under the plan and present policies, participants are permitted to make contributions up to 15% of their annual compensation. At its discretion, the Company can make matching contributions up to 6% of the participants’ compensation. The Company charged $130,533 and $127,325 to earnings for the retirement savings plan in 2011 and 2010, respectively.

During 2006, the Board of Directors approved a supplemental retirement plan for the directors and certain officers. These benefits are not qualified under the Internal Revenue Code and they are not funded. For 2011 and 2010 the supplemental retirement expense was $148,261 and $101,065, respectively. The current accrued but unfunded amount is $955,265 and $807,004 at December 31, 2011 and 2010, respectively. However, certain funding is provided informally and indirectly by bank owned life insurance policies. The cash surrender value of the life insurance policies is recorded as a separate line item in the accompanying consolidated balances sheets at $12,228,829 and $11,827,957 at December 31, 2011 and 2010, respectively.

The Company has split-dollar life insurance arrangements with certain of its officers. At both December 31, 2011 and 2010, the split-dollar liability relating to these arrangements totaled $245,220 and the related expense for 2011 and 2010 was $0 and $14,387, respectively.

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

Common Stock Owned by the 401(k) Plan and Employee Stock Ownership Plan (ESOP) - All shares held by the 401(k) and ESOP Plans, collectively referred to as the “404(c),” are treated as outstanding for purposes of computing earnings per share. 404(c) purchases and redemptions of the Company's common stock are at estimated fair value as determined by independent valuations. Dividends on 404(c) shares are charged to retained earnings. At December 31, 2011, the 404(c) owned 236,443 shares of the Company’s common stock with an estimated value of $447,598. At December 31, 2010, the 404(c) owned 191,474 shares of the Company’s common stock with an estimated value of $585,311. All of these shares were allocated. Contributions to the 404(c) in 2011 and 2010 were $130,533 and $127,325, respectively.

Loss Per Common Share - Basic earnings (loss) per common share represents income (loss) available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued by the Company relate to outstanding stock options and similar share-based compensation instruments and are determined using the treasury stock method (see Note 17). Due to operating losses, common stock equivalents are antidilutive and therefore basic and diluted loss per share are equal.

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

The components of other comprehensive income (loss) and related tax effects are as follows:

	Pre-tax	Tax	Net-of-tax
	Amount	Expense	Amount
For the Year Ended December 31, 2011:
Unrealized net gains on securities available-for-sale	$4,176,295	$(1,386,705)	$2,789,590
Less, reclassification adjustment for net gains in net income	516,582	(175,638)	340,944
	$3,659,713	$(1,211,067)	$2,448,646

For the Year Ended December 31, 2010:
Unrealized net gains on securities available-for-sale	$1,821,921	$(613,369)	$1,208,552
Less, reclassification adjustment for net gains in net income	803,399	(273,156)	530,243
	$1,018,522	$(340,213)	$678,309

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

Recently Issued Accounting Pronouncements - The following is a summary of recent authoritative pronouncements:

Disclosures about Troubled Debt Restructurings (“TDRs”) required by ASU 2010-20 were deferred by the Financial Accounting Standards Board (“FASB”) in ASU 2011-01 issued in January 2011. In April 2011 the FASB issued ASU 2011-02 to assist creditors with their determination of when a restructuring is a TDR. The determination is based on whether the restructuring constitutes a concession and whether the debtor is experiencing financial difficulties as both events must be present. Disclosures related to TDRs under ASU 2010-20 have been presented in Note 4.

The Comprehensive Income topic of the ASC was amended in June 2011. The amendment eliminates the option to present other comprehensive income as a part of the statement of changes in stockholders’ equity and requires consecutive presentation of the statement of net income and other comprehensive income. The amendments will be applicable to the Company on January 1, 2012 and will be applied retrospectively. In December 2011, the topic was further amended to defer the effective date of presenting reclassification adjustments from other comprehensive income to net income on the face of the financial statements. Companies should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect prior to the amendments while FASB redeliberates future requirements.

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

The Company is subject to the regulations of various governmental agencies (regulatory risk). These regulations can and do change significantly from period to period. The Company also undergoes periodic examinations by the regulatory agencies, which may subject it to further changes with respect to asset valuations, amounts of required loss allowances and operating restrictions from the regulators' judgments based on information available to them at the time of their examination.

Reclassifications - Certain captions and amounts in the 2010 consolidated financial statements were reclassified to conform with the 2011 presentation. The reclassifications did not have an impact on net loss or shareholders’ equity.

NOTE 2 - CASH AND DUE FROM BANKS

The Company is required to maintain balances with the Federal Reserve computed as a percentage of deposits. At December 31, 2011 and 2010, this requirement was $197,000. This requirement was met by vault cash and balances on deposit with the Federal Reserve.

NOTE 3 - INVESTMENT SECURITIES

The amortized cost and estimated fair values of securities available-for-sale were:

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
December 31, 2011
U.S. Government agencies	$2,839,706	$185,239	$-	$3,024,945
Mortgage-backed securities	59,748,500	1,816,651	4,749	61,560,402
Municipals	19,084,899	853,072	-	19,937,971
Other	100,000	-	89,000	11,000
	$81,773,105	$2,854,962	$93,749	$84,534,318

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
December 31, 2010
U.S. Government agencies	$5,031	$147	$-	$5,178
Mortgage-backed securities	35,361,686	408,027	-	35,769,713
Municipals	49,804,336	186,999	1,334,173	48,657,162
Other	200,000	-	159,500	40,500
	$85,371,053	$595,173	$1,493,673	$84,472,553

The following is a summary of maturities of securities available-for-sale as of December 31, 2011. The amortized cost and estimated fair values are based on the contractual maturity dates. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty.

	Amortized	Estimated
	Cost	Fair Value
Due after one year but within five years	$4,417,659	$4,518,533
Due after five years but within ten years	6,908,194	7,201,128
Due after ten years	10,598,752	11,243,255
	21,924,605	22,962,916
Mortgage-backed securities	59,748,500	61,560,402
Other	100,000	11,000
Total	$81,773,105	$84,534,318

The following table shows gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2011 and December 31, 2010.

	December 31, 2011		December 31, 2010
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses
Less Than 12 Months
Mortgage-backed securities	$5,085,963	$4,749	$-	$-
Municipals	-	-	30,472,741	1,047,688
	5,085,963	4,749	30,472,741	1,047,688
12 Months or More
Municipals	-	-	2,200,477	286,485
Other	11,000	89,000	40,500	159,500
	11,000	89,000	2,240,977	445,985
Total securities available-for-sale	$5,096,963	$93,749	$32,713,718	$1,493,673

At December 31, 2011, securities classified as available-for-sale are recorded at fair market value. At December 31, 2011, unrealized losses consisted of only one individual security that had been in a continuous loss position for twelve months or more. The Company believes that the deterioration in value is attributable to changes in market interest rates and not in credit quality and considers this loss temporary. The Company does not intend to sell this security and it is more likely than not that the Company will not be required to sell this security before recovery of its amortized cost. Management evaluates investment securities in a loss position based on length of impairment, severity of impairment and other factors.

During 2011 and 2010, gross proceeds from the sale of available-for-sale securities were $40,807,256 and $40,631,817, respectively. Gains on available-for-sale securities totaled $516,582 and $803,399 for 2011 and 2010, respectively.

At December 31, 2011 and 2010, investment securities with a par value of $16,392,173 and $84,057,998 and a fair market value of $17,368,901 and $84,432,053, respectively, were pledged as collateral to secure public deposits and borrowings.

NOTE 4 - LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

Major classifications of loans receivable are summarized as follows:

	December 31,
	2011	2010
Real estate loans:
Construction	$43,320,482	$62,635,354
Residential:
Residential 1-4 family	42,837,510	50,085,085
Multifamily	8,630,232	9,337,285
Second mortgages	4,503,752	4,782,583
Equity lines of credit	24,998,277	27,989,649
Total residential	80,969,771	92,194,602
Nonresidential	133,603,482	152,178,318
Total real estate loans	257,893,735	307,008,274
Commercial and industrial	36,465,095	40,856,292
Consumer	8,649,649	6,057,089
Other	389,924	406,314
Total loans	$303,398,403	$354,327,969

The Company has pledged certain loans as collateral to secure its borrowings from the Federal Home Loan Bank. The total of loans pledged was $35,976,783 and $44,940,440 at December 31, 2011 and 2010, respectively.

Loans sold with limited recourse are 1-4 family residential mortgages originated by the Company and sold to various other financial institutions. These loans are sold with the agreement that a loan may be returned to the Company within 90 days of purchase, or at any time in the event the Company fails to provide necessary documents related to the mortgages to the buyers, or if it makes false representations or warranties to the buyers. Loans sold under these agreements in 2011 totaled $34,230, 950. The Company uses the same credit policies in making loans held for sale as it does for on-balance-sheet instruments.

A summary of the allowance for loan losses for the years ended December 31, 2011 and 2010 is as follows:

	2011	2010
Beginning balance	$6,271,045	$9,800,746
Provision charged to operations	5,403,416	3,541,650
Recoveries on loans previously charged-off	639,211	3,323,380
Loans charged-off	(4,570,202)	(10,394,731)
Ending balance	$7,743,470	$6,271,045

The following is an analysis of the allowance for loan losses by class of loans for the years ended December 31, 2011 and 2010.

December 31, 2011

					Total
		Real Estate Loans			Real
(Dollars in Thousands)				Non-	Estate		Consumer
	Total	Construction	Residential	Residential	Loans	Commercial	and Other
Beginning balance	$6,271	$2,548	$1,730	$947	$5,225	$998	$48
Provisions	5,403	2,212	2,580	602	5,394	(9)	18
Recoveries	639	356	88	70	514	113	12
Charge-offs	(4,570)	(1,825)	(1,641)	(538)	(4,004)	(527)	(39)
Ending balance	$7,743	$3,291	$2,757	$1,081	$7,129	$575	$39

December 31, 2010

					Total
		Real Estate Loans			Real
(Dollars in Thousands)				Non-	Estate		Consumer
	Total	Construction	Residential	Residential	Loans	Commercial	and Other
Beginning balance	$9,801	$4,192	$2,773	$1,271	$8,236	$1,520	$45
Provisions	3,542	1,475	1,172	432	3,079	509	(46)
Recoveries	3,323	1,311	286	1,123	2,720	438	165
Charge-offs	(10,395)	(4,430)	(2,501)	(1,879)	(8,810)	(1,469)	(116)
Ending balance	$6,271	$2,548	$1,730	$947	$5,225	$998	$48

The following is a summary of loans evaluated for impairment individually and collectively, by class, for the years ended December 31, 2011 and 2010.

December 31, 2011

					Total
		Real Estate Loans			Real
(Dollars in Thousands)				Non-	Estate		Consumer
	Total	Construction	Residential	Residential	Loans	Commercial	and Other
Allowance
Evaluated for impairment Individually	$2,665	$1,782	$344	$471	$2,597	$55	$13
Collectively	5,078	1,509	2,413	610	4,532	520	26
Allowance for loan losses	$7,743	$3,291	$2,757	$1,081	$7,129	$575	$39

Total Loans
Evaluated for impairment Individually	$26,503	$8,618	$4,644	$11,895	$25,157	$1,299	$47
Collectively	276,895	34,702	76,326	121,708	232,736	35,166	8,993
Loans receivable	$303,398	$43,320	$80,970	$133,603	$257,893	$36,465	$9,040

December 31, 2010

					Total
		Real Estate Loans			Real
(Dollars in Thousands)				Non-	Estate		Consumer
	Total	Construction	Residential	Residential	Loans	Commercial	and Other
Allowance
Evaluated for impairment Individually	$560	$508	$41	$-	$549	$11	$-
Collectively	5,711	2,040	1,689	947	4,676	987	48
Allowance for loan losses	$6,271	$2,548	$1,730	$947	$5,225	$998	$48

Total Loans
Evaluated for impairment Individually	$19,302	$15,558	$1,903	$1,541	$19,002	$300	$-
Collectively	335,026	47,077	90,292	150,637	288,006	40,557	6,463
Loans receivable	$354,328	$62,635	$92,195	$152,178	$307,008	$40,857	$6,463

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

The following summarizes the Company’s impaired loans as of December 31, 2011.

		Unpaid		Average
(Dollars in Thousands)	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment
With no related allowance recorded:
Real estate
Construction	$3,308	$3,372	$-	$6,914
Residential	3,266	3,266	-	3,170
Nonresidential	10,276	10,642	-	6,892
Total real estate loans	16,850	17,280	-	16,976
Commercial	1,072	1,202	-	919
Consumer and other	24	24	-	23
	17,946	18,506	-	17,918

With an allowance recorded:
Real estate
Construction	5,310	6,370	1,782	6,039
Residential	1,378	1,659	344	705
Nonresidential	1,619	1,715	471	744
Total real estate loans	8,307	9,744	2,597	7,488
Commercial	227	227	55	178
Consumer and other	23	23	13	5
	8,557	9,994	2,665	7,671

Total
Real estate
Construction	8,618	9,742	1,782	12,953
Residential	4,644	4,925	344	3,875
Nonresidential	11,895	12,357	471	7,636
Total real estate loans	25,157	27,024	2,597	24,464
Commercial	1,299	1,429	55	1,097
Consumer and other	47	47	13	28
Total	$26,503	$28,500	$2,665	$25,589

The following summarizes the Company’s impaired loans as of December 31, 2010.

		Unpaid		Average
(Dollars in Thousands)	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment
With no related allowance recorded:
Real estate
Construction	$6,937	$8,115	$-	$7,823
Residential	613	962	-	1,139
Nonresidential	1,541	1,541	-	2,723
Total real estate loans	9,091	10,618	-	11,685
Commercial	80	145	-	152
Consumer and other	-	-	-	-
	9,171	10,763	-	11,837

With an allowance recorded:
Real estate
Construction	8,621	10,416	508	10,265
Residential	1,290	1,687	41	1,666
Nonresidential	-	-	-	-
Total real estate loans	9,911	12,103	549	11,931
Commercial	220	285	11	290
Consumer and other	-	-	-	-
	10,131	12,388	560	12,221

		Unpaid		Average
(Dollars in Thousands)	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment
Total
Real estate
Construction	15,558	18,531	508	18,088
Residential	1,903	2,649	41	2,805
Nonresidential	1,541	1,541	-	2,723
Total real estate loans	19,002	22,721	549	23,616
Commercial	300	430	11	442
Consumer and other	-	-	-	-
Total	$19,302	$23,151	$560	$24,058

Interest income on impaired loans, other than nonaccrual loans, is recognized on an accrual basis. Interest income on nonaccrual loans is recognized only as collected. During 2011 and 2010 interest income recognized on nonaccrual loans was $467,797 and $521,431, respectively. If the nonaccrual loans had been accruing interest at their original contracted rates, interest income related to these nonaccrual loans would have been $984,248 and $1,202,900 for 2011 and 2010, respectively.

A summary of current, past due and nonaccruing loans as of December 31, 2011 was as follows:

	Past Due	Past Due Over 90 days
(Dollars in Thousands)	30-89	and	Non-	Total		Total
	Days	Accruing	Accruing	Past Due	Current	Loans
Real estate
Construction	$420	$-	$8,194	$8,614	$34,706	$43,320
Residential	816	-	3,852	4,668	76,302	80,970
Nonresidential	5,640	328	9,437	15,405	118,198	133,603
Total real estate loans	6,876	328	21,483	28,687	229,206	257,893
Commercial	542	-	1,300	1,842	34,623	36,465
Consumer and other	38	-	2	40	9,000	9,040
Totals	$7,456	$328	$22,785	$30,569	$272,829	$303,398

A summary of current, past due and non-accruing loans as of December 31, 2010 was as follows:

	Past Due	Past Due Over 90 days
(Dollars in Thousands)	30-89		Non-	Total		Total
	Days	Accruing	Accruing	Past Due	Current	Loans
Real estate
Construction	$1,896	$1,546	$14,796	$18,238	$44,397	$62,635
Residential	1,102	-	3,310	4,412	87,783	92,195
Nonresidential	5,993	335	1,001	7,329	144,849	152,178
Total real estate loans	8,991	1,881	19,107	29,979	277,029	307,008
Commercial	776	29	753	1,558	39,299	40,857
Consumer and other	49	-	6	55	6,408	6,463
Totals	$9,816	$1,910	$19,866	$31,592	$322,736	$354,328

At December 31, 2011 and December 31, 2010 loans past due 90 days and still accruing interest totaled $327,899 and $1,910,413, respectively.

Loans totaling $22,784,773 and $19,866,061 were in nonaccruing status at December 31, 2011 and 2010, respectively. When the ultimate collectability of a nonaccrual loan principal is in doubt, wholly or partially, all cash receipts are applied to the principal. When this doubt does not exist, cash receipts are applied under the contractual terms of the loan agreement.

Included in the loan portfolio are particular loans that have been modified in order to maximize the collection of loan balances. If, for economic or legal reasons related to the customer’s financial difficulties, the Company grants a concession compared to the original terms and conditions on the loan, the modified loan is classified as a troubled debt restructuring (“TDR”).

During the third quarter of 2011, the Company adopted Accounting Standards Update (“ASU”) 2011-02, A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring (Topic 310), which modified guidance for identifying restructurings of receivables that constitute a TDR. As a result of adopting the provisions of ASU 2011-02, the Company assessed all loan modifications that occurred after December 31, 2010 for identification as TDRs.  After reassessing the loan portfolio at July 1, the Company did not identify any new TDRs.

As of December 31, 2011 there were 37 loans classified as TDR totaling $7,258,698. Of the 37 loans, 15 loans totaling $3,163,205 were performing while 22 loans totaling $4,095,493 were not performing. At December 31, 2010, the balance of TDR classified loans was $1,015,992, all of which were performing. All restructured loans resulted in either extended maturity or lowered rates and were included in the impaired loan balance.

The following table provides, by class, the number of loans modified in troubled debt restructurings during the year ended December 31, 2011.

			Unpaid
(Dollars in Thousands)	Number	Recorded	Principal
	of Loans	Investment	Balance
Extended maturity
Real estate –
Construction	3	$848	$913
Nonresidential	12	3,412	3,412
Commercial	1	29	29
Consumer and other	1	23	23
Total	17	4,312	4,377
Lower Rate
Real estate
Construction	1	420	420
Residential	5	832	832
Nonresidential	4	1,017	1,017
Commercial	2	99	99
Total	12	2,368	2,368
Totals	29	$6,680	$6,745

The following table provides the number of loans and leases modified in troubled debt restructurings during the previous 12 months which subsequently defaulted during the year ended December 31, 2011, as well as the recorded investments and unpaid principal balances as of December 31, 2011.

			Unpaid
(Dollars in Thousands)	Number	Recorded	Principal
	of Loans	Investment	Balance
Extended maturity
Real estate –
Construction	3	$848	$913
Nonresidential	8	1,312	1,678
Commercial	1	29	29
Total	12	2,189	2,620
Lower Rate
Real estate
Residential	5	832	832
Nonresidential	3	975	975
Commercial	2	99	99
Total	10	1,906	1,906
Totals	22	$4,095	$4,526

All loans modified in troubled debt restructurings are evaluated for impairment. The nature and extent of impairment of TDRs, including those which have experienced a subsequent default, are considered in determining an appropriate level of allowance for credit losses.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.

As of December 31, 2011, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

					Total
		Real Estate Loans			Real
(Dollars in Thousands)				Non-	Estate		Consumer
	Total	Construction	Residential	Residential	Loans	Commercial	and Other
Pass	$237,537	$26,767	$66,961	$103,120	$196,848	$31,811	$8,878
Special mention	32,444	6,719	6,623	17,655	30,997	1,356	91
Substandard	33,417	9,834	7,386	12,828	30,048	3,298	71
Doubtful	-	-	-	-	-	-	-
Totals	$303,398	$43,320	$80,970	$133,603	$257,893	$36,465	$9,040

As of December 31, 2010, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

					Total
		Real Estate Loans			Real
(Dollars in Thousands)				Non-	Estate		Consumer
	Total	Construction	Residential	Residential	Loans	Commercial	and Other
Pass	$270,154	$31,067	$76,299	$120,429	$227,795	$36,233	$6,126
Special mention	43,386	12,743	7,481	20,822	41,046	2,149	191
Substandard	40,788	18,825	8,415	10,927	38,167	2,475	146
Doubtful	-	-	-	-	-	-	-
Totals	$354,328	$62,635	$92,195	$152,178	$307,008	$40,857	$6,463

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

The following table summarizes the Company’s off-balance sheet financial instruments whose contract amounts represent credit risk:

	December 31,
	2011	2010
Commitments to extend credit	$34,523,727	$32,932,922
Standby letters of credit	1,595,656	2,102,497

The Company originates certain fixed rate residential mortgage loans and commits these loans for sale based on best efforts contracts. The commitments to originate fixed rate residential mortgage loans and the sales commitments are freestanding derivative instruments. At December 31, 2011 and 2010, the Company has no material embedded derivative instruments requiring separate accounting treatment. At December 31, 2011 and 2010, the amount of the forward sales commitments approximates the carrying value of the mortgage loans held for sale of $2,863,297 and $1,185,576, respectively. Sales commitments are to sell loans at par value and are generally funded within 60 days.

NOTE 5 - PREMISES, FURNITURE AND EQUIPMENT

Premises, furniture and equipment consisted of the following:

	December 31,
	2011	2010
Land	$10,832,561	$10,832,561
Buildings	13,696,055	13,692,555
Leasehold improvements	511,842	511,842
Furniture and equipment	5,572,598	5,536,543
Construction in progress	1,001,892	935,370
Total	31,614,948	31,508,871
Less, accumulated depreciation	6,409,884	5,586,528
Premises and equipment, net	$25,205,064	$25,922,343

Depreciation expense for the years ended December 31, 2011 and 2010 amounted to $864,411 and $886,250 respectively.

At December 31, 2011 and 2010, construction in progress consists mainly of architect fees and site work for potential new branches. As of December 31, 2011, there were no material commitments outstanding for the construction/or purchase of premises, furniture and equipment. Also, there were no material sales of premises, furniture or equipment during 2011 or 2010.

NOTE 6 - OTHER REAL ESTATE OWNED

Transactions in other real estate owned for the years ended December 31, 2011 and 2010 are summarized below:

	2011	2010
Beginning balance	$14,669,051	$8,954,214
Additions	14,049,177	12,010,459
Improvements made to properties	6,987	180,475
Sales	(5,485,039)	(6,273,435)
Write downs	(1,104,255)	(202,662)
Ending balance	$22,135,921	$14,669,051

A net loss of $57,818 and a net gain of $505,708 were recognized on the sale of other real estate owned for the years ended December 31, 2011 and 2010, respectively.

Other real estate owned expense for the years ended December 31, 2011 and 2010 was $2,469,772 and $912,553, respectively, which includes gains and losses on sales.

NOTE 7 - DEPOSITS

At December 31, 2011, the scheduled maturities of time deposits were as follows:

Maturing In	Amount
2012	$127,751,783
2013	53,298,329
2014	17,872,264
2015	11,575,292
2016	399,049
Total	$210,896,717

Included in total time deposits at December 31, 2011 and 2010 were brokered time deposits of $90,860,000 and $111,929,000, respectively.

NOTE 8 – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Total securities sold under agreements to repurchase at December 31, 2011 and 2012 was $0 and $476,522, respectively. These financial instruments generally mature on a one to thirty day basis. Under the terms of the repurchase agreement, the Company sells an interest in securities issued by United States Government agencies and agrees to repurchase the same securities the following business day. As of December 31, 2011 and 2010, the par value and market value of the securities pledged for the underlying agreements were $5,535,000 and $7,025,031, respectively, and $5,837,402 and $6,884,043, respectively.

NOTE 9 - ADVANCES FROM FEDERAL HOME LOAN BANK

Advances from the Federal Home Loan Bank consisted of the following:

	Interest	December 31,
	Rate	2011	2010
Fixed rate advances maturing:
October 1, 2012	0.63%	$2,000,000	$2,000,000
October 1, 2013	1.00%	10,000,000	10,000,000
October 1, 2014	2.93%	1,000,000	1,000,000
		$13,000,000	$13,000,000

Scheduled principal reductions of Federal Home Loan Bank advances as of December 31, 2011 are as follows:

Amount
2012	$2,000,000
2013	10,000,000
2014	1,000,000
Total	$13,000,000

At December 31, 2011 and 2010 the Company has pledged certain loans totaling $35,976,783 and $44,940,440, respectively, as collateral to secure its borrowings from the Federal Home Loan Bank. Investment securities with a par value of $4,862,173 and $34,607,968 and a fair market value of $5,221,298 and $35,769,713 were also pledged as collateral to secure the borrowings at December 31, 2011 and 2010, respectively. Additionally, the Company’s Federal Home Loan Bank stock is pledged to secure the borrowings.

NOTE 10 - Junior Subordinated Debentures

On June 30, 2005, the Trust (a non-consolidated affiliate) issued $10,000,000 in trust preferred securities with a maturity of November 23, 2035 and are redeemable by the Company. These securities had a fixed rate of 5.93% until August 23, 2010, at which time the rate was adjusted quarterly to the three-month LIBOR plus 1.83%, and are callable without penalty. In accordance with generally accepted accounting principles, the Trust has not been consolidated in these financial statements. The Company received from the trust the $10,000,000 proceeds from the issuance of the securities and the $310,000 initial proceeds from the capital investment in the Trust, and accordingly has shown the funds due to the trust as $10,310,000 junior subordinated debentures. Current regulations allow the entire amount of junior subordinated debentures to be included in the calculation of regulatory capital.

The Company MOU requires the Company to obtain approval of the Federal Reserve Bank prior to paying interest. The Federal Reserve did not approve the Company’s request to pay interest relating to its trust preferred securities due and payable in the fourth quarter of 2011 and the first quarter of 2012. As results, interest was not paid in the fourth quarter of 2011 and will not be paid in the first quarter of 2012. See Note 18 – Regulatory Matters – Memoranda of Understanding.

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

Common Stock – The following is a summary of the changes in common shares outstanding for the years ended December 31, 2011 and 2010.

	2011	2010
Common shares outstanding at beginning of the period	4,115,903	3,582,691
Issuance of common stock	942	342,875
Issuance of non-vested restricted shares	20,000	191,043
Forfeiture of restricted shares	(52,445)	(706)
Common shares outstanding at end of the period	4,084,400	4,115,903

Preferred Stock - The Company’s Articles of Incorporation authorizes the issuance of a class of 10,000,000 shares of preferred stock, having no par value. Subject to certain conditions, the Company’s Board of Directors is authorized to issue preferred stock without shareholders’ approval. Under the Articles of Incorporation, the Board is authorized to determine the terms of one or more series of preferred stock, including the preferences, rights, and limitations of each series.

On March 6, 2010, the Company completed a transaction with the United States Treasury (the “Treasury”) under the Troubled Asset Relief Program Capital Purchase Program (“TARP CPP”), which was amended by the enactment of the American Recovery and Reinvestment Act of 2009 on February 17, 2009.  Under the TARP CPP, the Company sold 15,349 shares of its Series A Cumulative Perpetual Preferred Stock.  In addition, the Treasury received a warrant to purchase 767 shares of the Company’s Series B Cumulative Perpetual Preferred Stock, which was immediately exercised by the Treasury for a nominal exercise price. The preferred shares issued to the Treasury qualify as Tier 1 capital for regulatory purposes.

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

Beginning with the payment date of December 1, 2011, the Company deferred dividend payments on the TARP preferred stock. Although the Company may defer dividend payments, the dividend is a cumulative dividend and failure to pay dividends for six dividend periods would trigger board appointment rights for the holder of the TARP stock.

The following is a summary of the accretion of the Series A Preferred Stock discount and the amortization of the Series B Preferred Stock premium for the years ended December 31, 2011 and 2010.

	2011	2010
Accretion of Series A Preferred Stock discount	$194,545	$194,545
Amortization of Series B Preferred Stock premium	(16,505)	(16,505)
Accretion net of amortization	$178,040	$178,040

The net amount of the accretion and amortization was treated as a deemed dividend to preferred shareholders in the computation of loss per share.

Restrictions on Shareholders’ Equity- South Carolina banking regulations restrict the amount of dividends that can be paid to shareholders. All of the Bank’s dividends to First Reliance Bancshares, Inc. are payable only from the undivided profits of the Bank. At December 31, 2011, the Bank had negative undivided profits of $897,078. The Bank is authorized to upstream 100% of net income in any calendar year without obtaining the prior approval of the SC State Board provided that the Bank received a composite CAMELS rating of one or two at the last Federal or State regulatory examination. Under Federal Reserve regulations, the amounts of loans or advances from the Bank to the parent company are also restricted. Please see “Management’s Discussion and Analysis – Liquidity Management and Capital Resources” appearing above for additional information on dividends.

NOTE 12- OTHER OPERATING EXPENSE

Other operating expenses are summarized below:

	December 31,
	2011	2010
Advertising	$239,952	$245,039
Office supplies and printing	204,410	223,811
Computer supplies and software amortization	113,415	213,137
Telephone	273,702	256,662
Professional fees and services	1,025,660	1,412,278
Meetings and travel expenses	234,734	234,099
Supervisory fees and assessments	995,634	1,040,523
Debit and credit card expenses	480,726	435,026
Other real estate owned expenses	2,469,772	912,553
Mortgage loan expenses	1,090,922	402,798
Other	1,562,807	1,623,141
Total	$8,691,734	$6,999,067

NOTE 13 - INCOME TAXES

Income tax expense for the years ended December 31, 2011 and 2010 is summarized as follows:

	2011	2010
Currently payable
Federal	$16,386	$618,394
State	-	-
Total current	16,386	618,394
Deferred income taxes	6,329,386	(1,717,900)
Total income tax benefit	$6,345,772	$(1,099,506)

	2011	2010
Income tax expense (benefit) is allocated as follows:
To continuing operations	$5,134,705	$(1,439,719)
To shareholders' equity	1,211,067	340,213
Total income tax benefit	$6,345,772	$(1,099,506)

The components of deferred tax assets and deferred tax liabilities are as follows:

	December 31,
	2011	2010
Deferred tax assets:
Allowance for loan losses	$2,632,780	$2,132,155
Net operating losses	4,158,211	2,919,860
Non-accrual interest	1,243,193	1,345,776
Unrealized loss on securities available for sale	-	311,574
Deferred compensation	592,624	491,393
Federal and state credits	464,005	452,125
Other real estate owned	305,240	-
Other	44,025	56,589
Gross deferred tax assets	9,440,078	7,709,472
Less, valuation allowance	(7,286,724)	(136,937)
Net deferred tax assets	2,153,354	7,572,535

Deferred tax liabilities:
Accumulated depreciation	539,784	533,235
Prepaid expenses	188,890	181,334
Unrealized gains on securities available for sale	899,493	-
Other	27,680	31,073
Total gross deferred tax liabilities	1,655,847	745,642
Net deferred tax asset recognized	$497,507	$6,826,893

Deferred tax assets represent the future tax benefit of deductible differences and, if it is more likely than not that a tax asset will not be realized, a valuation allowance is required to reduce the recorded deferred tax assets to net realizable value. After review of all positive and negative factors and potential tax planning strategies, as of December 31, 2011, management has recorded a partial valuance of $7,286,724. This is associated with deferred tax assets for South Carolina net operating losses determined to not be more likely than not to be realized as an offset of earnings in the future. During 2011, the valuation allowance increased by $7,149,787. Net deferred tax assets are included in other assets at December 31, 2011 and 2010.

The Company has federal net operating losses of $11,824,182 and $8,185,068 for the years ended December 31, 2011 and 2010, respectively. The Company has state net operating losses of $4,181,482 and $4,149,597 for the years ended December 31, 2011 and 2010, respectively.

A reconciliation between the income tax expense (benefit) and the amount computed by applying the federal statutory rate of 34% to income before income taxes for the years ended December 31, 2011 and 2010 follows:

	2011	2010
Tax expense (benefit) at statutory rate	$(1,443,779)	$(540,177)
State income tax, net of federal income tax benefit	(1,052)	(23,065)
Tax-exempt interest income	(506,988)	(830,787)
Disallowed interest expense	28,684	71,027
Life insurance surrender value	(136,297)	(142,127)
Valuation allowance	7,149,787	23,065
Other, net	44,350	2,345
	$5,134,705	$(1,439,719)

The Company had analyzed the tax positions taken or expected to be taken in its tax returns and concluded it has no liability related to uncertain tax positions. Tax returns for 2008 and subsequent years are subject to review by taxing authorities.

NOTE 14 - RELATED PARTY TRANSACTIONS

Certain parties (principally certain directors and executive officers of the Company, their immediate families and business interests) were loan customers of and had other transactions in the normal course of business with the Company. Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than the normal risk of collectability. As of December 31, 2011 and 2010, the Company had related party loans totaling $2,233,053 and $3,091,345, respectively. During 2011, $436,682 of advances were made to related parties and repayments totaled $1,294,974. As of December 31, 2011, all related party loans were current.

Deposits from directors and executive officers and their related interests totaled $1,102,081 and $1,288,082 at December 31, 2011 and 2010, respectively.

In 2011 there were no real estate commissions paid to a related party; however, in 2010 real estate commissions of $25,000 were paid to a director of the Company in the normal course of business.

NOTE 15 - COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, the Company may, from time to time, become a party to legal claims and disputes. At December 31, 2011, management and legal counsel are not aware of any pending or threatened litigation or unasserted claims or assessments that could result in losses, if any, that would be material to the consolidated financial statements.

The Company has entered into a number of operating leases for properties relating to its branch banking and mortgage operations. The leases have various initial terms and expire on various dates. The lease agreements generally provide that the Bank is responsible for ongoing repairs and maintenance, insurance and real estate taxes. The leases also provide for renewal options and certain scheduled increases in monthly lease payments. Rental expenses recorded under leases for the years ended December 31, 2011 and 2010 were $372,356 and $396,398, respectively.

The minimal future rental payments under non-cancelable operating leases having remaining terms in excess of one year, for each of the next five years in the aggregate are:

Amount
2012	$374,211
2013	295,266
2014	301,945
2015	301,945
2016	301,945
Thereafter	5,443,138
Total	$7,018,450

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

During 2011 and 2010, the Company issued 20,000 and 191,043 shares, respectively, of restricted stock pursuant to the 2006 Equity Incentive Plan.  The shares cliff vest in three years, and are fully vested in 2013 and 2012, respectively.  The weighted-average fair value per share of restricted stock issued during 2011 and 2010 was $2.20 and $3.99, respectively.  Compensation cost associated with the issuances was $44,000 and $762,302 for the years ended December 31, 2011 and 2010, respectively. During 2011 and 2010, 52,445 and 706 shares were forfeited having a weighted average price of $3.70 and $11.72, respectively. Shares vested in 2011 and 2010 were 10,897 and 3,154, respectively. Compensation cost amortized to expense for 2011 and 2010 was $208,774 and $280,772, respectively.

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

The SARs compensation expense for 2011 and 2010 was $49,222 and $74,445, respectively.

As of December 31, 2011, there was $205,089 of total unrecognized compensation cost related to nonvested SARs. The cost is expected to be recognized over a weighted-average period of 4.46 years.

A summary of the status of the Company’s SARs as of December 31, 2011 and 2010 is presented below.

	December31,
	2011		2010
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding at beginning of year	84,334	$14.95	89,293	$14.95
Forfeited	-		(4,959)	14.95
Outstanding at end of period	84,334	$14.95	84,334	$14.95

Subsequent to December 31, 2011, the Board of Directors cancelled all SARs. Current SARs holders were given a cash settlement totaling $37,500 in exchange for the cancellation. The SARs cancellation resulted in the removal of all accrued SARs expense and related unrecognized compensation costs. The cancellation also resulted in income of $569,693 from the reduction of SARs expense offset by an expense of the unamortized benefit of $188,178 and cash settlement of $37,500.

At December 31, 2011, there were 842,767 stock awards available for grant under the 2006 Equity Incentive Plan.

NOTE 17 - LOSS PER COMMON SHARE

Net loss available to common shareholders represents net loss adjusted for preferred dividends including dividends declared, accretions of discounts and amortization of premiums on preferred stock issuances and cumulative dividends related to the current dividend period that have not been declared as of period end.

The following is a summary of the loss per common share calculations for the years ended December 31, 2011 and 2010.

	2011	2010
Loss available to common shareholders
Net loss	$(9,381,115)	$(149,037)
Preferred stock dividends	996,990	953,293
Deemed dividends on preferred stock resulting from net accretion of discount and amortization of premium	178,040	178,040

Net loss available to common shareholders	$(10,556,145)	$(1,280,370)

Basic loss per common share:
Net loss available to common shareholders	$(10,556,145)	$(1,280,370)

Average common shares outstanding – basic	4,100,972	3,937,725

Basic loss per common share	$(2.57)	$(0.32)

Diluted loss per common share:
Net loss available to common shareholders	$(10,556,145)	$(1,280,370)

Average common shares outstanding – basic	4,100,972	3,937,725

Dilutive potential common shares	-	-

Average common shares outstanding – diluted	4,100,972	3,937,725

Diluted loss per common share	$(2.57)	$(0.32)

NOTE 18 - REGULATORY MATTERS

Capital Requirements - The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company’s and the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s and the Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk-weightings, and other factors.

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

The Company and the Bank are also required to maintain capital at a minimum level based on average assets (as defined), which is known as the leverage ratio. Only the strongest institutions are allowed to maintain capital at the minimum requirement of 3%. All others are subject to maintaining ratios at least 1% to 2% above the minimum.

As of the most recent regulatory examination, the Bank was deemed well-capitalized under the regulatory framework for prompt corrective action. To be categorized well-capitalized for regulatory purposes, the Bank must maintain total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events that management believes have changed the Bank’s categories. Additional information related to our capitalization and regulatory requirements is provided in “Management’s Discussion and Analysis – Capital” appearing above.

The following table summarizes the capital amounts and ratios of the Company and the Bank and the regulatory minimum requirements.

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(Dollars in Thousands)			Minimum		Minimum
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2011
The Company
Total capital (to risk-weighted assets)	$54,180	14.80%	$29,281	8.00%	$36,602	10.00%
Tier 1 capital (to risk-weighted assets)	49,566	13.54	14,641	4.00	21,961	6.00
Tier 1 capital (to average assets)	49,566	9.85	20,123	4.00	25,154	5.00

The Bank
Total capital (to risk-weighted assets)	$49,670	13.59%	$29,239	8.00%	$36,548	10.00%
Tier 1 capital (to risk-weighted assets)	45,062	12.33	14,619	4.00	21,929	6.00
Tier 1 capital (to average assets)	45,062	8.96	20,123	4.00	25,154	5.00

December 31, 2010
The Company
Total capital (to risk-weighted assets)	$60,811	14.59%	$33,343	8.00%	$ N/A	N/A
Tier 1 capital (to risk-weighted assets)	55,588	13.34	16,672	4.00	N/A	N/A
Tier 1 capital (to average assets)	55,588	9.99	22,264	4.00	N/A	N/A

The Bank
Total capital (to risk-weighted assets)	$55,041	13.13%	$33,545	8.00%	$41,932	10.00%
Tier 1 capital (to risk-weighted assets)	49,787	11.87	16,773	4.00	25,159	6.00
Tier 1 capital (to average assets)	49,787	8.94	22,264	4.00	27,830	5.00

Memoranda of Understanding - Following an examination of the Bank by the FDIC during the first quarter of 2010, the Bank’s Board of Directors agreed to enter into a Memorandum of Understanding (the “Bank MOU”) with the FDIC and SC State Board, that became effective August 19, 2010. Among other things, the Bank MOU provides for the Bank to (i) review and formulate objectives relative to liquidity and growth, including a reduction in reliance on volatile liabilities, (ii) formulate plans for the reduction and improvement in adversely classified assets, (iii) maintain a Tier 1 leverage capital ratio of 8% and continue to be “well capitalized” for regulatory purposes, (iv) continue to maintain an adequate allowance for loan and lease losses, (v) not pay any dividend to the Bank’s parent holding company without the approval of the regulators, (vi) review officer performance and consider additional staffing needs, and (vii) provide progress reports and submit various other information to the regulators.

In addition, on the basis of the same examination by the FDIC and the SC State Board, the Federal Reserve Bank of Richmond (the “Federal Reserve Bank”) requested that the Company enter into a separate Memorandum of Understanding (the “Company MOU”). The Company entered into the Company MOU in December 2010. While the Company MOU provides for many of the same measures as the Bank MOU, the regulatory commitments suggested by the Federal Reserve Bank require that the Company seek pre-approval prior to the payment of dividends or other interest payments relating to its securities.

As a result, until the Company is no longer subject to the Company MOU, it will be required to seek regulatory approval prior to paying scheduled dividends on its preferred stock and trust preferred securities, including the Series A Preferred Stock and Series B Preferred Stock issued to the Treasury as part of our participation in the TARP CPP, as well as the Series C Preferred Stock issued as part of a private offering earlier this year. This provision will also apply to the Company’s common stock, although, to date, the Company has not elected to pay a cash dividend on its shares of common stock. The Federal Reserve Bank approved the scheduled payment of dividends on the Company’s preferred stock and interest payments on the Company’s trust preferred securities for the first three quarters of 2011. The Federal Reserve Bank did not approve the Company’s request to pay dividends and interest payments relating to its outstanding classes of preferred stock and trust preferred securities due and payable in either the fourth quarter of 2011 or the first quarter of 2012. As a result, no assurance can be given as to the ability of the Company to obtain approval from the Federal Reserve Bank to resume the payment of such dividends and interest in future quarters while the Company MOU remains in effect.

In response to these regulatory matters, the Bank and the Company have taken various actions designed to address the issues raised in the MOUs and otherwise improve lending procedures and other conditions related to our operations. Among other actions, the Bank, in collaboration with the Company, formed a Loss Mitigation and Recovery Division staffed with experienced bankers who specifically handle non-performing and deteriorating assets, which are largely localized to coastal South Carolina. The Bank has also moved, under the supervision of its Special Risk Committee, to strengthen the Bank’s existing credit review process, aggressive risk review methodology, and conservative lending policies as part of a company-wide risk management assessment.

NOTE 19 - UNUSED LINES OF CREDIT

As of December 31, 2011, the Bank has a line of credit to borrow funds from the Federal Home Loan Bank of up to $153,460,000. At that date $13,000,000 had been drawn on the line. Additionally, an unused line of credit of $6,310,201 was available from the Federal Reserve. Both of these lines can be revoked at lender’s discretion.

NOTE 20 - FAIR VALUE MEASUREMENTS

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

Mortgage loans Held-for-Sale - The carrying amount of loans held for sale is a reasonable estimate of fair value.

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

The carrying values and estimated fair values of the Company’s financial instruments were as follows:

	December 31, 2011		December 31, 2010
	Carrying	Estimated Fair	Carrying	Estimated Fair
	Amount	Value	Amount	Value
Financial Assets:
Cash and due from banks	$2,134,864	$2,134,864	$1,806,512	$1,806,512
Interest-bearing deposits with other banks	41,885,966	41,885,966	23,863,781	23,863,781
Time deposits in other banks	100,373	100,373	100,000	100,000
Securities available-for-sale	84,534,318	84,534,318	84,472,553	84,472,553
Nonmarketable equity securities	2,431,800	2,431,800	4,357,300	4,357,300
Mortgage loans held for sale	2,863,297	2,863,297	1,185,576	1,185,576
Loans receivable	303,398,403	305,701,000	354,327,969	355,279,000
Accrued interest receivable	1,938,807	1,938,807	2,417,134	2,417,134

Financial Liabilities:
Demand deposit, interest-bearing transaction, and savings accounts	$216,919,780	$216,919,780	$191,818,861	$191,818,861
Certificates of deposit	210,896,717	215,293,000	263,431,604	266,448,000
Securities sold under agreements to repurchase	-	-	476,522	476,522
Advances from Federal Home Loan Bank	13,000,000	13,050,000	13,000,000	13,049,000
Junior subordinated debentures	10,310,000	10,310,000	10,310,000	10,310,000
Accrued interest payable	317,678	317,678	547,222	547,222

	Notional	Notional
	Amount	Amount
Off-Balance Sheet Financial Instruments:
Commitments to extend credit	$34,523,727	$32,932,922
Standby letters of credit	1,595,656	2,102,497

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

Mortgage loans held for sale – The fair value of loans held for sale is based on the fair value of the underlying collateral, net of estimated costs to sell, using the market prices which utilize projected assumptions potential investors would make and are classified as recurring Level 2.

Loans - The Company does not record loans at fair value on a recurring basis, however, from time to time, a loan is considered impaired and an allowance for loan loss is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan are considered impaired. Once a loan is identified as individually impaired, management measures impairment. The fair value of impaired loans is estimated using one of several methods, including the collateral value, market value of similar debt, enterprise value, liquidation value, and discounted cash flows. Those impaired loans not requiring a specific allowance represent loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At December 31, 2011 and December 31, 2010, substantially all of the impaired loans were evaluated based upon the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the loan as nonrecurring Level 3.

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

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis by level within the hierarchy.

	Total	Level 1	Level 2	Level 3
December 31, 2011
Available for-sale-securities:
U.S. Government agencies	$3,024,945	$-	$3,024,945	$-
Mortgage-backed securities	61,560,402	-	61,560,402	-
Municipals	19,937,971	-	19,937,971	-
Other	11,000	-	11,000	-
	84,534,318	-	84,534,318	-
Mortgage loans held for sale (1)	2,863,297	-	2,863,297	-
	$87,397,615	$-	$87,397,618	$-

	Total	Level 1	Level 2	Level 3

December 31, 2010
Available for-sale-securities:
U.S. Government agencies	$5,178	$-	$5,178	$-
Mortgage-backed securities	35,769,713	-	35,769,713	-
Municipals	48,657,162	-	48,657,162	-
Other	40,500	-	40,500	-
	$84,472,553	-	84,472,553	-
Mortgage loans held for sale (1)	1,185,576	-	1,185,576	-
	$85,658,129	$-	$85,658,129	$-

(1) Carried at the lower of cost or market.

There were no liabilities measured at fair value on a recurring basis at December 31, 2011 and December 31, 2010.

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  The following table presents the assets and liabilities measured at fair value on a nonrecurring basis as of December 31, 2011 and December 31, 2010, aggregated by level in the fair value hierarchy within which those measurements fall.

	Total	Level 1	Level 2	Level 3
December 31, 2011
Impaired loans receivable	$23,837,812	$-	$23,837,812	$-
Other real estate owned	22,135,921	-	22,135,921	-
	$45,973,733	$-	$45,973,733	$-

December 31, 2010
Impaired loans receivable	$18,742,006	$-	$18,742,006	$-
Other real estate owned	14,669,051	-	14,669,051	-
	$33,411,057	$-	$33,411,057	$-

There were no liabilities measured at fair value on a nonrecurring basis at December 31, 2011 and December 31, 2010.

Impaired loans which are measured for impairment using the fair value of collateral for collateral dependent loans, had a carrying value of $26,503,206 at December 31, 2011 with a valuation allowance of $2,665,394. Impaired loans had a carrying value of $19,301,570 at December 31, 2010, with a valuation allowance of $559,564.

Other real estate owned, which is measured at the lower of carrying or fair value less costs to sell, had a net carrying value of $22,135,921 and $14,669,051 at December 31, 2011 and 2010, respectively.  Write downs of other real estate owned for the years ended December 31, 2011 and 2010 were $1,104,255 and $202,662, respectively.

The Company has no assets or liabilities whose fair values are measured using level 3 inputs.

NOTE 21 - SUBSEQUENT EVENTS

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

NOTE 22 - FIRST RELIANCE BANCSHARES, INC. (PARENT COMPANY ONLY)

Condensed Balance Sheets

	December 31,
	2011	2010
Assets
Cash	$4,103,130	$5,039,248
Investment in banking subsidiary	46,942,967	53,199,116
Marketable investments	11,000	40,500
Nonmarketable investments	58,100	58,100
Land	3,959,268	3,959,268
Investment in trust	310,000	310,000
Other assets	3,648	539,526
Total assets	$55,388,113	$63,145,758
Liabilities
Note payable to banking subsidiary	$3,574,800	$3,771,163
Junior subordinated debentures	10,310,000	10,310,000
Other liabilities	385,323	472,751
Total liabilities	14,270,123	14,553,914
Shareholders’ equity	41,117,990	48,591,844
Total liabilities and shareholders’ equity	$55,388,113	$63,145,758

Condensed Statements of Operations

	For the years ended
	December 31,
	2011	2010
Income
Rental income from banking subsidiary	$360,000	$360,000
Other loss	(93,314)	(3,244)
Total Income	266,686	356,756

Expenses	522,848	1,282,631

Loss before income taxes and equity in undistributed loss of banking subsidiary	(256,162)	(925,876)

Equity in undistributed earnings (loss) of banking subsidiary	(8,625,030)	573,624

Net loss before income taxes	(8,881,192)	(352,252)

Income tax expense (benefit)	499,923	(203,215)

Net loss	$(9,381,115)	$(149,037)

Condensed Statements of Cash Flows

	For the years ended
	December 31,
	2011	2010
Cash flows from operating activities
Net loss	$(9,381,115)	$(149,037)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Impairment loss on available-for-sale securities	-	18,750
Loss on sale of investment securities	98,285	-
Amortization of deferred compensation on restricted stock	208,774	280,772
(Increase) decrease in other assets	535,878	(35,914)
Increase (decrease) in other liabilities	(78,163)	178,635
Equity in undistributed (earnings) loss of banking subsidiary	8,625,030	(573,624)
Net cash provided (used) by operating activities	8,689	(280,418)

	For the years ended
	December 31,
	2011	2010
Cash flows from (used) by investing activities
Purchase of nonmarketable investments	-	(58,100)
Proceeds from sale of investment securities	1,715	-
Net cash provided (used) by investing activities	1,715	(58,100)

Cash flows from financing activities
Payments of note payable to banking subsidiary	(196,363)	(190,617)
Proceeds from issuance of preferred stock	-	2,293,000
Net proceeds from issuance of common stock	2,370	1,209,818
Preferred stock dividends	(747,743)	(939,917)
Purchase of treasury stock	(4,786)	(4,928)
Net cash provided (used) by financing activities	(946,522)	2,367,356

Increase (decrease) in cash	(936,118)	2,028,838

Cash and cash equivalents, beginning of year	5,039,248	3,010,410

Cash and cash equivalents, ending of year	$4,103,130	$5,039,248

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls

As of the end of the period covered by this Annual Report on Form 10-K, our principal executive officer and principal financial officer have evaluated the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”). Disclosure Controls, as defined in Rule 13a-15(e) of the Exchange Act, are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer (“CEO”)and Chief Financial Officer (“CFO”) as appropriate to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.

Based on this assessment, management believes that First Reliance Bancshares, Inc. maintained effective internal control over financial reporting as of December 31, 2011.

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

ITEM 9B. OTHER INFORMATION

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The Company has adopted a Code of Ethics that applies to its principal executive, financial and accounting officers. The Code of Ethics has been posted to the Company’s website at www.firstreliance.com. A copy may also be obtained, without charge, upon written request addressed to First Reliance Bancshares, Inc., 2170 West Palmetto Street, Florence, South Carolina 29501, Attention: Corporate Secretary. The request may be delivered by letter to the address set forth above or by fax to the attention of the Company’s Corporate Secretary at (843) 656-3045.

The remaining information for this Item is included in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on June 21, 2012, under the headings “Proposal No. 1: Election of Directors”, “Security Ownership of Certain Beneficial Owners and Management,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” and are incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The responses to this Item are included in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on June 21, 2012, under the headings “Proposal: Election of Directors – Director Compensation” and “Executive Compensation” and are incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information regarding compensation plans under which equity securities of the Company are authorized for issuance. All data is presented as of December 31, 2011.

Equity Compensation Plan Table
	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	-	-	-
Equity compensation plans not approved by security holders	313,582	$4.02	602,453
Total	313,582	$4.02	602,453

Based on current economic conditions, the board and management, on August 19, 2010, agreed to cancel all remaining non-qualified option grants that had been previously granted to six employees in exchange for issuance of 67,081 restricted stock grants to these same six employees. These grants do not vest until April 15, 2013.

On January 19, 2006, the Board of Directors approved the First Reliance Bancshares, Inc. 2006 Equity Incentive Plan (the “2006 Plan”). The 2006 Plan provides that the Company may grant stock incentives to participants in the form of nonqualified stock options, dividend equivalent rights, phantom shares, stock appreciation rights, stock awards, and performance unit awards (each a “Stock Incentive”). The Company reserved up to 350,000 shares of the Company’s common stock for issuance pursuant to awards granted under the Plan. The 2006 Plan was amended in 2010 to increase the number of shares reserved for issuance thereunder to 950,000. This number of shares may change in the event of future stock dividends, stock splits, recapitalizations and similar events. If a Stock Incentive expires or terminates without being paid, exercised or otherwise settled, the shares subject to that Stock Incentive may again be available for awards under the 2006 Plan.

The additional responses to this Item are included in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on June 21, 2012, under the heading “Security Ownership of Certain Beneficial Owners and Management” and are incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The responses to this Item are included in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on June 21, 2012, under the headings “Related Party Transactions” and “Proposal: Election of Directors – Director Independence” and are incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The responses to this Item are included in the Company Proxy Statement for the Annual Meeting of Shareholders to be held on June 21, 2012, under the heading “Audit Committee Matters – Independent Registered Public Accounting Firm” and are incorporated herein by reference.

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

FIRST RELIANCE BANCSHARES, INC.

By:	/s/ F. R. Saunders, Jr.
F. R. Saunders, Jr.
President and Chief Executive Officer

Date:	March 29, 2012

Pursuant to the requirements of the Securities and Exchange Act of 1934, the report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 29, 2012.

Signature	Title

/S/ F.R. Saunders, Jr.	Director, President and Chief Executive Officer
F.R. Saunders, Jr.
(Principal Executive Officer)

/S/ Jeffery A. Paolucci	Director, Executive Vice President and Chief Financial Officer
Jeffrey A. Paolucci
(Principal Financial and Accounting Officer)

/S/ Leonard A. Hoogenboom	Chairman of the Board
Leonard A. Hoogenboom

/S/ John M. Jebaily	Director
John M. Jebaily

/S/ Andrew G. Kampiziones	Director
Andrew G. Kampiziones

/S/ James R. Lingle, Jr.	Director
James R. Lingle, Jr.

/S/ C. Dale Lusk	Director
C. Dale Lusk

/S/ Julius G. Parris	Director
Julius G. Parris

/S/ A. Dale Porter	Director
A. Dale Porter

/S/ Paul C. Saunders	Director
Paul C. Saunders

/S/ J. Munford Scott	Director
J. Munford Scott

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation, as amended, of First Reliance Bancshares, Inc. [1]
3.2	Articles of Amendment to the Articles of Incorporation authorizing a class of preferred stock. [2]
3.3	Articles of Amendment to the Articles of Incorporation establishing the terms of the Series A Preferred Stock and the Series B Preferred Stock. [2]
3.4	Articles of Amendment to the Articles of Incorporation establishing the terms of the Series C Preferred Stock. [3]
3.5	Bylaws of First Reliance Bancshares, Inc.
4.1	See Articles of Incorporation, as amended at Exhibit 3.1, 3.2 and 3.3 hereto and Bylaws at Exhibit 3.5 hereto.
4.2	Indenture between the Registrant and the Trustee. [4]
4.3	Guarantee Agreement. [4]
4.4	Amended and Restated Declaration. [4]
4.5	Form of Certificate for the Series A Preferred Stock. [2]
4.6	Form of Certificate for the Series B Preferred Stock. [2]
4.7	Warrant to Purchase up to 767.00767 shares of Series B Preferred Stock, dated March 6, 2009. [2]
10.1*	1999 First Reliance Bank Employee Stock Option Plan. [5]
10.2*	Amendment No. 1 to the 1999 First Reliance Bank Employee Stock Option Plan. [5]
10.3*	Amendment No. 2 to the 1999 First Reliance Bank Employee Stock Option Plan. [6]
10.4*	First Reliance Bancshares, Inc. 2003 Stock Incentive Plan. [7]
10.5*	First Reliance Bancshares, Inc. 2006 Equity Incentive Plan. [8]
10.6	Lease Agreement between SP Financial, LLC and First Reliance Bank. [8]
10.7*	Employment Agreement with F. R. Saunders, Jr., dated November 24, 2006. [9]
10.8*	Salary Continuation Agreement with F. R. Saunders, Jr., dated November 24, 2006. [9]
10.9*	Endorsement Split Dollar Agreement with F. R. Saunders, Jr., dated November 24, 2006. [9]
10.10*	Amended Supplemental Life Insurance Agreement with F. R. Saunders, Jr., dated December 28, 2007. [10]
10.11*	Employment Agreement with Jeffrey A. Paolucci, dated November 24, 2006. [9]
10.12*	Salary Continuation Agreement with Jeffrey A. Paolucci, dated November 24, 2006. [9]
10.13*	Endorsement Split Dollar Agreement with Jeffrey A. Paolucci, dated November 24, 2006. [9]
10.14*	Employment Agreement with Paul Saunders, dated November 24, 2006. [9]
10.15*	Salary Continuation Agreement with Paul Saunders, dated November 24, 2006. [9]
10.16*	Endorsement Split Dollar Agreement with Paul Saunders, dated November 24, 2006. [9]
10.17*	Form of Director Retirement Agreement, with Schedule. [9]
10.18*	Amended and Restated Employment Agreement with Dale Porter. [9]
10.19*	Employment Agreement with Thomas C. Ewart, Sr. [7]

1 Incorporated by reference to Quarterly Report on Form 10-Q, for the quarter ended June 30, 2010.

2 Incorporated by reference to Current Report on Form 8-K, dated March 10, 2009.

3 Incorporated by reference to Current Report on Form 8-K, dated May 28, 2010.

4 Incorporated by reference to Current Report on Form 8-K, dated July 1, 2005.

5 Incorporated by reference to Quarterly Report on Form 10-QSB, for the quarter ended March 31, 2002.

6 Incorporated by reference to Quarterly Report on Form 10-QSB, for the quarter ended June 30, 2002.

7 Incorporated by reference to Annual Report on Form 10-KSB for the year ended December 31, 2003.

8 Incorporated by reference to Annual Report on Form 10-KSB for the year ended December 31, 2005.

9 Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2006.

10 Incorporated by reference to Current Report on Form 8-K, dated December 28, 2007.

10.20	Letter Agreement, dated March 6, 2009, including Securities Purchase Agreement – Standard Terms, incorporated by reference therein, between the Company and the United States Department of the Treasury.[2]
10.21	Side Letter Agreement, dated March 6, 2009.[2]
10.22*	Form of Waiver.[2]
10.23*	Form of Senior Executive Officer Agreement.[2]
10.24*	2010 Amendment to First Reliance Bancshares, Inc. 2006 Equity Incentive Plan.
10.25*	2012 Amendment to First Reliance Bancshares, Inc. 2006 Equity Incentive Plan.
21.1	Subsidiaries of First Reliance Bancshares, Inc. [8]
23.1	Consent of Elliott Davis, LLC.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a).
32.1	Certification of Chief Executive and Financial Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Certification of Compliance with EESA Section 111 by Chief Executive Officer
99.2	Certification of Compliance with EESA Section 111 by Chief Financial Officer
101	Interactive Data File

*Indicates management contract or compensatory plan or arrangement.

-91-