Form 10-K/A
period 2011-12-31
FIRST RELIANCE BANCSHARES INC
filed 2012-05-14
CIK 1172102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

 AMENDMENT NO. 1 ON

FORM 10-K/A

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File No. 000-49757

FIRST RELIANCE BANCSHARES, INC.

(Exact Name of Registrant as Specified in its Charter)

South Carolina	80-0030931
(State of Incorporation)	(I.R.S. Employer Identification No.)

2170 W. Palmetto Street, Florence, SC	29501
(Address of Principal Executive Offices)	(Zip Code)

(843) 656-5000

(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

None.

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, $0.01 Par Value

 Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No   ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No   ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐          Accelerated filer  ☐          Non-accelerated filer  ☐          Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

The aggregate market value of the registrant’s outstanding common stock held by nonaffiliates of the registrant as of June 30, 2011 was approximately $7.4 million, based on the registrant’s closing sales price of $1.80 as reported on the Over-the Counter Bulletin Board on June 30, 2011. There were 4,084,400 shares of the registrant’s common stock outstanding as of May 4, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K (this “Amendment No. 1”) of First Reliance Bancshares, Inc. (the “Registrant”) amends the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 that was originally filed with the Securities and Exchange Commission (the “SEC”) on March 29, 2012 (the “Original Form 10-K”).

This Amendment No. 1 is being filed solely to include the information required in Part III (Items 10, 11, 12, 13 and 14) of Form 10-K that was previously omitted from the Original Form 10-K in reliance upon General Instruction G(3) to Form 10-K. General Instruction G(3) to Form 10-K allows such omitted information to be filed as an amendment to the Original Form 10-K or incorporated by reference from the Registrant’s definitive proxy statement which involves the election of directors not later than 120 days after the end of the fiscal year covered by the Original Form 10-K.

Because the Registrant’s definitive Proxy Statement for the 2012 Annual Meeting of Stockholders was unexpectedly not filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2011, the information required by Part III of Form 10-K cannot be incorporated by reference and therefore must be included as part of the Original Form 10-K. Accordingly, the Registrant is filing this Amendment No. 1 to include such omitted information as part of the Original Form 10-K.

Except as described in this explanatory note, no other information in the Original Form 10-K is being modified or amended by this Amendment No. 1, and this Amendment No. 1 does not otherwise reflect events occurring after March 29, 2012, which is the filing date of the Original Form 10-K. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Form 10-K and the Registrant’s other filings with the SEC. This Amendment No. 1 consists solely of the preceding cover page, this explanatory note, Part III (Items 10, 11, 12, 13 and 14), the signature page and the certifications required to be filed as exhibits to this Amendment No. 1.

ii

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information About Directors

First Reliance believes that its Board as a whole should encompass a range of talent, skill and expertise enabling it to provide sound guidance with respect to First Reliance’s operations and interests. In addition to considering a candidate’s background and accomplishments, candidates are reviewed in the context of the current composition of the Board and the evolving needs of our business.

The nominating committee seeks directors with strong reputations and experience in areas relevant to the strategy and operations of First Reliance’s business. Each director identified below holds or has held senior executive positions in relevant organizations and has operating experience that meets this objective, as described below. In these positions, they have also gained experience in core management skills, such as strategic and financial planning, corporate governance, risk management, and leadership development. Our nominating committee further believes that each of the directors has other key attributes that are important to an effective board: integrity and demonstrated high ethical standards; sound judgment; analytical skills; the ability to engage management and each other in a constructive and collaborative fashion; and the commitment to devote significant time and energy to service on the Board.

The table below shows the members of the Board of Directors of First Security as of May 4, 2012, their ages as of December 31, 2011, the year they first became a director and their business experience during the past five years. Director Andrew G. Kampiziones has announced his retirement from active service on the Company’s Board of Directors as of the Company’s upcoming Annual Meeting, which is to be held on Thursday, June 21, 2012; at that time, he will serve the Company as a Director Emeritus.

Name (Age)	Director Since	Position with First Security and Business Experience
Leonard A. Hoogenboom (68)	2001	Mr. Hoogenboom has been (i) Chairman of the Board and a director of the Bank since August 1999 and (ii) Chairman of the Board and a director of the Company since April 2001. Mr. Hoogenboom has been the owner and Chief Executive Officer of L. Hoogenboom CPA, a local CPA firm, since 1984. Mr. Hoogenboom has extensive local contacts and a wide variety of business experiences and community involvement.

John M. Jebaily (60)	2001	Mr. Jebaily has been a director of the Bank since August 1999 and a director of the Company since April 2001. Mr. Jebaily has been self-employed as a real estate agent in Florence since 1977. Mr. Jebaily also serves as the Chairman of the City of Florence Parks and Beautification Commission.

Andrew G. Kampiziones (80)	2001	Mr. Kampiziones has been a director of the Bank since August 1999 and a director of the Company since April 2001. Mr. Kampiziones has been the sole owner and President and Treasurer of Fairfax Development Corporation, a family-owned real estate development corporation, since December 1991. Mr. Kampiziones has also been a part-time professor at Francis Marion University since 1991 and a full-time teacher at Florence/Darlington Technical College since 1992. Mr. Kampiziones has been granted Director Emeritus status by the Board of Directors, effective upon his retirement. Mr. Kampiziones will be the first person associated with the Company to serve in that honorary position.

James R. Lingle, Jr. (58)	2011	Mr. Lingle has served as a director of the Company and the Bank since April 2011. Mr. Lingle currently serves as President and CEO of iFinancial Holdings Inc, a position he has held since December 2009. Prior to that date, Mr. Lingle served as the Director of Premium Funding for Interstate National Dealer Services, Inc., based in Uniondale, New York, where he formed a warranty finance company. In addition, from 1984 to 2008, Mr. Lingle served as President and CEO of Prime Rate Premium Finance Corporation, Inc., in Florence, South Carolina. Prime Rate Premium Finance Corporation, Inc., was acquired by BB&T in 1995.

C. Dale Lusk, MD (53)	2001	Dr. Lusk has been a director of the Bank since August 1999 and a director of the Company since April 2001. Dr. Lusk has been in the private practice of OB/GYN since 1993. He is currently a partner/owner in Advance Women’s Care, a local OB/GYN practice.

Name (Age)	Director Since	Position with First Security and Business Experience

Jeffrey A. Paolucci (42)	2003	Mr. Paolucci has been (i) a director of the Company and the Bank since May 1, 2003; (ii) Executive Vice President and Chief Financial Officer of the Company and the Bank since January 2009; and (iii) Senior Vice President and Chief Financial Officer of the Company and the Bank since September 2002. Prior to joining the Company and the Bank, Mr. Paolucci had been a bank examiner in the Columbia, South Carolina field office of the FDIC since 1993.

Julius G. “Cass” Parris (61)	2011	Mr. Parris has been a director of the Company and the Bank since October 2011. Mr. Parris has been engaged in the graphics and brand management industry throughout his entire career, and, in 2003, started his own graphics business, Focus Imaging, which was acquired by Southern Graphics Systems in 2009. Mr. Parris continues to manage large national clients for SGS as a Senior Account Executive and makes his home in Florence, South Carolina.

A. Dale Porter (61)	2001	Mr. Porter has been (i) VP & Senior Loan Administrator since December 2007; (ii) a director of the Bank since August 1999; and (iii) a director of the Company since April 2001. From June 2005 to December 2007, Mr. Porter served as Senior Branch Administrator for the Bank; from April 2004 to June 2005, Mr. Porter served as the Senior Deposit Operations Manager for the Bank; from September 2002 to April 2004, Mr. Porter served as Controller for the Bank; and from August 1999 to September 2002, Mr. Porter served as Executive Vice President, Chief Financial Officer and Secretary of the Bank. Prior to joining the Company and the Bank, Mr. Porter was Regional Support Specialist-Operational of the region of Centura Bank in South Carolina from the time Centura Bank acquired Pee Dee State Bank by merger in March 1998 until October 1998, when he resigned to organize the Bank. Mr. Porter was Cashier and a director of Pee Dee State Bank from January 1978 until March 1998 and was manager of data processing from February 1972 until January 1978.

F.R. Saunders, Jr. (51)	2001	Mr. Saunders has been (i) President, Chief Executive Officer and a director of the Bank since August 1999; (ii) a director of the Company since April 2001; and (iii) President and Chief Executive Officer of the Company since April 2001. Mr. Saunders was Senior Market Manager of the branch of Centura Bank in Florence, South Carolina from the time Centura Bank acquired Pee Dee State Bank by merger in March 1998 until November 1998, when he resigned to organize the Bank. Mr. Saunders was a Vice President and a director of Pee Dee State Bank from January 1990 until March 1998. Mr. Saunders is the brother of Paul C. Saunders, a director and a Senior Vice President of the Company.

Paul C. Saunders, Jr. (50)	2001	Mr. Saunders has been (i) Senior Vice President and a director of the Bank since August 1999; (ii) Senior Vice President and Assistant Secretary of the Company since April 2001; and (iii) a director of the Company since April 2001. Mr. Saunders was Financial Sales Officer of the branch of Centura Bank in Florence, South Carolina from the time Centura Bank acquired Pee Dee State Bank by merger in March 1998 until November 1998, when he resigned to organize the Bank. Mr. Saunders was a Vice President of Pee Dee State Bank from October 1987 until March 1998. Mr. Sanders is the brother of F.R. Saunders, Jr., a director and the President and Chief Executive Officer of the Company.

J. Munford Scott, Jr. (66)	2007	Mr. Scott has been a director of the Company and the Bank since January 2007. Mr. Scott serves as special counsel for the law firm Turner Padget Graham & Laney, P.A., a position he has held since December 2006. Prior to that date, he was the senior attorney and owner of Scott & Associates P.C. Attorneys at Law for over twenty years.

Information About Executive Officers

The table below shows the executive officers of First Reliance as of May 4, 2012, their ages as of December 31, 2011, and their business experience during the past five years.

Name (Age)	Officer Since	Position(s) with the Company and the Bank

Thomas C. Ewart, Sr. (62)	2003	Senior Vice President and Chief Banking Officer since January 2006. Mr. Ewart served as the Bank’s Chief Credit Officer from April 2003 until January 2006. Prior to joining the Bank, Mr. Ewart had been an area executive with Carolina First Bank, formerly known as Anchor Bank, for approximately seven years.

Jess A. Nance (57)	2006	Executive Vice President and Chief Credit Officer since January 2009; Senior Vice President and Chief Credit Officer since January 2006; Senior Vice President, Credit Administration since November 2004. Prior to joining the Bank, Mr. Nance had been President and CEO of Florence National Bank since July 1998.

Jeffrey A. Paolucci (42)	2002	Director of the Company and the Bank since May 2003; Executive Vice President and Chief Financial Officer of the Company and the Bank since January 2009; Senior Vice President and Chief Financial Officer of the Company and the Bank since September 2002. Prior to joining the Company and the Bank, Mr. Paolucci had been a bank examiner in the Columbia, South Carolina field office of the FDIC since 1993.

F.R. Saunders, Jr. (51)	1999	President, Chief Executive Officer and a director of the Bank since August 1999; a director of the Company since April 2001; and President and Chief Executive Officer of the Company since April 2001. Mr. Saunders is the brother of Paul C. Saunders, a director and a Senior Vice President of the Company.

Paul C. Saunders (50)	1999	Senior Vice President and a director of the Bank since August 1999; Senior Vice President and Assistant Secretary of the Company since April 2001; and a director of the Company since April 2001. Mr. Sanders is the brother of F.R. Saunders, Jr., a director and the President and Chief Executive Officer of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires First Reliance’s directors and executive officers, and persons who own more than 10% of First Reliance common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of First Reliance. Directors, executive officers and greater than 10% shareholders are required by regulation to furnish First Reliance with copies of all Section 16(a) reports they file. To our knowledge, based solely on a review of these reports and representations from our directors and officers, our directors and officers filed all reports required by Section 16(a), except for Director Parris, who was late filing a Form 3. In regard to beneficial owners of more than 10% of outstanding shares of common stock, we not aware that any person beneficially owns more than 10% of our common stock.

Code of Business Conduct and Ethics

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

Shareholder Proposals

To be included in First Reliance’s annual proxy statement, shareholder proposals not relating to the election of directors must also be received by the Company at least 120 days before the one-year anniversary of the mailing date for the prior year’s proxy statement. The Company’s Bylaws require that the shareholder’s proposal notice describe:

•	the proposal and the reason it is being brought before the meeting;

•	the shareholder’s name and address and the number of shares he or she beneficially owns; and

•	any material interest of the shareholder in the proposal.

Rule 14a-8 promulgated by the U.S. Securities and Exchange Commission (the “SEC”) provides additional information regarding the content and procedure applicable to the submission of shareholder proposals to be included in the Company’s proxy statement for its next annual meeting. To the fullest extent permitted by applicable law, the Board of Directors have the discretion to determine whether a shareholder’s proposal is a proper business matter. Accordingly, the Board may, if warranted under the circumstances, deny the shareholder’s request upon written notice to the shareholder stating its reason for such denial.

Audit/Corporate Governance Committee.

The Company’s Audit Committee consists of Leonard A. Hoogenboom, Andrew G. Kampiziones, James R. Lingle, Jr., J. Munford Scott, Jr., and C. Dale Lusk. The committee met five times in 2011. The Audit Committee recommends to the Bank’s and the Company’s Board of Directors the independent public accountants to be selected to audit the Bank’s and the Company’s annual financial statements and determines that all audits and exams required by law are performed fully, properly and in a timely fashion. The Audit Committee also evaluates internal accounting controls, reviews the adequacy of the internal audit budget, personnel and audit plan. The Board has determined that Mr. Hoogenboom is an “audit committee financial expert” as that term is defined in SEC regulations, and Mr. Hoogenboom has been determined to be an “independent” director by the Company’s Board of Directors. The Company’s and the Bank’s Board of Directors has adopted a written charter for the Audit Committee, which is available on our website, www.firstreliance.com.

Item 11.	Executive Compensation

Summary Compensation Table

The following table provides certain summary information concerning the annual and long-term compensation paid or accrued by the Company and its subsidiaries to or on behalf of the Company’s Chief Executive Officer and the two other most highly compensated executive officers of the Company who earned over $100,000 in total compensation for 2011.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)		Option Awards ($) (1)	All Other Compensation ($)		Total ($)
F.R. Saunders, Jr.	2011	282,000	—	0		21,313	138,203	(3)	441,516
President and Chief	2010	282,000	—	204,189	(2)	21,313	127,798	(4)	635,300
Executive Officer
Jeffrey A. Paolucci	2011	186,000	—	3,080	(9)	11,054	69,080	(6)	269,214
Executive Vice President and	2010	186,000	—	69,413	(5)	11,054	52,065	(7)	318,532
Chief Financial
Officer
Thomas C. Ewart, Sr.	2011	161,500	—	1,100	(10)	5,919	15,200	(8)	183,719
Senior Vice President and Chief Banking Officer

(1)	The assumptions made in the valuation of stock awards and option awards can be found in Notes 16 and 17 to the financial statements included in the Company’s Annual Report on Form 10-K for the year-ended December 31, 2011, which was filed with the SEC on March 29, 2012.

(2)	Includes 18,500 shares at $3.50 granted in 2010 in recognition of the Company’s performance during 2009; these restricted Stock Grants cliff vest on February 9, 2015, and are subject to management’s achievement of certain Company performance goals during 2010, 2011, 2012, 2013 and 2014 as determined by the Company’s Board of Directors. The remaining shares noted here were extended to replace stock options granted in 2003 and 2005. Although Mr. Saunders was entitled to equity incentive awards in 2011 for the Company’s performance in 2010, he declined those equity incentive awards.

(3)	For 2011, Mr. Saunders’s compensation included $93,212 for supplemental retirement benefits, $14,050 for board fees, $9,796 for disability insurance, $6,228 for 401(k) matching contributions, $5,048 for long-term care insurance, $5,381 for country club dues, $500 for a wellness benefit, a car allowance of $2,250, and $1,218 for life insurance.

(4)	For 2010, Mr. Saunders’s compensation included $83,725 for supplemental retirement benefits, $14,650 for board fees, $9,473 for disability insurance, $7,410 for 401(k) matching contributions, $5,044 for long-term care insurance, $4,528 for country club dues, $500 for a wellness benefit, a car allowance of $2,250, and $1,218 for life insurance.

(5)	Includes 10,500 shares at $3.50 granted in 2010 in recognition of the Company’s performance during 2009; these restricted Stock Grants cliff vest on February 9, 2015, and are subject to management’s achievement of certain Company performance goals during 2010, 2011, 2012, 2013 and 2014 as determined by the Company’s Board of Directors. The remaining shares were extended to replace stock options granted in 2003 and 2004.

(6)	For 2011, Mr. Paolucci’s compensation included $25,430 for supplemental retirement benefits, $10,600 for board fees, $5,044 for disability insurance, $2,917 for 401(k) matching contributions, $2,592 for long-term care insurance, $4,048 for country club dues, $500 for a wellness benefit, and $803 for life insurance.

(7)	For 2010, Mr. Paolucci’s compensation included $22,840 for supplemental retirement benefits, $11,050 for board fees, $3,315 for disability insurance, $4,276 for 401(k) matching contributions, $4,752 for long-term care insurance, $4,528 for country club dues, $500 for a wellness benefit, and $804 for life insurance.

(8)	For 2011, Mr. Ewart’s compensation included, $3,589 for 401(k) matching contributions, $4,529 for country club dues, and $698 for life insurance.

(9)	Comprises 1,400 shares at $2.20 granted in 2011 in recognition of the Company’s performance during 2010; these restricted Stock Grants cliff vest on April 25, 2016, and are subject to management’s achievement of certain Company performance goals during 2011, 2012, 2013, 2014 and 2015 as determined by the Company’s Board of Directors.

(10)	Comprises 500 shares at $2.20 granted in 2011 in recognition of the Company’s performance during 2010; these restricted Stock Grants cliff vest on April 25, 2016, and are subject to management’s achievement of certain Company performance goals during 2011, 2012, 2013, 2014 and 2015 as determined by the Company’s Board of Directors.

Executive Agreements

F.R. Saunders, Jr. and Jeffrey A. Paolucci. On November 24, 2006, First Reliance Bancshares, Inc. and its wholly-owned subsidiary, First Reliance Bank, entered into new employment agreements with F.R. Saunders, Jr., President and Chief Executive Officer of the Company and the Bank, and Jeffrey A. Paolucci, who is now the Executive Vice President and Chief Financial Officer of the Company and the Bank. The Bank also entered salary continuation agreements with Messrs. Saunders and Paolucci.

Each of the employment agreements provides for an initial three year term, which is automatically extended at the end of each month for one additional month unless the Bank’s Board of Directors determines that the term will not be extended. Once the Bank’s Board determines that the term will not be extended, the term is fixed at three years with no additional renewals. The employment agreements provided for an initial base salary for Mr. Saunders of $275,000 and for Mr. Paolucci of $165,000. Each executive’s salary is to be reviewed annually by the Company’s Board of Directors or the Board’s Compensation Committee, and will be increased to reflect cost of living increases and may be increased otherwise. As of December 31, 2010, Mr. Saunders’s and Mr. Paolucci’s annual base salaries remained unchanged from 2009. Please see the Summary Compensation Table appearing above for current salary information for each of Mr. Saunders and Mr. Paolucci.

The employment agreements provide that the Company will reimburse the executive for disability insurance that he maintains and will pay an additional amount to the executive to cover any state or federal income taxes associated with such reimbursement. The Company will also pay any initiation and membership assessments and dues in civic and social clubs of the executive’s choice, although the executive remains responsible for personal expenses for use of such clubs. The agreement with Mr. Saunders also provides that the Company will provide the use of an automobile for business and personal use. The agreements with the executives also provide that the Company will maintain a long-term care insurance policy for each executive that will be fully paid up by the time the executive turns age 65.

If an executive is terminated without Cause or the executive terminates employment for Good Reason (as both terms are defined in the agreements), the executive is entitled to continue to receive for the unexpired term of his agreement (a) his base salary in effect at employment termination and (b) an annual bonus equal to the bonus earned for the calendar year ended immediately before the year in which the employment termination occurs. Additionally, the Company will continue to provide the executive with medical benefits and continue to reimburse the executive for his disability insurance (including amounts to cover income taxes) until the earliest of (a) the executive becoming employed by the Company or another entity; (b) the executive turning 65; (c) the executive’s death; or (d) the remaining term of the agreement. The Company will also continue to pay the premiums on the long-term care insurance until the policy for the executive is fully paid up. At the Company’s option, it may pay a lump sum equal to the discounted cost of medical, disability, and long-term care (if applicable) coverage in lieu of continuing those benefits.

If an executive is terminated for Cause or the executive terminates employment other than for Good Reason, the executive is entitled to receive his base salary through the effective date of termination and any other benefits to which the executive may be entitled under the Company’s benefit plans and policies in effect on the date of termination.

If the executive’s employment is terminated because of disability, the executive is entitled to receive his base salary through the effective date of termination, any unpaid bonus or incentive compensation due to the executive for the preceding calendar year, any payments the executive is entitled to receive under the Company’s disability insurance program, and any other benefits to which the executive may be entitled under the Company’s benefit plans and policies in effect on the date of termination. Additionally, the Company will continue to provide the executive with medical benefits and continue to reimburse the executive for his disability insurance (including the additional amounts to cover income taxes) until the earliest of (a) the executive becoming employed by the Company or another entity; (b) the executive turning 65; (c) the executive’s death; or (d) the remaining term of the agreement. For Mr. Saunders and Mr. Paolucci, the Company will also continue to pay the premiums on the long-term care insurance until the policy for the executive is fully paid up. At the Company’s option, it may pay a lump sum equal to the discounted cost of medical, disability, and long-term care (if applicable) coverage in lieu of continuing those benefits.

Upon a Change in Control (as that term is defined in the agreement) of the Company, the Company will pay the executive a lump-sum payment in cash equal to three times the executive’s annual compensation, consisting of base salary as of the date of the Change in Control plus any bonus or incentive compensation earned in the prior calendar year. In addition, the executive will become fully vested in any non-qualified plan, program or arrangement in which the executive participates if the plan, program or arrangement does not address the effect of a change in control.

The Company will further be obligated to make a “gross-up” payment to cover any excise tax obligations under Section 280G of the Internal Revenue Code for excess parachute payments that arise as a result of the employment agreement and any other plan or agreement that applies to the executive. This gross-up payment includes an initial amount to cover the excise tax that will apply to the excess parachute payments, as well as the income and excise taxes that apply to the payment of the initial amount.

The employment agreements also provide, for a period of one year after termination of employment, a covenant not to solicit employees and not to compete within a 15-mile radius of any office of the Company. These obligations survive any termination of the agreements, but are waived upon a Change in Control of the Company. The agreements provide for the reimbursement of legal fees, if any, paid by the executives for the enforcement of the employment agreements after a Change in Control. The employment agreements also allow the executive to select a law firm of his choice to represent him.

The salary continuation agreements provide that each executive will be entitled, upon reaching age 65, to an annual benefit for Mr. Saunders of $321,842 and for Mr. Paolucci of $225,308. If the executive is terminated for Cause, the executive will not be entitled to any benefit under the salary continuation agreement. In the event the executive’s employment is terminated (other than for Cause) prior to reaching age 65 (including by reason of disability), the executive is entitled to receive the amount that fully amortizes the accrued balance existing immediately before the month in which the separation of service occurs beginning at age 65 for 15 years. If the executive dies prior to payment of all benefits, the executive’s beneficiary is entitled to a lump sum in cash equal to the accrued balance existing at the executive’s death.

In the event of a Change in Control of the Company prior to the executive reaching 65 or other separation of service, each executive is entitled to a lump sum payment equal to the expected accrual balance at age 65, not discounted to present value, of $3,144,289 for Mr. Saunders and $2,201,184 for Mr. Paolucci. If the Change in Control occurs during the payment of normal retirement age benefits, early termination benefits or a disability benefits, the executive is entitled to a lump-sum payment of any remaining salary continuation benefit.

The Company will further be obligated to make a “gross-up” payment to cover any excise tax obligations under Section 280G of the Internal Revenue Code for excess parachute payments that arise as a result of the salary continuation agreement and any other plan or agreement that applies to the executive. This gross-up payment includes an initial amount to cover the excise tax that will apply to the excess parachute payments, as well as the income and excise taxes that apply to the payment of the initial amount.

The salary continuation agreements provide for the reimbursement of legal fees, if any, paid by the executives for the enforcement of the salary continuation agreements after a Change in Control. The salary continuation agreements also allow the executive to select a law firm of his choice to represent him.

If the executive dies before separation of service, the executive is entitled to any benefits under the endorsement split dollar agreement with that executive. The endorsement split dollar agreement provides the executive with a benefit equal to the death benefit under the life insurance policy or policies maintained by the Company on the life of the executive, less the cash surrender value of the policy or policies.

Thomas C. Ewart, Sr. Thomas C. Ewart, Sr. has an employment agreement with the Bank providing for his employment by the Bank for a term of three years commencing on April 23, 2003, except that the agreement will be extended automatically for additional one-year periods unless a party gives the other party proper non-renewal notice. The employment agreement provided Mr. Ewart with an initial annual salary of $135,000, which has increased to $161,500 as of 2011, insurance coverage in the amount of at least two-times Mr. Ewart’s base salary, reimbursement of certain membership dues, a $25,000 unsecured line of credit, a secured $67,025 loan, stock options equal to at least $41,639 (which are subject to a pre-determined vesting schedule) and eligibility for annual bonus compensation to be set by the Bank.

Mr. Ewart’s employment agreement also provides that the Bank or Mr. Ewart may terminate the agreement at any time and for any reason. For a period of one-year after termination, Mr. Ewart will be subject to various non-solicitation and non-compete provisions of his agreement.

Participation in TARP Capital Purchase Program

On March 6, 2009, the Company issued 15,349 shares of our Series A Cumulative Perpetual Preferred Stock, and a warrant, which was immediately exercised for a nominal exercise price, to purchase up 767 shares of the Company’s Series B Cumulative Perpetual Preferred Stock to Treasury, as part of the CPP enacted as part of TARP, which was established by the Emergency Economic Stabilization Act of 2008 (“EESA”). The Company issued the shares of Series A Preferred Stock and the warrant for an aggregate purchase price of $15,349,000 in cash.

Pursuant to the Company’s participation in the CPP, the Company is required to comply with all EESA provisions, which include taking all necessary actions to ensure that its benefit plans with respect to its Senior Executive Officers comply with Section 111 of EESA. As of December 31, 2011, the Company’s Senior Executive Officers, which are defined by EESA to include the five most-highly compensated employees of the Company, are F.R. Saunders, Jr., President and Chief Executive Officer; Jeffrey A. Paolucci, Chief Financial Officer; Thomas C. Ewart, Chief Banking Officer; and George B. Brazell, Market President, and Richard N. McIntyre, Market President.

The American Recovery and Reinvestment Act of 2009 (the “ARRA”) retroactively amended the executive compensation provisions applicable to participants in the CPP. The ARRA executive compensation standards remain in effect during the period in which any obligation, arising from financial assistance provided under the CPP remains outstanding, excluding any period during which the Treasury holds only the warrant to purchase common shares of the Company (the “CPP Period”).

The executive compensation regulations, to which we are required to adhere as a result of our participation in the CPP, include, but are not limited to, the following:

•	prohibitions on payment or accrual of bonuses, retention awards and other incentive compensation to the Company’s most highly-compensated employee, excluding grants of restricted stock that do not fully vest during the CPP Period and do not have a value which exceeds one-third of the individual’s total annual compensation;

•	prohibitions on payments to our Senior Executive Officers and the next five most highly compensated employees for a departure from the Company, except for payments for services performed or benefits accrued;

•	recovery (“clawback”) of bonuses, retention awards and incentive compensation if the payment was based on materially inaccurate statements of earnings, revenues, gains or other criteria;

•	prohibition on compensation plans that encourage manipulation of reported earnings;

•	implementation of a company-wide policy regarding “excessive or luxury expenditures”;

•	retroactive review of bonuses, retention awards and other compensation previously paid to Senior Executive Officers, if such compensation is found by Treasury to be inconsistent with the purposes of TARP or otherwise contrary to public interest; and

•	a requirement that CPP recipients include in their proxy statements for annual shareholder meetings a non-binding “Say on Pay” shareholder vote on the compensation of executives as disclosed in the proxy statement.

The Company is currently in compliance with all TARP executive compensation standards promulgated by Treasury. In addition, Messrs. Saunders and Paolucci must certify to the Company’s compliance with such standards throughout 2011. The certification was delivered to Treasury and was filed as an exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, which was filed with the SEC on March 29, 2012. Such certification is required annually during the CPP Period no later than ninety days after the completion of our fiscal year. The Company intends to comply with all TARP executive compensation standards, and will work with its Senior Executive Officers to take such steps as it deems necessary to continue to comply with the standards and adopt policies and procedures consistent with the foregoing.

Outstanding Equity Awards at 2011 Fiscal Year End Table

The following table sets forth information at December 31, 2011, concerning outstanding awards previously granted to the Named Executive Officers.

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
F.R. Saunders, Jr.	—	13,021	(5)	—	14.85	1/19/2016	—	—	30,833	(1)	61,666
	—	17,904	(6)	—	15.00	1/19/2017	—	—	18,500	(2)	37,000
	—	—		—	—		—	—	28,457	(3)	56,914
	—	—		—	—		—	—
Jeffrey A. Paolucci	—	7,552	(5)	—	14.85	1/19/2016	—	—	6,838	(1)	13,676
	—	8,594	(6)	—	15.00	1/19/2017	—	—	10,500	(2)	21,000
	—	—		—	—		—	—	6,666	(3)	13,332
	—	—		—			—	—	1,400	(4)	2,800
Thomas C. Ewart, Sr.	—	5,664	(5)	—	14.85	1/19/2016	—	—	1,824	(1)	3,648
	—	3,200	(6)	—	15.00	1/19/2017	—	—	5,100	(2)	10,200
	—	—		—	—		—	—	1,735	(3)	3,470
									500	(4)	1,000

(1)	Restricted Stock Grants cliff vest at the end of three years on March 5, 2012; the market value of the shares of restricted stock that have not vested is based on the market value of the Company’s common stock as of year-end 2011, which was $2.00 per share as reported on the Over-the-Counter Bulletin Board. The awards are being expensed on a straight line basis in accordance with FAS 123R.

(2)	Restricted Stock Grants cliff vest at the end of five years on February 9, 2015, subject to management’s achievement of Company performance goals during 2010, 2011, 2012, 2013 and 2014 as determined by the Company’s Board of Directors; the market value of the shares of restricted stock that have not vested is based on the market value of the Company’s common stock as of year-end 2011, which was $2.00 per share as reported on the Over-the-Counter Bulletin Board. The awards are being expensed on a straight line basis in accordance with FAS 123R.

(3)	Restricted Stock Grants cliff vest at the end of three years on April 15, 2013; the market value of the shares of restricted stock that have not vested is based on the market value of the Company’s common stock as of year-end 2011, which was $2.00 per share as reported on the Over-the-Counter Bulletin Board. The awards are being expensed on a straight line basis in accordance with FAS 123R.

(4)	Restricted Stock Grants cliff vest at the end of five years on April 25, 2016, subject to management’s achievement of Company performance goals during 2011, 2012, 2013, 2014 and 2015, as determined by the Company’s Board of Directors; the market value of the shares of restricted stock that have not vested is based on the market value of the Company’s common stock as of year-end 2011, which was $2.00 per share as reported on the Over-the-Counter Bulletin Board. The awards are being expensed on a straight line basis in accordance with FAS 123R.

(5)	Stock Appreciation Rights cliff vest in 10 years on January 19, 2016.

(6)	Stock Appreciation Rights cliff vest in 10 years on January 19, 2017.

Director Compensation

2011 Director Compensation Table

The following table shows the total fees paid to each of our directors for their service for 2011:

Name(1)	Fees earned or paid in cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Comp Earnings ($)	All Other Compensation(2) ($)	Total ($)
Mr. Hoogenboom	27,050	—	—	—	—	11,521	38,571
Mr. Jebaily	15,550	—	—	—	—	—	15,550
Mr. Kampiziones	9,250	—	—	—	—	—	9,250
Mr. Lingle	7,767	—	—	—	—	—	7,767
Dr. Lusk	14,050	—	—	—	—	—	14,050
Mr. Parris(3)	*						*
Mr. Porter (4)	14,500	—	—	—	—	—	14,500
Mr. Paul Saunders (5)	10,750	—	—	—	—	—	10,750
Mr. Scott	16,750	—	—	—	—	—	16,750

(1)	Messrs. Paolucci and F.R. Saunders, Jr. are also Named Executive Officers of the Company and their compensation as directors is reported in the Summary Compensation table below.

(2)	Includes the 2011 expense related to the company vehicle for Mr. Hoogenboom.

(3)	Mr. Parris joined the Company’s Board of Directors on October 27, 2011; as such, he received limited compensation for his service during the fiscal year ended December 31, 2011.

(4)	Mr. Porter also receives compensation for services provided as an employee (non-executive officer) of the Company. The table reports only the additional compensation that Mr. Porter receives for services provided as a director.

(5)	Mr. Paul Saunders also receives compensation for services provided as an executive officer of the Company. The table reports only the additional compensation that Mr. Saunders receives for services provided as a director.

Director Fees. In 2011, the Company paid its directors an annual retainer fee of $3,500 ($8,500 for the Chairman of the Board) and an annual board member fee of $2,750. Audit and Loan Committee members were paid $3,000 each for the year, with the respective Chairmen receiving an additional $3,000 as retainer. Finance, Compensation, and Budget and Planning Committee members were paid $1,500 each for the year, with the respective Chairmen receiving an additional $1,500 as retainer. Members of other committees were paid $300 per meeting attended. Director fees are paid to both management and non-management directors. A total of $127,188 was paid in director fees during 2011.

Director Retirement Agreements. On December 19, 2006, the Bank entered into director retirement agreements with Messrs. Hoogenboom, Jebaily, Kampiziones, Lusk, Porter and Willis. Pursuant to the terms of the director retirement agreements, each director will be entitled to receive an annual benefit of $12,000 ($18,000 for Mr. Hoogenboom) if the director remains in active service to the Bank for seven years from the effective date of the agreements. If a director terminates service to the Bank prior to the vesting of his benefit under the director retirement agreements, the director is entitled to a lump sum cash payment equal to the accrued liability balance on the Bank’s books. Pursuant to an amendment to the Director Retirement Agreement, adopted by First Reliance Bank and Messrs. Hoogenboom, Jebaily, Kampiziones, Lusk, Porter and Willis, respectively, on April 15, 2010, each of the parties agreed that as of October 1, 2009, the Bank would have no further obligation to accrue for benefits payable to the Director. As a result of this amendment, the benefits payable to the Director pursuant to the retirement agreements are fixed as of September 30, 2009; pursuant to the amendment, Messrs. Jebaily, Kampiziones, Lusk, and Porter will be entitled to receive an annual benefit of $3,320 ($4,980 for Mr. Hoogenboom) upon the event of their respective retirements.

On December 19, 2006, the Bank also entered into endorsement split dollar agreements with Messrs. Hoogenboom, Jebaily, Kampiziones, Lusk and Porter, in connection with bank-owned life insurance, whereby each director may name a beneficiary who will be entitled to receive the lesser of (i) $50,000 or (ii) the total death proceeds of the insurance policy less its cash surrender value.

Company Vehicle. In January 2006, the Company agreed to provide the Chairman of the Board with the use of a company vehicle.

Compensation-Related Governance and Role of the Compensation Committee

The Company’s Compensation Committee consists of Andrew G. Kampiziones, Leonard A. Hoogenboom, John M. Jebaily and J. Munford Scott, Jr. None of these individuals is or has served as an executive officer of the Company. The committee met five times in 2011. The primary purpose of the Compensation Committee is to aid the Board of Directors in discharging its responsibilities relating to the compensation of the Company’s executive officers, including the Chief Executive Officer. The committee has overall responsibility for evaluating and approving the Company’s compensation plans, policies and programs. The committee (i) reviews and determines the annual compensation, including salary, bonus, incentive and other compensation of the Chief Executive Officer; (ii) approves corporate goals and objectives relevant to compensation of the Chief Executive Officer; (iii) evaluates performance in light of these goals and objectives, approves compensation in accordance therewith and provides a report thereon to the Board; (iv) reviews and makes recommendations to the Board with respect to incentive based compensation plans and equity based plans; (v) establishes criteria for the terms of awards granted to participants under such plans; (vi) recommends to the Board the compensation for directors (including retainer, committee and committee chair fees, stock options and other similar items, as appropriate); (vii) establishes and approves policies on employment agreements, severance arrangements and change in control agreements and provisions, as well as any special supplemental benefits; and (viii) retains outside counsel and other advisors as the committee may deem appropriate in its sole discretion.

The Committee frequently requests the Chief Executive Officer to be present at Committee meetings to discuss executive compensation and evaluate company and individual performance. Occasionally, other executives may attend a Committee meeting to provide pertinent financial or legal information. Executives in attendance may provide their insights and suggestions, but only the non-executive officers that compose the Committee may vote on decisions regarding changes in executive compensation. Although the Compensation Committee did consult with legal counsel during 2011 regarding its compensation plans, it did not utilize the services of dedicated compensation consultant in 2011.

Pursuant to First Reliance’s participation in the United States Department of the Treasury’s (“Treasury”) Troubled Asset Relief Program (“TARP”), Capital Purchase Program (“CPP”), the Compensation Committee must be comprised entirely of independent directors and is required to perform, at least every six months, a review of our incentive compensation programs with senior risk officers to (i) ensure that the programs do not encourage Senior Executive Officers (as defined in the CPP) to take unnecessary and excessive risks that threaten the value of the Company and (ii) identify and implement means of limiting such risks. The Compensation Committee is also required to discuss, evaluate and review, at least every six months, employee compensation plans to ensure that such plans do not encourage the manipulation of First Reliance’s reported earnings. Finally, the Compensation Committee is required to submit to Treasury and our primary federal regulator a narrative description of how such compensation plans do not encourage, among other items, behavior focused on short-term results rather than long-term value creation.

The Company’s and the Bank’s Board of Directors has adopted a written charter for the Compensation Committee. A copy of the Compensation Committee charter is available on our website, www.firstreliance.com.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Beneficial Ownership

The following table sets forth information regarding the beneficial ownership of our common stock as of May 4, 2012 by (1) each of our current directors and director nominees; (2) each of our named executive officers; (3) all of our present executive officers and directors as a group; and (4) each person or entity known to us to be the beneficial owner of more than five percent of our outstanding common stock, based on the most recent filings with the SEC and the information contained in those filings. Unless otherwise indicated, the address for each person included in the table is c/o First Reliance Bancshares, Inc., 2170 W. Palmetto Street, Florence, South Carolina 29501.

Information relating to beneficial ownership of our common stock is based upon “beneficial ownership” concepts described in the rules issued under the Securities Exchange Act of 1934, as amended. Under these rules a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of the security, or “investment power,” which includes the power to dispose or to direct the disposition of the security. Under the rules, more than one person may be deemed to be a beneficial owner of the same securities. A person is also deemed to be a beneficial owner of any security as to which that person has the right to acquire beneficial ownership within sixty (60) days from May 4, 2012.

Name of Beneficial Owner	Number of Shares Beneficially Owned (1)	Percentage	Manner in which Shares are Beneficially Owned(2)
Directors:
Leonard A. Hoogenboom	27,715	*	Includes 2,440 shares held by his spouse and 680 shares held as custodian for two grandchildren.
John M. Jebaily	15,480	*
Andrew G. Kampiziones	22,700	*
James R. Lingle, Jr.	1,700	*	Held by IRA.
C. Dale Lusk, MD	27,500	*
Julius G. Parris	0	*
Jeffrey A. Paolucci	48,777	1.19%	Includes 18,566 shares of unvested restricted stock and 2,734 shares held by his spouse.
A. Dale Porter	150,768	3.68%	Includes 808 shares of unvested restricted stock.
F.R. Saunders, Jr.	208,781	5.10%	Includes 60,584 shares of unvested restricted stock, 4,000 shares held by Mr. Saunders’ children, and 10,442 held by his spouse.
Paul C. Saunders	106,208	2.60%	Includes 34,859 shares of unvested restricted stock.
J. Munford Scott, Jr.	1,887	*	Includes 1,000 shares held by his IRA and 437 shares held by his spouse’s IRA
Non-Director Named Executive Officers:
Thomas C. Ewart, Sr.	24,653	*	Includes 8,659 shares of unvested restricted stock.
Jess A. Nance	12,495	*	Includes 3,725 shares held by his IRA and 7,760 shares of unvested restricted stock.
All Current Directors and Executive Officers, as a Group (13 persons):	648,664	15.83%
Other 5% Shareholders:
Service Capital Partners, LP, Service Capital Advisors, LLC, and Dory Wiley(3)	348,203	8.50%

*	Represents less than 1%.

(1)	Information relating to beneficial ownership of our common stock is based upon “beneficial ownership” concepts described in the rules issued under the Securities Exchange Act of 1934, as amended. Under these rules a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of the security, or “investment power,” which includes the power to dispose or to direct the disposition of the security. Under the rules, more than one person may be deemed to be a beneficial owner of the same securities. A person is also deemed to be a beneficial owner of any security as to which that person has the right to acquire beneficial ownership within sixty (60) days from March 31, 2012.

(2)	Some or all of the shares may be subject to margin accounts.

(3)	Address of principal business office is 1700 Pacific Avenue, Suite 2000, Dallas, Texas 75201.

The following table sets forth information regarding the beneficial ownership of our non-voting Series C Preferred Stock as of May 4, 2012 by (1) each of our current directors and director nominees; (2) each of our named executive officers; (3) all of our present executive officers and directors as a group; and (4) each person or entity known to us to be the beneficial owner of more than five percent of our outstanding common stock, based on the most recent filings with the SEC and the information contained in those filings. Unless otherwise indicated, the address for each person included in the table is c/o First Reliance Bancshares, Inc., 2170 W. Palmetto Street, Florence, South Carolina 29501.

Name of Beneficial Owner	Number of Shares Beneficially Owned (1)	Percentage	Manner in which Shares are Beneficially Owned(2)
Directors:
Leonard A. Hoogenboom	—	*
John M. Jebaily	—	*
Andrew G. Kampiziones	20	*
James R. Lingle, Jr.	—	*
C. Dale Lusk, MD	—	*
Jeffrey A. Paolucci	—	*
Julius G. Parris	—	*
A. Dale Porter	—	*
F.R. Saunders, Jr.	—	*
Paul C. Saunders	—	*
J. Munford Scott, Jr.	150	6.55%
Non-Director Named Executive Officers:
Thomas C. Ewart, Sr.	25	*
Jess A. Nance	10	*	Held by his IRA

All Current Directors and Executive Officers, as a Group (13 persons):	205	8.94%

Other 5% Shareholders:
Henry Moree	250	10.91%
Carolyn Phillips	119	5.19%

*	Represents less than 1%.

(1)	Information relating to beneficial ownership of our common stock is based upon “beneficial ownership” concepts described in the rules issued under the Securities Exchange Act of 1934, as amended. Under these rules a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of the security, or “investment power,” which includes the power to dispose or to direct the disposition of the security. Under the rules, more than one person may be deemed to be a beneficial owner of the same securities. A person is also deemed to be a beneficial owner of any security as to which that person has the right to acquire beneficial ownership within sixty (60) days from March 31, 2012.

(2)	Some or all of the shares may be subject to margin accounts; unless otherwise noted, the shares listed here are held directly by the beneficial owner.

Equity Compensation Plans

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

Based on current economic conditions, the board and management agreed to cancel all remaining non-qualified option grants that had been previously granted to six employees in exchange for issuance of 67,081 restricted stock grants to these same six employees. These grants do not vest until April 15, 2013.

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

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The Company and the Bank have banking and other business transactions in the ordinary course of business with directors and officers of the Company and the Bank and their affiliates, including members of their families, corporations, partnerships or other organizations in which such directors and officers have a controlling interest. These transactions take place on substantially the same terms as those prevailing at the same time for comparable transactions with unrelated parties.

The Company recognizes that related party transactions can present potential or actual conflicts of interest and create the appearance that the Company’s decisions are based on considerations other than the Company’s and its shareholders’ best interests. Therefore, the Board of Directors has adopted the following practices and procedures with respect to related party transactions.

For the purpose of the procedures, a “related party transaction” is a transaction in which the Company or the Bank participates and in which any related party has a direct or indirect material interest, other than transactions available to all employees or customers generally.

Under the Company’s procedures, any related party transaction must be reported to the Board of Directors and may be consummated or may continue only (i) if the Board of Directors approves or ratifies such transaction and if the transaction is on terms comparable to those that could be obtained in arms’-length dealings with an unrelated third party, (ii) if the transaction involves compensation that has been approved by Compensation Committee, or (iii) if the transaction has been approved by the disinterested members of the Board of Directors. The Board of Directors may approve or ratify the related party transaction only if the Board determines that, under all of the circumstances, the transaction is in the best interests of the Company.

The Bank has employed certain employees who are related to the Company’s Executive Officers and/or Directors. These individuals are compensated in accordance with the Bank’s policies that apply to all employees.

From time to time, the Bank will make loans to the directors and officers of the Company and the Bank and their affiliates. None of these loans are currently on nonaccrual, past due, restructured or potential problem loans. All such loans were: (i) made in the ordinary course of business; (ii) made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to the Bank; and (iii) did not involve more than the normal risk of collectability or present other unfavorable features.

Director Independence

The Board of Directors has determined that the following directors are independent pursuant to the independence standards of the Nasdaq Stock Market:

• Leonard A. Hoogenboom • James R. Lingle, Jr. • Julius G. Parris	• John M. Jebaily • C. Dale Lusk, MD • J. Munford Scott, Jr.

In determining that each director could exercise independent judgment in carrying out his or her responsibilities, the Board of Directors considered any transactions, relationships and arrangements between the Company or the Bank and the director and his family.

Item 14.	Principal Accountant Fees and Services

The following table shows the amounts paid by the Company to Elliott Davis, LLC for the last two fiscal years.

	2010	2011
Audit fees (1)	86,170	88,500
Audit-related fees (2)	33,000	36,040
Tax fees (3)	15,035	15,435
All other fees (4)
Total Fees	134,205	139,975

(1)	Audit fees consisted primarily of the audit of the Company’s annual consolidated financial statements, for reviews of the condensed consolidated financial statements included in the Company’s quarterly reports on Form 10-Q and for comfort letter procedures. These fees include amounts paid or expected to be paid for each respective year’s audit.

(2)	Audit-related fees consist primarily of limited consultations in assisting with the planning and documentation requirements for the Sarbanes-Oxley Act, for consultations regarding TARP Capital Purchase Program and for audit of the Company’s ESOP and Welfare Plans.

(3)	Tax fees represent the aggregate fees billed in each of the last two fiscal years for professional services rendered by Elliott Davis, LLC for preparation of federal and state income tax returns and assistance with tax estimates.

(4)	All other fees include preparation of Forms 5500.

The services provided by the Elliott Davis, LLC were pre-approved by the Audit Committee to the extent required under applicable law. The Audit Committee pre-approves all audit and allowable non-audit services, but does not have a specific pre-approval policy. The Audit Committee has determined that the rendering of non-audit professional services, as identified above, is compatible with maintaining the independence of the Company’s auditors.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

The following documents are filed as part of this report:

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934.*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934.*

* Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST RELIANCE BANCSHARES, INC.

By:	/s/ F. R. Saunders, Jr.
F. R. Saunders, Jr.
President and Chief Executive Officer

Date:	May 14, 2012

Pursuant to the requirements of the Securities and Exchange Act of 1934, the report has been signed by the following persons on behalf of the registrant and in the capacities indicated on May 14, 2012.

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
17

/S/ C. Dale Lusk	Director
C. Dale Lusk

/S/ Julius G. Parris	Director
Julius G. Parris

/S/ A. Dale Porter	Director
A. Dale Porter

/S/ Paul C. Saunders	Director
Paul C. Saunders

/S/ J. Munford Scott	Director
J. Munford Scott

