Form 10-Q
period 2012-03-31
FIRST RELIANCE BANCSHARES INC
filed 2012-05-15
CIK 1172102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012

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

4,096,774 shares of common stock, par value $0.01 per share, as of April 30, 2012

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes    ☐ No

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

FIRST RELIANCE BANCSHARES, INC.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2012	2011
	(Unaudited)	(Audited)
Assets
Cash and cash equivalents:
Cash and due from banks	$1,884,899	$2,134,864
Interest-bearing deposits with other banks	42,613,902	41,885,966
Total cash and cash equivalents	44,498,801	44,020,830

Time deposits in other banks	100,373	100,373

Securities available-for-sale	84,805,765	84,534,318
Nonmarketable equity securities	2,431,800	2,431,800
Total investment securities	87,237,565	86,966,118

Mortgage loans held for sale	4,154,498	2,863,297

Loans receivable	289,327,717	303,398,403
Less allowance for loan losses	(5,749,117)	(7,743,470)
Loans, net	283,578,600	295,654,933
Premises, furniture and equipment, net	25,114,170	25,205,064
Accrued interest receivable	1,631,872	1,938,807
Other real estate owned	23,812,698	22,135,921
Cash surrender value life insurance	12,323,377	12,228,829
Other assets	3,533,841	3,852,250

Total assets	$485,985,795	$494,966,422

Liabilities and Shareholders’ Equity
Liabilities
Deposits
Noninterest-bearing transaction accounts	$57,394,072	$52,299,017
Interest-bearing transaction accounts	48,049,354	42,092,193
Savings	117,257,031	122,528,570
Time deposits $100,000 and over	113,951,364	122,474,202
Other time deposits	77,612,074	88,422,515
Total deposits	414,263,895	427,816,497
Securities sold under agreement to repurchase	4,280,307	-
Advances from Federal Home Loan Bank	13,000,000	13,000,000
Junior subordinated debentures	10,310,000	10,310,000
Accrued interest payable	352,052	317,678
Other liabilities	2,300,314	2,404,257
Total liabilities	444,506,568	453,848,432

Shareholders’ Equity
Preferred stock, no par value, authorized 10,000,000 shares:
Series A cumulative perpetual preferred stock 15,349 shares issued and outstanding	14,973,769	14,925,265
Series B cumulative perpetual preferred stock 767 shares issued and outstanding	798,835	802,951
Series C cumulative mandatory convertible preferred stock 2,293 shares issued and outstanding	2,293,000	2,293,000
Common stock, $0.01 par value; 20,000,000 shares authorized, 4,096,774 and 4,084,400 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	40,968	40,844
Capital surplus	28,001,244	27,992,485
Treasury stock, at cost, 13,245 at March 31, 2012 and December 31, 2011	(173,941)	(173,650)
Nonvested restricted stock	(262,322)	(320,196)
Retained deficit	(5,970,329)	(6,304,429)
Accumulated other comprehensive income	1,778,003	1,861,720
Total shareholders’ equity	41,479,227	41,117,990

Total liabilities and shareholders’ equity	$485,985,795	$494,966,422

See notes to condensed consolidated financial statements

FIRST RELIANCE BANCSHARES, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	March 31,
	2012	2011
Interest income
Loans, including fees	$4,399,827	$5,070,274
Investment securities
Taxable	464,650	305,160
Nontaxable	196,991	534,457
Other interest income	27,880	24,063
Total	5,089,348	5,933,954
Interest expense
Time deposits	1,052,558	1,511,744
Other deposits	154,634	264,320
Other interest expense	128,653	78,585
Total	1,335,845	1,854,649

Net interest income	3,753,503	4,079,305

Provision for loan losses	600,000	241,114

Net interest income after provision for loan losses	3,153,503	3,838,191

Noninterest income
Service charges on deposit accounts	404,615	445,562
Gain on sale of mortgage loans	210,155	123,045
Income from bank owned life insurance	94,547	100,462
Other charges, commissions and fees	211,473	192,053
Gain on sale of securities available-for-sale	160,777	45,275
Other non-interest income	172,874	100,296
Total	1,254,441	1,006,693

Noninterest expenses
Salaries and benefits	1,748,895	2,376,045
Occupancy expense	357,767	377,196
Furniture and equipment expense	359,659	314,670
Other operating expenses	1,563,135	1,955,989
Total	4,029,456	5,023,900

Income (loss) before taxes	378,488	(179,016)

Income tax benefit	-	(293,686)

Net income	378,488	114,670

Preferred stock dividends	249,248	249,248

Deemed dividends on preferred stock resulting from net accretion of discount and amortization of premium	44,388	43,900

Net Income (loss) available to common shareholders	$84,852	$(178,478)

Average common shares outstanding, basic	4,085,855	4,110,477
Average common shares outstanding, diluted	4,299,572	4,110,477

Income (loss) per common share:
Basic	$0.02	$(0.04)
Diluted	0.02	(0.04)

See notes to condensed consolidated financial statements

FIRST RELIANCE BANCSHARES, INC.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended
	March 31,
	2012	2011

Net income from operations	$378,488	$114,670

Other Comprehensive income (loss), net of tax:
Unrealized holding gains on available-for-sale securities arising during period	22,396	187,813
Reclassification adjustment for gains realized in net income from operations	(106,113)	(29,881)

Other comprehensive income (loss)	(83,717)	157,932

Comprehensive income	$294,771	$272,602

See notes to condensed consolidated financial statements

FIRST RELIANCE BANCSHARES, INC.

Condensed Consolidated Statements of Shareholders’ Equity

For the Three Months Ended March 31, 2012 and 2011

(Unaudited)

							Accumulated
							Other
					Nonvested		Comprehensive
	Preferred	Common	Capital	Treasury	Restricted	Retained	Income
	Stock	Stock	Surplus	Stock	Stock	Earnings	(Loss)	Total
Balance, December 31, 2010	$17,843,176	$41,159	$28,140,094	$(168,864)	$(679,264)	$4,002,469	$(586,926)	$48,591,844

Net income						114,670		114,670

Other comprehensive gain, net of tax expense of $81,359							157,932	157,932

Preferred Stock Dividend						(249,248)		(249,248)

Accretion of Series A Preferred stock discount	47,970					(47,970)		-

Amortization of Series B Preferred stock premium	(4,070)					4,070		-

Issuance Common Stock		3	999					1,002

Net Change in Restricted Stock		(180)	(64,428)		122,977			58,369

Purchase of treasury stock				(184)				(184)

Balance, March 31, 2011	$17,887,076	$40,982	$28,076,665	$(169,048)	$(556,287)	$3,823,991	$(428,994)	$48,674,385

Balance, December 31, 2011	$18,021,216	$40,844	$27,992,485	$(173,650)	$(320,196)	$(6,304,429)	$1,861,720	$41,117,990

Net income						378,488		378,488

Other comprehensive loss, net of tax benefit of $43,127							(83,717)	(83,717)

Accretion of Series A Preferred stock discount	48,503					(48,503)		-

Amortization of Series B Preferred stock premium	(4,115)					4,115		-

Issuance Common Stock		8	993					1,001

Net Change in Restricted Stock		116	7,766		57,874			65,756

Purchase of treasury stock				(291)				(291)

Balance, March 31, 2012	$18,065,604	$40,968	$28,001,244	$(173,941)	$(262,322)	$(5,970,329)	$1,778,003	$41,479,227

See notes to condensed consolidated financial statements

FIRST RELIANCE BANCSHARES, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,
	2012	2011

Cash flows from operating activities:
Net income	$378,488	$114,670
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	600,000	241,114
Depreciation and amortization expense	230,174	240,324
Gain on sale of securities available-for-sale	(160,777)	(45,275)
Loss on sale of other real estate owned	83,388	43,444
Discount accretion and premium amortization	58,536	53,914
Disbursements for mortgage loans held for sale	(14,601,616)	(3,941,849)
Proceeds from sale of mortgage loans held for sale	13,310,415	4,153,948
Decrease in interest receivable	306,935	323,518
Increase (decrease) in interest payable	34,374	(76,094)
Increase for cash surrender value of life insurance	(94,548)	(100,461)
Amortization of deferred compensation on restricted stock	65,756	58,369
Decrease in other assets	332,691	212,845
Increase (decrease) in other liabilities	(103,943)	128,714
Net cash provided by operating activities	439,873	1,407,181

Cash flows from investing activities:
Net decrease in loans receivable	7,634,794	8,195,744
Purchases of securities available-for-sale	(8,067,478)	(11,148,751)
Maturities of securities available-for-sale	2,808,663	1,591,694
Sales of securities available-for-sale	4,962,766	10,521,731
Sales of other real estate owned	2,081,374	1,160,600
Purchases of premises and equipment	(110,436)	(67,408)
Net cash provided by investing activities	9,309,683	10,253,610

Cash flows from financing activities:
Net increase in demand deposits, interest-bearing transaction accounts and savings accounts	5,780,677	10,917,024
Net decrease in certificates of deposit and other time deposits	(19,333,279)	(17,834,088)
Net increase (decrease) in securities sold under agreements to repurchase	4,280,307	(79,639)
Net increase in advances from the Federal Home Loan Bank	-	7,000,000
Issuance of common stock	1,001	1,002
Purchase of treasury stock	(291)	(184)
Payment of preferred stock dividends	-	(249,248)
Net cash used by financing activities	(9,271,585)	(245,133)

Net increase in cash and cash equivalents	477,971	11,415,658

Cash and cash equivalents, beginning	44,020,830	25,670,293

Cash and cash equivalents, end	$44,498,801	$37,085,951

Cash paid during the period for:
Income taxes	$-	$-
Interest	1,301,471	1,930,743

Supplemental noncash investing and financing activities:
Foreclosures on loans	$3,841,538	$4,357,723

See notes to condensed consolidated financial statements

Notes to Condensed Consolidated Financial Statements

Note 1 - Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit certain disclosures, which would appear in audited annual consolidated financial statements. The consolidated financial statements as of March 31, 2012 and for the interim periods ended March 31, 2012 and 2011 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. The consolidated financial information as of December 31, 2011 has been derived from the audited consolidated financial statements as of that date. For further information, refer to the consolidated financial statements and the notes included in First Reliance Bancshares, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011.

Note 2 - Recently Issued Accounting Pronouncements

The following is a summary of recent authoritative pronouncements:

In April 2011, the criteria used to determine effective control of transferred assets in the Transfers and Servicing topic of the ASC was amended by ASU 2011-03. The requirement for the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms and the collateral maintenance implementation guidance related to that criterion were removed from the assessment of effective control. The other criteria to assess effective control were not changed. The amendments were effective for the Company on January 1, 2012 and had no effect on the financial statements.

ASU 2011-04 was issued in May 2011 to amend the Fair Value Measurement topic of the ASC by clarifying the application of existing fair value measurement and disclosure requirements and by changing particular principles or requirements for measuring fair value or for disclosing information about fair value measurements. The amendments were effective for the Company beginning January 1, 2012 and had no effect on the financial statements.

The Comprehensive Income topic of the ASC was amended in June 2011. The amendment eliminates the option to present other comprehensive income as a part of the statement of changes in stockholders’ equity and requires consecutive presentation of the statement of net income and other comprehensive income. The amendments were applicable to the Company on January 1, 2012 and have been applied retrospectively. In December 2011, the topic was further amended to defer the effective date of presenting reclassification adjustments from other comprehensive income to net income on the face of the financial statements. Companies should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect prior to the amendments while FASB redeliberates future requirements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Note 3 - Reclassifications

Certain captions and amounts in the financial statements in the Company’s Form 10-Q for the quarter ended March 31, 2011 were reclassified to conform to the March 31, 2012 presentation.

Note 4 - Investment Securities

The amortized cost and estimated fair values of securities available-for-sale were:

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
March 31, 2012
U.S. Government agencies	$7,848,428	$173,629	$30,239	$7,991,818
Mortgage-backed securities	55,144,351	1,646,916	-	56,791,267
Municipals	19,078,616	933,064	-	20,011,680
Other	100,000	-	89,000	11,000
	$82,171,395	$2,753,609	$119,239	$84,805,765

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
December 31, 2011
U.S. Government agencies	$2,839,706	$185,239	$-	$3,024,945
Mortgage-backed securities	59,748,500	1,816,651	4,749	61,560,402
Municipals	19,084,899	853,072	-	19,937,971
Other	100,000	-	89,000	11,000
	$81,773,105	$2,854,962	$93,749	$84,534,318

The following is a summary of maturities of securities available-for-sale as of March 31, 2012. The amortized cost and estimated fair values are based on the contractual maturity dates. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty.

	Amortized	Estimated
	Cost	Fair Value
Due within one year	$840,676	$851,038
Due after one year but within five years	3,574,886	3,686,933
Due after five years but within ten years	6,903,306	7,270,492
Due after ten years	15,608,176	16,195,035
	26,927,044	28,003,498
Mortgage-backed securities	55,144,351	56,791,267
Other	100,000	11,000
Total	$82,171,395	$84,805,765

The following table shows gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2012 and December 31, 2011.

	March 31, 2012		December 31, 2011
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses
Less Than 12 Months
U.S. Government agencies	$5,006,100	$30,239	$5,085,963	$4,749

12 Months or More
Other	11,000	89,000	11,000	89,000
Total securities available-for-sale	$5,017,100	$119,239	$5,096,963	$93,749

At March 31, 2012, securities classified as available-for-sale are recorded at fair market value. At March 31, 2012, unrealized losses consisted of two securities, one of which had been in a continuous loss position for twelve months or more. The Company believes that the deterioration in value is attributable to changes in market interest rates and not in credit quality and considers this loss temporary. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities before recovery of its amortized cost. Management evaluates investment securities in a loss position based on length of impairment, severity of impairment and other factors.

During the first quarter of 2012 and 2011, gross proceeds from the sale of available-for-sale securities were $4,962,766 and $10,521,731, respectively. Gains on available-for-sale securities totaled $160,777 and $45,275 for the first quarter 2012 and 2011, respectively.

Note 5 – Loans Receivable and Allowance for Loan Losses

Major classifications of loans receivable are summarized as follows:

	March 31,	December 31,
	2012	2011
Real estate loans:
Construction	$38,583,316	$43,320,482
Residential:
Residential 1-4 family	40,123,117	42,837,510
Multifamily	9,009,622	8,630,232
Second mortgages	4,442,286	4,503,752
Equity lines of credit	23,941,983	24,998,277
Total residential	77,517,008	80,969,771
Nonresidential	129,408,451	133,603,482
Total real estate loans	245,508,775	257,893,735
Commercial and industrial	35,043,742	36,465,095
Consumer	8,443,754	8,649,649
Other	331,446	389,924
Total loans	$289,327,717	$303,398,403

The Company has pledged certain loans as collateral to secure its borrowings from the Federal Home Loan Bank. The total of loans pledged was $38,263,093 and $35,976,783 at March 31, 2012 and December 31, 2011, respectively.

A summary of the allowance for loan losses for the three months ended March 31, 2012 and year ended December 31, 2011 is as follows:

	March 31,	December 31,
	2012	2011
Beginning balance	$7,743,470	$6,271,045
Provision charged to operations	600,000	5,403,416
Recoveries on loans previously charged-off	57,427	639,211
Loans charged-off	(2,651,780)	(4,570,202)
Ending balance	$5,749,117	$7,743,470

The following is an analysis of the allowance for loan losses by class of loans for the three months ended March 31, 2012 and the year ended December 31, 2011.

March 31, 2012

					Total
		Real Estate Loans			Real
(Dollars in Thousands)				Non-	Estate		Consumer
	Total	Construction	Residential	Residential	Loans	Commercial	and Other
Beginning balance	$7,743	$3,291	$2,757	$1,081	$7,129	$575	$39
Provisions	600	110	(678)	535	(33)	634	(1)
Recoveries	57	4	24	1	29	28	-
Charge-offs	(2,651)	(1,476)	(223)	(412)	(2,111)	(539)	(1)
Ending balance	$5,749	$1,929	$1,880	$1,205	$5,014	$698	$37

December 31, 2011

					Total
		Real Estate Loans			Real
(Dollars in Thousands)				Non-	Estate		Consumer
	Total	Construction	Residential	Residential	Loans	Commercial	and Other
Beginning balance	$6,271	$2,548	$1,730	$947	$5,225	$998	$48
Provisions	5,403	2,212	2,580	602	5,394	(9)	18
Recoveries	639	356	88	70	514	113	12
Charge-offs	(4,570)	(1,825)	(1,641)	(538)	(4,004)	(527)	(39)
Ending balance	$7,743	$3,291	$2,757	$1,081	$7,129	$575	$39

Allowance for Loan Losses

March 31, 2012

					Total
		Real Estate Loans			Real
(Dollars in Thousands)				Non-	Estate		Consumer
	Total	Construction	Residential	Residential	Loans	Commercial	and Other
Allowance
Evaluated for impairment
Individually	$1,319	$389	$19	$566	$974	$332	$13
Collectively	4,430	1,540	1,861	639	4,040	366	24
Allowance for loan losses	$5,749	$1,929	$1,880	$1,205	$5,104	$698	$37

Total Loans
Evaluated for impairment
Individually	$26,638	$7,644	$5,105	$12,305	$25,054	$1,561	$23
Collectively	262,690	30,939	72,412	117,104	220,455	33,483	8,752
Loans receivable	$289,328	$38,583	$77,517	$129,409	$245,509	$35,044	$8,775

December 31, 2011

					Total
		Real Estate Loans			Real
(Dollars in Thousands)				Non-	Estate		Consumer
	Total	Construction	Residential	Residential	Loans	Commercial	and Other
Allowance
Evaluated for impairment
Individually	$2,665	$1,782	$344	$471	$2,597	$55	$13
Collectively	5,078	1,509	2,413	610	4,532	520	26
Allowance for loan losses	$7,743	$3,291	$2,757	$1,081	$7,129	$575	$39

Total Loans
Evaluated for impairment
Individually	$26,503	$8,618	$4,644	$11,895	$25,157	$1,299	$47
Collectively	276,895	34,702	76,326	121,708	232,736	35,166	8,993
Loans receivable	$303,398	$43,320	$80,970	$133,603	$257,893	$36,465	$9,040

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

The following summarizes the Company’s impaired loans as of March 31, 2012.

		Unpaid		Average
(Dollars in Thousands)	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment
With no related allowance recorded:
Real estate
Construction	$5,592	$6,099	$-	$4,450
Residential	4,531	4,760	-	3,899
Nonresidential	8,718	9,387	-	9,497
Total real estate loans	18,841	20,246	-	17,846
Commercial	944	944	-	1,008
Consumer and other	-	-	-	13
	19,785	21,190	-	18,867

With an allowance recorded:
Real estate
Construction	2,052	2,052	389	3,681
Residential	574	855	19	976
Nonresidential	3,587	3,793	566	2,603
Total real estate loans	6,213	6,700	974	7,260
Commercial	617	747	332	422
Consumer and other	23	23	13	23
	6,853	7,470	1,319	7,705

Total
Real estate
Construction	7,644	8,151	389	8,131
Residential	5,105	5,615	19	4,875
Nonresidential	12,305	13,180	566	12,100
Total real estate loans	25,054	26,946	974	25,106
Commercial	1,561	1,691	332	1,430
Consumer and other	23	23	13	36
Total	$26,638	$28,660	$1,319	$26,572

The following summarizes the Company’s impaired loans as of December 31, 2011.

		Unpaid		Average
(Dollars in Thousands)	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment
With no related allowance recorded:
Real estate
Construction	$3,308	$3,372	$-	$6,914
Residential	3,266	3,266	-	3,170
Nonresidential	10,276	10,642	-	6,892
Total real estate loans	16,850	17,280	-	16,976
Commercial	1,072	1,202	-	919
Consumer and other	24	24	-	23
	17,946	18,506	-	17,918

		Unpaid		Average
(Dollars in Thousands)	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment
With an allowance recorded:
Real estate
Construction	5,310	6,370	1,782	6,039
Residential	1,378	1,659	344	705
Nonresidential	1,619	1,715	471	744
Total real estate loans	8,307	9,744	2,597	7,488
Commercial	227	227	55	178
Consumer and other	23	23	13	5
	8,557	9,994	2,665	7,671

Total
Real estate
Construction	8,618	9,742	1,782	12,953
Residential	4,644	4,925	344	3,875
Nonresidential	11,895	12,357	471	7,636
Total real estate loans	25,157	27,024	2,597	24,464
Commercial	1,299	1,429	55	1,097
Consumer and other	47	47	13	28
Total	$26,503	$28,500	$2,665	$25,589

Interest income on impaired loans other than nonaccrual loans is recognized on an accrual basis. Interest income on nonaccrual loans is recognized only as collected. For the first quarter of 2012, interest income recognized on nonaccrual loans was $97,949. If the nonaccrual loans had been accruing interest at their original contracted rates, related income would have been $246,643 for quarter ended March 31, 2012.

A summary of current, past due and nonaccrual loans as of March 31, 2012 was as follows:

	Past Due	Past Due Over 90 days
(Dollars in Thousands)	30-89	and	Non-	Total		Total
	Days	Accruing	Accruing	Past Due	Current	Loans
Real estate
Construction	$353	$-	$7,639	$7,992	$30,591	$38,583
Residential	1,535	-	4,068	5,603	71,914	77,517
Nonresidential	710	-	9,610	10,320	119,089	129,409
Total real estate loans	2,598	-	21,317	23,915	221,594	245,509
Commercial	36	-	1,452	1,488	33,556	35,044
Consumer and other	22	-	23	45	8,730	8,775
Totals	$2,656	$-	$22,792	$25,448	$263,880	$289,328

A summary of current, past due and nonaccrual loans as of December 31, 2011 was as follows:

	Past Due	Past Due Over 90 days
(Dollars in Thousands)	30-89	and	Non-	Total		Total
	Days	Accruing	Accruing	Past Due	Current	Loans
Real estate
Construction	$420	$-	$8,194	$8,614	$34,706	$43,320
Residential	816	-	3,852	4,668	76,302	80,970
Nonresidential	5,640	328	9,437	15,405	118,198	133,603
Total real estate loans	6,876	328	21,483	28,687	229,206	257,893
Commercial	542	-	1,300	1,842	34,623	36,465
Consumer and other	38	-	2	40	9,000	9,040
Totals	$7,456	$328	$22,785	$30,569	$272,829	$303,398

At March 31, 2012 and December 31, 2011 loans past due 90 days and still accruing interest totaled $0 and $327,899, respectively.

Included in the loan portfolio are particular loans that have been modified in order to maximize the collection of loan balances. If, for economic or legal reasons related to the customer’s financial difficulties, the Company grants a concession compared to the original terms and conditions on the loan, the modified loan is classified as a troubled debt restructuring (“TDR”).

At March 31, 2012 there were 42 loans classified as TDR totaling $8,859,571. Of the 42 loans, 11 loans totaling $2,434,618 were performing while 31 loans totaling $6,424,953 were not performing. As of December 31, 2011 there were 37 loans classified as TDR totaling $7,258,698. Of the 37 loans, 15 loans totaling $3,163,205 were performing while 22 loans totaling $4,095,493 were not performing. All restructured loans resulted in either extended maturity or lowered rates and were included in the impaired loan balance.

The following table provides, by class, the number of loans modified in troubled debt restructurings during the first quarter of 2012.

			Unpaid
(Dollars in Thousands)	Number	Recorded	Principal
	of Loans	Investment	Balance
Extended maturity
Real estate –
Construction	2	$1,067	$1,067
Nonresidential	1	18	18
Commercial	1	110	110
Consumer and other	2	238	238
Total	6	1,433	1,433
Lower Rate
Real estate
Nonresidential	2	446	567
Totals	8	$1,879	$2,000

The following table provides the number of loans and leases modified in troubled debt restructurings during the previous 12 months which subsequently defaulted during the first quarter of 2012, as well as the recorded investments and unpaid principal balances as of March 31, 2012.

			Unpaid
(Dollars in Thousands)	Number	Recorded	Principal
	of Loans	Investment	Balance
Extended maturity
Real estate –
Construction	3	$1,473	$1,473
Residential	1	18	18
Nonresidential	1	110	110
Commercial	1	222	222
Consumer and other	1	23	23
Total	7	1,846	1,846
Lower Rate
Real estate
Residential	2	471	591
Nonresidential	1	16	16
Commercial	1	237	237
Total	4	724	844
Totals	11	$2,570	$2,690

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.

As of March 31, 2012, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

					Total
		Real Estate Loans			Real
(Dollars in Thousands)				Non-	Estate		Consumer
	Total	Construction	Residential	Residential	Loans	Commercial	and Other
Pass	$226,400	$24,249	$62,523	$100,434	$187,206	$30,576	$8,618
Special mention	31,271	6,234	8,422	15,244	29,900	1,277	94
Substandard	31,657	8,100	6,572	13,731	28,403	3,191	63
Doubtful	-	-	-	-	-	-	-
Totals	$289,328	$38,583	$77,517	$129,409	$245,509	$35,044	$8,775

As of December 31, 2011, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

					Total
		Real Estate Loans			Real
(Dollars in Thousands)				Non-	Estate		Consumer
	Total	Construction	Residential	Residential	Loans	Commercial	and Other
Pass	$237,537	$26,767	$66,961	$103,120	$196,848	$31,811	$8,878
Special mention	32,444	6,719	6,623	17,655	30,997	1,356	91
Substandard	33,417	9,834	7,386	12,828	30,048	3,298	71
Doubtful	-	-	-	-	-	-	-
Totals	$303,398	$43,320	$80,970	$133,603	$257,893	$36,465	$9,040

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

The following table summarizes the Company’s off-balance sheet financial instruments whose contract amounts represent credit risk:

	March 31,	December 31,
	2012	2011
Commitments to extend credit	$33,109,237	$34,523,727
Standby letters of credit	108,638	1,595,656

Note 6 – Other Real Estate Owned

Transactions in other real estate owned for the three months and year ended March 31, 2012 and December 31, 2011 are summarized below:

	March 31,	December 31,
	2012	2011
Beginning balance	$22,135,921	$14,669,051
Additions	3,841,538	14,049,177
Improvements made to properties	-	6,987
Sales	(2,164,761)	(5,485,039)
Write downs	-	(1,104,255)
Ending balance	$23,812,698	$22,135,921

The Company recognized a net loss of $83,388 and a net loss of $43,444 on the sale of other real estate owned for the three months ended March 31, 2012 and 2011, respectively.

Other real estate owned expense for the three months ended March 31, 2012 and 2011 was $349,475 and $476,224, respectively, which includes gains and losses on sales.

Note 7 – Shareholders’ Equity

Common Stock – The following is a summary of the changes in common shares outstanding for the three months ended March 31, 2012 and 2011.

	Three Months Ended
	March 31,
	2012	2011

Common shares outstanding at beginning of the period	4,084,400	4,115,903
Issuance of common stock	770	334
Issuance of non-vested restricted shares	13,627	-
Forfeiture of restricted shares	(2,023)	(17,981)
Common shares outstanding at end of the period	4,096,774	4,098,256

Note 8 – Income Taxes

The income tax expense related to the Company’s pretax income for the first quarter of 2012 was offset by a reversal of an equal amount of the Company’s valuation allowance related to its deferred tax assets. Therefore no income tax provision was recorded for the first quarter of 2012.

Note 9 – Net Income (Loss) Per Common Share

Net income (loss) available to common shareholders represents net income adjusted for preferred dividends including dividends declared, accretions of discounts and amortization of premiums on preferred stock issuances and cumulative dividends related to the current dividend period that have not been declared as of period end.

The following is a summary of the net income (loss) per common share calculations for the three months ended March 31, 2012 and 2011.

	2012	2011
Net income (loss) available to common shareholders
Net income	$378,488	$114,670
Preferred stock dividends	249,248	249,248
Deemed dividends on preferred stock resulting from net accretion of discount and amortization of premium	44,388	43,900

Net income (loss) available to common shareholders	$84,852	$(178,478)

Basic net income (loss) per common share:
Net income (loss) available to common shareholders	$84,852	$(178,478)

Average common shares outstanding – basic	4,085,855	4,110,477

Basic income (loss) per common share	$0.02	$(0.04)

Diluted net income (loss) per common share:
Net income (loss) available to common shareholders	$84,852	$(178,478)

Average common shares outstanding – basic	4,085,855	4,110,477

Dilutive potential common shares	213,717	-

Average common shares outstanding – diluted	4,299,572	4,110,477

Diluted net income (loss) per common share	$0.02	$(0.04)

For the first quarter of 2011, due to the net loss, common shares equivalents were not included in loss per share calculations as their effect would be anti-dilutive.

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

During the three months ended March 31, 2012 and 2011 the Company issued 13,627 and 0 shares, respectively, of restricted stock pursuant to the 2006 Equity Incentive Plan.  The shares issued in 2012 cliff vest in three years and are fully vested in 2015, subject to meeting the performance criteria of the Plan.  The weighted-average fair value of restricted stock issued during the three months ended March 31, 2012 was $1.05 per share.  Compensation cost associated with the issuance for 2012 was $14,308 to be amortized over 3 years. During the first quarter of 2012 and 2011, 2,023 and 17,981 shares were forfeited, respectively, having a weighted average price of $3.18 and $3.59, respectively. Deferred compensation expense of $65,756 and $58,369, relating to restricted stock, was amortized to income during three months ended March 31, 2012 and 2011, respectively.

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

During the first quarter of 2012, the Board of Directors cancelled all 84,334 SARs that were outstanding at December 31, 2011. Holders of these SARs were given a cash settlement totaling $37,500 in exchange for the cancellation. The cancellation resulted in the removal of all accrued SARs expense and related unrecognized compensation costs. For the quarter ended March 31, 2012, net income of $337,153 was recognized as a result of the cancellation. The SARs compensation expense for the quarter ended March 31, 2011 was $15,853.

Note 11 – Fair Value Measurements

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

The Company utilizes fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. Securities available-for-sale and loans held for sale are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets on a nonrecurring basis, such as loans held for investment and certain other assets. These nonrecurring fair value adjustments typically involve application of lower of cost or market accounting or write-downs of individual assets.

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

Assets Recorded at Fair Value on a Recurring Basis

Following is a description of valuation methodologies used for assets and liabilities recorded at fair value on a recurring basis.

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

Loans - The Company does not record loans at fair value on a recurring basis, however, from time to time, a loan is considered impaired and an allowance for loan loss is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan are considered impaired. Once a loan is identified as individually impaired, management measures impairment. The fair value of impaired loans is estimated using one of several methods, including the collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring a specific allowance represent loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At March 31, 2012 and December 31, 2011, substantially all of the impaired loans were evaluated based upon the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the loan as nonrecurring Level 3.

Mortgage Loans Held for Sale - The fair value of loans held for sale is estimated based upon binding contracts and quotes from third party investors resulting in a Level 2 classification.

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

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis by level within the hierarchy.

	Total	Level 1	Level 2	Level 3
March 31, 2012
Available for-sale-securities:
U.S. Government agencies	$7,991,818	$-	$7,991,818	$-
Mortgage-backed securities	56,791,267	-	56,791,267	-
Municipals	20,011,680	-	20,011,680	-
Other	11,000	-	11,000	-
	84,805,765	-	84,805,765	-
Mortgage loans held for sale (1)	4,154,498	-	4,154,498	-
	$88,960,263	$-	$88,960,263	$-

	Total	Level 1	Level 2	Level 3
December 31, 2011
Available for-sale-securities:
U.S. Government agencies	$3,024,945	$-	$3,024,945	$-
Mortgage-backed securities	61,560,402	-	61,560,402	-
Municipals	19,937,971	-	19,937,971	-
Other	11,000	-	11,000	-
	84,534,318	-	84,534,318	-
Mortgage loans held for sale (1)	2,863,297	-	2,863,297	-
	$87,397,615	$-	$87,397,615	$-

(1) Carried at the lower of cost or market.

There were no liabilities measured at fair value on a recurring basis at March 31, 2012 and December 31, 2011.

Assets Recorded at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  The following table presents the assets and liabilities measured at fair value on a nonrecurring basis as of March 31, 2012 and December 31, 2011, aggregated by level in the fair value hierarchy within which those measurements fall.

	Total	Level 1	Level 2	Level 3
March 31, 2012
Impaired loans receivable	$25,318,909	$-	$-	$25,318,909
Other real estate owned	23,812,698	-	23,812,698	-
	$49,131,607	$-	$23,812,698	$25,318,909
December 31, 2011
Impaired loans receivable	$23,837,812	$-	$-	$23,837,812
Other real estate owned	22,135,921	-	22,135,921	-
	$45,973,733	$-	$22,135,921	$23,837,812

There were no liabilities measured at fair value on a nonrecurring basis at March 31, 2012 and December 31, 2011.

Impaired loans which are measured for impairment using the fair value of collateral for collateral dependent loans, had a carrying value of $26,637,786 at March 31, 2012 with a valuation allowance of $1,318,877. Impaired loans had a carrying value of $26,503,206 at December 31, 2011 with a valuation allowance of $2,665,394.

Other real estate owned, which is measured at the lower of carrying or fair value less costs to sell, had a net carrying value of $23,812,698 at March 31, 2012 and $22,135,921 at December 31, 2011.  For the quarter ended March 31, 2012 there was no write down of other real estate owned. However, the write down of other real estate owned for the year ended December 31, 2011 was $1,104,255.

Disclosures about Fair Value of Financial Instruments

The following describes the valuation methodologies used by the Company for estimating fair value of financial instruments not recorded at fair value in the balance sheet:

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

The table below is a summary of fair value estimates for financial instruments and the level of the fair value hierarchy within which the fair value measurements are categorized, excluding financial instruments recorded at fair value on a recurring basis. The values assigned do not necessarily represent amounts which ultimately may be realized. In addition, these values do not give effect to discounts to fair value which may occur when financial instruments are sold in larger quantities.  The carrying amounts in the following table are recorded in the balance sheet under the indicated captions.

		March 31, 2012		December 31, 2011
	Valuation	Carrying	Estimated Fair	Carrying	Estimated Fair
	Level	Amount	Value	Amount	Value
Financial Assets:
Cash and due from banks	1	$1,884,899	$1,884,899	$2,134,864	$2,134,864
Interest-bearing deposits with other banks	1	42,613,902	42,613,902	41,885,966	41,885,966
Time deposits in other banks	1	100,373	100,373	100,373	100,373
Nonmarketable equity securities	2	2,431,800	2,431,800	2,431,800	2,431,800
Loans receivable	3	289,327,717	292,743,000	303,398,403	305,701,000
Accrued interest receivable	1	23,812,698	23,812,698	1,938,807	1,938,807

Financial Liabilities:
Demand deposit, interest-bearing transaction, and savings accounts	2	$222,700,457	$222,700,457	$216,919,780	$216,919,780
Certificates of deposit	2	191,563,438	194,862,000	210,896,717	215,293,000
Securities sold under agreements to repurchase	2	4,280,307	4,280,307	-	-
Advances from Federal Home Loan Bank	2	13,000,000	13,112,000	13,000,000	13,050,000
Junior subordinated debentures	2	10,310,000	10,310,000	10,310,000	10,310,000
Accrued interest payable	1	352,052	352,052	317,678	317,678

	Notional	Notional
	Amount	Amount
Off-Balance Sheet Financial Instruments:
Commitments to extend credit	$33,109,237	$34,523,727
Standby letters of credit	108,638	1,595,656

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

Cautionary Note Regarding Forward-Looking Statements

The statements contained in this report on Form 10-Q that are not historical facts are forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. We caution readers of this report that such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements.

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

Overview

The following discussion describes our results of operation for the quarter ended March 31, 2012 as compared to the quarter ended March 31, 2011 and also analyzes our financial condition as of March 31, 2012 as compared to December 31, 2011.

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

Due to risks inherent in all loans, we maintain an allowance for loan losses to absorb probable losses on existing loans that may become uncollectible.  We maintain this allowance by charging a provision for loan losses against our operating earnings for each period.  We have included a detailed discussion of this process, as well as several tables describing our allowance for loan losses.

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

Critical Accounting Policies

We have adopted various accounting policies, which govern the application of accounting principles generally accepted in the United States of America in the preparation of our financial statements. Our significant accounting policies are described in the notes to the consolidated financial statements at December 31, 2011 as filed on our annual report on Form 10-K. Certain accounting policies involve significant judgments and assumptions we have made, which have a material impact on the carrying value of certain assets and liabilities. We consider these accounting policies to be critical accounting policies. The judgments and assumptions we use are based on the historical experience and other factors, which we believe to be reasonable under the circumstances. Because of the nature of our judgments and assumptions, actual results could differ from these judgments and estimates which could have a major impact on our carrying values of assets and liabilities and our results of operations.

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

In addition, on the basis of the same examination by the FDIC and the SC State Board, the Federal Reserve Bank of Richmond (the “Federal Reserve Bank”) requested that the Company enter into a separate Memorandum of Understanding, which the Company entered into in December 2010 (the “Company MOU”). While this agreement provides for many of the same measures suggested by the Memorandum already in place for the Bank, the Company MOU requires that the Company seek pre-approval from the Federal Reserve Bank prior to the declaration or payment of dividends or other interest payments relating to its securities. As a result, until the Company is no longer subject to the Company MOU, it will be required to seek regulatory approval prior to paying scheduled dividends on its preferred stock and trust preferred securities, including the Series A Preferred Stock and Series B Preferred Stock issued to the Treasury as part of our participation in the TARP CPP, as well as the Series C Preferred Stock issued as part of a private offering completed in 2010. This provision will also apply to the Company’s common stock, although to date, the Company has not elected to pay a cash dividend on its shares of common stock. The Federal Reserve Bank approved the scheduled payment of dividends on the Company’s preferred stock and interest payments on the Company’s trust preferred securities for the first three quarters of 2011. The Federal Reserve did not approve the Company’s request to pay dividends and interest payments relating to its outstanding classes of preferred stock and trust preferred securities due and payable in the fourth quarter of 2011 and in the first and second quarters of 2012. As a result, no assurance can be given as to the ability of the Company to obtain approval from the Federal Reserve Bank to resume the payment of such dividends and interest in future quarters while the Company MOU remains in effect.

In response to these regulatory matters, the Bank and the Company have taken various actions designed to improve our lending procedures, nonperforming assets, liquidity and capital position and other conditions related to our operations, which are more fully described in turn as part of this discussion. We believe that the successful completion of these initiatives will result in full compliance with our regulatory obligations with the FDIC, the SC State Board and the Federal Reserve Bank and position us well for stability and growth over the long term.

Effect of Economic Trends

Economic conditions, competition and federal monetary and fiscal policies also affect financial institutions. Lending activities are also influenced by regional and local economic factors, such as housing supply and demand, competition among lenders, customer preferences and levels of personal income and savings in our primary market area.

Results of Operations

For the first quarter of 2012 our net income available to common shareholders was $84,852, or a basic and diluted income per share of $0.02. For the first quarter of 2011 we reported a net loss available to common shareholders of $178,478, or a basic and diluted loss per share of $0.04, representing an improvement of $263,330. Comparing the first quarter of 2012 with the first quarter of 2011, we reduced our noninterest expenses by $994,444 as a result of recently implemented cost-cutting measures. However; our income was negatively affected by the decline of $325,802 in our net interest income and the increase of $358,886 in our provision for loan losses. Additionally, our income was negatively impacted by the change in our income tax provision. For 2011 our income tax provision consisted of an income tax benefit of $293,686 compared to no income tax provision required for 2012.

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

Net interest income for the first quarter of 2012 was $3,753,503 compared to $4,079,305 for the first quarter of 2011, a decrease of $325,802, or 7.99%. This decrease is due primarily to the significant reduction in the average volume of our loans, which are our highest yielding earning assets. Compared to the first quarter of 2012, the average volume of our loans was $43,719,052 lower than they were for the first quarter of 2011.

For the first quarter of 2012, average-earning assets totaled $429,875,140 with an annualized average yield of 4.76% compared to $463,245,072 and 5.19%, respectively, for the first quarter of 2011. Average interest-bearing liabilities totaled $388,206,350 with an annualized average cost of 1.38% for first quarter of 2012 compared to $430,491,297 and 1.75%, respectively, for the first quarter of 2011.

Our net interest margin and net interest spread were 3.51% and 3.38%, respectively, for the first quarter of 2012 compared to 3.57% and 3.44%, respectively, for the first quarter of 2011.

Because loans often provide a higher yield than other types of earning assets, one of our goals is to maintain our loan portfolio as the largest component of total earning assets. Loans comprised 70.68% and 75.03% of average earning assets at March 31, 2012 and 2011, respectively. Loan interest income for the three months ended March 31, 2012 and 2011 was $4,399,827 and $5,070,274, respectively. The annualized average yield on loans was 5.82% and 5.92% for the first quarter of 2012 and 2011, respectively. Average balances of loans decreased to $303,831,074 during the first quarter of 2012, a decrease of $43,719,052 from the average of $347,550,126 during first quarter of 2011. Our loan income for the first quarter of 2012 was negatively affected by the significant decrease in average volume of our loans and the continuation of the downturn in our local real estate markets.

Available-for-sale investment securities averaged $86,312,355, or 20.08% of average earning assets, for the first quarter of 2012 compared to $82,795,452, or 17.87% of average earning assets for the first quarter of 2011. Interest earned on investment securities amounted to $661,641 for the quarter ended March 31, 2012, compared to $839,617 for the same period last year. As our loan demand declined over the past year, we shifted investable funds to investment securities. The annualized average yield on available-for-sale investment securities was 3.08% and 4.11% for the first quarter of 2012 and 2011, respectively.

Our average interest-bearing deposits were $364,424,280 and $401,283,399 for the first quarter of 2012 and 2011, respectively. This represented a decrease of $36,859,119, or 9.19%. Total interest paid on deposits for first quarter of 2012 and 2011 was $1,207,192 and $1,776,064, respectively. The annualized average cost of deposits was 1.33% and 1.80% for the three months ended March 31, 2012 and 2011, respectively. As our loan demand declined, we concurrently lowered our rates paid for deposits, especially for time deposits, which is the primary reason why our average time deposits declined by $51,004,403, or 20.22%, from March 31, 2011 to March 31, 2012.

The average balance of other interest-bearing liabilities was $23,782,070 and $29,207,898 for the first quarter of 2012 and 2011, respectively. This represented a decrease of $5,425,828, or 18.58%. The decrease is partially attributable to the decrease of $5,521,811, in our average borrowings from the Federal Home Loan Bank. With the weakness in loan demand we experienced during the past year, we became less reliant on borrowings from the Federal Home Loan Bank to meet our funding needs.

The following table sets forth, for the periods indicated, certain information related to our average balance sheet and our average yields on assets and average costs of liabilities. Such yields are derived by dividing income or expense by the average balance of the corresponding assets or liabilities. Average balances have been derived from the daily balances throughout the periods indicated.

	Average Balances, Income and Expenses, and Rates
Three Months Ended March 31,	2012			2011			2010
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield /
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Earning assets:
Loans (1)	$303,831	$4,400	5.82%	$347,550	$5,070	5.92%	$403,234	$6,213	6.25%
Securities, taxable	66,157	465	2.82	34,822	305	3.55	61,135	610	4.05
Securities, nontaxable	20,155	197	3.93	47,973	534	4.51	60,526	653	4.38
Other earning assets	39,732	27	0.28	32,900	24	0.30	41,077	29	0.29
Total earning assets	429,875	5,089	4.76	463,245	5,933	5.19	565,972	7,505	5.38
Non-earning assets	58,599			63,166			54,180

Total assets	$488,474			$526,411			$620,152

Liabilities and Shareholders' Equity
Interest-bearing deposits:
Transaction accounts	$42,449	$32	0.31%	$38,350	$52	0.55%	$41,354	$44	0.43%
Savings and money market accounts	120,732	122	0.41	110,685	213	0.78	101,138	337	1.35
Time deposits	201,244	1,052	2.10	252,248	1,512	2.43	346,391	2,493	2.92
Total interest-bearing deposits	364,425	1,206	1.33	401,283	1,777	1.80	488,883	2,874	2.38

	Average Balances, Income and Expenses, and Rates
Three Months Ended March 31,	2012			2011			2010
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield /
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate

Other interest-bearing liabilities:
Federal Home Loan
Bank borrowing	13,000	66	2.04%	18,522	68	1.49%	27,780	235	3.43%
Junior subordinated debentures	10,310	63	0.61	10,310	11	0.11	10,310	153	6.02
Other	470	-	0.10	376	-		772	-	-
Total other interest-bearing Liabilities	23,780	129	2.18	29,208	79	1.10	38,862	388	4.05

Total interest-bearing liabilities	388,205	1,335	1.38	430,491	1,856	1.75	527,745	3,262	2.51
Noninterest-bearing deposits	55,929			45,109			43,367
Other liabilities	2,695			2,473			3,412
Shareholders' equity	41,645			48,338			45,628

Total liabilities and equity	$488,474			$526,411			$620,152

Net interest income/interest spread		$3,754	3.38%		$4,077	3.44%		$4,243	2.87%

Net yield on earning assets			3.51%			3.57%			3.04%

(1)	Includes mortgage loans held for sale and nonaccruing loans

Net interest income can be analyzed in terms of the impact of changing interest rates and changing volume.  The following tables set forth the effect which the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the periods presented.

Three Months Ended March 31,	2012 Compared to 2011			2011 Compared to 2010
	Due to increase (decrease) in			Due to increase (decrease) in
(Dollars in thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Loans	$(584)	$(86)	$(670)	$(827)	$(316)	$(1,143)
Securities, taxable	233	(73)	160	(237)	(68)	(305)
Securities, tax exempt	(275)	(63)	(338)	(141)	22	(119)
Other earning assets	5	(2)	3	(5)	1	(4)
Total interest income	(621)	(224)	(845)	(1,210)	(361)	(1,571)

Interest expense:
Interest-bearing deposits
Interest-bearing transaction accounts	6	(26)	(20)	(3)	11	8
Savings and money market accounts	19	(110)	(91)	29	(153)	(124)
Time deposits	(274)	(185)	(459)	(606)	(374)	(980)
Total interest-bearing deposits	(249)	(321)	(570)	(580)	(516)	(1,096)

Other interest-bearing liabilities
Federal Home Loan Bank borrowings	(24)	22	(2)	(63)	(106)	(169)
Junior subordinated debentures	52	52	-	(142)	(142)
Other	-	-	-	-	-	-
Total other interest-bearing liabilities	(24)	74	50	(63)	(248)	(311)

Total interest expense	(273)	(247)	(520)	(643)	(764)	(1,407)

Net interest income	$(348)	$23	$(325)	$(567)	$403	$(164)

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

More specifically, in determining our allowance for loan losses, we regularly review loans for specific and impaired reserves based on the appropriate impairment assessment methodology. Pooled reserves are determined using historical loss trends measured over a four-quarter average applied to risk rated loans grouped by Federal Financial Institutions Examination Council (“FFIEC”) call code and segmented by impairment status. The pooled reserves are calculated by applying the appropriate historical loss ratio to the loan categories. Impaired loans greater than a minimum threshold established by management are excluded from this analysis. The sum of all such amounts determines our pooled reserves. We calculate a loss factor for each geographic region, then weight the overall loss factor by the geographic weight remaining in the overall portfolio.  Over time, we expect these changes to our loan loss allowance methodology to have a material positive impact on our required allowance level as we continue to reduce our exposure to certain markets. We have shortened the period over which we review historical losses from eight quarters to four in response to industry trends and conditions; the shorter loss history window is more in line with our peer group and tracks more closely the unusual market volatility of the past several years, making the provision estimate more responsive to current economic conditions. The historical loss factors utilized in our model have been updated as of the end of the first quarter 2012 to reflect losses realized through the end of the fourth quarter 2011.

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

As of March 31, 2012 and 2011, the allowance for loan losses was $5,749,117 and $5,697,858, respectively, a slight increase of $51,259, or 0.90%, from the 2011 allowance. However, as a percentage of total loans, the allowance for loan losses was 1.99% and 1.67% at March 31, 2012 and 2011, respectively. See the discussion regarding the provision expense and “Activity in the Allowance for Loan Losses” below for additional information regarding our asset quality and loan portfolio.

For the first quarter of 2012 and 2011, the provision for loan losses was $600,000 and $241,114, respectively. This represents an increase of $358,886. The increase in the provision expense for the first quarter of 2012 is due primarily to 1) an increase in historical loss ratios in our coastal markets and 2) certain large credits that deteriorated significantly during the past year. As we have noted previously, borrower performance is driven by local and regional economic conditions as well as conditions that did not develop favorably during 2011 for these borrowers.

We believe the allowance for loan losses at March 31, 2012, is adequate to meet potential loan losses inherent in the loan portfolio and, as described earlier, to maintain the flexibility to adjust the allowance should our local economy and loan portfolio either improve or decline in the future.

Noninterest Income

Our noninterest income for the first quarter of 2012 was $1,254,441, which is $247,748 higher than our noninterest income for the first quarter of 2011. This increase is due primarily to the increase of $115,502 in gains realized on the sale of available-for-sale securities and to the increase of $87,110 in gain on sale of mortgage loans. Because of historically low mortgage rates in effect during the first quarter of 2012, we experienced an increase in the volume of homeowners refinancing their existing mortgages.

Noninterest Expenses

During the latter part of 2011 we made a vigorous review of our expense categories. Based on this review we implemented a number of operational changes that resulted in a reduction of practically all categories of our noninterest expenses for the first quarter of 2012 versus the first quarter of 2011. For the first quarter of 2012 our noninterest expenses were $4,029,456 which is $994,444, or 19.79%, lower than the first quarter of 2011. The largest reduction realized was the $627,150 reduction in our expense for salaries and benefits. Of this amount, $353,003 is attributable to the cancellation of all stock appreciation rights that were outstanding at December 31, 2011. Additional information regarding the cancellation of the stock appreciation rights is provided above in Note 10 to our financial statements.

Income Taxes

The income tax expense related to our pretax income for the first quarter of 2012 was offset by a reversal of an equal amount of our valuation allowance related to our deferred tax assets. Therefore no income tax provision was required for the first quarter of 2012.

Balance Sheet Review

General

At March 31, 2012, we had total assets of $486.0 million, consisting principally of $289.3 million in loans, $87.2 million in investments, and $44.5 million in cash and due from banks.  Our liabilities at March 31, 2012, totaled $444.5 million, which consisted principally of $414.3 million in deposits, $13.0 million in FHLB advances, and $14.6 million in other borrowings. At March 31, 2012, our shareholders’ equity was $41.5 million.

At December 31, 2011, we had total assets of $495.0 million, consisting principally of $303.4 million in loans, $87.0 million in investments, and $44.0 million in cash and due from banks.  Our liabilities at December 31, 2011 totaled $453.8 million, consisting principally of $427.8 million in deposits, $13.0 million in FHLB advances, and $10.3 million in other borrowings.  At December 31, 2011, our shareholders' equity was $41.1 million.

Investment Securities

The investment securities portfolio, which is also a component of our total earning assets, consists of securities available-for-sale and nonmarketable equity securities.

At March 31, 2012, our investment in available-for sale securities was $84,805,765, which is $271,477, or 0.32%, higher than our investment of $84,534,318 in available-for-sale securities at December 31, 2011.

The amortized costs and the fair value of our securities available-for-sale at March 31, 2012 and December 31, 2011 are shown in the following table.

	March 31, 2012		December 31, 2011
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Government sponsored enterprises	$7,848,428	$7,991,818	$2,839,706	$3,024,945
Mortgage-backed securities	55,144,351	56,791,267	59,748,500	61,560,402
Municipal securities	19,078,616	20,011,680	19,084,899	19,937,971
Other	100,000	11,000	100,000	11,000
Total	$82,171,395	$84,805,765	$81,773,105	$84,534,318

At March 31, 2012, securities classified as available-for-sale are recorded at fair market value. At that date, unrealized losses consisted of two securities, one of which been in a continuous loss position for twelve months or more. We believe that the deterioration in value is attributable to changes in market interest rates and not in credit quality and consider this loss temporary. We do not intend to sell these securities and it is more likely than not that we will not be required to sell these securities before recovery of its amortized cost. We evaluate investment securities in a loss position based on length of impairment, severity of impairment and other factors.

Securities Available-for-sale Maturity Distribution and Yields

Contractual maturities and yields on our available for sale securities at March 31, 2012 are shown in the following table.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	U.S Government
	Agencies and
	Corporations		Municipals		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield
Due within one year	$-	0.00%	$-	0.00%	$-	0.00%
Due after one year but within five years	-	0.00	4,519	4.00	4,519	4.00
Due after five years but within ten years	-	0.00	7,201	4.11	7,201	4.11
Due after ten years	3,025	4.14	8,218	4.22	11,243	4.20
Total securities (1)	$3,025	4.14%	$19,938	4.13%	$22,963	4.13%

(1)	Excludes mortgage-backed securities totaling $56,791,267 with a yield of 3.28% and other securities totaling $11,000.

At March 31, 2012 and December 31, 2011, nonmarketable equity securities totaled $2,431,800, consisting of Federal Home Loan Bank and Community Bankers Bank stock, recorded at their original cost of $2,373,700 and $58,100, respectively.

Loans

Loans, including loans held for sale, are the largest category of earning assets and typically provide higher yields than the other types of earning assets. Associated with the higher loan yields are the inherent credit and liquidity risks, which we attempt to control and counterbalance. Loans averaged $303,831,074 during the first quarter of 2012 compared to $347,550,126 during the first quarter of 2011, a decrease of $43,719,052, or 12.58%. At March 31, 2012, total loans were $293,482,215 compared to $306,261,700 at December 31, 2011, a decrease of $12,779,485, or 4.17%. Excluding loans held for sale, loans were $289,327,717 at March 31, 2012, compared to $303,398,403 at December 31, 2011, which equated to a decrease of $14,070,686, or 4.64%. During first quarter of 2012 we charged off loans totaling $2,651,780 and foreclosed on loans totaling $3,841,538, whereby the loan balances were transferred to other real estate owned. The remainder of this decrease is the result of the economic downturn in our markets and worldwide deleveraging that caused the volume of new loan customers and average loan balances carried by current customers to decrease.

The following table summarizes the composition of our loan portfolio at March 31, 2012 and December 31, 2011.

	March 31,	% of	December 31,	% of
	2012	Total	2011	Total
Mortgage loans on real estate
Construction	$38,583,316	13.34%	$43,320,482	14.28%
Residential 1-4 family	40,123,117	13.86	42,837,510	14.13
Multifamily	9,009,622	3.11	8,630,232	2.84
Second mortgages	4,442,286	1.54	4,503,752	1.48
Equity lines of credit	23,941,983	8.28	24,998,277	8.24
Total residential	77,517,008	26.79	80,969,771	26.69
Nonresidential	129,408,451	44.73	133,603,482	44.03
Total real estate loans	245,508,775	84.86	257,893,735	85.00
Commercial and industrial	35,043,742	12.11	36,465,095	12.02
Consumer	8,443,754	2.92	8,649,649	2.85
Other, net	331,446	0.11	389,924	0.13
Total loans	$289,327,717	100.00%	$303,398,403	100.00%

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

The largest component of our loan portfolio is real estate mortgage loans. At March 31, 2012, real estate mortgage loans totaled $206,925,459 and represented 71.52% of the total loan portfolio, compared to $214,573,253, or 70.72%, at December 31, 2011. This represents a decrease of $7,647,794, or 3.56%, from the December 31, 2011 balance.

Residential mortgage loans totaled $77,517,008 at March 31, 2012 and represented 26.79% of the total loan portfolio, compared to $80,969,771 and 26.69%, respectively, at December 31, 2011. Residential real estate loans consist of first and second mortgages on single or multi-family residential dwellings. Nonresidential mortgage loans, which include commercial loans and other loans secured by multi-family properties and farmland, totaled $129,408,451 at March 31, 2012 compared to $133,603,482 at December 31, 2011. This represents a decrease of $4,195,031, or 3.14%, from the December 31, 2011 balance.

Real estate construction loans were $38,583,316 and $43,320,482 at March 31, 2012 and December 31, 2011, respectively, and represented 13.34% and 14.28% of the total loan portfolio, respectively.

Currently, the demand for all types of real estate mortgage loans in our market area is very weak, largely because of the general economic downturn that has affected many businesses and individuals in our market area.

Commercial and industrial loans decreased $1,421,353, or 3.90%, to $35,043,742 at March 31, 2012, from $36,465,095 at December 31, 2011. The decrease is mainly due to the economic downturn in our markets that caused demand for these types of loans to decrease. At March 31, 2012 and December 31, 2011, commercial and industrial loans represented 12.11% and 12.02%, respectively, of the total loan portfolio.

Our loan portfolio is also comprised of consumer and other loans that totaled $8,775,200 and $9,039,573 at March 31, 2012 and December 31, 2011, respectively. At March 31, 2012 and December 31, 2011, these loans represented 3.03% and 2.98%, respectively, of the total loan portfolio.

Our loan portfolio reflects the diversity of our markets.  The economies of our markets contain elements of medium and light manufacturing, higher education, regional health care, and distribution facilities. We expect our local economy to remain stable; however, due to current economic challenges facing our markets, we do not expect any material growth in our loan portfolio in the near future.  We do not engage in foreign lending.

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

The following table summarizes loan maturity distribution by type and related interest rate characteristics at March 31, 2012.

		Over
		One Year
	One Year or	Through	Over Five
(Dollars in thousands)	Less	Five Years	Years	Total

Real estate	$104,162	$114,698	$26,649	$245,509
Commercial and industrial	20,601	14,443	-	35,044
Consumer and other	4,002	4,427	346	8,775
	$128,765	$133,568	$26,995	$289,328
Loans maturing after one year with:
Fixed interest rates				$53,720
Floating interest rates				106,843
				$160,563

Activity in the Allowance for Loan Losses

The following table summarizes the activity related to our allowance for loan losses for the three months ended March 31, 2012 and 2011.

	Three Months Ended
	March 31,
(Dollars in thousands)	2012	2011
Balance, January 1,	$7,743	$6,271
Loans charged off:
Real estate – Construction	1,476	261
Real estate – Residential	223	550
Real estate – Nonresidential	412	5
Commercial and industrial	539	305
Consumer and other	1	9
Total loan losses	2,651	1,130
Recoveries of previous loan losses:
Real estate – Construction	4	216
Real estate – Residential	24	63
Real estate – Nonresidential	1	34
Commercial and industrial	28	3
Consumer and other	-	-
Total recoveries	57	316
Net charge-offs	2,594	814
Provision for loan losses	600	241
Balance, March 31,	$5,749	$5,698

Total loans outstanding, end of period	$289,328	$340,931

Allowance for loan losses to loans outstanding	1.99%	1.67%

Risk Elements in the Loan Portfolio

The following table shows the nonperforming assets, percentages of net charge-offs, and the related percentage of allowance for loan losses for the three months ended March 31, 2012 and 2011.

	March 31,
(Dollars in thousands)	2012	2011
Loans over 90 days past due and still accruing	$-	$1,569
Loans on nonaccrual:
Real Estate Construction	7,639	14,230
Real Estate Residential	4,068	2,854
Real Estate Nonresidential	9,610	5,618
Commercial	1,452	751
Consumer	23	5
Total nonaccrual loans	22,792	23,458
Total of nonperforming loans	22,792	25,027
Other nonperforming assets	23,813	17,852
Total nonperforming assets	$46,605	$42,879

Percentage of nonperforming assets to total assets	9.59%	8.09%
Percentage of nonperforming loans to total loans	7.88%	7.34%
Allowance for loan losses as a percentage of non-performing loans	25.22%	22.77%

Loans over 90 days past due and still accruing – As of March 31, 2012 and 2011, we had loans totaling $0 and $1,569,049, respectively, that were past due over 90 days and still accruing interest. These loans at March 31, 2011 were secured by real estate and included in our impaired loan classification at that date.

Nonaccruing loans – At March 31, 2012 and 2011, loans totaling $22,792,145 and $23,457,852, respectively, were in nonaccrual status. Generally, loans are placed on nonaccrual status if principal or interest payments become 90 days past due and/or we deem the collectibility of the principal and/or interest to be doubtful.  Once a loan is placed in nonaccrual status, all previously accrued and uncollected interest is reversed against interest income.  Interest income on nonaccrual loans is recognized on a cash basis when the ultimate collectability is no longer considered doubtful.  Loans are returned to accrual status when the principal and interest amounts contractually due are brought current and future payments are reasonably assured.  If interest on our loans classified as nonaccrual at March 31, 2012 and 2011 had been recognized on a fully accruing basis, we would have recorded approximately $149,000 and $207,000 of additional interest income for the quarters ended March 31, 2012 and 2011, respectively. All nonaccruing loans at March 31, 2012 and 2011 were included in our classification of impaired loans at those dates.

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

At March 31, 2012, there were 42 loans classified as TDR totaling $8,859,571. Of the 42 loans, 11 loans totaling $2,434,618 were performing while 31 loans totaling $6,424,953 were not performing. At March 31, 2011, there were 8 loans classified as TDR totaling $2,616,977. All 8 loans were performing at that date. All restructured loans resulted in either extended maturity or lowered rates and were included in the impaired loan balance.

Impaired loans - At March 31, 2012, we had impaired loans totaling $26,637,786, as compared to $28,554,893 at March 31, 2011. Included in the impaired loans at March 31, 2012 were 14 borrowers that accounted for approximately 69.04% of the total amount of the impaired loans at that date. These loans were primarily commercial real estate loans located in coastal South Carolina. Impaired loans, as a percentage of total loans, were 9.21% at March 31, 2012 as compared to 8.38% at March 31, 2011.

During the quarter ended March 31, 2012, the average investment in impaired loans was $26,570,496 as compared to $26,619,700 during the quarter ended March 31, 2011. Impaired loans with a specific allocation of the allowance for loan losses totaled $6,852,508 and $10,669,918 at March 31, 2012 and 2011, respectively. The amount of the specific allocation at March 31, 2012 and 2011 was $1,318,877 and $499,144, respectively.

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

As of March 31, 2012, we had OREO properties totaling $23,812,698, geographically located in the following South Carolina areas - 81% in the Coastal area, 10% in the Columbia area and 9% in the Florence area.  The combined nature of these properties is 71% commercial and 29% residential and other.  While we are diligently trying to dispose of our OREO properties, the currently depressed real estate market in many of these market segments affects our ability to do so in a timely manner without experiencing additional losses.  Additionally, there can be no assurance that these properties can be sold for their carrying values.

From March 31, 2011 to March 31, 2012, OREO increased significantly due to a number of large foreclosures. While OREO properties that consist of raw land continue to be difficult to sell, the majority of our OREO inventory with improvements is income producing, either through sale or interim leasing. This cash flow helps offset direct costs such as taxes and insurance, while offsetting opportunity cost during marketing. During first quarter of 2012 and 2011, income earned on OREO was $58,999 and $0, respectively.

Deposits and Other Interest-Bearing Liabilities

Average interest-bearing liabilities decreased $42,284,947, or 9.82%, to $388,206,350 for the first quarter of 2012, from $430,491,297 for the comparable 2011 period.

Deposits - For the quarter ended March 31, 2012 and 2011, average total deposits were $420,353,115 and $446,392,747, respectively, which is a decrease of $26,039,632, or 5.83%. At March 31, 2012 and December 31, 2011, total deposits were $414,263,895 and $427,816,497, respectively, a decrease of $13,552,602, or 3.17%.

Average interest-bearing deposits decreased $36,859,119, or 9.19%, to $364,424,280 for the quarter ended March 31, 2012, from $401,283,399 for the quarter ended March 31, 2011.

The average balance of non-interest bearing deposits increased $10,819,487, or 23.99%, to $55,928,835 for the three months ended March 31, 2012, from $45,109,348 for the three months ended March 31, 2011.

The following table shows the average balance amounts and the average rates paid on deposits held by us for the three months ended March 31, 2012 and 2011.

	2012		2011
	Average	Average	Average	Average
	Amount	Rate	Amount	Rate
Non-interest bearing demand deposits	$55,928,835	0.00%	$45,109,348	0.00%
Interest bearing demand deposits	42,448,843	0.31	38,349,978	0.55
Savings accounts	120,731,757	0.41	110,685,338	0.78
Time deposits	201,243,680	2.10	252,248,083	2.43
Total	$420,353,115	1.15%	$446,392,747	1.61%

Core deposits, which exclude time deposits of $100,000 or more, provide a relatively stable funding source for our loan portfolio and other earning assets. Our core deposits were $300,312,531 and $305,342,295 at March 31, 2012 and December 31, 2011, respectively. As of March 31, 2012 and December 31, 2011, our core deposits were 72.49% and 71.37% of total deposits, respectively.

Included in time deposits of $100,000 and over, at March 31, 2012 and December 31, 2011, are brokered time deposits of $83,860,000 and $90,860,000, respectively, equating to a decrease of $7,000,000. In accordance with our asset/liability management strategy, we do not intend to renew or replace the brokered deposits outstanding at March 31, 2012, when they mature.

Deposits, and particularly core deposits, have been our primary source of funding and have enabled us to meet successfully both our short-term and long-term liquidity needs. We anticipate that such deposits will continue to be our primary source of funding in the future. Our loan-to-deposit ratio was 69.84% and 70.92% on March 31, 2012 and December 31, 2011, respectively.

The maturity distribution of our time deposits of $100,000 or more at March 31, 2012 is set forth in the following table:

March 31,
2012
Three months or less	$9,672,243
Over three through twelve months	46,122,442
Over one year through three years	48,784,365
Over three years	9,372,314
Total	$113,951,364

Approximately 48.96% of our time deposits of $100,000 or more had scheduled maturities within one year. Large certificate of deposit customers tend to be extremely sensitive to interest rate levels, making these deposits less reliable sources of funding for liquidity planning purposes than core deposits. We expect most certificates of deposit with maturities less than one year to be renewed upon maturity. However, there is the possibility that some certificates may not be renewed. We believe that, should these certificates of deposit not be renewed, the impact would be minimal on our operations and liquidity due to the availability of other funding sources.

Other Borrowings - Other borrowings at March 31, 2012 and December 31, 2011, consist of the following:

	March 31,	December 31,
	2012	2011
Securities sold under agreements to repurchase	$4,280,307	$-
Advances from Federal Home Loan Bank	13,000,000	13,000,000
Junior subordinated debentures	10,310,000	10,310,000

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

Capital Resources

Total shareholders' equity at March 31, 2012 and December 31, 2011 was $41,479,227 and $41,117,990, respectively. The $361,237 increase during the first three months of 2012 resulted mainly from our first quarter net income of $378,488.

The following table shows the return on average assets (net income divided by average total assets), return on average equity (net income divided by average equity), and equity to assets ratio (average equity divided by average total assets) for the three months ended March 31, 2012 and 2011. While we have not paid a cash dividend on our common stock since our inception, the Company has declared and paid dividends on its outstanding shares of preferred stock, and made quarterly interest payments on its trust-preferred securities as agreed. Under the terms of the Company MOU, the terms of which are more fully described as part of “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Regulatory Matters,” the Company must request prior approval from the Federal Reserve prior to declaring or paying dividends on our common stock or preferred stock, or making scheduled interest payments on our trust-preferred securities. Such approval was not granted by the Federal Reserve for payment of the Company’s dividends and interest payments due and payable in the fourth quarter of 2011 or for the first two quarters of 2012.

	Three Months Ended
	March 31,
	2012	2011
Return on average assets	0.31%	0.09%
Return on average equity	3.66	0.96
Average equity to average assets ratio	8.53	9.18

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum ratios of Tier 1 and total capital as a percentage of assets and off-balance-sheet exposures, adjusted for risk weights ranging from 0% to 100%.  Tier 1 capital of the Company consists of common shareholders’ equity, excluding the unrealized gain or loss on securities available-for-sale, minus certain intangible assets.  The Company’s Tier 2 capital consists of the allowance for loan losses subject to certain limitations.  Total capital for purposes of computing the capital ratios consists of the sum of Tier 1 and Tier 2 capital. The regulatory minimum requirements are 4% for Tier 1 capital and 8% for total risk-based capital; under the provisions of the Bank MOU, the Bank will be required to maintain a Tier 1 leverage ratio of 8% and a total risk-based capital ratio of 10%.

The Company and the Bank are also required to maintain capital at a minimum level based on quarterly average assets, which is known as the leverage ratio. Only the strongest banks are allowed to maintain capital at the minimum requirement of 3%. All others are subject to maintaining ratios 1% to 2% above the minimum.

The Company and the Bank were each considered to be “well capitalized” for regulatory purposes at March 31, 2012 and December 31, 2011. The following table shows the regulatory capital ratios for the Company and the Bank at March 31,2012 and December 31, 2011.

	March 31, 2012		December 31, 2011
	Holding		Holding
	Company	Bank	Company	Bank

Total capital (to risk-weighted assets)	15.41%	14.06%	14.80%	13.59%
Tier 1 capital (to risk-weighted assets)	14.16%	12.80%	13.54%	12.33%
Leverage or Tier 1 capital (to total average assets)	10.23%	9.25%	9.85%	8.96%

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

Off-Balance Sheet Risk

Through our operations, we have made contractual commitments to extend credit in the ordinary course of business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At March 31, 2012, we had issued commitments to extend credit of $33.1 million and standby letters of credit of $0.1 million through various types of commercial lending arrangements. Approximately $28.5 million of these commitments to extend credit had variable rates.

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at March 31, 2012.

			After
		After One	Three
	Within	Through	Through	Within	Greater
(Dollars in Thousands)	One	Three	Twelve	One	Than
	Month	Months	Months	Year	One Year	Total
Unused commitments to extend credit	$2,906	$1,733	$9,573	$14,212	$18,897	$33,109
Standby letters of credit	75	26	101	8	109
Totals	$2,906	$1,808	$9,599	$14,313	$18,905	$33,218

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

We were liability sensitive during the year ended December 31, 2011 and during the three months ended March 31, 2012.  As of March 31, 2012, we expect to be liability sensitive for the next nine months because a majority of our deposits reprice over a 12-month period.  Approximately 42% of our loans were variable rate loans at March 31, 2012.  The ratio of cumulative gap to total earning assets after 12 months was a negative 25.61% because $108.0 million more liabilities will reprice in a 12-month period than assets.   However, our gap analysis is not a precise indicator of our interest sensitivity position.  The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally.  For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but those rates are viewed by us as significantly less interest-sensitive than market-based rates such as those paid on noncore deposits.  Net interest income may be affected by other significant factors in a given interest rate environment, including changes in the volume and mix of interest-earning assets and interest-bearing liabilities.

Liquidity and Interest Rate Sensitivity

Liquidity represents the ability of a company to convert assets into cash or cash equivalents without significant loss and the ability to raise additional funds by increasing liabilities.  Liquidity management involves monitoring our sources and use of funds in order to meet our day-to-day cash flow requirements while maximizing profits.  Liquidity management is made more complicated because different balance sheet components are subject to varying degrees of management control.  For example, the timing of maturities of securities in our investment portfolio is fairly predictable and is subject to a high degree of control at the time investment decisions are made.  However, net deposit inflows and outflows are far less predictable and are not subject to the same degree of control.

At March 31, 2012, our liquid assets, consisting of cash and cash equivalents amounted to $44.5 million, or 9.16% of total assets.  Our investment securities, excluding nonmarketable securities, at March 31, 2012, amounted to $84.8 million, or 17.45% of total assets.  Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner.  However, $17.7 million of these securities were pledged as collateral to secure public deposits and borrowings as of March 31, 2012.  At December 31, 2011, our liquid assets, consisting of cash and cash equivalents, amounted to $44.0 million, or 8.90% of total assets.  Our investment securities, excluding nonmarketable securities, at December 31, 2011 amounted to $84.5 million, or 17.08% of total assets.  Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner.  However, $17.4 million of these securities were pledged as collateral to secure public deposits and borrowings as of December 31, 2011.

Our ability to maintain and expand our deposit base and borrowing capabilities serves as our primary source of liquidity.  For the near future, it is our intention to reduce the use of wholesale funding to fund loan demand.  We plan to meet our future cash needs through the liquidation of temporary investments, the generation of deposits, and from additional borrowings.  In addition, we will receive cash upon the maturity and sale of loans and the maturity of investment securities. At March 31, 2012, we had a $6.4 million unused line of credit with the Federal Reserve Bank and had sufficient unpledged securities that would have allowed us to borrow up to $66.8 million from the Federal Reserve Bank.  Also, as member of the Federal Home Loan Bank of Atlanta, (the “FHLB”) we can make applications for borrowings that can be made for leverage purposes.  The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the bank be pledged to secure any advances from the FHLB. We have an available line to borrow funds from the Federal Home Loan Bank up to 30% of the Bank’s total assets, which provide additional available funds of $145.8 million at March 31, 2012.  At March 31, 2012 the bank had $13.0 million outstanding in FHLB advances.  We believe that the sources described above will be sufficient to meet our future liquidity needs.

The Company is largely dependent upon dividends from the Bank as a source of cash.  The Bank MOU restricts the ability of the Bank to declare and pay dividends to the Company.  The Company MOU requires the Company to obtain approval of the Federal Reserve Bank prior to declaring dividends.  The Federal Reserve did not approve the Company’s request to pay dividends and interest payments relating to its outstanding classes of preferred stock and trust preferred securities due and payable in the fourth quarter of 2011 and for the first two quarters of 2012. As a result, these payments were not paid in the fourth quarter of 2011 and the first quarter of 2012 and will not be paid in the second quarter of 2012. See “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Regulatory Matters” for additional information relating to the Company MOU.

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

Interest Sensitivity Analysis

The following table sets forth information regarding our rate sensitivity as of March 31, 2012, for each of the time intervals indicated. The information in the table may not be indicative of our rate sensitivity position at other points in time.  In addition, the maturity distribution indicated in the table may differ from the contractual maturities of the earning assets and interest-bearing liabilities presented due to consideration of prepayment speeds under various interest rate change scenarios in the application of the interest rate sensitivity methods described above.

The following table sets forth our interest rate sensitivity March 31, 2012.

			After		Greater
		After One	Three		Than One
	Within	Through	Through	Within	Year or
(Dollars in Thousands)	One	Three	Twelve	One	Non-
	Month	Months	Months	Year	Sensitive	Total
Assets
Interest-earning assets
Interest-bearing deposits in other banks	$42,614	$-	$-	$42,614	$-	$42,614
Time Deposits in other banks	-	-	100	100	-	100
Loans (1)	51,207	25,240	60,626	137,073	156,409	293,482
Securities, taxable	-	-	-	-	64,794	64,794
Securities, nontaxable	-	-	851-	851-	19,161	20,012
Nonmarketable securities	2,432	-	-	2,432	-	2,432
Total earning assets	96,253	25,240	61,577	183,070	240,364	423,434

			After		Greater
		After One	Three		Than One
	Within	Through	Through	Within	Year or
(Dollars in Thousands)	One	Three	Twelve	One	Non-
	Month	Months	Months	Year	Sensitive	Total
Liabilities
Interest-bearing liabilities
Interest-bearing deposits:
Demand deposits	48,049	-	-	48,049	-	48,049
Savings deposits	117,257	-	-	117,257	-	117,257
Time deposits	9,817	17,213	92,890	119,920	71,644	191,564
Total interest-bearing deposits	175,123	17,213	92,890	285,226	71,644	356,870
Federal Home Loan Bank advances	-	-	2,000	2,000	11,000	13,000
Junior subordinated debentures	-	-	-	-	10,310	10,310
Repurchase agreements	4,280			4,280		4,280
Total interest-bearing liabilities	179,403	17,213	94,890	291,506	92,954	384,460

Period gap	$(83,150)	$8,027	$(33,313)	$(108,436)	$147,410

Cumulative gap	$(83,150)	$(75,123)	$(108,436)	$(108,436)	$38,974

Ratio of cumulative gap to
total earning assets	(19.64)%	(17.74)%	(25.61)%	(25.61)%	9.20%

(1)	Including mortgage loans held for sale

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

Our management, including the CEO and CFO, does not expect that our Disclosure Controls will prevent all errors and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	The following stock repurchases were made during the period covered by this report in connection with administration of the Company’s employee stock ownership plan.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2012– January 31, 2012	-	$-	-	-
February 1, 2012 - February 29, 2012	131	$2.08	-	-
March 1, 2012 – March 31, 2012	9	$2.08	-	-
	140	$2.08	-	-

Item 6. Exhibits

Exhibit Number	Exhibit

31.1	Certification pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended.
31.2	Certification pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive Data Files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 in XBRL. Pursuant to Regulation 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and are otherwise not subject to liability.

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST RELIANCE BANCSHARES, INC.

Date: May 15, 2012	By:	/s/ F.R. SAUNDERS, JR.
F. R. Saunders, Jr.
President & Chief Executive Officer

Date: May 15, 2012	By:	/s/ JEFFERY A. PAOLUCCI
Jeffery A. Paolucci
Senior Vice President and Chief Financial Officer