Form 10-Q
period 2012-06-30
FIRST RELIANCE BANCSHARES INC
filed 2012-08-13
CIK 1172102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

(Mark One)	FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2012

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

4,096,774 shares of common stock, par value $0.01 per share, as of July 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

FIRST RELIANCE BANCSHARES, INC

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2012	2011
	(Unaudited)	(Audited)
Assets
Cash and cash equivalents:
Cash and due from banks	$1,760,694	$2,134,864
Interest-bearing deposits with other banks	38,457,523	41,885,966
Total cash and cash equivalents	40,218,217	44,020,830

Time deposits in other banks	100,702	100,373

Securities available-for-sale	82,759,656	84,534,318
Nonmarketable equity securities	1,619,900	2,431,800
Total investment securities	84,379,556	86,966,118

Mortgage loans held for sale	1,591,851	2,863,297

Loans receivable	285,982,883	303,398,403
Less allowance for loan losses	(5,241,995)	(7,743,470)
Loans, net	280,740,888	295,654,933

Premises, furniture and equipment, net	24,945,055	25,205,064
Accrued interest receivable	1,541,441	1,938,807
Other real estate owned	22,261,300	22,135,921
Cash surrender value life insurance	12,418,506	12,228,829
Other assets	3,083,679	3,852,250

Total assets	$471,281,195	$494,966,422
Liabilities and Shareholders’ Equity
Liabilities
Deposits
Noninterest-bearing transaction accounts	$57,637,012	$52,299,017
Interest-bearing transaction accounts	44,281,975	42,092,193
Savings	114,509,696	122,528,570
Time deposits $100,000 and over	110,811,598	122,474,202
Other time deposits	71,980,673	88,422,515
Total deposits	399,220,954	427,816,497

Securities sold under agreement to repurchase	4,377,004	-
Advances from Federal Home Loan Bank	13,000,000	13,000,000
Junior subordinated debentures	10,310,000	10,310,000
Accrued interest payable	387,623	317,678
Other liabilities	2,146,634	2,404,257
Total liabilities	429,442,215	453,848,432
Shareholders’ Equity
Preferred stock
Series A cumulative perpetual preferred stock - 15,349 shares issued and outstanding	$15,022,271	$14,925,265
Series B cumulative perpetual preferred stock - 767 shares issued and outstanding	794,720	802,951
Series C cumulative mandatory convertible preferred stock - 2,293 shares shares issued and outstanding	2,293,000	2,293,000
Common stock, $0.01 par value; 20,000,000 shares authorized, 4,096,774 and 4,084,400 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	40,968	40,844
Capital surplus	28,001,244	27,992,485
Treasury stock, at cost, 19,289 and 13,245 shares at June 30, 2012 and December 31, 2011, respectively	(182,072)	(173,650)
Nonvested restricted stock	(215,236)	(320,196)
Retained deficit	(5,934,886)	(6,304,429)
Accumulated other comprehensive income	2,018,971	1,861,720
Total shareholders’ equity	41,838,980	41,117,990

Total liabilities and shareholders’ equity	$471,281,195	$494,966,422

See notes to condensed consolidated financial statements

FIRST RELIANCE BANCSHARES, INC

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Interest income:
Loans, including fees	$4,103,473	$5,019,414	$8,503,300	$10,089,688
Investment securities:
Taxable	462,383	367,080	927,033	672,240
Nontaxable	181,098	483,120	378,089	1,017,577
Other interest income	30,114	30,545	57,994	54,608
Total	4,777,068	5,900,159	9,866,416	11,834,113

Interest expense:
Time deposits	957,333	1,317,783	2,009,891	2,829,527
Other deposits	104,504	303,128	259,138	567,448
Other interest expense	128,374	(15,821)	257,027	62,764
Total	1,190,211	1,605,090	2,526,056	3,459,739

Net interest income	3,586,857	4,295,069	7,340,360	8,374,374

Provision for loan losses	-	282,010	600,000	523,124

Net interest income after provision for loan losses	3,586,857	4,013,059	6,740,360	7,851,250

Noninterest income:
Service charges on deposit accounts	445,903	447,228	850,518	892,790
Gain on sales of mortgage loans	342,583	178,603	552,738	301,648
Income from bank owned life insurance	95,130	100,176	189,677	200,638
Other charges, commissions and fees	257,536	207,190	469,009	399,243
Gain on sale of securities	347,010	535,581	507,787	580,856
Other non-interest income	263,486	121,086	436,360	221,382
Total	1,751,648	1,589,864	3,006,089	2,596,557

Noninterest expenses:
Salaries and employee benefits	2,047,370	2,183,814	3,796,265	4,559,859
Occupancy expense	374,494	359,117	732,261	736,313
Furniture and equipment expense	393,277	312,952	752,936	627,622
Other operating expenses	2,443,534	2,451,228	4,006,669	4,407,217
Total	5,258,675	5,307,111	9,288,131	10,331,011
Income before income taxes	79,830	295,812	458,318	116,796

Income tax benefit	-	(125,708)	-	(419,394)

Net income	79,830	421,520	458,318	536,190

Preferred stock dividends	249,247	249,247	498,495	498,495
Deemed dividends on preferred stock resulting from net accretion of discount and amortization of premium	44,388	44,388	88,776	88,288

Net income (loss) available to common shareholders	$(213,805)	$127,885	$(128,953)	$(50,593)

Average common shares outstanding, basic	4,096,774	4,104,808	4,091,314	4,107,626
Average common shares outstanding, diluted	4,096,774	4,457,577	4,091,314	4,107,626

Basic income (loss) per share	$(0.05)	$0.03	$(0.03)	$(0.01)
Diluted income (loss) per share	$(0.05)	$0.03	$(0.03)	$(0.01)

See notes to condensed consolidated financial statements

FIRST RELIANCE BANCSHARES, INC

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Net income from operations	$79,830	$421,520	$458,318	$536,190

Other Comprehensive income, net of tax:
Unrealized holding gains on available-for-sale securities arising during period	469,994	1,547,065	492,390	1,734,878
Reclassification adjustment for gains realized in net income from operations	(229,026)	(353,483)	(335,139)	(383,364)

Other comprehensive income	240,968	1,193,582	157,251	1,351,514

Comprehensive income	$320,798	$1,615,102	$615,569	$1,887,704

See notes to condensed consolidated financial statements

FIRST RELIANCE BANCSHARES, INC

Condensed Consolidated Statements of Shareholders’ Equity

For the Six Months Ended June 30, 2012 and 2011

(Unaudited)

							Accumulated
							Other
					Nonvested	Retained	Comprehensive
	Preferred	Common	Capital	Treasury	Restricted	Earnings	Income
	Stock	Stock	Surplus	Stock	Stock	(Deficit)	(Loss)	Total
Balance, December 31, 2010	$17,843,176	$41,159	$28,140,094	$(168,864)	$(679,264)	$4,002,469	$(586,926)	$48,591,844

Net income						536,190		536,190

Other comprehensive gain, net of tax expense of $696,234							1,351,514	1,351,514

Preferred Stock Dividend						(498,495)		(498,495)

Accretion of Series A Preferred stock discount	96,473					(96,473)		-

Amortization of Series B Preferred stock premium	(8,185)					8,185		-

Issuance Common Stock		3	999					1,002

Net Change in Restricted Stock		(218)	(118,172)		201,345			82,955

Purchase of treasury stock				(3,808)				(3,808)

Balance, June 30, 2011	$17,931,464	$40,944	$28,022,921	$(172,672)	$(477,919)	$3,951,876	$764,588	$50,061,202

Balance, December 31, 2011	$18,021,216	$40,844	$27,992,485	$(173,650)	$(320,196)	$(6,304,429)	$1,861,720	$41,117,990

Net income						458,318		458,318

Other comprehensive gain, net of tax expense of $81,008							157,251	157,251

Accretion of Series A Preferred stock discount	97,006					(97,006)		-

Amortization of Series B Preferred stock premium	(8,231)					8,231		-

Issuance Common Stock		8	993					1,001

Net Change in Restricted Stock		116	7,766		104,960			112,842

Purchase of treasury stock				(8,422)				(8,422)

Balance, June 30, 2012	$18,109,991	$40,968	$28,001,244	$(182,072)	$(215,236)	$(5,934,886)	$2,018,971	$41,838,980

See notes to condensed consolidated financial statements

FIRST RELIANCE BANCSHARES, INC

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,
	2012	2011
Cash flows from operating activities:
Net income	$458,318	$536,190
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	600,000	523,124
Depreciation and amortization expense	464,735	484,113
Gain on sale of available-for-sale securities	(507,787)	(580,856)
Loss on sale of other real estate owned	35,021	88,487
Write down of other real estate owned	882,189	718,255
Discount accretion and premium amortization	115,246	87,999
Disbursements for mortgage loans held-for-sale	(25,332,201)	(10,018,022)
Proceeds from sale of mortgage loans held-for-sale	26,603,647	10,482,500
Net decrease in valuation allowance for loans held-for-sale	-	(14,017)
Decrease in interest receivable	397,366	329,560
Increase in cash surrender value of life insurance	(189,677)	(200,638)
Increase (decrease) in interest payable	69,945	(327,361)
Amortization of deferred compensation on restricted stock	112,842	82,955
Decrease in other assets	629,303	629,732
Increase (decrease) in other liabilities	(257,623)	391,826
Net cash provided by operating activities	4,081,324	3,213,847

Cash flows from investing activities:
Net decrease in loans receivable	10,175,412	14,085,167
Purchases of securities available-for-sale	(13,220,603)	(44,587,976)
Proceeds on sales of securities available-for-sale	10,004,866	27,898,732
Maturities of securities available-for-sale	5,621,199	2,537,503
Net decrease of nonmarketable equity securities	811,900	893,500
Net increase in time deposits in other banks	(329)	-
Proceeds from sales of other real estate owned	3,096,044	3,560,925
Purchases of premises and equipment	(146,466)	(79,907)
Net cash provided by investing activities	16,342,023	4,307,944

Cash flows from financing activities:
Net increase (decrease) in demand deposits, interest-bearing transaction accounts and savings accounts	(491,097)	17,400,276
Net decrease in certificates of deposit and other time deposits	(28,104,446)	(43,679,430)
Net increase (decrease) in securities sold under agreements to repurchase	4,377,004	(216,270)
Increase in advances from the Federal Home Loan Bank	-	7,000,000
Issuance of common stock to employees	1,001	1,002
Preferred stock dividends paid	-	(498,495)
Purchase of treasury stock	(8,422)	(3,808)
Net cash used by financing activities	(24,225,960)	(19,996,725)

Net decrease in cash and cash equivalents	(3,802,613)	(12,474,934)

Cash and cash equivalents, beginning of period	44,020,830	25,670,293

Cash and cash equivalents, end of period	$40,218,217	$13,195,359

Cash paid during the period for:
Income taxes	$-	$-
Interest	$2,456,111	$3,732,552

Supplemental noncash investing and financing activities:
Foreclosures on loans	$4,138,633	$9,372,119
Net change in valuation allowance – available-for-sale	$157,252	$1,351,514

See notes to condensed consolidated financial statements

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1 - Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit certain disclosures that would appear in audited annual consolidated financial statements. The consolidated financial statements as of June 30, 2012 and for the interim periods ended June 30, 2012 and 2011 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. The consolidated financial information as of December 31, 2011 has been derived from the audited consolidated financial statements as of that date. For further information, refer to the consolidated financial statements and the notes included in First Reliance Bancshares, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011.

Note 2 - Recently Issued Accounting Pronouncements

The following is a summary of recent authoritative pronouncements:

In April 2011, the criteria used to determine effective control of transferred assets in the Transfers and Servicing topic of the Accounting Standards Codification (“ASC “) was amended by Accounting Standards Update (“ASU”) 2011-03. The requirement for the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms and the collateral maintenance implementation guidance related to that criterion were removed from the assessment of effective control. The other criteria to assess effective control were not changed. The amendments were effective for the Company on January 1, 2012 and had no effect on the financial statements.

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

The Comprehensive Income topic of the ASC was amended in June 2011. The amendment eliminates the option to present other comprehensive income as a part of the statement of changes in stockholders’ equity and requires consecutive presentation of the statement of net income and other comprehensive income. The amendments were applicable to the Company on January 1, 2012 and have been applied retrospectively. In December 2011, the topic was further amended to defer the effective date of presenting reclassification adjustments from other comprehensive income to net income on the face of the financial statements. Companies should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect prior to the amendments while the Financial Accounting Standards Board (‘FASB”) redeliberates future requirements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Note 3 - Reclassifications

Certain captions and amounts in the financial statements in the Company’s Form 10-Q for the quarter ended June 30, 2011 were reclassified to conform to the June 30, 2012 presentation.

Note 4 - Investment Securities

The amortized cost and estimated fair values of securities available-for-sale were:

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
June 30, 2012
U.S. Government agencies	$7,815,414	$338,836	$-	$8,154,250
Mortgage-backed securities	57,466,979	1,838,919	36,314	59,269,584
Municipals	14,377,792	951,030	-	15,328,822
Other	100,000	-	93,000	7,000
Total	$79,760,185	$3,128,785	$129,314	$82,759,656

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
December 31, 2011
U.S. Government agencies	$2,839,706	$185,239	$-	$3,024,945
Mortgage-backed securities	59,748,500	1,816,651	4,749	61,560,402
Municipals	19,084,899	853,072	-	19,937,971
Other	100,000	-	89,000	11,000
Total	$81,773,105	$2,854,962	$93,749	$84,534,318

The following is a summary of maturities of securities available-for-sale as of June 30, 2012. The amortized cost and estimated fair values are based on the contractual maturity dates. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty.

	Securities
	Available-For-Sale
	Amortized	Estimated
	Cost	Fair Value
Due within one year	$1,415,889	$1,443,524
Due after one year but within five years	1,985,806	2,054,920
Due after five years but within ten years	12,709,603	13,369,999
Due after ten years	6,081,908	6,614,629
	22,193,206	23,483,072
Mortgage-backed securities	57,466,979	59,269,584
Other	100,000	7,000
Total	$79,760,185	$82,759,656

The following table shows gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2012 and December 31, 2011.

	June 30, 2012		December 31, 2011
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses
Less Than 12 Months
U.S. Government Agencies	$-	$-	$5,085,963	$4,749
Mortgage-backed securities	7,885,005	36,314	-	-
	7,885,005	36,314	5,085,963	4,749

12 Months or More
Other	7,000	93,000	11,000	89,000
Total securities available-for-sale	$7,892,005	$129,314	$5,096,963	$93,749

At June 30, 2012, securities classified as available-for-sale were recorded at fair market value. Approximately 72% of the unrealized losses is the result of a single security in a continuous loss position for twelve months or more. The Company does not intend to sell this security in the near future and it is more likely than not that the Company will not be required to sell this security before recovery of its amortized cost. The Company believes, based on industry analyst reports and credit ratings, that the deterioration in value is not considered other-than-temporary.

During the first six months of 2012 and 2011, proceeds from the sale of available-for-sale securities were $10,004,866 and $27,898,732, respectively. Net gains on available-for-sale securities totaled $507,787 and $580,856 for the first six months of 2012 and 2011, respectively.

Note 5 – Loans Receivable and Allowance for Loan Losses

Major classifications of loans receivable are summarized as follows:

	June 30,	December 31,
	2012	2011
Real estate loans:
Construction	$36,745,200	$43,320,482
Residential:
Residential 1-4 family	42,497,952	42,837,510
Multifamily	8,677,406	8,630,232
Second mortgages	4,432,261	4,503,752
Equity lines of credit	23,706,551	24,998,277
Total residential	79,314,170	80,969,771
Nonresidential	129,960,779	133,603,482
Total real estate loans	246,020,149	257,893,735
Commercial and industrial	31,369,008	36,465,095
Consumer	8,531,448	8,649,649
Other	62,278	389,924
Total loans	$285,982,883	$303,398,403

The Company has pledged certain loans as collateral to secure its borrowings from the Federal Home Loan Bank. The total of loans pledged was $35,658,927 and $35,976,783 at June 30, 2012 and December 31, 2011, respectively.

A summary of the allowance for loan losses for the six months ended June 30, 2012 and year ended December 31, 2011 is as follows:

	June 30,	December 31,
	2012	2011
Beginning balance	$7,743,470	$6,271,045
Provision charged to operations	600,000	5,403,416
Recoveries on loans previously charged-off	592,482	639,211
Loans charged-off	(3,693,957)	(4,570,202)
Ending balance	$5,241,995	$7,743,470

The following is an analysis of the allowance for loan losses by class of loans for the six months ended June 30, 2012 and the year ended December 31, 2011.

June 30, 2012

					Total
		Real Estate Loans			Real
(Dollars in Thousands)				Non-	Estate		Consumer
	Total	Construction	Residential	Residential	Loans	Commercial	and Other

Beginning balance	$7,743	$3,291	$2,757	$1,081	$7,129	$575	$39
Provisions	600	110	(678)	535	(33)	634	(1)
Recoveries	593	242	39	21	302	283	8
Charge-offs	(3,694)	(2,003)	(289)	(618)	(2,910)	(780)	(4)
Ending balance	$5,242	$1,640	$1,829	$1,019	$4,488	$712	$42

December 31, 2011

					Total
		Real Estate Loans			Real
(Dollars in Thousands)				Non-	Estate		Consumer
	Total	Construction	Residential	Residential	Loans	Commercial	and Other
Beginning balance	$6,271	$2,548	$1,730	$947	$5,225	$998	$48
Provisions	5,403	2,212	2,580	602	5,394	(9)	18
Recoveries	639	356	88	70	514	113	12
Charge-offs	(4,570)	(1,825)	(1,641)	(538)	(4,004)	(527)	(39)
Ending balance	$7,743	$3,291	$2,757	$1,081	$7,129	$575	$39

The following is a summary of loans evaluated for impairment individually and collectively, by class, for the six months ended June 30, 2012 and the year ended December 31, 2011.

June 30, 2012

					Total
		Real Estate Loans			Real
(Dollars in Thousands)				Non-	Estate		Consumer
	Total	Construction	Residential	Residential	Loans	Commercial	and Other
Allowance
Evaluated for impairment Individually	$662	$6	$145	$397	$548	$101	$13
Collectively	4,580	1,634	1,684	622	3,940	611	29
Allowance for loan losses	$5,242	$1,640	$1,829	$1,019	$4,488	$712	$42

Total Loans
Evaluated for impairment Individually	$25,779	$5,737	$6,311	$11,145	$23,193	$2,562	$24
Collectively	260,204	31,008	73,003	118,816	222,827	28,807	8,570
Loans receivable	$285,983	$36,745	$79,314	$129,961	$246,020	$31,369	$8,594

December 31, 2011

					Total
		Real Estate Loans			Real
(Dollars in Thousands)				Non-	Estate		Consumer
	Total	Construction	Residential	Residential	Loans	Commercial	and Other
Allowance
Evaluated for impairment Individually	$2,665	$1,782	$344	$471	$2,597	$55	$13
Collectively	5,078	1,509	2,413	670	4,532	520	26
Allowance for loan losses	$7,743	$3,291	$2,757	$1,081	$7,129	$575	$39

Total Loans
Evaluated for impairment Individually	$26,503	$8,618	$4,644	$11,895	$22,157	$1,299	$47
Collectively	276,895	34,702	76,326	121,708	232,736	35,166	8,993
Loans receivable	$303,398	$43,320	$80,970	$133,603	$257,893	$36,465	$9,040

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

The following summarizes the Company’s impaired loans as of June 30, 2012.

		Unpaid		Average
(Dollars in Thousands)	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment
With no related allowance recorded:
Real estate
Construction	$4,277	$4,380	$-	$4,392
Residential	5,397	5,506	-	4,398
Nonresidential	7,228	7,571	-	8,741
Total real estate loans	16,902	17,457	-	17,531
Commercial	2,161	2,281	-	1,392
Consumer and other	1	2	-	8
	19,064	19,740	-	18,931

With an allowance recorded:
Real estate
Construction	$1,460	$1,930	$6	$2,941
Residential	914	1,195	145	955
Nonresidential	3,917	4,288	397	3,041
Total real estate loans	6,291	7,413	548	6,937
Commercial	401	531	101	415
Consumer and other	23	22	13	23
	6,715	7,966	662	7,375

Total
Real estate
Construction	$5,737	$6,310	$6	$7,333
Residential	6,311	6,701	145	5,353
Nonresidential	11,145	11,859	397	11,782
Total real estate loans	23,193	24,870	548	24,468
Commercial	2,562	2,812	101	1,807
Consumer and other	24	24	13	31
Total	$25,779	$27,706	$662	$26,306

The following summarizes the Company’s impaired loans as of December 31, 2011.

		Unpaid		Average
(Dollars in Thousands)	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment
With no related allowance recorded:
Real estate
Construction	$3,308	$3,372	$-	$6,914
Residential	3,266	3,266	-	3,170
Nonresidential	10,276	10,642	-	6,892
Total real estate loans	16,580	17,280	-	16,976
Commercial	1,072	1,202	-	919
Consumer and other	24	24	-	23
	17,946	18,506	-	17,918

With an allowance recorded:
Real estate
Construction	$5,310	$6,370	$1,782	$6,039
Residential	1,378	1,659	344	705
Nonresidential	1,619	1,715	471	744
Total real estate loans	8,307	9,744	2,597	7,488
Commercial	227	227	55	178
Consumer and other	23	23	13	5
	8,557	9,994	2,665	7,671

		Unpaid		Average
(Dollars in Thousands)	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment
Total
Real estate
Construction	$8,618	$9,742	$1,782	$12,953
Residential	4,644	4,925	344	3,875
Nonresidential	11,895	12,357	471	7,636
Total real estate loans	25,157	27,024	2,597	24,464
Commercial	1,299	1,429	55	1,097
Consumer and other	47	47	13	28
Total	$26,503	$28,500	$2,665	$25,589

Interest income on impaired loans other than nonaccrual loans is recognized on an accrual basis. Interest income on nonaccrual loans is recognized only as collected. For the six months ended June 30, 2012, interest income recognized on nonaccrual loans was $151,094. If the nonaccrual loans had been accruing interest at their original contracted rates, related income would have been $452,772 for the six months ended June 30, 2012.

A summary of current, past due and nonaccrual loans as of June 30, 2012 was as follows:

	Past Due	Past Due Over 90 days
(Dollars in Thousands)	30-89	and	Non-	Total		Total
	Days	Accruing	Accruing	Past Due	Current	Loans
Real estate
Construction	$50	$64	$3,430	$3,544	$33,201	$36,745
Residential	867	127	4,032	5,026	74,288	79,314
Nonresidential	6,453	-	9,480	15,933	114,028	129,961
Total real estate loans	7,370	191	16,942	24,503	221,517	246,020
Commercial	183	9	862	1,054	30,315	31,369
Consumer and other	31	-	23	54	8,540	8,594
Totals	$7,584	$200	$17,827	$25,611	$260,372	$285,983

A summary of current, past due and nonaccrual loans as of December 31, 2011 was as follows:

	Past Due	Past Due Over 90 days
(Dollars in Thousands)	30-89		Non-	Total		Total
	Days	Accruing	Accruing	Past Due	Current	Loans
Real estate
Construction	$420	$-	$8,194	$8,614	$34,706	$43,320
Residential	816	-	3,852	4,668	76,302	80,970
Nonresidential	5,640	328	9,437	15,405	118,198	133,603
Total real estate loans	6,876	328	21,483	28,687	229,206	257,893
Commercial	542	-	1,300	1,842	34,623	36,465
Consumer and other	38	-	2	40	9,000	9,040
Totals	$7,456	$328	$22,785	$30,569	$272,829	$303,398

At June 30, 2012 and December 31, 2011 loans past due 90 days and still accruing interest totaled $199,790 and $327,899, respectively.

Included in the loan portfolio are particular loans that have been modified in order to maximize the collection of loan balances. If, for economic or legal reasons related to the customer’s financial difficulties, the Company grants a concession compared to the original terms and conditions on the loan, the modified loan is classified as a troubled debt restructuring (“TDR”).

At June 30, 2012 there were 42 loans classified as TDRs totaling $12,189,375. Of the 42 loans, 13 loans totaling $6,234,412 were performing while 29 loans totaling $5,954,963 were not performing. As of December 31, 2011 there were 37 loans classified as TDRs totaling $7,258,698. Of the 37 loans, 15 loans totaling $3,163,205 were performing while 22 loans totaling $4,095,493 were not performing. All restructured loans resulted in either extended maturity or lowered rates and were included in the impaired loan balance.

The following table provides, by class, the number of loans modified in TDRs during the three and six months ended June 30, 2012.

(Dollars in Thousands)	Three Months Ended June 30, 2012			Six Months Ended June 30, 2012
			Unpaid			Unpaid
	Number	Recorded	Principal	Number	Recorded	Principal
	of Loans	Investment	Balance	of Loans	Investment	Balance
Extended maturity
Real estate –
Construction	1	$2,237	$2,237	3	$3,305	$3,305
Residential	1	1,014	1,014	1	1,014	1,014
Nonresidential	-	-	-	1	18	18
Commercial	-	-	-	1	110	110
Consumer and other	-	-	-	2	238	238
Total	2	3,251	3,251	8	4,685	4,685

Reduced Rate
Real estate –
Nonresidential	-	-	-	2	446	566
Commercial	2	1,588	1,588	2	1,588	1,588
Total	2	1,588	1,588	4	2,034	2,154
Totals	4	$4,839	$4,839	12	$6,719	$6,839

The following table provides the number of loans and leases modified in troubled debt restructurings during the previous 12 months which subsequently defaulted during the three and six months ended June 30, 2012, as well as the recorded investments and unpaid principal balances as of June 30, 2012. Loans in default are those past due greater than 89 days.

(Dollars in Thousands)	Three Months Ended June 30, 2012			Six Months Ended June 30, 2012
			Unpaid			Unpaid
	Number	Recorded	Principal	Number	Recorded	Principal
	of Loans	Investment	Balance	of Loans	Investment	Balance
Extended maturity
Real estate –
Construction	-	$-	$-	3	$1,473	$1,473
Residential	1	1,014	1,014	2	1,032	1,032
Nonresidential	-	-	-	1	110	110
Commercial	-	-	-	1	222	222
Consumer and other	-	-	-	1	23	23
Total	1	1,014	1,014	8	2,860	2,860

Reduced Rate
Real estate –
Residential	-	-	-	2	471	591
Nonresidential	-	-	-	1	16	16
Commercial	-	-	-	1	237	237
Consumer and other	1	4	4	1	4	4
Total	1	4	4	5	728	848
Totals	2	$1,018	$1,018	13	$3,588	$3,708

All loans modified in TDRs are evaluated for impairment. The nature and extent of impairment of TDRs, including those which have experienced a subsequent default, are considered in determining an appropriate level of allowance for credit losses.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.

As of June 30, 2012, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

					Total
		Real Estate Loans			Real
(Dollars in Thousands)				Non-	Estate		Consumer
	Total	Construction	Residential	Residential	Loans	Commercial	and Other
Pass	$226,945	$26,298	$63,246	$101,351	$190,895	$27,579	$8,471
Special mention	33,012	6,694	8,005	17,011	31,710	1,219	83
Substandard	26,026	3,753	8,063	11,599	23,415	2,571	40
Doubtful	-	-	-	-	-	-	-
Totals	$285,983	$36,745	$79,314	$129,961	$246,020	$31,369	$8,594

As of December 31, 2011, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

					Total
		Real Estate Loans			Real
(Dollars in Thousands)				Non-	Estate		Consumer
	Total	Construction	Residential	Residential	Loans	Commercial	and Other
Pass	$237,537	$26,767	$66,961	$103,120	$196,848	$31,811	$8,878
Special mention	32,444	6,719	6,623	17,655	30,997	1,356	91
Substandard	33,417	9,834	7,386	12,828	30,048	3,298	71
Doubtful	—	-	-	-	-	-	-
Totals	$303,398	$43,320	$80,970	$133,603	$257,893	$36,465	$9,040

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

The following table summarizes the Company’s off-balance sheet financial instruments as of June 30, 2012 and December 31, 2011 whose contract amounts represent credit risk:

	June 30,	December 31,
	2012	2011
Commitments to extend credit	$29,959,428	$34,523,727
Standby letters of credit	33,637	1,595,656

Note 6 – Other Real Estate Owned

Transactions in other real estate owned for the six months ended June 30, 2012 and year ended December 31, 2011 are summarized below:

	June 30,	December 31,
	2012	2011
Beginning balance	$22,135,921	$14,669,051
Additions	4,138,633	14,049,177
Improvements made to properties	-	6,987
Proceeds from sales	(3,096,044)	(5,427,221)
Net gain (loss) on sales	(35,021)	(57,818)
Write downs	(882,189)	(1,104,255)
Ending balance	$22,261,300	$22,135,921

The Company recognized a net loss of $35,021 and $88,487 on the sale of other real estate owned for the six months ended June 30, 2012 and 2011, respectively.

Other real estate owned expense for the six months ended June 30, 2012 and 2011 was $1,362,522 and $1,520,491, respectively, which includes gains and losses on sales.

Note 7 – Shareholders’ Equity

Common Stock – The following is a summary of the changes in common shares outstanding for the six months ended June 30, 2012 and 2011.

	Six Months Ended
	June 30,
	2012	2011
Common shares outstanding at beginning of the period	4,084,400	4,115,903
Issuance of common stock	770	334
Issuance of non-vested restricted shares	13,627	20,000
Forfeiture of restricted shares	(2,023)	(41,778)
Common shares outstanding at end of the period	4,096,774	4,094,459

Note 8 – Income Taxes

The income tax expense related to the Company’s pretax income for the first two quarters of 2012 was offset by a reversal of an equal amount of the Company’s valuation allowance related to its deferred tax assets. Therefore, no income tax provision was recorded for the first six months of 2012.

Note 9 – Net Income (Loss) Per Share

Net income (loss) available to common shareholders represents net income (loss) adjusted for preferred dividends including dividends declared, accretions of discounts and amortization of premiums on preferred stock issuances and cumulative dividends related to the current dividend period that have not been declared as of period end.

The following is a summary of the net income (loss) per common share calculations for the three months and six months ended June 30, 2012 and 2011.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net income (loss) available to common shareholders
Net income	$79,830	$421,520	$458,318	$536,190
Preferred stock dividends	249,247	249,247	498,495	498,495
Deemed dividends on preferred stock resulting from net accretion of discount and amortization of premium	44,388	44,388	88,776	88,288
Net income (loss) available to common shareholders	$(213,805)	$127,885	$(128,953)	$(50,593)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Basic net income (loss) per common share:
Net income (loss) available to common shareholders	$(213,805)	$127,885	$(128,953)	$(50,593)
Average common shares outstanding - basic	4,096,774	4,104,808	4,091,314	4,107,626
Basic net income (loss) per share	$(0.05)	$0.03	$(0.03)	$(0.01)

Diluted net income (loss) per common share:
Net income (loss) available to common shareholders	$(213,805)	$127,885	$(128,953)	$(50,593)
Average common shares outstanding - basic	4,096,774	4,104,808	4,091,314	4,107,626
Dilutive potential common shares	-	352,769	-	-
Average common shares outstanding - diluted	4,096,774	4,457,577	4,091,314	4,107,626
Diluted income (loss) per share	$(0.05)	$0.03	$(0.03)	$(0.01)

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

During the six months ended June 30, 2012 and 2011 the Company issued 13,627 and 20,000 shares, respectively, of restricted stock pursuant to the 2006 Equity Incentive Plan. The shares issued in 2012 and 2011 cliff vest in three years and are fully vested in 2015 and 2014, respectively, subject to meeting the performance criteria of the Plan. The weighted-average fair value of restricted stock issued during the six months ended June 30, 2012 and 2011 was $1.05 and $2.20 per share, respectively. Compensation cost associated with the issuance for 2012 and 2011 was $14,308 and $44,000, respectively, to be amortized over three years. During the first six months of 2012 and 2011, 2,023 and 41,778 shares were forfeited having a weighted average price of $3.18 and $3.39, respectively. Deferred compensation expense of $112,842 and $82,955, relating to restricted stock, was amortized to income during the six months ended June 30, 2012 and 2011, respectively.

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

During the first quarter of 2012, the Board of Directors cancelled all 84,334 SARs that were outstanding at December 31, 2011. Holders of these SARs were given a cash settlement totaling $37,500 in exchange for the cancellation. The cancellation resulted in the removal of all accrued SARs expense and related unrecognized compensation costs. For the six months ended June 30, 2012, net income of $337,153 was recognized as a result of the cancellation. The SARs compensation expense for the six months ended June 30, 2011 was $26,895.

Note 11 – Fair Value Measurements

Generally accepted accounting principles (“GAAP”) provide a framework for measuring and disclosing fair value that requires disclosures about the fair value of assets and liabilities recognized in the balance sheet, whether the measurements are made on a recurring basis (for example, available-for-sale investment securities) or on a nonrecurring basis (for example, impaired loans).

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

Securities Available-for-Sale - Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange such as the New York Stock Exchange, Treasury securities that are traded by dealers or brokers in active over-the counter markets and money market funds. Level 2 securities include mortgage backed securities issued by government sponsored entities, municipal bonds and corporate debt securities. Securities classified as Level 3 include asset-backed securities in less liquid markets.

Loans - The Company does not record loans at fair value on a recurring basis, however, from time to time, a loan is considered impaired and an allowance for loan loss is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan are considered impaired. Once a loan is identified as individually impaired, management measures impairment. The fair value of impaired loans is estimated using one of several methods, including the collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring a specific allowance represent loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At June 30, 2012 and December 31, 2011, substantially all of the impaired loans were evaluated based upon the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the loan as nonrecurring Level 3.

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

The tables below present the balances of assets and liabilities measured at fair value on a recurring basis by level within the hierarchy at June 30, 2012 and December 31, 2011.

	Total	Level 1	Level 2	Level 3
June 30, 2012
Available-for-sale securities:
U.S. Government agencies	$8,154,250	$-	$8,154,250	$-
Mortgage-backed securities	59,269,584	-	59,269,584	-
Municipals	15,328,822	-	15,328,822	-
Other	7,000	-	7,000	-
	82,759,656	-	82,759,656	-
Mortgage loans held for sale (1)	1,591,851	-	1,591,851	-
	$84,351,507	$-	$84,351,507	$-
(1) Carried at the lower of cost or market.

December 31, 2011
Available-for-sale securities:
U.S. Government agencies	$3,024,945	$-	$3,024,945	$-
Mortgage-backed securities	61,560,402	-	61,560,402	-
Municipals	19,937,971	-	19,937,971	-
Other	11,000	-	11,000	-
	84,534,318	-	84,534,318	-
Mortgage loans held for sale (1)	2,863,297	-	2,863,297	-
	$87,397,615	$-	$87,397,615	$-

(1) Carried at the lower of cost or market.

There were no liabilities measured at fair value on a recurring basis at June 30, 2012 and December 31, 2011.

Assets Recorded at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table presents the assets and liabilities measured at fair value on a nonrecurring basis at June 30, 2012 and December 31, 2011, aggregated by level in the fair value hierarchy within which those measurements fall.

	Total	Level 1	Level 2	Level 3
June 30, 2012
Impaired loans receivable	$25,116,975	$-	$-	$25,116,975
Other real estate owned	22,261,300	-	22,261,300	-
Total assets at fair value	$47,378,275	$-	$22,261,300	$25,116,975

	Total	Level 1	Level 2	Level 3
December 31, 2011
Impaired loans receivable	$23,837,812	$-	$-	$23,837,812
Other real estate owned	22,135,921	-	22,135,921	-
Total assets at fair value	$45,973,733	$-	$22,135,921	$23,837,812

There were no liabilities measured at fair value on a nonrecurring basis at June 30, 2012 and December 31, 2011.

Impaired loans which are measured for impairment using the fair value of collateral for collateral dependent loans, had a carrying value of $25,779,121 at June 30, 2012 with a valuation allowance of $662,146. Impaired loans had a carrying value of $26,503,206 at December 31, 2011 with a valuation allowance of $2,665,394.

Other real estate owned, which is measured at the lower of carrying amount or fair value less costs to sell, had a net carrying value of $22,261,300 and $22,135,921 at June 30, 2012 and December 31, 2011, respectively. Write downs of other real estate owned for the six months ended June 30, 2012 and for the year ended December 31, 2011 were $882,189 and $1,104,255, respectively.

Disclosures about Fair Value of Financial Instruments

The following describes the valuation methodologies used by the Company for estimating fair value of financial instruments not recorded at fair value in the balance sheet on a recurring or nonrecurring basis:

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

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of June 30, 2012 and December 31, 2011. This table excludes financial instruments for which the carrying amount approximates fair value. For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization. For financial liabilities such as noninterest-bearing demand, interest-bearing demand, and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity.

			Fair Value Measurements
			Quoted
			Prices in
			Active Markets
			for Identical	Other	Significant
			Assets or	Observable	Unobservable
	Carrying	Fair	Liabilities	Inputs	Inputs
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2012

Financial Assets:
Loans receivable	$285,982,883	$286,531,000	$-	$-	$286,531,000

Financial Liabilities:
Certificates of deposit	$182,792,271	$185,451,000	$-	$185,451,000	$-
Advances from Federal Home Loan Bank	13,000,000	13,087,000	-	13,087,000	-

December 31, 2011

Financial Assets:
Loans receivable	$303,398,403	$305,701,000	$-	$-	$305,701,000

Financial Liabilities:
Certificates of deposit	$210,896,717	$215,293,000	$-	$215,293,000	$-
Advances from Federal Home Loan Bank	13,000,000	13,050,000	-	13,050,000	-

Note 12 - Subsequent Events

Subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued. Recognized subsequent events are events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements. Unrecognized subsequent events are events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date. Management has reviewed events occurring through the date the financial statements were issued and no subsequent events have occurred that require accrual or disclosure, except for the following unrecognized subsequent event.

Included in other real estate owned at June 30, 2012, were two properties with a carrying value of $5,487,175, which was approximately 25% of the total value of other real estate owned at that date. These properties were subsequently sold for a net loss of $14,620.

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

Cautionary Note Regarding Forward-Looking Statements

Certain of the statements made under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere throughout this Form 10-Q are forward-looking statements for purposes of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the Exchange Act). Forward-looking statements relate to future events or our future financial performance and may involve known or unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of First Reliance to be materially different from future results, performance, or achievements expressed or implied by such forward-looking statements. Forward-looking statements include statements using the words such as “may,” “will,” “anticipate,” “should,” “would,” “project,” “future,” “strategy,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “intend,” “seeks,” or other similar words and expressions of the future.

These forward-looking statements involve risks and uncertainties, and may not be realized due to a variety of factors, including, without limitation: the effects of future economic conditions, governmental monetary and fiscal policies, as well as legislative and regulatory changes, including, but not limited, proposed changes to capital standards and asset risk-weighting (otherwise known as Basel III); the risks of changes in interest rates on the level and composition of deposits, loan demand, and the values of loan collateral, securities, and interest sensitive assets and liabilities; continued economic uncertainly stemming from the adverse economic conditions affecting the European Union; continued political unrest and instability in the Middle East; the historically flat yield curve for investment securities, and its potential effects on our asset mix and asset yields; the costs of evaluating possible strategic and capital alternatives and the risks inherent in integrating acquisitions; the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds and other financial institutions operating in First Reliance’s market area and elsewhere, including institutions operating regionally, nationally and internationally, together with such competitors offering banking products and services by mail, telephone, computer and the Internet; and, the failure of assumptions underlying the establishment of reserves for possible loan losses. Additional factors that could cause actual results to differ materially are discussed in our filings with the Securities and Exchange Commission, including, without limitation, our Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q.

Forward-looking statements speak only as of the date on which they are made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made to reflect the occurrence of unanticipated events. All written or oral forward-looking statements attributable to First Reliance are expressly qualified in their entirety by this Cautionary Note.

Overview

The following discussion describes our results of operation for the quarter and six months ended June 30, 2012 as compared to the quarter and six months ended June 30, 2011 and also analyzes our financial condition as of June 30, 2012 as compared to December 31, 2011.

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

In addition, on the basis of the same examination by the FDIC and the SC State Board, the Federal Reserve Bank of Richmond (the “Federal Reserve Bank”) requested that the Company enter into a separate Memorandum of Understanding, which the Company entered into in December 2010 (the “Company MOU”). While this agreement provides for many of the same measures suggested by the Memorandum already in place for the Bank, the Company MOU requires that the Company seek pre-approval from the Federal Reserve Bank prior to the declaration or payment of dividends or other interest payments relating to its securities. As a result, until the Company is no longer subject to the Company MOU, it will be required to seek regulatory approval prior to paying scheduled dividends on its preferred stock and trust preferred securities, including the Series A Preferred Stock and Series B Preferred Stock issued to the Treasury as part of our participation in the TARP CPP, as well as the Series C Preferred Stock issued as part of a private offering completed in 2010. This provision will also apply to the Company’s common stock, although to date, the Company has not elected to pay a cash dividend on its shares of common stock. The Federal Reserve Bank approved the scheduled payment of dividends on the Company’s preferred stock and interest payments on the Company’s trust preferred securities for the first three quarters of 2011. The Federal Reserve did not approve the Company’s request to pay dividends and interest payments relating to its outstanding classes of preferred stock and trust preferred securities due and payable in the fourth quarter of 2011 and in the first three quarters of 2012. As a result, no assurance can be given as to the ability of the Company to obtain approval from the Federal Reserve Bank to resume the payment of such dividends and interest in future quarters while the Company MOU remains in effect.

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

Results of Operations

For the second quarter of 2012 our net loss available to common shareholders was $213,805, or a basic and diluted loss per common share of $0.05 compared to a net income available to common shareholders of $127,885, or a basic and diluted income per common share of $0.03 for the second quarter of 2011. Comparing the second quarter of 2012 with the second quarter of 2011 we experienced a reduction of $341,690 in our net income available to common shareholders. This reduction is primarily attributable to the $708,212 reduction in net interest income. Additionally, our net income was negatively impacted by the change in our income tax provision. For 2011 our income tax provision consisted of an income tax benefit of $125,708 compared to no income tax provision required for 2012. However, our earnings for the second quarter of 2012 compared to 2011 were favorably impacted by the $161,784 increase in our noninterest income and to the $282,010 and $48,436 reductions in our provision for loan losses and in our noninterest expenses, respectively.

For the six months ended June 30, 2012 and 2011, we incurred a net loss available to common shareholders of $128,953 and $50,593, respectively. This resulted in basic and diluted loss per common share of $0.03 and $0.01 for 2012 and 2011, respectively. Comparing the first six months of 2012 with the first six months of 2011, we experienced a reduction of $78,360 in our net income available to common shareholders. This reduction is primarily attributable to the $1,034,014 reduction in net interest income. Additionally, our net income was negatively impacted by the change in our income tax provision. For 2011 our income tax provision consisted of an income tax benefit of $419,394 compared to no income tax provision required for 2012. However, our earnings for the first six months of 2012 compared to 2011 were favorably impacted by the $409,532 increase in our noninterest income and to the $1,042,880 reduction in our noninterest expenses.

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

Net interest income decreased $708,212 or 16.49%, to $3,586,857 for the quarter ended June 30, 2012, from $4,295,069 for the comparable period of 2011. Our net interest income for the six months ended June 30, 2012 and 2011 was $7,340,360 and $8,374,374, respectively. This represents a decrease of $1,034,014 or 12.35%. The decrease in both periods is due primarily to the significant reduction in the average volume of our loans, which are our highest yielding earning assets. The average volume of our loans was $47,462,364 and $45,563,649, lower for the three and six months ended June 30, 2012, respectively, than they were for comparable 2011 periods.

For the second quarter of 2012, average-earning assets totaled $411,606,803 with an annualized average yield of 4.67% compared to $458,992,658, and 5.16%, respectively, for the second quarter of 2011. Average interest-bearing liabilities totaled $371,133,818 with an annualized average cost of 1.29% for second quarter of 2012 compared to $421,468,754 and 1.53%, respectively, for the second quarter of 2011.

Average earning assets for the six months ended June 30, 2012 and 2011 were $420,741,100 and $461,107,118, respectively, with an annualized average yield of 4.72% and 5.18% respectively. Average interest-bearing liabilities totaled $379,670,084 and $425,955,102 with an annualized average cost of 1.34% and 1.64% for the six months ended June 30, 2012 and 2011, respectively.

Our net interest margin and net interest spread were 3.50% and 3.38%, respectively, for the second quarter of 2012 compared to 3.75% and 3.63%, respectively, for the second quarter of 2011. For the six months ended June 30, 2012, our net interest margin and net interest spread were 3.51% and 3.38%, respectively compared to 3.66% and 3.54%, respectively for the comparable period of 2011.

Because loans often provide a higher yield than other types of earning assets, one of our goals is to maintain our loan portfolio as the largest component of total earning assets. Loans comprised 70.53% and 70.60% of average earning assets for the three and six months ending June 30, 2012, respectively compared to 73.59% and 74.31%, respectively for the comparable period of 2011.

Loan interest income for the three and six months ended June 30, 2012 was $4,103,473 and $8,503,300, respectively, compared to $5,019,414 and $10,089,688, respectively, for the comparable periods of 2011. The annualized average yield on loans was 5.69% and 5.76%, respectively, for the three and six months ended June 30, 2012 compared 5.96% and 5.94%, respectively, for the comparable 2011 periods. For the three and six months ended June 30, 2012, compared to the three and six months ended June 30, 2011, the average balances of our loans decreased $47,462,364, or 14.05% and $45,563,649, or 13.30%, respectively. Our loan interest income for the three and six months ended June 30, 2012, was negatively affected by the significant decrease in the average volume of our loans and the continuation of the downturn in our local real estate markets. Additional information may be found in the “Rate/Volume Analysis” presented below.

Available-for-sale investment securities averaged $85,949,872, or 20.88% of average earning assets, for the second quarter of 2012 compared to $85,044,770, or 18.53% of average earning assets for the second quarter of 2011. Available-for-sale investment securities averaged $86,131,113 and 20.47% of average earning assets for the six months ended June 30, 2012 compared to $83,926,325 and 18.20% for the six months ended June 30, 2011. Interest earned on available-for-sale securities amounted to $643,481 and $1,305,122 for the three and six months ended June 30, 2012, respectively, compared to $850,200 and $1,689,817 respectively, for the same periods in 2011. As our loan demand declined over the past year, we shifted investable funds to investment securities. The annualized average yield on available-for-sale investment securities was 3.01% and 4.01% for the second quarter of 2012 and 2011, respectively. The annualized average yield on available-for-sale investment securities was 3.05% and 4.06% for the six months ended June 30, 2012 and 2011, respectively. The decrease in yield on our available-for-sale investment securities was caused, in part, by a historically flat yield curve for investment yields that has diminished returns available for this asset type.

Our average interest-bearing deposits were $343,389,921 and $391,255,203 for the second quarter of 2012 and 2011, respectively. This represented a decrease of $47,865,282, or 12.23%. Our average interest-bearing deposits were $353,907,101 and $396,241,599 for the six months ended June 30, 2012 and 2011, respectively. This represented a decrease of $42,334,498, or 10.68%. Total interest paid on deposits for the three and six months ended June 30, 2012 was $1,061,837 and 2,269,029, respectively, compared to $1,620,911 and $3,396,975 for the same periods of 2011. The annualized average cost of deposits was 1.24% and 1.66% for the three months ended June 30, 2012 and 2011, respectively. The annualized average cost of deposits was 1.29% and 1.73% for the six months ended June 30, 2012 and 2011, respectively. As our loan demand declined, we concurrently lowered our rates paid for deposits, especially for time deposits, which is the primary reason why the amounts of our average time deposits were 19.66% and 19.93% lower during the three and six months ended June 30, 2012 than during the comparable 2011 periods.

The average balance of other interest-bearing liabilities was $27,743,897 and $30,213,551 for the three months ended June 30, 2012 and 2011, respectively. This represented a decrease of $2,469,654 and 8.17%. For the six months ended June 30, 2012 and 2011 the average balance of other interest bearing liabilities was $25,762,983 and $29,713,503, respectively. This represented a decrease of $3,950,520, or 13.30%. The decrease in both periods is mainly attributable to the decrease in our average borrowings from the Federal Home Loan Bank. With the diminished loan demand we experienced during the past year, we utilized fewer borrowings from the Federal Home Loan Bank to meet our funding needs.

Rate/Volume Analysis

The following table sets forth, for the period indicated, certain information related to our average balance sheet and our average yields on assets and average costs of liabilities. Such yields are derived by dividing income or expense by the average balance of the corresponding assets or liabilities. Average balances have been derived from the daily balances throughout the periods indicated.

Three Months Ended June 30,

	Average Balances, Income and Expenses, and Rates
	2012			2011			2010
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Earning assets:
Loans (1)	$290,293	$4,104	5.69%	$337,755	$5,019	5.96%	$383,866	$5,853	6.12%
Securities, taxable	67,342	462	2.76	40,157	367	3.67	60,929	583	3.84
Securities, nontaxable	18,608	181	3.91	44,888	483	4.32	60,841	654	4.31
Other earning assets	35,364	30	0.34	36,193	31	0.34	37,984	27	0.28
Total earning assets	411,607	4,777	4.67	458,993	5,900	5.16	543,620	7,117	5.25
Non-earning assets:	60,721			61,643			59,094
Total assets	$472,328			$520,636			$602,714

Liabilities and Shareholders' Equity
Interest-bearing deposits:
Transaction accounts	$42,046	$17	0.16%	$36,423	$44	0.48%	$37,260	$45	0.48%
Savings and money
market accounts	115,765	88	0.30	123,829	259	0.84	106,910	343	1.29
Time deposits	185,579	957	2.07	231,003	1,318	2.29	324,730	2,365	2.93
Total interest-bearing deposits	343,390	1,062	1.24	391,255	1,621	1.66	468,900	2,753	2.36
Other interest-bearing liabilities:
Federal Home Loan Bank
bank borrowing	13,000	67	2.06	19,660	69	1.41	26,077	238	3.66
Junior subordinated debentures	10,310	60	2.36	10,310	(85)	(3.31)	10,310	155	6.01
Other	4,434	1	0.10	244	-	0.00	788	-	0.00
Total other interest-bearing
liabilities	27,744	128	1.86	30,214	(16)	(0.21)	37,175	393	4.23
Total interest-bearing liabilities	371,134	1,190	1.29	421,469	1,605	1.53	506,075	3,146	2.49
Noninterest-bearing deposits	56,550			49,374		`	44,076
Other liabilities	2,985			2,588			5,154
Shareholders' equity	41,659			47,205			47,409
Total liabilities and equity	$472,328			$520,636			$602,714

Net interest income/interest spread		$3,587	3.38%		$4,295	3.63%		$3,971	2.76%

Net yield on earning assets			3.50%			3.75%			2.93%

(1)	Includes mortgage loans held for sale and nonaccruing loans

Six Months Ended June 30,

	Average Balances, Income and Expenses, and Rates
	2012			2011			2010
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Earning assets:
Loans (1)	$297,062	$8,503	5.76%	$342,626	$10,090	5.94%	$393,496	$12,066	6.18%
Securities, taxable	66,750	927	2.79	37,504	672	3.61	61,031	1,193	3.94
Securities, nontaxable	19,381	378	3.92	46,422	1,017	4.42	60,685	1,307	4.34
Other earning assets	37,548	58	0.31	34,555	55	0.32	39,522	55	0.28
Total earning assets	420,741	9,866	4.72	461,107	11,834	5.18	554,734	14,621	5.32
Non earning assets:	59,660			62,401			56,346
Total assets	$480,401			$523,508			$611,080

Liabilities and Shareholders' Equity
Interest-bearing deposits:
Transaction accounts	$42,247	$49	0.23%	$37,381	$96	0.52%	$39,295	$88	0.45%
Savings and money
market accounts	118,248	210	0.36	117,294	472	0.81	104,040	680	1.32
Time deposits	193,412	2,010	2.09	241,567	2,829	2.36	335,501	4,858	2.92
Total interest-bearing deposits	353,907	2,269	1.29	396,242	3,397	1.73	478,836	5,626	2.37
Other interest-bearing liabilities:
Federal Home Loan Bank
bank borrowing	13,000	133	2.05	19,094	137	1.44	26,924	474	3.55
Junior subordinated debentures	10,310	123	1.19	10,310	(74)	(1.45)	10,310	307	6.01
Other	2,453	1	0.10	309	-	0.00	780	-	0.00
Total other interest-bearing liabilities	25,763	257	2.01	29,713	63	0.43	38,014	781	4.14
Total interest-bearing liabilities	379,670	2,526	1.34	425,955	3,460	1.64	516,850	6,407	2.50
Noninterest-bearing deposits	56,239			47,254			43,724
Other liabilities	2,840			2,531			3,983
Shareholders' equity	41,652			47,768			46,523
Total liabilities and equity	$480,401			$523,508			$611,080

Net interest income/interest spread		$7,340	3.38%		$8,374	3.54%		$8,214	2.82%

Net yield on earning assets			3.51%			3.66%			2.99%

(1)	Includes mortgage loans held for sale and nonaccruing loans

Net interest income can be analyzed in terms of the impact of changing interest rates and changing volume. The following tables set forth the effect which the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the periods presented.

Three Months Ended June 30,

	2012 Compared to 2011			2011 Compared to 2010
	Due to increase (decrease) in			Due to increase (decrease) in
(Dollars in thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Loan	$(693)	$(223)	$(916)	$(685)	$(149)	$(834)
Securities, taxable	203	(107)	96	(191)	(25)	(216)
Securities, tax exempt	(260)	(42)	(302)	(173)	2	(171)
Other earning assets	-	-	-	-	4	4
Total interest income	(750)	(372)	(1,122)	(1,049)	(168)	(1,217)

Interest expense:
Interest-bearing deposits
Interest-bearing transaction accounts	6	(33)	(27)	(1)	-	(1)
Savings and money market accounts	(16)	(156)	(172)	48	(132)	(84)
Time deposits	(242)	(118)	(360)	(599)	(448)	(1,047)
Total interest-bearing deposits	(252)	(307)	(559)	(552)	(580)	(1,132)

	2012 Compared to 2011			2011 Compared to 2010
	Due to increase (decrease) in			Due to increase (decrease) in
(Dollars in thousands)	Volume	Rate	Total	Volume	Rate	Total

Other interest-bearing liabilities
Federal Home Loan Bank borrowings	(28)	26	(2)	(49)	(120)	(169)
Junior subordinated debentures	1	146	147	-	(240)	(240)
Total other interest-bearing liabilities	(27)	172	145	(49)	(360)	(409)
Total interest expense	(279)	(135)	(414)	(601)	(940)	(1,541)
Net interest income	$(471)	$(237)	$(708)	$(448)	$772	$324

Six Months Ended June 30,

	2012 Compared to 2011			2011 Compared to 2010
	Due to increase (decrease) in			Due to increase (decrease) in
(Dollars in thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Loans	$(1,292)	$(294)	$(1,586)	$(1,519)	$(457)	$(1,976)
Securities, taxable	434	(179)	255	(428)	(93)	(521)
Securities, tax exempt	(535)	(104)	(639)	(314)	24	(290)
Other earning assets	5 (2)		3 (7)		7	-
Total interest income	(1,388)	(579)	(1,967)	(2,268)	(519)	(2,787)

Interest expense:
Interest-bearing deposits
Interest-bearing transaction accounts	12	(58)	(46)	(4)	12	8
Savings and money market accounts	4	(266)	(262)	79	(287)	(208)
Time deposits	(521)	(299)	(820)	(1,204)	(825)	(2,029)
Total interest-bearing deposits	(505)	(623)	(1,128)	(1,129)	(1,100)	(2,229)

Other interest-bearing liabilities
Federal Home Loan Bank borrowings	(51)	48	(3)	(111)	(226)	(337)
Junior subordinated debentures	-	197	197	-	(381)	(381)
Other	-	-	-	-	-	-
Total other interest-bearing liabilities	(51)	245	194	(111)	(607)	(718)
Total interest expense	(556)	(378)	(934)	(1,240)	(1,707)	(2,947)
Net interest income	$(832)	$(201)	$(1,033)	$(1,028)	$1,188	$160

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

More specifically, in determining our allowance for loan losses, we regularly review loans for specific and impaired reserves based on the appropriate impairment assessment methodology. Pooled reserves are determined using historical loss trends measured over a four-quarter average applied to risk rated loans grouped by Federal Financial Institutions Examination Council (“FFIEC”) call code and segmented by impairment status. The pooled reserves are calculated by applying the appropriate historical loss ratio to the loan categories. Impaired loans greater than a minimum threshold established by management are excluded from this analysis. The sum of all such amounts determines our pooled reserves. We calculate a loss factor for each geographic region, then weight the overall loss factor by the geographic weight remaining in the overall portfolio.  Over time, we expect these changes to our loan loss allowance methodology to have a material positive impact on our required allowance level as we continue to reduce our exposure to certain markets. We have shortened the period over which we review historical losses from eight quarters to four in response to industry trends and conditions; the shorter loss history window is more in line with our peer group and tracks more closely the unusual market volatility of the past several years, making the provision estimate more responsive to current economic conditions. The historical loss factors utilized in our model have been updated as of the end of the second quarter 2012 to reflect losses realized through the end of first quarter 2012.

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

Periodically, we adjust the amount of the allowance based on changing circumstances. We recognize loan losses to the allowance and add subsequent recoveries back to the allowance for loan losses. In addition, on a quarterly basis, we informally compare our allowance for loan losses to various peer institutions; however, we recognize that allowances will vary, as financial institutions are unique in the make-up of their loan portfolios and customers, which necessarily creates different risk profiles and risk weighting of qualitative factors for the institutions. We would only consider further adjustments to our allowance for loan losses based on this peer review if our allowance was significantly different from our peer group. To date, we have not made any such adjustment. There can be no assurance that charge-offs of loans in future periods will not exceed the allowance for loan losses as estimated at any point in time or that provisions for loan losses will not be significant to a particular accounting period, especially considering the overall weakness in the economic environment in our market areas.

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

As of June 30, 2012 and 2011, the allowance for loan losses was $5,241,995 and $4,695,843, respectively, an increase of $546,152, or 11.63%, from the 2011 allowance. The increase was largely tied to the increased charge-offs due to the continued weaknesses in our market over the first six months of 2012 as compared to the same period of 2011. As a percentage of total loans, the allowance for loan losses was 1.83% and 1.43% at June 30, 2012 and 2011, respectively. See the discussion regarding the provision expense and “Activity in the Allowance for Loan Losses” below for additional information regarding our asset quality and loan portfolio.

The provision for loan losses was $600,000 and $523,124 for the six months ended June 30, 2012 and 2011, respectively. This represents an increase of $76,876, or 14.70%. The increase in the provision expense for the six months ended June 30, 2012 is due partially to an increase in historical loss ratios in our coastal markets, but mainly to the deterioration of certain large credits, relating to real estate construction, during the first quarter of 2012. We did not record a provision for loan losses for the second quarter of 2012, whereas we recorded a provision of $282,010 for the second quarter of 2011. Our analysis of the allowance for loan losses as of June 30, 2012 showed that our overall loss rates have been stabilizing over the past several allowance calculations and that our credit exposure in the Myrtle Beach market and the Charleston market, which were particularly hard-hit by the downturn in the real estate markets, is phasing out.

We believe the allowance for loan losses at June 30, 2012, is adequate to meet potential loan losses inherent in the loan portfolio and, as described earlier, to maintain the flexibility to adjust the allowance should our local economy and loan portfolio either improve or decline in the future.

Noninterest Income

Noninterest income increased $161,784, or 10.18%, to $1,751,648 for the second quarter of 2012 from $1,589,864 for the second quarter of 2011. Noninterest income increased $409,532, or 15.77%, to $3,006,089 for the first half of 2012 from $2,596,557 for the first half of 2011. The increase in our noninterest income for both periods is due primarily to the increase of $163,980 and $251,090 in gain on sale of mortgage loans for the three and six months ended June 30, 2012, respectively. Because of historically low mortgage rates in effect during the first six months of 2012, we experienced an increase in the volume of homeowners refinancing their existing mortgages.

Noninterest Expense

For the quarter ended June 30, 2012, noninterest expense totaled $5,258,675 which is $48,436, or 0.91%, lower than our noninterest expense for the quarter ended June 30, 2011. For the six months ended June 30, 2012 and 2011, noninterest expense totaled $9,288,131 and $10,331,011, respectively, a decrease of $1,042,880, or 10.09% for 2012 compared to 2011.

During the latter part of 2011, we made a vigorous review of our expense categories. Based on this review, we implemented a number of operational changes that resulted in a reduction of a number of our noninterest expenses for the three and six months ended June 30, 2012 versus the comparable 2011 periods. The largest reduction realized was $136,444 and $763,594 in our expense for salaries and benefits for the three and six months ended June 30, 2012, respectively. Included in the expense achieved in the first six months of 2012 is $353,003 attributable to the cancellation of all stock appreciation rights that were outstanding at December 31, 2011, during the first quarter of 2012. Additional information regarding the cancellation of the stock appreciation rights is provided in Note 10 to our financial statements.

Additionally, with the reduction in our deposits base, the cost of our Federal Deposit Insurance premiums were $97,687 and $197,779 lower for the three and six months ended June 30, 2012, respectively, compared to same periods in 2011.

The favorable factors mentioned above were offset by increases in the following noninterest expenses for the three and six months ended June 30, 2012 compared to the same 2011 periods.

1.	Professional fees for the quarters ended June 30, 2012 and 2011, were $295,934 and $204,539, respectively, which represents an increase of $91,395. For the six months ended June 30, 2012, the professional fees were $469,646 and $425,483, respectively, an increase of $44,163. In both periods, the increase is attributable to consultant fees for the development of a new risk management program.

2.	Insurance expense was $36,943 and $76,453 higher for the three and six months ended June 30, 2012, respectively, compared to the comparable 2011 periods. The increases are due to the expanded policy coverage and higher insurance premiums.

3.	Furniture and equipment expense for the quarters ended June 30, 2012 and 2011 was $393,277 and $312,952, respectively, which represents an increase of $80,325. For the six months ended June 30, 2012, the expense was $752,936 and $627,622, respectively, an increase of $125,314. The increases are due to the recent outsourcing of our data processing and servers to a vendor. While we will have more processing costs in the future, we believe these costs will be offset by lower computer hardware and maintenance costs in the future.

Income Taxes

The income tax expense related to the Company’s pre-tax income for the first two quarters of 2012 was offset by a reversal of an equal amount of the Company’s valuation allowance related to its deferred tax assets. Therefore, no income tax provision was recorded for the three and six months ended June 30, 2012.

Balance Sheet Review

General

At June 30, 2012, we had total assets of $471.3 million, consisting principally of $286.0 million in loans, $84.4 million in investment securities, and $40.2 million in cash and due from banks. Our liabilities at June 30, 2012, totaled $429.4 million, which consisted principally of $399.2 million in deposits, $13.0 million in FHLB advances, and $14.7 million in other borrowings. At June 30, 2012, our shareholders’ equity was $41.8 million.

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

At June 30, 2012 our investment in available-for-sale securities was $82,759,656, this is $1,774,662, or 2.10%, lower than our investment of $84,534,318 in available-for-sale securities at December 31, 2011.

The amortized costs and the fair value of our securities available-for-sale at June 30, 2012 and December 31, 2011 are shown in the following table.

	June 30, 2012		December 31, 2011
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Government sponsored enterprises	$7,815,414	$8,154,250	$2,839,706	$3,024,945
Mortgage-backed securities	57,466,979	59,269,584	59,748,500	61,560,402
Municipal securities	14,377,792	15,328,822	19,084,899	19,937,971
Other	100,000	7,000	100,000	11,000
Total	$79,760,185	$82,759,656	$81,773,105	$84,534,318

At June 30, 2012, securities classified as available-for-sale are recorded at fair market value. Approximately 72% of the unrealized losses is the result of a single security in a continuous loss position for twelve months or more. We do not intend to sell this security in the near future and it is more likely than not that we will not be required to sell this security before recovery of its amortized cost. Based on industry analyst reports and credit ratings, we believe that the deterioration in value is not considered other-than-temporary. Please see Note 4 to our financial statements for additional information.

Securities Available-for-Sale Maturity Distribution and Yields

Contractual maturities and yields on our available-for-sale securities at June 30, 2012 are shown in the following table. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	U.S Government
	Agencies and
	Corporations		Municipals		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield
Due within one year	$-	0.00%	$1,444	4.09%	$1,444	4.09%
Due after one year but within five years	-	0.00	2,054	6.92	2,054	6.92
Due after five years but within ten years	8,154	3.09	5,216	4.13	13,370	3.48
Due after ten years	-	0.00	6,615	4.23	6,615	4.23
Total securities (1)	$8,154	3.09%	$15,329	4.15%	$23,483	4.04%

(1)	Excludes mortgage-backed securities totaling $59,269,584 with a yield of 3.20% and other securities totaling $7,000.

At June 30, 2012 and December 31, 2011, nonmarketable equity securities totaled $1,619,900 and $2,431,800, respectively, consisting of Federal Home Loan Bank stock and Community Bankers Bank stock. These stocks are recorded at their original cost. At June 30, 2012 and December 31, 2011 the Federal Home Loan Bank stock totaled $1,561,800 and $2,373,700, respectively. The Community Bankers Bank stock totaled $58,100 at June 30, 2012 and December 31, 2011.

Loans

Loans, including loans held for sale, are the largest category of earning assets and typically provide higher yields than the other types of earning assets. Associated with the higher loan yields are the inherent credit and liquidity risks that we attempt to control and counterbalance. Loans averaged $297,061,801 during the six months ended June 30, 2012 compared to $342,625,450 during the six months ended June 30, 2011, a decrease of $45,563,649, or 13.30%. At June 30, 2012, total loans were $287,574,734 compared to $306,261,700 at December 31, 2011, a decrease of $18,686,966, or 6.10%. Excluding loans held for sale, loans were $285,982,883 at June 30, 2012, compared to $303,398,403 at December 31, 2011, which equated to a decrease of $17,415,520, or 5.74%. During six months of 2012 we charged off loans totaling $3,693,957 and foreclosed on loans totaling $4,138,633, whereby the loan balances were transferred to other real estate owned. The remainder of this decrease is the result of the economic downturn in our markets and worldwide deleveraging that caused the volume of new loan customers and average loan balances carried by current customers to decrease.

The following table summarizes the composition of our loan portfolio June 30, 2012 and December 31, 2011.

	June 30,	% of	December 31,	% of
	2012	Total	2011	Total
Mortgage loans on real estate
Construction	$36,745,200	12.85%	$43,320,482	14.28%
Residential 1-4 family	42,497,952	14.86	42,837,510	14.13
Multifamily	8,677,406	3.04	8,630,232	2.84
Second mortgages	4,432,261	1.55	4,503,752	1.48
Equity lines of credit	23,706,551	8.29	24,998,277	8.24
Total residential	79,314,170	27.74	80,969,771	26.69
Nonresidential	129,960,779	45.44	133,603,482	44.03
Total real estate loans	246,020,149	86.03	257,893,735	85.00
Commercial and industrial	31,369,008	10.97	36,465,095	12.02
Consumer	8,531,448	2.98	8,649,649	2.85
Other, net	62,278	0.02	389,924	0.13
Total loans	$285,982,883	100.00%	$303,398,403	100.00%

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

The largest component of our loan portfolio is real estate mortgage loans. At June 30, 2012, real estate mortgage loans totaled $246,020,149 and represented 86.03% of the total loan portfolio, compared to $257,893,735, or 85.00%, at December 31, 2011.

Real estate construction loans were $36,745,200 and $43,320,482 at June 30, 2012 and December 31, 2011, respectively, and represented 12.85% and 14.28% of the total loan portfolio, respectively.

Residential mortgage loans totaled $79,314,170 at June 30, 2012 and represented 27.74% of the total loan portfolio, compared to $80,969,771 and 26.69%, respectively, at December 31, 2011. Residential real estate loans consist of first and second mortgages on single or multi-family residential dwellings.

Nonresidential mortgage loans, which include commercial loans and other loans secured by multi-family properties and farmland, totaled $129,960,779 at June 30, 2012 compared to $133,603,482 at December 31, 2011.

Currently, the demand for all types of real estate mortgage loans in our market area is very weak, largely because of the general economic downturn that has affected many businesses and individuals in our market area.

Commercial and industrial loans decreased to $31,369,008 at June 30, 2012, from $36,465,095 at December 31, 2011. The decrease is mainly due to the economic downturn in our markets that caused demand for these types of loans to decrease. At June 30, 2012 and December 31, 2011, commercial and industrial loans represented 10.97% and 12.02%, respectively, of the total loan portfolio.

Our loan portfolio is also comprised of consumer and other loans that totaled $8,593,726 and $9,039,573 at June 30, 2012 and December 31, 2011, respectively. At June 30, 2012 and December 31, 2011, these loans represented 3.00% and 2.98%, respectively, of the total loan portfolio.

Our loan portfolio reflects the diversity of our markets.  The economies of our markets contain elements of medium and light manufacturing, higher education, regional health care, and distribution facilities. We expect our local economy to remain stable; however, due to current economic challenges facing our markets, we do not expect any material growth in our loan portfolio in the near future.  Additionally, we do not engage in foreign lending.

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

Loan Maturity Schedule and Sensitivity to Changes in Interest Rates

The following table summarizes the loan maturity distribution by collateral type and related interest rate characteristics at June 30, 2012.

		Over
		One Year
	One Year or	Through	Over Five
(Dollars in thousands)	Less	Five Years	Years	Total
Commercial and industrial	$15,333	$16,036	$-	$31,369
Real estate	100,347	120,368	25,305	246,020
Consumer and other	1,912	6,111	571	8,594
	$117,592	$142,515	$25,876	$285,983
Loans maturing after one year with:
Fixed interest rates				$107,535
Floating interest rates				60,856
				$168,391

Activity in the Allowance for Loan Losses

The following table summarizes the activity related to our allowance for loan losses for the six months ended June 30, 2012 and 2011.

	Six Months Ended
	June 30,
(Dollars in thousands)	2012	2011
Balance, January 1	$7,743	$6,271
Loans charged off:
Real estate – Construction	2,003	1,035
Real estate – Residential	289	977
Real estate – Nonresidential	618	75
Commercial and industrial	780	415
Consumer and other	4	15
Total loan losses	3,694	2,517
Recoveries of previous loan losses:
Real estate – Construction	242	253
Real estate – Residential	39	58
Real estate – Nonresidential	21	70
Commercial and industrial	283	38
Consumer and other	8	-
Total recoveries	593	419
Net charge-offs	(3,101)	(2,098)
Provision for loan losses	600	523
Balance, June 30	$5,242	$4,696

Total loans outstanding, end of period	$285,983	$328,772

Allowance for loan losses to loans outstanding	1.83%	1.43%

Risk Elements in the Loan Portfolio

The following table shows the nonperforming assets at June 30, 2012 and 2011.

	June 30,
(Dollars in thousands)	2012	2011
Loans over 90 days past due and still accruing	$200	$4,615
Loans on nonaccrual:
Real estate – Construction	3,430	9,528
Real estate – Residential	4,032	3,445
Real estate – Nonresidential	9,480	6,496
Commercial and industrial	862	739
Consumer and other	23	9
Total nonaccrual loans	17,827	20,217
Total of nonperforming loans	18,027	24,832
Other nonperforming assets	22,261	19,674
Total nonperforming assets	$40,288	$44,506

Percentage of nonperforming assets to total assets	8.55%	8.69%
Percentage of nonperforming loans to total loans	6.30%	7.55%
Allowance for loan losses as a percentage of non-performing loans	29.08%	18.91%

Loans over 90 days past due and still accruing – As of June 30, 2012 and 2011, we had loans totaling $199,790 and $4,614,678, respectively, that were past due over 90 days and still accruing interest. All loans are secured by real estate and included in our impaired loan classification at June 30, 2012 and 2011.

Nonaccruing loans – At June 30, 2012 and 2011, loans totaling $17,827,261 and $20,217,438, respectively, were in nonaccrual status. Generally, loans are placed on nonaccrual status if principal or interest payments become 90 days past due and/or we deem the collectability of the principal and/or interest to be doubtful. Generally, once a loan is placed in nonaccrual status, all previously accrued and uncollected interest is reversed against interest income, unless collection of interest accrued to date is expected. Interest income on nonaccrual loans is recognized on a cash basis when the ultimate collectability is no longer considered doubtful. Loans are returned to accrual status when the principal and interest amounts contractually due are brought current and future payments are reasonably assured. If interest on our loans classified as nonaccrual at June 30, 2012 and 2011 had been recognized on a fully accruing basis, we would have recorded approximately $302,000 and $478,000 of additional interest income for the six months ended June 30, 2012 and 2011, respectively. We note that the increased volume of nonaccrual real estate mortgage loans was roughly offset by a reduction in the volume of non-accrual real estate construction loans that were primarily located in coastal markets that were harder hit by the economic downturn. All nonaccruing loans at June 30, 2012 and 2011 were included in our classification of impaired loans at those dates.

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

At June 30, 2012 there were 42 loans classified as TDR totaling $12,189,375. Of the 42 loans, 13 loans totaling $6,234,412 were performing while 29 loans totaling $5,954,963 were not performing. At June 30, 2011, there were 10 loans classified as TDR totaling $2,827,504. All 10 loans were performing at that date. From June 30, 2011 to June 30, 2012 TDR loans increased by $9,361,871 due to the increase in the volume of problem loans that were modified to enhance the borrowers' repayment ability. All restructured loans resulted in either extended maturity or lowered rates and were included in the impaired loan balance.

Impaired loans - At June 30, 2012, we had impaired loans totaling $25,779,121, as compared to $28,402,226 at June 30, 2011. Included in the impaired loans at June 30, 2012 were 15 borrowers that accounted for approximately 74.75% of the total amount of the impaired loans at that date. These loans were primarily commercial real estate loans located in coastal South Carolina. Impaired loans, as a percentage of total loans, were 9.01% at June 30, 2012 as compared to 8.64% at June 30, 2011.

During the first six months of 2012, the average investment in impaired loans was approximately $26,306,000 as compared to $25,419,000 during the first six months of 2011. Impaired loans with a specific allocation of the allowance for loan losses totaled approximately $6,715,000 and $1,393,000 at June 30, 2012 and 2011, respectively. The amount of the specific allocation at June 30, 2012 and 2011 was $662,146 and $173,755, respectively.

The downturn in the real estate market that began in 2008 and continued into 2012 has resulted in an increase in loan delinquencies, defaults and foreclosures; however, we believe these trends are stabilizing as the liquidation prices for our other real estate owned have stabilized for vertical construction, indicating some stabilization of demand for that product.  In some cases, the current economic downturn has resulted in a significant impairment to the value of our collateral and limits our ability to sell the collateral upon foreclosure at its appraised value. There is also risk that downward trends could continue at a higher pace.  If real estate values further decline, it is also more likely that we would be required to increase our allowance for loan losses.

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

As of June 30, 2012, we had OREO properties totaling $22,261,300, geographically located in the following South Carolina areas - 80% in the Coastal area, 11% in the Columbia area and 9% in the Florence area.  The combined nature of these properties is 88% commercial and 12% residential and other.  While we are diligently trying to dispose of our OREO properties, the currently depressed real estate market in many of these market segments affects our ability to do so in a timely manner without experiencing additional losses.  Additionally, there can be no assurance that these properties can be sold for their carrying values.

From June 30, 2011 to June 30, 2012, OREO increased $2,587,796, or 13.15% due to a number of large foreclosures. While OREO properties that consist of raw land continue to be difficult to sell, the majority of our OREO inventory with improvements is income producing, either through sale or interim leasing. This cash flow helps offset direct costs such as taxes and insurance, while offsetting opportunity cost during marketing. During the first two quarters of 2012 and 2011, income earned on OREO was $98,803 and $12,126, respectively.

Deposits and Other Interest-Bearing Liabilities

Average interest-bearing liabilities decreased $46,285,018 or 10.87%, to $379,670,084 for the six months ending June 30, 2012 from $425,955,102 for the six months ended June 30, 2011.

Deposits - For the six months ended June 30, 2012 and 2011, average total deposits were $410,146,392 and $443,495,143, respectively, which is a decrease of $33,348,751, or 7.52%. At June 30, 2012 and December 31, 2011, total deposits were $399,220,954 and $427,816,497 respectively, a decrease of $28,595,543, or 6.68%.

Average interest-bearing deposits decreased $42,334,498, or 10.68%, to $353,907,101 for the six months ended June 30, 2012, from $396,241,599 for the six months ended June 30, 2011.

The average balance of non-interest bearing deposits increased $8,985,747, or 19.02%, to $56,239,291 for the six months ended June 30, 2012, from $47,253,544 for the six months ended June 30, 2011.

The following table shows the average balance amounts and the average rates paid on deposits held by us for the six months ended June 30, 2012 and 2011.

	Six Months Ended June 30,
	2012		2011
	Average	Average	Average	Average
	Amount	Rate	Amount	Rate
Noninterest bearing demand deposits	$56,239,291	0.00%	$47,253,544	0.00%
Interest bearing demand deposits	42,247,296	0.16	37,380,951	0.52
Savings accounts	118,248,247	0.30	117,293,516	0.81
Time deposits	193,411,558	2.07	241,567,132	2.36
Total	$410,146,392	1.11%	$443,495,143	1.54%

Core deposits, which exclude time deposits of $100,000 or more, provide a relatively stable funding source for our loan portfolio and other earning assets. Our core deposits were $288,409,356 and $305,342,295 at June 30, 2012 and December 31, 2011, respectively. As of June 30, 2012 and December 31, 2011, our core deposits were 72.24% and 71.37% of total deposits, respectively.

Included in time deposits of $100,000 and over, at June 30, 2012 and December 31, 2011 are brokered time deposits of $76,860,000 and $90,860,000, respectively, equating to a decrease of $14,000,000. In accordance with our asset/liability management strategy, we do not intend to renew or replace the outstanding brokered deposits at June 30, 2012, when they mature.

Deposits, and particularly core deposits, have been our primary source of funding and have enabled us to meet successfully both our short-term and long-term liquidity needs. We anticipate that such deposits will continue to be our primary source of funding in the future. Our loan-to-deposit ratio was 71.64% and 70.92% on June 30, 2012 and December 31, 2011, respectively.

The maturity distribution of our time deposits of $100,000 or more at June 30, 2012, is set forth in the following table:

June 30,
2012
Three months or less	$30,598,735
Over three through twelve months	38,607,818
Over one year through three years	32,371,749
Over three years	9,233,296
Total	$110,811,598

Approximately 62.45% of our time deposits of $100,000 or more had scheduled maturities within one year. Large certificate of deposit customers tend to be extremely sensitive to interest rate levels, making these deposits less reliable sources of funding for liquidity planning purposes than core deposits. We expect most certificates of deposits with maturities less than one year to be renewed upon maturity. However, there is the possibility that some certificates may not be renewed. We believe that, should these certificates of deposit not be renewed, the impact would be minimal on our operations and liquidity due to the availability of other funding sources.

Other Borrowings – Other borrowings at June 30, 2012 and December 31, 2011, consist of the following:

	June 30,	December 31,
	2012	2011
Securities sold under agreement to repurchase	$4,377,004	$-
Advances from the Federal Home Loan Bank	13,000,000	13,000,000
Junior subordinated debentures	10,310,000	10,310,000

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

Capital Resources

Total shareholders' equity at June 30, 2012 and December 31, 2011 was $41,838,980 and $41,117,990, respectively. The $720,990 increase during the first half of 2012 resulted mainly from our net income of $458,318 and our other comprehensive income of $157,251 for the first six months of 2012.

The following table shows the return on average assets (net income divided by average total assets), return on average equity (net income divided by average equity), and equity to assets ratio (average equity divided by average total assets) for the six months ended June 30, 2012 and 2011. While we have not paid a cash dividend on our common stock since our inception, the Company has declared and paid dividends on its outstanding shares of preferred stock, and made quarterly interest payments on its trust-preferred securities. Under the terms of the Company MOU, the terms of which are more fully described as part of “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Regulatory Matters,” the Company must request prior approval from the Federal Reserve prior to declaring or paying dividends on our common stock or preferred stock, or making scheduled interest payments on our trust-preferred securities. Such approval was not granted by the Federal Reserve for payment of the Company’s dividends and interest payments due and payable in the fourth quarter of 2011 or for the first three quarters of 2012.

	Six Months Ended
	June 30,
	2012	2011
Return on average assets	0.19%	0.21%
Return on average equity	2.21	2.26
Average equity to average assets ratio	8.67	9.12

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

The Company and the Bank were each considered to be “well capitalized” for regulatory purposes at June 30, 2012 and December 31, 2011. The following table shows the regulatory capital ratios for the Company and the Bank at June 30, 2012 and December 31, 2011.

	June 30, 2012		December 31, 2011
	Holding		Holding
	Company	Bank	Company	Bank
Tier 1 capital (to risk-weighted assets)	15.79%	14.43%	14.80%	13.59%
Total capital (to risk-weighted assets)	14.54%	13.18%	13.54%	12.33%
Leverage or Tier 1 capital (to total average assets)	10.58%	9.64%	9.85%	8.96%

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

Off-Balance Sheet Risk

Through our operations, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At June 30, 2012 we had issued commitments to extend credit of $30.0 million and standby letters of credit of $34 thousand through various types of commercial lending arrangements. Approximately $27.1 million of these commitments to extend credit had variable rates.

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at June 30, 2012:

			After
		After One	Three
	Within	Through	Through	Within	Greater
	One	Three	Twelve	One	Than
(Dollars in Thousands)	Month	Months	Months	Year	One Year	Total
Unused commitments to extend credit	$2,784	$3,277	$6,273	$12,334	$17,625	$29,959
Standby letters of credit	-	-	34	34	-	34
Totals	$2,784	$3,277	$6,307	$12,368	$17,625	$29,993

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

We were liability sensitive during the year ended December 31, 2011 and during the six months ended June 30, 2012.  As of June 30, 2012, we expect to be liability sensitive for the next six months because a majority of our deposits reprice over a 12-month period.  Approximately 39% of our loans were variable rate loans at June 30, 2012.  The ratio of cumulative gap to total earning assets after 12 months was a negative 18.11% because $74.3 million more liabilities will reprice in a 12-month period than assets.   However, our gap analysis is not a precise indicator of our interest sensitivity position.  The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally.  For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but those rates are viewed by us as significantly less interest-sensitive than market-based rates such as those paid on noncore deposits.  Net interest income may be affected by other significant factors in a given interest rate environment, including changes in the volume and mix of interest-earning assets and interest-bearing liabilities.

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

At June 30, 2012, our liquid assets, consisting of cash and cash equivalents amounted to $40.2 million, or 8.53% of total assets.  Our investment securities, excluding nonmarketable securities, at June 30, 2012, amounted to $82.8 million, or 17.56% of total assets.  Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner.  However, $15.7 million of these securities were pledged as collateral to secure public deposits and borrowings as of June 30, 2012.  At December 31, 2011, our liquid assets, consisting of cash and cash equivalents, amounted to $44.0 million, or 8.90% of total assets.  Our investment securities, excluding nonmarketable securities, at December 31, 2011 amounted to $84.5 million, or 17.08% of total assets.  Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner.  However, $17.4 million of these securities were pledged as collateral to secure public deposits and borrowings as of December 31, 2011.

Our ability to maintain and expand our deposit base and borrowing capabilities serves as our primary source of liquidity.  For the near future, it is our intention to reduce the use of wholesale funding to fund loan demand.  We plan to meet our future cash needs through the liquidation of temporary investments, the generation of deposits, and from additional borrowings.  In addition, we will receive cash upon the maturity and sale of loans and the maturity of investment securities. At June 30, 2012, we had a $6.4 million unused line of credit with the Federal Reserve Bank and had sufficient unpledged securities that would have allowed us to borrow up to $67.1 million from the Federal Reserve Bank.  Also, as member of the Federal Home Loan Bank of Atlanta, (the “FHLB”) we can make applications for borrowings that can be made for leverage purposes.  The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the bank be pledged to secure any advances from the FHLB. We have an available line to borrow funds from the Federal Home Loan Bank up to 30% of the Bank’s total assets, which provide available funds of $145.8 million at June 30, 2012.  At that date the bank had drawn $13.0 million on this line.  We believe that the sources described above will be sufficient to meet our future liquidity needs.

The Company is largely dependent upon dividends from the Bank as a source of cash.  The Bank MOU restricts the ability of the Bank to declare and pay dividends to the Company.  The Company MOU requires the Company to obtain approval of the Federal Reserve Bank prior to declaring dividends.  The Federal Reserve did not approve the Company’s request to pay dividends and interest payments relating to its outstanding classes of preferred stock and trust preferred securities due and payable in the fourth quarter of 2011 and for the first three quarters of 2012. As a result, these payments were not paid in the fourth quarter of 2011 and the first two quarters of 2012 and will not be paid in the third quarter of 2012. See “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Regulatory Matters” for additional information relating to the Company MOU.

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

Interest Sensitivity Analysis

The following table sets forth information regarding our rate sensitivity as of June 30, 2012, for each of the time intervals indicated. The information in the table may not be indicative of our rate sensitivity position at other points in time. In addition, the maturity distribution indicated in the table may differ from the contractual maturities of the earning assets and interest-bearing liabilities presented due to consideration of prepayment speeds under various interest rate change scenarios in the application of the interest rate sensitivity methods described above.

			After		Greater
		After One	Three		Than One
	Within	Through	Through	Within	Year or
	One	Three	Twelve	One	Non-
(Dollars in Thousands)	Month	Months	Months	Year	Sensitive	Total
Interest-Earning Assets
Interest-bearing deposits in other banks	$38,458	$-	$-	$38,458	$-	$38,458
Loans (1)	57,955	34,973	87,112	180,040	107,535	287,575
Securities, taxable	-	-	-	-	67,431	67,431
Securities, nontaxable	-	-	1,444	1,444	13,885	15,329
Nonmarketable securities	1,620	-	-	1,620	-	1,620
Time deposits in other banks	-	-	101	101	-	101
Total earning assets	98,033	34,973	88,657	221,663	188,851	410,514

Interest-Bearing Liabilities
Interest-bearing deposits:
Demand deposits	$44,282	$-	$-	$44,282	$-	$44,282
Savings deposits	114,510	-	-	114,510	-	114,510
Time deposits	22,364	39,561	68,895	130,820	51,972	182,792
Total interest-bearing deposits	181,156	39,561	68,895	289,612	51,972	341,584
Federal Home Loan Bank Advances	-	-	2,000	2,000	11,000	13,000
Junior subordinated debentures	-	-	-	-	10,310	10,310
Repurchase agreements	4,377	-	-	4,377	-	4,377
Total interest-bearing liabilities	185,533	39,561	70,895	295,989	73,282	369,271

Period gap	$(87,500)	$(4,588)	$17,762	$(74,326)	$115,569

Cumulative gap	$(87,500)	$(92,088)	$(74,326)	$(74,326)	$41,243

Ratio of cumulative gap to total earning assets	(21.31)%	(22.43)%	(18.11)%	(18.11)%	10.05%

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	The following stock repurchases were made during the period covered by this report in connection with administration of the Company’s employee stock ownership plan.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2012 – April 30, 2012	-	$-	-	-
May 1, 2012 - May 31, 2012	-	$-	-	-
June 1, 2012 – June 30, 2012	6,255	$1.30	-	-
	6,255	$1.30	-	-

Item 6. Exhibits

Exhibit Number	Exhibit

31.1	Certification pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended.
31.2	Certification pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive Data Files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 in XBRL. Pursuant to Regulation 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and are otherwise not subject to liability.

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST RELIANCE BANCSHARES, INC.

Date: August 13, 2012	By:	/s/ F.R. SAUNDERS, JR.
F. R. Saunders, Jr.
President and Chief Executive Officer

Date: August 13, 2012	By:	/s/ JEFFERY A. PAOLUCCI
Jeffery A. Paolucci
Senior Vice President and Chief Financial Officer

-43-