Form 10-Q
period 2012-09-30
FIRST RELIANCE BANCSHARES INC
filed 2012-11-13
CIK 1172102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2012

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

2170 West Palmetto Street
Florence, South Carolina 29501
(Address of Principal Executive Offices)

(843) 656-5000

(Registrant’s Telephone Number, Including Area Code)

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date:

4,096,774 shares of common stock, par value $0.01 per share, as of October 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐    No ☒

FIRST RELIANCE BANCSHARES, INC.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2012	2011
	(Unaudited)	(Audited)
Assets
Cash and cash equivalents:
Cash and due from banks	$1,166,698	$2,134,864
Interest-bearing deposits with other banks	39,536,507	41,885,966
Total cash and cash equivalents	40,703,205	44,020,830

Time deposits in other banks	100,953	100,373

Securities available-for-sale	64,504,304	84,534,318
Nonmarketable equity securities	1,387,400	2,431,800
Total investment securities	65,891,704	86,966,118

Mortgage loans held for sale	3,977,700	2,863,297

Loans receivable	275,156,230	303,398,403
Less allowance for loan losses	(4,341,422)	(7,743,470)
Loans, net	270,814,808	295,654,933

Premises, furniture and equipment, net	24,825,928	25,205,064
Accrued interest receivable	1,376,945	1,938,807
Other real estate owned	15,358,935	22,135,921
Cash surrender value life insurance	12,510,079	12,228,829
Other assets	3,029,928	3,852,250

Total assets	$438,590,185	$494,966,422

Liabilities and Shareholders’ Equity
Liabilities
Deposits
Noninterest-bearing transaction accounts	$56,365,386	$52,299,017
Interest-bearing transaction accounts	42,331,861	42,092,193
Savings	108,439,833	122,528,570
Time deposits $100,000 and over	93,891,131	122,474,202
Other time deposits	63,316,139	88,422,515
Total deposits	364,344,350	427,816,497

Securities sold under agreement to repurchase	4,711,362	-
Advances from Federal Home Loan Bank	13,000,000	13,000,000
Junior subordinated debentures	10,310,000	10,310,000
Accrued interest payable	409,899	317,678
Other liabilities	3,627,383	2,404,257
Total liabilities	396,402,994	453,848,432

Shareholders’ Equity
Preferred stock
Series A cumulative perpetual preferred stock - 15,349 shares issued and outstanding	15,071,307	14,925,265
Series B cumulative perpetual preferred stock - 767 shares issued and outstanding	790,560	802,951
Series C cumulative mandatory convertible preferred stock - 2,293 shares shares issued and outstanding	2,293,000	2,293,000
Common stock, $0.01 par value; 20,000,000 shares authorized, 4,096,774 and 4,084,400 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	40,968	40,844
Capital surplus	28,001,244	27,992,485
Treasury stock, at cost, 19,289 and 13,245 shares at September 30, 2012 and December 31, 2011, respectively	(182,215)	(173,650)
Nonvested restricted stock	(175,977)	(320,196)
Retained deficit	(5,303,352)	(6,304,429)
Accumulated other comprehensive income	1,651,656	1,861,720
Total shareholders’ equity	42,187,191	41,117,990

Total liabilities and shareholders’ equity	$438,590,185	$494,966,422

See notes to condensed consolidated financial statements

FIRST RELIANCE BANCSHARES, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Interest income:
Loans, including fees	$4,196,618	$5,037,612	$12,699,918	$15,127,300
Investment securities:
Taxable	445,994	531,989	1,373,027	1,204,229
Nontaxable	128,216	276,460	506,305	1,294,037
Other interest income	22,844	20,086	80,838	74,694
Total	4,793,672	5,866,147	14,660,088	17,700,260

Interest expense:
Time deposits	823,399	1,204,764	2,833,290	4,034,291
Other deposits	87,814	261,227	346,952	828,675
Other interest expense	129,890	125,780	386,917	188,544
Total	1,041,103	1,591,771	3,567,159	5,051,510

Net interest income	3,752,569	4,274,376	11,092,929	12,648,750

Provision for loan losses	350,955	3,036,820	950,955	3,559,944

Net interest income after provision for loan losses	3,401,614	1,237,556	10,141,974	9,088,806

Noninterest income:
Service charges on deposit accounts	451,027	480,078	1,301,545	1,372,868
Gain on sales of mortgage loans	303,228	362,972	855,966	664,620
Income from bank owned life insurance	91,573	101,307	281,250	301,945
Other charges, commissions and fees	250,335	207,348	719,344	606,591
Gain (loss) on sale of securities	1,298,627	(64,274)	1,806,414	516,582
Other non-interest income	57,544	20,875	493,904	242,257
Total	2,452,334	1,108,306	5,458,423	3,704,863

Noninterest expenses:
Salaries and employee benefits	1,975,606	2,318,510	5,771,871	6,878,369
Occupancy expense	375,971	383,421	1,108,232	1,119,734
Furniture and equipment expense	330,979	203,634	1,083,915	831,256
Other operating expenses	2,494,982	2,652,500	6,501,651	7,059,717
Total	5,177,538	5,558,065	14,465,669	15,889,076

Net income (loss) before income taxes	676,410	(3,212,203)	1,134,728	(3,095,407)

Income tax expense	-	5,554,099	-	5,134,705

Net income (loss)	676,410	(8,766,302)	1,134,728	(8,230,112)

Preferred stock dividends	249,248	249,248	747,743	747,743
Deemed dividends on preferred stock resulting from net accretion of discount and amortization of premium	44,876	44,875	133,652	133,163

Net income (loss) available to common shareholders	$382,286	$(9,060,425)	$253,333	$(9,111,018)

Average common shares outstanding, basic	4,096,774	4,094,459	4,093,148	4,103,189
Average common shares outstanding, diluted	4,281,099	4,094,459	4,290,298	4,103,189

Basic earnings (loss) per share	$0.09	$(2.21)	$0.06	$(2.22)
Diluted earnings (loss) per share	$0.09	$(2.21)	$0.06	$(2.22)

See notes to condensed consolidated financial statements

FIRST RELIANCE BANCSHARES, INC.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Net income (loss) from operations	$676,410	$(8,766,302)	$1,134,728	$(8,230,112)

Other Comprehensive income, net of tax:
Unrealized holding gains on available-for-sale securities arising during period	489,779	1,381,239	982,169	3,116,118
Reclassification adjustment for (gains) loss realized in net income from operations	(857,094)	42,421	(1,192,233)	(340,944)

Other comprehensive income (loss)	(367,315)	1,423,660	(210,064)	2,775,174

Comprehensive income (loss)	$309,095	$(7,342,642)	$924,664	$(5,454,938)

See notes to condensed consolidated financial statements

FIRST RELIANCE BANCSHARES, INC.

Condensed Consolidated Statements of Shareholders’ Equity

For the Nine Months Ended September 30, 2012 and 2011

(Unaudited)

							Accumulated
							Other
					Nonvested	Retained	Comprehensive
	Preferred	Common	Capital	Treasury	Restricted	Earnings	Income
	Stock	Stock	Surplus	Stock	Stock	(Deficit)	(Loss)	Total

Balance, December 31, 2010	$17,843,176	$41,159	$28,140,094	$(168,864)	$(679,264)	$4,002,469	$(586,926)	$48,591,844

Net loss						(8,230,112)		(8,230,112)

Other comprehensive gain, net of tax expense of $1,379,279							2,775,174	2,775,174

Preferred Stock Dividend						(747,743)		(747,743)

Accretion of Series A Preferred stock discount	145,508					(145,508)		-

Amortization of Series B Preferred stock premium	(12,345)					12,345		-

Issuance Common Stock		3	999					1,002

Net Change in Restricted Stock		(218)	(118,172)		273,160			154,770

Purchase of treasury stock				(4,560)				(4,560)

Balance, September 30, 2011	$17,976,339	$40,944	$28,022,921	$(173,424)	$(406,104)	$(5,108,549)	$2,188,248	$42,540,375

Balance, December 31, 2011	$18,021,216	$40,844	$27,992,485	$(173,650)	$(320,196)	$(6,304,429)	$1,861,720	$41,117,990

Net income						1,134,728		1,134,728

Other comprehensive loss, net of tax benefit of $108,215							(210,064)	(210,064)

Accretion of Series A Preferred stock discount	146,041					(146,041)		-

Amortization of Series B Preferred stock premium	(12,390)					12,390		-

Issuance Common Stock		8	933					1,001

Net Change in Restricted Stock		116	7,766		144,219			152,101

Purchase of treasury stock				(8,565)				(8,565)

Balance, September 30, 2012	$18,154,867	$40,968	$28,001,244	$(182,215)	$(175,977)	$(5,303,352)	$1,651,656	$42,187,191

See notes to condensed consolidated financial statements

FIRST RELIANCE BANCSHARES, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,
	2012	2011
Cash flows from operating activities:
Net Income (loss)	$1,134,728	$(8,230,112)
Adjustments to reconcile net income (loss) to net cash Provided by operating activities:
Provision for loan losses	950,955	3,559,944
Depreciation and amortization expense	702,635	734,396
Gain on sale of available-for-sale securities	(1,806,414)	(516,582)
Loss on sale of other real estate owned	109,516	100,755
Write down of other real estate owned	882,189	937,255
Discount accretion and premium amortization on available-for-sale securities	169,887	141,184
Disbursements for loans held-for-sale	(36,145,420)	(23,242,719)
Proceeds from loans held-for-sale	35,031,017	23,354,531
Net decrease in valuation allowance for loans held-for-sale	-	(16,259)
Decrease in interest receivable	561,862	478,756
Increase in cash surrender value of life insurance	(281,250)	(301,945)
Increase (decrease) in interest payable	92,221	(306,107)
Increase in valuation allowance for deferred tax assets	-	6,554,221
Net increase in net deferred tax assets	-	(1,435,902)
Amortization of deferred compensation on restricted stock	152,101	154,770
Increase in other liabilities	1,223,126	1,163,389
Decrease in other assets	840,699	1,413,604
Net cash provided by operating activities	3,617,852	4,543,179

Cash flows from investing activities:
Increase in time deposits	(580)	(373)
Net decrease in loans receivable	23,792,006	15,893,073
Purchases of securities available-for-sale	(13,220,603)	(44,587,976)
Proceeds on sales of securities available-for-sale	25,677,784	40,807,255
Maturities of securities available-for-sale	8,891,082	4,501,679
Net decrease of nonmarketable equity securities	1,044,400	1,332,700
Proceeds from sales of other real estate owned	5,882,445	4,852,971
Improvements to other real estate owned	-	(6,987)
Purchases of premises and equipment	(233,662)	(94,109)
Net cash provided by investing activities	51,832,872	22,698,233

Cash flows from financing activities:
Net increase (decrease) in demand deposits, interest-bearing and savings accounts	(9,782,700)	27,155,210
Net decrease in certificates of deposit and other time deposits	(53,689,447)	(48,040,842)
Net increase (decrease) in securities sold under agreements to repurchase	4,711,362	(476,522)
Increase in advances from the Federal Home Loan Bank	-	7,000,000
Issuance of common stock to employees	1,001	1,002
Preferred stock dividends paid	-	(747,743)
Purchase of treasury stock	(8,565)	(4,560)
Net cash used by financing activities	(58,768,349)	(15,113,455)

Net increase (decrease) in cash and cash equivalents	(3,317,625)	12,127,957

Cash and cash equivalents, beginning of period	44,020,830	25,670,293

Cash and cash equivalents, end of period	$40,703,205	$37,798,250

Cash paid during the period for:
Interest	$3,474,938	$5,357,617
Income taxes	-	-

Supplemental noncash investing and financing activities:
Foreclosures on loans	$5,317,584	$10,653,883
Other real estate owned sales financed	5,220,420	-
Net change in valuation allowance – available-for-sale	(210,064)	2,775,174

See notes to condensed consolidated financial statements

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1 - Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit certain disclosures that would appear in audited annual consolidated financial statements. The consolidated financial statements as of September 30, 2012 and for the interim periods ended September 30, 2012 and 2011 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. The consolidated financial information as of December 31, 2011 has been derived from the audited consolidated financial statements as of that date. For further information, refer to the consolidated financial statements and the notes included in First Reliance Bancshares, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011.

Note 2 - Recently Issued Accounting Pronouncements

The following is a summary of recent authoritative pronouncements:

In April 2011, the criteria used to determine effective control of transferred assets in the Transfers and Servicing topic of the Accounting Standards Codification (“ASC”) was amended by Accounting Standards Update (“ASU”) 2011-03. The requirement for the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms and the collateral maintenance implementation guidance related to that criterion were removed from the assessment of effective control. The other criteria to assess effective control were not changed. The amendments were effective for the Company on January 1, 2012 and had no effect on the financial statements.

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

Note 3 - Reclassifications

Certain captions and amounts in the financial statements in the Company’s Form 10-Q for the quarter ended September 30, 2011 were reclassified to conform to the September 30, 2012 presentation.

Note 4 - Investment Securities

The amortized cost and estimated fair values of securities available-for-sale were:

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
September 30, 2012
U.S. Government agencies	$7,650,166	$404,930	$-	$8,055,096
Mortgage-backed securities	54,311,203	2,127,505	-	56,438,708
Other	100,000	-	89,500	10,500
Total	$62,061,369	$2,532,435	$89,500	$64,504,304

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
December 31, 2011
U.S. Government agencies	$2,839,706	$185,239	$-	$3,024,945
Mortgage-backed securities	59,748,500	1,816,651	4,749	61,560,402
Municipals	19,084,899	853,072	-	19,937,971
Other	100,000	-	89,000	11,000
Total	$81,773,105	$2,854,962	$93,749	$84,534,318

The following is a summary of maturities of securities available-for-sale as of September 30, 2012. The amortized cost and estimated fair values are based on the contractual maturity dates. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty.

	Securities
	Available-For-Sale
	Amortized	Estimated
	Cost	Fair Value
U.S. Government agencies - due after five but within ten years	$7,650,166	$8,055,096
Mortgage-backed securities	54,311,203	56,438,708
Other	100,000	10,500
Total	$62,061,369	$64,504,304

The following table shows gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2012 and December 31, 2011.

	September 30, 2012		December 31, 2011
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses
Less Than 12 Months
U.S. Government agencies	$-	$-	$5,085,963	$4,749

12 Months or More
Other	10,500	89,500	11,000	89,000
Total securities available-for-sale	$10,500	$89,500	$5,096,963	$93,749

At September 30, 2012, securities classified as available-for-sale were recorded at fair market value. The entire amount of the unrealized losses is the result of a single security in a continuous loss position for twelve months or more. The Company does not intend to sell this security in the near future and it is more likely than not that the Company will not be required to sell this security before recovery of its amortized cost. The Company believes, based on industry analyst reports and credit ratings, that the deterioration in value is not considered other-than-temporary.

During the first nine months of 2012 and 2011, proceeds from the sale of available-for-sale securities were $25,677,784 and $40,807,255, respectively. Net gains on available-for-sale securities totaled $1,806,414 and $516,582 for the first nine months of 2012 and 2011, respectively.

Note 5 – Loans Receivable and Allowance for Loan Losses

Major classifications of loans receivable are summarized as follows:

	September 30,	December 31,
	2012	2011
Real estate loans:
Construction	$34,389,985	$43,320,482
Residential:
Residential 1-4 family	39,256,376	42,837,510
Multifamily	5,648,155	8,630,232
Second mortgages	4,226,594	4,503,752
Equity lines of credit	22,542,667	24,998,277
Total residential	71,673,792	80,969,771
Nonresidential	129,288,612	133,603,482
Total real estate loans	235,352,389	257,893,735
Commercial and industrial 30,209,877	36,465,095
Consumer 9,426,357	8,649,649
Other	167,607	389,924
Total loans	$275,156,230	$303,398,403

The Company has pledged certain loans as collateral to secure its borrowings from the Federal Home Loan Bank. The total of loans pledged was $39,006,986 and $35,976,783 at September 30, 2012 and December 31, 2011, respectively.

A summary of the allowance for loan losses for the nine months ended September 30, 2012 and year ended December 31, 2011 is as follows:

	September 30,	December 31,
	2012	2011
Beginning balance	$7,743,470	$6,271,045
Provision charged to operations	950,955	5,403,416
Recoveries on loans previously charged-off	781,114	639,211
Loans charged-off	(5,134,117)	(4,570,202)
Ending balance	$4,341,422	$7,743,470

The following is an analysis of the allowance for loan losses by class of loans for the nine months ended September 30, 2012 and the year ended December 31, 2011.

September 30, 2012

					Total
		Real Estate Loans			Real
(Dollars in Thousands)				Non-	Estate		Consumer
	Total	Construction	Residential	Residential	Loans	Commercial	and Other
Beginning balance	$7,743	$3,291	$2,757	$1,081	$7,129	$575	$39
Provisions	951	381	(829)	411	(37)	992	(4)
Recoveries	781	296	127	54	477	296	8
Charge-offs	(5,134)	(2,220)	(897)	(899)	(4,016)	(1,107)	(11)
Ending balance	$4,341	$1,748	$1,158	$647	$3,553	$756	$32

December 31, 2011

					Total
		Real Estate Loans			Real
(Dollars in Thousands)				Non-	Estate		Consumer
	Total	Construction	Residential	Residential	Loans	Commercial	and Other
Beginning balance	$6,271	$2,548	$1,730	$947	$5,225	$998	$48
Provisions	5,403	2,212	2,580	602	5,394	(9)	18
Recoveries	639	356	88	70	514	113	12
Charge-offs	(4,570)	(1,825)	(1,641)	(538)	(4,004)	(527)	(39)
Ending balance	$7,743	$3,291	$2,757	$1,081	$7,129	$575	$39

The following is a summary of loans evaluated for impairment individually and collectively, by class, for the nine months ended September 30, 2012 and the year ended December 31, 2011.

September 30, 2012

					Total
		Real Estate Loans			Real
(Dollars in Thousands)				Non-	Estate		Consumer
	Total	Construction	Residential	Residential	Loans	Commercial	and Other
Allowance
Evaluated for impairment
Individually	$658	$30	$389	$189	$608	$45	$5
Collectively	3,683	1,718	769	458	2,945	711	27
Allowance for loan losses	$4,341	$1,748	$1,158	$647	$3,553	$756	$32

Total Loans
Evaluated for impairment
Individually	$30,710	$6,119	$6,357	$15,813	$28,289	$2,292	$129
Collectively	244,446	28,271	65,317	113,476	207,064	27,918	9,464
Loans receivable	$275,156	$34,390	$71,674	$129,289	$235,353	$30,210	$9,593

December 31, 2011

					Total
		Real Estate Loans			Real
(Dollars in Thousands)				Non-	Estate		Consumer
	Total	Construction	Residential	Residential	Loans	Commercial	and Other
Allowance
Evaluated for impairment
Individually	$2,665	$1,782	$344	$471	$2,597	$55	$13
Collectively	5,078	1,509	2,413	610	4,532	520	26
Allowance for loan losses	$7,743	$3,291	$2,757	$1,081	$7,129	$575	$39

Total Loans
Evaluated for impairment
Individually	$26,503	$8,618	$4,644	$11,895	$25,157	$1,299	$47
Collectively	276,895	34,702	76,326	121,708	232,736	35,166	8,993
Loans receivable	$303,398	$43,320	$80,970	$133,603	$257,893	$36,465	$9,040

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

The following summarizes the Company’s impaired loans as of September 30, 2012.

		Unpaid		Average
(Dollars in Thousands)	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment
With no related allowance recorded:
Real estate
Construction	$2,441	$2,636	$-	$3,905
Residential	3,669	3,814	-	4,216
Nonresidential	13,172	13,629	-	9,848
Total real estate loans	19,282	20,079	-	17,969
Commercial	541	609	-	1,179
Consumer and other	102	102	-	32
	19,925	20,790	-	19,180

With an allowance recorded:
Real estate
Construction	$3,678	$4,253	$30	$3,125
Residential	2,688	2,885	389	1,389
Nonresidential	2,641	2,950	189	2,941
Total real estate loans	9,007	10,088	608	7,455
Commercial	1,751	1,816	45	749
Consumer and other	27	27	5	24
	10,785	11,931	658	8,228

Total
Real estate
Construction	$6,119	$6,889	$30	$7,030
Residential	6,357	6,699	389	5,605
Nonresidential	15,813	16,579	189	12,789
Total real estate loans	28,289	30,167	608	25,424
Commercial	2,292	2,425	45	1,928
Consumer and other	129	129	5	56
Total	$30,710	$32,721	$658	$27,408

The following summarizes the Company’s impaired loans as of December 31, 2011.

		Unpaid		Average
(Dollars in Thousands)	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment
With no related allowance recorded:
Real estate
Construction	$3,308	$3,372	$-	$6,914
Residential	3,266	3,266	-	3,170
Nonresidential	10,276	10,642	-	6,892
Total real estate loans	16,580	17,280	-	16,976
Commercial	1,072	1,202	-	919
Consumer and other	24	24	-	23
	17,946	18,506	-	17,918

With an allowance recorded:
Real estate
Construction	$5,310	$6,370	$1,782	$6,039
Residential	1,378	1,659	344	705
Nonresidential	1,619	1,715	471	744
Total real estate loans	8,307	9,744	2,597	7,488
Commercial	227	227	55	178
Consumer and other	23	23	13	5
	8,557	9,994	2,665	7,671

		Unpaid		Average
(Dollars in Thousands)	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment
Total
Real estate
Construction	$8,618	$9,742	$1,782	$12,953
Residential	4,644	4,925	344	3,875
Nonresidential	11,895	12,357	471	7,636
Total real estate loans	25,157	27,024	2,597	24,464
Commercial	1,299	1,429	55	1,097
Consumer and other	47	47	13	28
Total	$26,503	$28,500	$2,665	$25,589

Interest income on impaired loans other than nonaccrual loans is recognized on an accrual basis. Interest income on nonaccrual loans is recognized only as collected. For the nine months ended September 30, 2012, interest income recognized on nonaccrual loans was $605,750. If the nonaccrual loans had been accruing interest at their original contracted rates, related income would have been $927,891 for the nine months ended September 30, 2012.

A summary of current, past due and nonaccrual loans as of September 30, 2012 was as follows:

	Past Due	Past Due Over 90 days
(Dollars in Thousands)	30-89	and	Non-	Total		Total
	Days	Accruing	Accruing	Past Due	Current	Loans
Real estate
Construction	$-	$-	$3,858	$3,858	$30,532	$34,390
Residential	487	-	3,922	4,409	67,265	71,674
Nonresidential	509	-	13,642	14,151	115,138	129,289
Total real estate loans	996	-	21,422	22,418	212,935	235,353
Commercial	201	-	619	820	29,390	30,210
Consumer and other	34	1	34	69	9,524	9,593
Totals	$1,231	$1	$22,075	$23,307	$251,849	$275,156

A summary of current, past due and nonaccrual loans as of December 31, 2011 was as follows:

	Past Due	Past Due Over 90 days
(Dollars in Thousands)	30-89		Non-	Total	Total
	Days	Accruing	Accruing	Past Due	Current	Loans
Real estate
Construction	$420	$-	$8,194	$8,614	$34,706	$43,320
Residential	816	-	3,852	4,668	76,302	80,970
Nonresidential	5,640	328	9,437	15,405	118,198	133,603
Total real estate loans	6,876	328	21,483	28,687	229,206	257,893
Commercial	542	-	1,300	1,842	34,623	36,465
Consumer and other	38	-	2	40	9,000	9,040
Totals	$7,456	$328	$22,785	$30,569	$272,829	$303,398

At September 30, 2012 and December 31, 2011 loans past due 90 days and still accruing interest totaled $943 and $327,899, respectively.

Included in the loan portfolio are particular loans that have been modified in order to maximize the collection of loan balances. If, for economic or legal reasons related to the customer’s financial difficulties, the Company grants a concession compared to the original terms and conditions on the loan, the modified loan is classified as a troubled debt restructuring (“TDR”).

At September 30, 2012 there were 49 loans classified as TDRs totaling $15,348,576. Of the 49 loans, 18 loans totaling $8,312,929 were performing while 31 loans totaling $7,035,647 were not performing. As of December 31, 2011 there were 37 loans classified as TDRs totaling $7,258,698. Of the 37 loans, 15 loans totaling $3,163,205 were performing while 22 loans totaling $4,095,493 were not performing. All restructured loans resulted in either extended maturity or lowered rates and were included in the impaired loan balance.

The following table provides, by class, the number of loans modified in TDRs during the three and nine months ended September 30, 2012.

(Dollars in Thousands)	Three Months Ended September 30, 2012			Nine Months Ended September 30, 2012
			Unpaid			Unpaid
	Number	Recorded	Principal	Number	Recorded	Principal
	of Loans	Investment	Balance	of Loans	Investment	Balance
Extended maturity
Real estate –
Construction	1	$495	$514	4	$3,800	$3,819
Residential	5	1,546	1,731	6	2,560	2,745
Nonresidential	3	1,759	1,816	4	1,777	1,834
Commercial	-	-	-	1	110	110
Consumer and other	2	69	74	4	307	312
Total	11	3,869	4,135	19	8,554	8,820

Reduced Rate
Real estate –
Residential	-	-	-	1	30	30
Nonresidential	1	30	30	2	446	566
Commercial	-	-	-	2	1,588	1,588
Total	1	30	30	5	2,064	2,184
Totals	12	$3,899	$4,165	24	$10,618	$11,004

The following table provides the number of loans and leases modified in troubled debt restructurings during the previous 12 months which subsequently defaulted during the three and nine months ended September 30, 2012, as well as the recorded investments and unpaid principal balances as of September 30, 2012. Loans in default are those past due greater than 89 days.

(Dollars in Thousands)	Three Months Ended September 30, 2012			Nine Months Ended September 30, 2012
			Unpaid			Unpaid
	Number	Recorded	Principal	Number	Recorded	Principal
	of Loans	Investment	Balance	of Loans	Investment	Balance
Extended Maturity
Real estate –
Construction	1	$496	$514	4	$1,969	$1,987
Residential	5	841	842	7	1,873	1,874
Nonresidential	-	-	-	1	110	110
Commercial	-	-	-	1	222	222
Consumer and other	-	-	-	1	23	23
Total	6	1,337	1,356	14	4,197	4,216

Reduced Rate
Real estate –
Residential	-	-	-	2	471	591
Nonresidential	-	-	-	1	16	16
Commercial	-	-	-	1	237	237
Consumer and other	-	-	-	1	4	4
Total	-	-	-	5	728	848
Totals	6	$1,337	$1,356	19	$4,925	$5,064

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.

As of September 30, 2012, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

					Total
		Real Estate Loans			Real
(Dollars in Thousands)				Non-	Estate		Consumer
	Total	Construction	Residential	Residential	Loans	Commercial	and Other
Pass	$215,898	$22,265	$58,370	$99,035	$179,670	$26,835	$9,393
Special mention	25,940	7,949	5,662	11,829	25,440	418	82
Substandard	33,318	4,176	7,642	18,425	30,243	2,957	118
Doubtful	-	-	-	-	-	-	-
Totals	$275,156	$34,390	$71,674	$129,289	$235,353	$30,210	9,593

As of December 31, 2011, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

					Total
		Real Estate Loans			Real
(Dollars in Thousands)				Non-	Estate		Consumer
	Total	Construction	Residential	Residential	Loans	Commercial	and Other
Pass	$237,537	$26,767	$66,961	$103,120	$196,848	$31,811	$8,878
Special mention	32,444	6,719	6,623	17,655	30,997	1,356	91
Substandard	33,417	9,834	7,386	12,828	30,048	3,298	71
Doubtful	-	-	-	-	-	-	-
Totals	$303,398	$43,320	$80,970	$133,603	$257,893	$36,465	$9,040

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

The following table summarizes the Company’s off-balance sheet financial instruments as of September 30, 2012 and December 31, 2011 whose contract amounts represent credit risk:

	September 30,	December 31,
	2012	2011
Commitments to extend credit	$28,850,329	$34,523,727
Standby letters of credit	33,637	1,595,656

Note 6 – Other Real Estate Owned

Transactions in other real estate owned for the nine months ended September 30, 2012 and year ended December 31, 2011 are summarized below:

	September 30,	December 31,
	2012	2011
Beginning balance	$22,135,921	$14,669,051
Additions	5,317,584	14,049,177
Improvements made to properties	-	6,987
Sales	(11,102,865)	(5,427,221)
Net loss on sales	(109,516)	(57,818)
Write downs	(882,189)	(1,104,255)
Ending balance	$15,358,935	$22,135,921

For the nine months ended September 30, 2012 and 2011, sales of other real estate owned totaled $11,102,865 and $5,427,221, respectively, of which the Company received cash proceeds of $5,882,445 and $5,427,221 and financed the balance of $5,220,420 and $0, respectively. The Company recognized a net loss of $109,516 and $100,755 on these sales for the nine months ended September 30, 2012 and 2011, respectively.

Other real estate owned expense for the nine months ended September 30, 2012 and 2011 was $1,766,182 and $2,042,122, respectively, which includes gains and losses on sales.

Note 7 – Shareholders’ Equity

Common Stock – The following is a summary of the changes in common shares outstanding for the nine months ended September 30, 2012 and 2011.

	Nine Months Ended
	September 30,
	2012	2011
Common shares outstanding at beginning of the period	4,084,400	4,115,903
Issuance of common stock	770	334
Issuance of non-vested restricted shares	13,627	20,000
Forfeiture of restricted shares	(2,023)	(41,778)
Common shares outstanding at end of the period	4,096,774	4,094,459

Note 8 – Income Taxes

The income tax expense related to the Company’s pretax income for the first three quarters of 2012 was offset by a reversal of an equal amount of the Company’s valuation allowance related to its deferred tax assets. Therefore, no income tax provision was recorded for the nine and three months ended September 30, 2012.

Note 9 – Net Income (Loss) Per Share

Net income (loss) available to common shareholders represents net income (loss) adjusted for preferred dividends including dividends declared, accretions of discounts and amortization of premiums on preferred stock issuances and cumulative dividends related to the current dividend period that have not been declared as of period end.

The following is a summary of the net income (loss) per common share calculations for the three months and nine months ended September 30, 2012 and 2011.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net income (loss) available to common shareholders
Net income (loss)	$676,410	$(8,766,302)	$1,134,728	$(8,230,112)
Preferred stock dividends	249,248	249,248	747,743	747,743
Deemed dividends on preferred stock resulting from net accretion of discount and amortization of premium	44,876	44,875	133,652	133,163
Net income (loss) available to common shareholders	$382,286	$(9,060,425)	$253,333	$(9,111,018)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Basic net income (loss) per common share:
Net income (loss) available to common shareholders	$382,286	$(9,060,425)	$253,333	$(9,111,018)
Average common shares outstanding - basic	4,096,774	4,094,459	4,093,148	4,103,189
Basic net income (loss) per share	$0.09	$(2.21)	$0.06	$(2.22)

Diluted net income (loss) per common share:
Net income (loss) available to common shareholders	$382,286	$(9,060,425)	$253,333	$(9,111,018)

Average common shares outstanding - basic	4,096,774	4,094,459	4,093,148	4,103,189
Dilutive potential common shares	184,325	-	197,150	-
Average common shares outstanding - diluted	4,281,099	4,094,459	4,290,298	4,103,189
Diluted income (loss) per share	$0.09	$(2.21)	$0.06	$(2.22)

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

During the nine months ended September 30, 2012 and 2011 the Company issued 13,627 and 20,000 shares, respectively, of restricted stock pursuant to the 2006 Equity Incentive Plan. The shares issued in 2012 and 2011 cliff vest in three years and are fully vested in 2015 and 2014, respectively, subject to meeting the performance criteria of the Plan. The weighted-average fair value of restricted stock issued during the nine months ended September 30, 2012 and 2011 was $1.05 and $2.20 per share, respectively. Compensation cost associated with the issuance for 2012 and 2011 was $14,308 and $44,000, respectively, to be amortized over three years. During the first nine months of 2012 and 2011, 2,023 and 41,778 shares were forfeited having a weighted average price of $3.18 and $3.39, respectively. Deferred compensation expense of $152,101 and $154,770, relating to restricted stock, was amortized to income during the nine months ended September 30, 2012 and 2011, respectively.

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

During the first quarter of 2012, the Board of Directors cancelled all 84,334 SARs that were outstanding at December 31, 2011. Holders of these SARs were given a cash settlement totaling $37,500 in exchange for the cancellation. The cancellation resulted in the removal of all accrued SARs expense and related unrecognized compensation costs. For the nine months ended September 30, 2012, net income of $337,153 was recognized as a result of the cancellation. The SARs compensation expense for the nine months ended September 30, 2011 was $38,058.

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

Loans - The Company does not record loans at fair value on a recurring basis, however, from time to time, a loan is considered impaired and an allowance for loan loss is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan are considered impaired. Once a loan is identified as individually impaired, management measures impairment. The fair value of impaired loans is estimated using one of several methods, including the collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring a specific allowance represent loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At September 30, 2012 and December 31, 2011, substantially all of the impaired loans were evaluated based upon the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the loan as nonrecurring Level 3.

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

The tables below present the balances of assets and liabilities measured at fair value on a recurring basis by level within the hierarchy at September 30, 2012 and December 31, 2011.

	Total	Level 1	Level 2	Level 3
September 30, 2012
Available-for-sale securities:
U.S. Government agencies	$8,055,096	$-	$8,055,096	$-
Mortgage-backed securities	56,438,708	-	56,438,708	-
Other	10,500	-	10,500	-
	64,504,304	-	64,504,304	-
Mortgage loans held for sale (1)	3,977,700	-	3,977,700	-
	$68,482,004	$-	$68,482,004	$-
(1) Carried at the lower of cost or market.

December 31, 2011
Available-for-sale securities:
U.S. Government agencies	$3,024,945	$-	$3,024,945	$-
Mortgage-backed securities	61,560,402	-	61,560,402	-
Municipals	19,937,971	-	19,937,971	-
Other	11,000	-	11,000	-
	84,534,318	-	84,534,318	-
Mortgage loans held for sale (1)	2,863,297	-	2,863,297	-
	$87,397,615	$-	$87,397,615	$-

(1) Carried at the lower of cost or market.

There were no liabilities measured at fair value on a recurring basis at September 30, 2012 and December 31, 2011.

Assets Recorded at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table presents the assets and liabilities measured at fair value on a nonrecurring basis at September 30, 2012 and December 31, 2011, aggregated by level in the fair value hierarchy within which those measurements fall.

	Total	Level 1	Level 2	Level 3
September 30, 2012
Impaired loans receivable	$30,052,229	$-	$-	$30,052,229
Other real estate owned	15,358,935	-	15,358,935	-
Total assets at fair value	$45,411,164	$-	$15,358,935	$30,052,229

	Total	Level 1	Level 2	Level 3
December 31, 2011
Impaired loans receivable	$23,837,812	$-	$-	$23,837,812
Other real estate owned	22,135,921	-	22,135,921	-
Total assets at fair value	$45,973,733	$-	$22,135,921	$23,837,812

There were no liabilities measured at fair value on a nonrecurring basis at September 30, 2012 and December 31, 2011.

Impaired loans which are measured for impairment using the fair value of collateral for collateral dependent loans, had a carrying value of $30,710,491 at September 30, 2012 with a valuation allowance of $658,262. Impaired loans had a carrying value of $26,503,206 at December 31, 2011 with a valuation allowance of $2,665,394.

Other real estate owned, which is measured at the lower of carrying amount or fair value less costs to sell, had a net carrying value of $15,358,935 and $22,135,921 at September 30, 2012 and December 31, 2011, respectively. Write downs of other real estate owned for the nine months ended September 30, 2012 and for the year ended December 31, 2011 were $882,189 and $1,104,255, respectively.

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

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of September 30, 2012 and December 31, 2011. This table excludes financial instruments for which the carrying amount approximates fair value. For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization. For financial liabilities such as noninterest-bearing demand, interest-bearing demand, and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity.

			Fair Value Measurements
			Quoted
			Prices in
			Active Markets
			for Identical	Other	Significant
			Assets or	Observable	Unobservable
	Carrying	Fair	Liabilities	Inputs	Inputs
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2012

Financial Assets:
Loans receivable	$275,156,230	$277,688,000	$-	$-	$277,688,000

Financial Liabilities:
Certificates of deposit	$157,207,270	$159,478,000	$-	$159,478,000	$-
Advances from Federal Home Loan Bank	13,000,000	13,076,000	-	13,076,000	-

December 31, 2011

Financial Assets:
Loans receivable	$303,398,403	$305,701,000	$-	$-	$305,701,000

Financial Liabilities:
Certificates of deposit	$210,896,717	$215,293,000	$-	$215,293,000	$-
Advances from Federal Home Loan Bank	13,000,000	13,050,000	-	13,050,000	-

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

The following discussion describes our results of operation for the quarter and nine months ended September 30, 2012 as compared to the quarter and nine months ended September 30, 2011 and also analyzes our financial condition as of September 30, 2012 as compared to December 31, 2011.

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

In addition, on the basis of the same examination by the FDIC and the SC State Board, the Federal Reserve Bank of Richmond (the “Federal Reserve Bank”) requested that the Company enter into a separate Memorandum of Understanding, which the Company entered into in December 2010 (the “Company MOU”). While this agreement provides for many of the same measures suggested by the Memorandum already in place for the Bank, the Company MOU requires that the Company seek pre-approval from the Federal Reserve Bank prior to the declaration or payment of dividends or other interest payments relating to its securities. As a result, until the Company is no longer subject to the Company MOU, it will be required to seek regulatory approval prior to paying scheduled dividends on its preferred stock and trust preferred securities, including the Series A Preferred Stock and Series B Preferred Stock issued to the Treasury as part of our participation in the TARP CPP, as well as the Series C Preferred Stock issued as part of a private offering completed in 2010. This provision will also apply to the Company’s common stock, although to date, the Company has not elected to pay dividend on its shares of common stock. The Federal Reserve Bank approved the scheduled payment of dividends on the Company’s preferred stock and interest payments on the Company’s trust preferred securities for the first three quarters of 2011; however, the Federal Reserve did not approve the Company’s request to pay dividends and interest payments relating to its outstanding classes of preferred stock and trust preferred securities due and payable in the fourth quarter of 2011 and in the first three quarters of 2012. Also, such approval was not granted for payments due in the fourth quarter of 2012. As a result, no assurance can be given as to the ability of the Company to obtain approval from the Federal Reserve Bank to resume the payment of such dividends and interest in future quarters while the Company MOU remains in effect. Should the Company fail to pay the dividend on its preferred stock held by the U. S. Treasury for six quarterly periods, the holder of the Company’s Series A and Series B Preferred Stock will have the right to appoint up to two directors to the Company’s board of directors.

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

Results of Operations

For the third quarter of 2012 our net income available to common shareholders was $382,286, or a basic and diluted income per common share of $0.09 compared to a net loss available to common shareholders of $9,060,425, or a basic and diluted loss per common share of $2.21 for the third quarter of 2011. Comparing the third quarter of 2012 with the third quarter of 2011, we experienced an increase of $9,442,711 in our net income available to common shareholders. For the third quarter of 2012, we did not record an income tax provision, whereas for the third quarter of 2011 we recorded an income tax expense of $5,554,099. Additionally, our third quarter earnings were favorably impacted by the reduction of $2,685,865 in our provision for loan losses, which resulted from decreased exposure to certain coastal markets and a decrease in the risk profile of our loan portfolio through a decrease in our volume of construction loans.

For the nine months ended September 30, 2012, we a realized net income available to common shareholders of $253,333, compared to a net loss available to common shareholders of $9,111,018 for the nine months ended September 30, 2011. This resulted in basic and diluted income per common share of $0.06 for the nine months ended September 30, 2012, compared to a net loss per common share of $2.22 for the nine months ended September 30, 2011. Comparing the first nine months of 2012 with the first nine months of 2011, we experienced an increase of $9,364,351 in our net income available to common shareholders. For the nine months ended September 30, 2012, we did not record an income tax provision, whereas for first nine months of 2011 we recorded an income tax expense of $5,134,705. Our earnings for the first nine months of 2012 were favorably impacted by the reduction of $2,608,989 in our provision for loan losses, the increase of $1,289,832 in our net gain on sale of securities, and the reduction of $1,106,498 in our expense for salaries and employee benefits. Our net income available to common shareholders was negatively impacted by the reduction of $1,555,821 in our net interest income.

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

Net interest income decreased $521,807 or 12.21%, to $3,752,569 for the quarter ended September 30, 2012, from $4,274,376 for the comparable period of 2011. Our net interest income for the nine months ended September 30, 2012 and 2011 was $11,092,929 and $12,648,750, respectively. This represents a decrease of $1,555,821 or 12.30%. The decrease in both periods is due primarily to the significant reduction in the average volume of our loans, which are our highest yielding earning assets. The average volume of our loans was $43,786,751 and $44,948,664, lower for the three and nine months ended September 30, 2012, respectively, than they were for comparable 2011 periods.

For the third quarter of 2012, average-earning assets totaled $396,609,932 with an annualized average yield of 4.81% compared to $451,244,119, and 5.21%, respectively, for the third quarter of 2011. Average interest-bearing liabilities totaled $350,062,011 with an annualized average cost of 1.18% for the third quarter of 2012 compared to $412,124,876 and 1.55%, respectively, for the third quarter of 2011.

Average earning assets for the nine months ended September 30, 2012 and 2011 were $412,638,664 and $457,783,324, respectively, with an annualized average yield of 4.75% and 5.17% respectively. Average interest-bearing liabilities totaled $369,728,688 and $421,294,366 with an annualized average cost of 1.29% and 1.60% for the nine months ended September 30, 2012 and 2011, respectively.

Our net interest margin and net interest spread were 3.76% and 3.63%, respectively, for the third quarter of 2012 compared to 3.80% and 3.66%, respectively, for the third quarter of 2011. For the nine months ended September 30, 2012, our net interest margin and net interest spread were 3.59% and 3.46%, respectively compared to 3.69% and 3.57%, respectively for the comparable period of 2011.

Because loans often provide a higher yield than other types of earning assets, one of our goals is to maintain our loan portfolio as the largest component of total earning assets. Loans comprised 71.58% and 70.92% of average earning assets for the three and nine months ending September 30, 2012, respectively compared to 72.62% and 73.75%, respectively for the comparable period of 2011.

Loan interest income for the three and nine months ended September 30, 2012 was $4,196,618 and $12,699,918, respectively, compared to $5,037,612 and $15,127,300, respectively, for the comparable periods of 2011. The annualized average yield on loans was 5.88% and 5.80%, respectively, for the three and nine months ended September 30, 2012 compared to 6.17% and 5.99%, respectively, for the comparable 2011 periods. For the three and nine months ended September 30, 2012, compared to the three and nine months ended September 30, 2011, the average balances of our loans decreased $43,786,751, or 13.36% and $44,948,664, or 13.31%, respectively. Our loan interest income for the three and nine months ended September 30, 2012, was negatively affected by the significant decrease in the average volume of our loans and the continuation of the downturn in our local real estate markets. Additional information may be found in the “Rate/Volume Analysis” presented on the following page.

Available-for-sale investment securities averaged $79,668,045, or 20.09 % of average earning assets, for the third quarter of 2012 compared to $95,045,955, or 21.06% of average earning assets, for the third quarter of 2011. Available-for-sale investment securities averaged $83,961,032 and 20.35% of average earning assets for the nine months ended September 30, 2012 compared to $87,673,600 and 19.15% for the nine months ended September 30, 2011. Interest earned on available-for-sale securities amounted to $574,210 and $1,879,332 for the three and nine months ended September 30, 2012, respectively, compared to $808,449 and $2,498,266 respectively, for the same periods in 2011. The annualized average yield on available-for-sale investment securities was 2.87% and 3.41% for the third quarter of 2012 and 2011, respectively. The annualized average yield on available-for-sale investment securities was 2.99% and 3.81% for the nine months ended September 30, 2012 and 2011, respectively. The decrease in yield on our available-for-sale investment securities was caused, in part, by a historically flat yield curve for investment yields that has diminished returns available for this asset type.

Our average interest-bearing deposits were $322,060,860 and $381,770,338 for the third quarter of 2012 and 2011, respectively. This represented a decrease of $59,709,478, or 15.64%. Our average interest-bearing deposits were $343,214,204 and $391,364,837 for the nine months ended September 30, 2012 and 2011, respectively. This represented a decrease of $48,150,633, or 12.30%. Total interest paid on deposits for the three and nine months ended September 30, 2012 was $911,213 and $3,180,242, respectively, compared to $1,465,991 and $4,862,966 for the same periods of 2011. The annualized average cost of deposits was 1.13% and 1.54% for the three months ended September 30, 2012 and 2011, respectively. The annualized average cost of deposits was 1.24% and 1.66% for the nine months ended September 30, 2012 and 2011, respectively. As our loan demand declined, we concurrently lowered our rates paid for deposits, especially for time deposits, which is the primary reason why the amounts of our average time deposits were 22.29% and 20.66% lower during the three and nine months ended September 30, 2012 than during the comparable 2011 periods.

The average balance of other interest-bearing liabilities was $28,001,151 and $30,354,538 for the three months ended September 30, 2012 and 2011, respectively. This represented a decrease of $2,353,387 and 7.75%. For the nine months ended September 30, 2012 and 2011 the average balance of other interest bearing liabilities was $26,514,484 and $29,929,529, respectively. This represented a decrease of $3,415,045, or 11.41%. The decrease in both periods is mainly attributable to the decrease in our average borrowings from the Federal Home Loan Bank. With the diminished loan demand we experienced during the past year, we utilized fewer borrowings from the Federal Home Loan Bank to meet our funding needs.

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

Three Months Ended September 30,

	Average Balances, Income and Expenses, and Rates
	2012			2011			2010
(Dollars in thousands)	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Earning assets:
Loans (1)	$283,909	$4,197	5.88%	$327,696	$5,038	6.17%	$372,071	$5,653	6.09%
Securities, taxable	66,312	446	2.68	68,323	532	3.12	60,426	549	3.64
Securities, nontaxable	13,356	128	3.82	26,722	276	4.15	56,460	597	4.24
Other earning assets	33,033	23	0.28	28,503	20	0.28	41,970	33	0.31
Total earning assets	396,610	4,794	4.81	451,244	5,866	5.21	530,927	6,832	5.16
Non-earning assets:	56,829				65,590		57,538
Total assets	$453,439				$516,834		$588,465

Liabilities and Shareholders' Equity
Interest-bearing deposits:
Transaction accounts	$41,409	$15	0.15%	$40,478	$43	0.43%	$36,620	$51	0.56%
Savings and money market accounts	111,986	73	0.26	124,239	218	0.70	111,307	302	1.09
Time deposits	168,666	823	1.94	217,053	1,205	2.23	304,834	2120	2.79
Total interest-bearing deposits	322,061	911	1.13	381,770	1,466	1.54	452,761	2473	2.19
Other interest-bearing liabilities:
Federal Home Loan Bank bank borrowing	13,000	68	2.07	20,000	71	1.42	26,000	238	3.67
Junior subordinated debentures	10,310	61	2.36	10,310	55	2.14	10,310	156	6.08
Other	4,691	1	0.10	45	-	0.00	808	-	0.00
Total other interest-bearing liabilities	28,001	130	1.85	30,355	126	1.66	37,118	394	4.26
Total interest-bearing liabilities	350,062	1,041	1.18	412,125	1,592	1.55	489,879	2,867	2.35
Noninterest-bearing deposits	57,833			52,285			44,184
Other liabilities	3,240			2,564			3,610
Shareholders' equity	42,304			49,860			50,792
Total liabilities and equity	$453,439			$516,834			$588,465

Net interest income/interest spread		$3,753	3.63%		$4,274	3.66%		$3,965	2.81%

Net yield on earning assets			3.76%			3.80%			3.00%

(1)	Includes mortgage loans held for sale and nonaccruing loans

Nine Months Ended September 30,

	Average Balances, Income and Expenses, and Rates
	2012			2011			2010
(Dollars in thousands)	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Earning assets:
Loans (1)	$292,645	$12,700	5.80%	$337,594	$15,127	5.99%	$386,276	$17,720	6.13%
Securities, taxable	66,603	1,373	2.75	47,890	1,204	3.36	60,827	1,742	3.83
Securities, nontaxable	17,358	506	3.90	39,783	1,294	4.35	59,261	1,904	4.30
Other earning assets	36,033	81	0.30	32,516	75	0.31	40,347	88	0.29
Total earning assets	412,639	14,660	4.75	457,783	17,700	5.17	546,711	21,454	5.25
Non earning assets:	58,709			63,476			56,748
Total assets	$471,348			$521,259			$603,459

Liabilities and Shareholders' Equity
Interest-bearing deposits:
Transaction accounts	$41,966	$65	0.21%	$38,425	$139	0.48%	$38,394	$140	0.49%
Savings and money market accounts	116,145	282	0.32	119,634	690	0.77	106,489	982	1.23
Time deposits	185,104	2,833	2.04	233,306	4,034	2.31	325,166	6,978	2.87
Total interest-bearing deposits	343,215	3,180	1.24	391,365	4,863	1.66	470,049	8,100	2.30
Other interest-bearing liabilities:
Federal Home Loan Bank bank borrowing	13,000	200	2.06	19,513	207	1.42	26,613	712	3.57
Junior subordinated debentures	10,310	185	1.79	10,310	(19)	(0.25)	10,310	463	6.01
Other	3,204	2	0.10	107	-	1.00	789	-	0.00
Total other interest-bearing liabilities	26,514	387	1.95	29,930	188	0.84	37,712	1,175	4.17
Total interest-bearing liabilities	369,729	3,567	1.29	421,295	5,051	1.60	507,761	9,275	2.44
Noninterest-bearing deposits	56,774			48,949			43,879
Other liabilities	2,974			2,542			3,857
Shareholders' equity	41,871			48,473			47,962
Total liabilities and equity	$471,348			$521,259			$603,459

Net interest income/interest spread		$11,093	3.46%		$12,649	3.57%		$12,179	2.81%

Net yield on earning assets			3.59%			3.69%			2.98%

(1)	Includes mortgage loans held for sale and nonaccruing loans

Net interest income can be analyzed in terms of the impact of changing interest rates and changing volume. The following tables set forth the effect which the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the periods presented.

Three Months Ended September 30,

	2012 Compared to 2011			2011 Compared to 2010
(Dollars in thousands)	Due to increase (decrease) in			Due to increase (decrease) in
	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Loan	$(622)	$(219)	$(841)	$(688)	$73	$(615)
Securities, taxable	(15)	(71)	(86)	67	(84)	(17)
Securities, tax exempt	(128)	(20)	(148)	(309)	(12)	(321)
Other earning assets	3	-	3	(9)	(4)	(13)
Total interest income	(762)	(310)	(1,072)	(939)	(27)	(966)

Interest expense:
Interest-bearing deposits
Interest-bearing transaction accounts	1	(29)	(28)	5	(13)	(8)
Savings and money market accounts	(20)	(125)	(145)	33	(117)	(84)
Time deposits	(241)	(141)	(382)	(539)	(376)	(915)
Total interest-bearing deposits	(260)	(295)	(555)	(501)	(506)	(1,007)

	2012 Compared to 2011			2011 Compared to 2010
(Dollars in thousands)	Due to increase (decrease) in			Due to increase (decrease) in
	Volume	Rate	Total	Volume	Rate	Total

Other interest-bearing liabilities
Federal Home Loan Bank borrowings	(30)	27	(3)	(46)	(121)	(167)
Junior subordinated debentures	-	6	6	-	(101)	(101)
Other	1	-	1	-	-	-
Total other interest-bearing liabilities	(29)	33	4	(46)	(222)	(268)
Total interest expense	(289)	(262)	(551)	(547)	(728)	(1,275)
Net interest income	$(473)	$(48)	$(521)	$(392)	$701	$309

Nine Months Ended September 30,

	2012 Compared to 2011			2011 Compared to 2010
(Dollars in thousands)	Due to increase (decrease) in			Due to increase (decrease) in
	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Loans	$(1,960)	$(467)	$(2,427)	$(2,195)	$(398)	$(2,593)
Securities, taxable	414	(245)	169	(341)	(197)	(538)
Securities, tax exempt	(663)	(125)	(788)	(632)	22	(610)
Other earning assets	8	(2)	6	(19)	6	(13)
Total interest income	(2,201)	(839)	(3,040)	(3,187)	(567)	(3,754)
Interest expense:
Interest-bearing deposits
Interest-bearing transaction accounts	12	(86)	(74)	-	(1)	(1)
Savings and money market accounts	(19)	(389)	(408)	109	(401)	(292)
Time deposits	(767)	(434)	(1,201)	(1,741)	(1,203)	(2,944)
Total interest-bearing deposits	(774)	(909)	(1,683)	(1,632)	(1,605)	(3,237)

Other interest-bearing liabilities
Federal Home Loan Bank borrowings	(82)	75	(7)	(155)	(350)	(505)
Junior subordinated debentures	-	204	204	-	(482)	(482)
Other	2	0	2	-	-	-
Total other interest-bearing liabilities	(80)	279	199	(155)	(832)	(987)
Total interest expense	(854)	(630)	(1,484)	(1,787)	(2,437)	(4,224)
Net interest income	$(1,347)	$(209)	$(1,556)	$(1,400)	$1,870	$470

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

More specifically, in determining our allowance for loan losses, we regularly review loans for specific and impaired reserves based on the appropriate impairment assessment methodology. Pooled reserves are determined using historical loss trends measured over a four-quarter average applied to risk rated loans grouped by Federal Financial Institutions Examination Council (“FFIEC”) call code and segmented by impairment status. The pooled reserves are calculated by applying the appropriate historical loss ratio to the loan categories. Impaired loans greater than a minimum threshold established by management are excluded from this analysis. The sum of all such amounts determines our pooled reserves. We calculate a loss factor for each geographic region, then weight the overall loss factor by the geographic weight remaining in the overall portfolio.  Over time, we expect these changes to our loan loss allowance methodology to have a material positive impact on our required allowance level as we continue to reduce our exposure to certain markets. We have shortened the period over which we review historical losses from eight quarters to four in response to industry trends and conditions; the shorter loss history window is more in line with our peer group and tracks more closely the unusual market volatility of the past several years, making the provision estimate more responsive to current economic conditions. The historical loss factors utilized in our model have been updated as of the end of the third quarter 2012 to reflect losses realized through the end of second quarter 2012.

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

As of September 30, 2012 and 2011, the allowance for loan losses was $4,341,422 and $6,422,526, respectively, a decrease of $2,081,104, or 32.40%, from the 2011 allowance. The decrease was partly due to the charge-off of certain large borrowers against previously established allowances, which did not require the allowance to be replenished. As a percentage of total loans, the allowance for loan losses was 1.58% and 1.98% at September 30, 2012 and 2011, respectively. See the discussion regarding the provision expense and “Activity in the Allowance for Loan Losses” below for additional information regarding our asset quality and loan portfolio.

The provision for loan losses was $950,955 and $3,559,944 for the nine months ended September 30, 2012 and 2011, respectively. This represents a decrease of $2,608,989, or 73.29%. Our provision for loan losses for the third quarter of 2012 and 2011 was $350,955 and $3,036,820. Our analysis of the allowance for loan losses as of September 30, 2012 showed that our overall loss rates have been stabilizing over the past several allowance calculations and that our credit exposure in the Myrtle Beach market and the Charleston market, which were particularly hard-hit by the downturn in the real estate markets and disproportionately contributed to previous loan losses suffered in our loan portfolio, is phasing out.

We believe the allowance for loan losses at September 30, 2012, is adequate to meet potential loan losses inherent in the loan portfolio and, as described earlier, we maintain the flexibility to adjust the allowance to respond to short-term and long-term trends in our local economy that are reflected in our loan portfolio.

Noninterest Income

Noninterest income increased $1,344,028, or 121.27%, to $2,452,334 for the third quarter of 2012 from $1,108,306 for the third quarter of 2011. Noninterest income increased $1,753,560, or 47.33%, to $5,458,423 for the first nine months of 2012 from $3,704,863 for the first nine months of 2011. The increase in our noninterest income for both periods is due primarily to the increase of $1,362,901 and $1,289,832 in gain on sale of securities for the three and nine months ended September 30, 2012, respectively. During the third quarter of 2012 we sold our entire portfolio of municipal bonds due to concerns about the continued fiscal uncertainty with respect to the local and state governments that had issued the debt underlying these investments.

Noninterest Expense

For the quarter ended September 30, 2012, noninterest expense totaled $5,177,538 which is $380,527, or 6.85%, lower than our noninterest expense for the quarter ended September 30, 2011. For the nine months ended September 30, 2012 and 2011, noninterest expense totaled $14,465,669 and $15,889,076, respectively, a decrease of $1,423,407, or 8.96% for 2012 compared to 2011.

During the latter part of 2011, we performed a rigorous review of our expense categories. Based on this review, we implemented a number of operational changes that resulted in a reduction of a number of our noninterest expenses for the three and nine months ended September 30, 2012 versus the comparable 2011 periods. The largest reduction realized was $342,904 and $1,106,498 in our expense for salaries and benefits for the three and nine months ended September 30, 2012, respectively. Included in the expense achieved in the first nine months of 2012 is $353,003 attributable to the cancellation of all stock appreciation rights that were outstanding at December 31, 2011, during the first quarter of 2012. Additional information regarding the cancellation of the stock appreciation rights is provided in Note 10 to our financial statements.

Additionally, with the reduction in our deposits base, the cost of our Federal Deposit Insurance premiums were $104,607 and $305,386 lower for the three and nine months ended September 30, 2012, respectively, compared to same periods in 2011.

The favorable factors mentioned above were offset by increases in the following noninterest expenses for the three and nine months ended September 30, 2012 compared to the same 2011 periods.

1.	Insurance expense was $42,719 and $119,172 higher for the three and nine months ended September 30, 2012, respectively, compared to the comparable 2011 periods. The increases are due to the expanded policy coverage and higher insurance premiums.

2.	Furniture and equipment expense for the quarters ended September 30, 2012 and 2011 was $330,979 and $203,634, respectively, which represents an increase of $127,345. For the nine months ended September 30, 2012 and 2011, the expense was $1,083,915 and $831,256, respectively, an increase of $252,659. The increases are due to the recent outsourcing of our data processing and servers to a vendor. While we will have more processing costs in the future, we believe these costs will be offset by lower computer hardware and maintenance costs in the future.

Income Taxes

The income tax expense related to the Company’s pre-tax income for the first three quarters of 2012 was offset by a reversal of an equal amount of the Company’s valuation allowance related to its deferred tax assets. Therefore, no income tax provision was recorded for the three and nine months ended September 30, 2012.

Balance Sheet Review

General

At September 30, 2012, we had total assets of $438.6 million, consisting principally of $275.2 million in loans, $65.9 million in investment securities, and $40.7 million in cash and due from banks. Our liabilities at September 30, 2012, totaled $396.4 million, which consisted principally of $364.3 million in deposits, $13.0 million in FHLB advances, and $15.0 million in other borrowings. At September 30, 2012, our shareholders’ equity was $42.2 million.

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

At September 30, 2012 our investment in available-for-sale securities was $64,504,304. This is $20,030,014, or 23.69%, lower than our investment of $84,534,318 in available-for-sale securities at December 31, 2011. During the third quarter of 2012 we sold our entire portfolio of municipal securities because of our concerns about the deterioration in their market bond ratings. It is our intention to only invest in U. S. Government agencies and mortgage-backed securities in the near future.

The amortized costs and the fair value of our securities available-for-sale at September 30, 2012 and December 31, 2011 are shown in the following table.

	September 30, 2012		December 31, 2011
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Government sponsored enterprises	$7,650,166	$8,055,096	$2,839,706	$3,024,945
Mortgage-backed securities	54,311,203	56,438,708	59,748,500	61,560,402
Municipal securities	-	-	19,084,899	19,937,971
Other	100,000	10,500	100,000	11,000
Total	$62,061,369	$64,504,304	$81,773,105	$84,534,318

At September 30, 2012, securities classified as available-for-sale are recorded at fair market value. The entire amount of the unrealized losses is the result of a single security in a continuous loss position for twelve months or more. We do not intend to sell this security in the near future and it is more likely than not that we will not be required to sell this security before recovery of its amortized cost. Based on industry analyst reports and credit ratings, we believe that the deterioration in value is not considered other-than-temporary. Please see Note 4 to our financial statements for additional information.

Securities Available-for-Sale Maturity Distribution and Yields

Contractual maturities and yields on our available-for-sale securities at September 30, 2012 are shown in the following table. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	U.S Government
	Agencies and
	Corporations
(Dollars in thousands)	Amount	Yield
Due after five but within ten years	$8,055	3.25%

Total securities (1)	$8,055	3.25%

(1)	Excludes mortgage-backed securities totaling $56,438,708 with a yield of 3.18% and other securities totaling $10,500.

At September 30, 2012 and December 31, 2011, nonmarketable equity securities totaled $1,387,400 and $2,431,800, respectively, consisting of Federal Home Loan Bank stock and Community Bankers Bank stock. These stocks are recorded at their original cost. At September 30, 2012 and December 31, 2011 the Federal Home Loan Bank stock totaled $1,329,300 and $2,373,700, respectively. The Community Bankers Bank stock totaled $58,100 at September 30, 2012 and December 31, 2011.

Loans

Loans, including loans held for sale, are the largest category of earning assets and typically provide higher yields than the other types of earning assets. Associated with the higher loan yields are the inherent credit and liquidity risks that we attempt to control and counterbalance. Loans averaged $292,645,495 during the nine months ended September 30, 2012 compared to $337,594,159 during the nine months ended September 30, 2011, a decrease of $44,948,664, or 13.31%. At September 30, 2012, total loans were $279,133,930 compared to $306,261,700 at December 31, 2011, a decrease of $27,127,770, or 8.86%. Excluding loans held for sale, loans were $275,156,230 at September 30, 2012, compared to $303,398,403 at December 31, 2011, which equated to a decrease of $28,242,173, or 9.30%. During nine months of 2012 we charged off loans totaling $5,134,117 and foreclosed on loans totaling $5,317,584, whereby the loan balances were transferred to other real estate owned. The remainder of this decrease is the result of the economic downturn in our markets and worldwide deleveraging that caused the volume of new loan customers and average loan balances carried by current customers to decrease.

The following table summarizes the composition of our loan portfolio September 30, 2012 and December 31, 2011.

	September 30,	% of	December 31,	% of
	2012	Total	2011	Total
Mortgage loans on real estate
Construction	$34,389,985	12.50%	$43,320,482	14.28%
Residential 1-4 family	39,256,376	14.26	42,837,510	14.13
Multifamily	5,648,155	2.05	8,630,232	2.84
Second mortgages	4,226,594	1.54	4,503,752	1.48
Equity lines of credit	22,542,667	8.19	24,998,277	8.24
Total residential	71,673,792	26.04	80,969,771	26.69
Nonresidential	129,288,612	46.99	133,603,482	44.03
Total real estate loans	235,352,389	85.53	257,893,735	85.00
Commercial and industrial	30,209,877	10.98	36,465,095	12.02
Consumer	9,426,357	3.43	8,649,649	2.85
Other, net	167,607	0.06	389,924	0.13
Total loans	$275,156,230	100.00%	$303,398,403	100.00%

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

The largest component of our loan portfolio is real estate mortgage loans. At September 30, 2012, real estate mortgage loans totaled $235,352,389 and represented 85.53% of the total loan portfolio, compared to $257,893,735, or 85.00%, at December 31, 2011.

Real estate construction loans were $34,389,985 and $43,320,482 at September 30, 2012 and December 31, 2011, respectively, and represented 12.50% and 14.28% of the total loan portfolio, respectively.

Residential mortgage loans totaled $71,673,792 at September 30, 2012 and 26.04% of the total loan portfolio, compared to $80,969,771 and 26.69%, respectively, at December 31, 2011. Residential real estate loans consist of first and second mortgages on single or multi-family residential dwellings.

Nonresidential mortgage loans, which include commercial loans and other loans secured by multi-family properties and farmland, totaled $129,288,612 at September 30, 2012 compared to $133,603,482 at December 31, 2011.

Currently, the demand for all types of real estate mortgage loans in our market area is very weak, largely because of the general economic downturn that affected many businesses and individuals in our market area.

Commercial and industrial loans decreased to $30,209,877 at September 30, 2012, from $36,465,095 at December 31, 2011. The decrease is mainly due to the economic downturn in our markets that caused demand for these types of loans to decrease. At September 30, 2012 and December 31, 2011, commercial and industrial loans represented 10.98% and 12.02%, respectively, of the total loan portfolio.

Our loan portfolio is also comprised of consumer and other loans that totaled $9,593,964 and $9,039,573 at September 30, 2012 and December 31, 2011, respectively. At September 30, 2012 and December 31, 2011, these loans represented 3.49% and 2.98%, respectively, of the total loan portfolio.

Our loan portfolio reflects the diversity of our markets.  The economies of our markets contain elements of medium and light manufacturing, higher education, regional health care, and distribution facilities. We expect our local economy to remain stable over the coming months; however, due to current economic challenges facing our markets, we do not expect any material growth in our loan portfolio in the near future.  Additionally, we do not engage in foreign lending.

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

Loan Maturity Schedule and Sensitivity to Changes in Interest Rates

The following table summarizes the loan maturity distribution by collateral type and related interest rate characteristics at September 30, 2012.

		Over
		One Year
	One Year or	Through	Over Five
(Dollars in thousands)	Less	Five Years	Years	Total
Real Estate	$79,653	$129,351	$26,348	$235,352
Commercial and industrial	15,066	15,144	-	30,210
Consumer and other	1,715	7,006	873	9,594
	$96,434	$151,501	$27,221	$275,156
Loans maturing after one year with:
Fixed interest rates				$119,061
Floating interest rates				59,661
				$178,722

Activity in the Allowance for Loan Losses

The following table summarizes the activity related to our allowance for loan losses for the nine months ended September 30, 2012 and 2011.

	Nine Months Ended
	September 30,
(Dollars in thousands)	2012	2011
Balance, January 1	$7,743	$6,271
Loans charged off:
Real estate – Construction	2,220	1,318
Real estate – Residential	897	2,083
Real estate – Nonresidential	899	-
Commercial and industrial	1,107	514
Consumer and other	11	32
Total loan losses	5,134	3,947
Recoveries of previous loan losses:
Real estate – Construction	296	281
Real estate – Residential	127	156
Real estate – Nonresidential	54	-
Commercial and industrial	296	98
Consumer and other	8	4
Total recoveries	781	539
Net charge-offs	(4,353)	(3,408)
Provision for loan losses	951	3,560
Balance, September 30	$4,341	$6,423

Total loans outstanding, end of period	$275,156	$324,373

Allowance for loan losses to loans outstanding	1.58%	1.98%

Risk Elements in the Loan Portfolio

The following table shows the nonperforming assets at September 30, 2012 and 2011.

	September 30,
(Dollars in thousands)	2012	2011
Loans over 90 days past due and still accruing	$1	$17
Loans on nonaccrual:
Real estate – Construction	3,858	11,040
Real estate – Residential	3,922	3,549
Real estate – Nonresidential	13,642	7,445
Commercial and industrial	619	1,482
Consumer and other	34	2
Total nonaccrual loans	22,075	23,518
Total of nonperforming loans	22,076	23,535
Other nonperforming assets	15,359	19,439
Total nonperforming assets	$37,435	$42,974

Percentage of nonperforming assets to total assets	8.54%	8.42%
Percentage of nonperforming loans to total loans	8.02%	7.26%
Allowance for loan losses as a percentage of non-performing loans	19.66%	27.29%

Loans over 90 days past due and still accruing – As of September 30, 2012 and 2011, we had loans totaling $943 and $17,171, respectively, that were past due over 90 days and still accruing interest. All loans are secured and included in our impaired loan classification at September 30, 2012 and 2011.

Nonaccruing loans – At September 30, 2012 and 2011, loans totaling $22,074,789 and $23,518,313, respectively, were in nonaccrual status. Generally, loans are placed on nonaccrual status if principal or interest payments become 90 days past due and/or we deem the collectability of the principal and/or interest to be doubtful. Generally, once a loan is placed in nonaccrual status, all previously accrued and uncollected interest is reversed against interest income, unless collection of interest accrued to date is expected. Interest income on nonaccrual loans is recognized on a cash basis when the ultimate collectability is no longer considered doubtful. Loans are returned to accrual status when the principal and interest amounts contractually due are brought current and future payments are reasonably assured. For the nine months ended September 30, 2012 and 2011, interest income recognized on nonaccrual loans was $605,750 and $170,335, respectively. If the nonaccrual loans had been accruing interest at their original contracted rates, related income would have been $927,891 and $975,110 for the nine months ended September 30, 2012 and 2011, respectively. We note that the increased volume of nonaccrual nonresidential real estate loans was roughly offset by a reduction in the volume of nonaccrual real estate construction loans that were primarily located in coastal markets that were harder hit by the economic downturn. All nonaccruing loans at September 30, 2012 and 2011 were included in our classification of impaired loans at those dates.

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

At September 30, 2012 there were 49 loans classified as TDR totaling $15,348,576. Of the 49 loans, 18 loans totaling $8,312,929 were performing while 31 loans totaling $7,035,647 were not performing. At September 30, 2011, there were 9 loans classified as TDR totaling $1,206,955, including $856,955 which were performing and $350,000 which were not performing. From September 30, 2011 to September 30, 2012 TDR loans increased by $14,141,621 due to the increase in the volume of problem loans that were modified to enhance the borrowers' repayment ability. All restructured loans resulted in either extended maturity or lowered rates and were included in the impaired loan balance.

Impaired loans - At September 30, 2012, we had impaired loans totaling $30,710,491, as compared to $25,183,965 at September 30, 2011. Included in the impaired loans at September 30, 2012 were 16 borrowers that accounted for approximately 78.68% of the total amount of the impaired loans at that date. These loans were primarily commercial real estate loans located in coastal South Carolina. Impaired loans, as a percentage of total loans, were 11.16% at September 30, 2012 as compared to 7.76% at September 30, 2011.

During the first nine months of 2012, the average investment in impaired loans was approximately $27,408,000 as compared to $25,361,000 during the first nine months of 2011. Impaired loans with a specific allocation of the allowance for loan losses totaled approximately $10,785,000 and $7,606,000 at September 30, 2012 and 2011, respectively. The amount of the specific allocation at September 30, 2012 and 2011 was $658,262 and $1,613,025, respectively.

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

As of September 30, 2012, we had OREO properties totaling $15,358,935, geographically located in the following South Carolina areas - 78% in the Coastal area, 16% in the Columbia area and 16% in the Florence area.  The combined nature of these properties is 78% commercial and 22% residential and other.  While we are diligently trying to dispose of our OREO properties, the currently depressed real estate market in many of these market segments affects our ability to do so in a timely manner without experiencing additional losses.  Additionally, there can be no assurance that these properties can be sold for their carrying values.

From September 30, 2011 to September 30, 2012, due primarily to sales, OREO decreased $4,080,004, or 20.98%. While OREO properties that consist of raw land continue to be difficult to sell, the majority of our OREO inventory with improvements is income producing, either through sale or interim leasing. This cash flow helps offset direct costs such as taxes and insurance, while offsetting opportunity cost during marketing. During the first three quarters of 2012 and 2011, income earned on OREO was $116,702 and $39,988, respectively.

Deposits and Other Interest-Bearing Liabilities

Average interest-bearing liabilities decreased $51,565,678, or 12.24%, to $369,728,688 for the nine months ending September 30, 2012 from $421,294,366 for the nine months ended September 30, 2011.

Deposits - For the nine months ended September 30, 2012 and 2011, average total deposits were $399,988,574 and $440,313,854, respectively, which is a decrease of $40,325,280, or 9.16%. At September 30, 2012 and December 31, 2011, total deposits were $364,344,350 and $427,816,497 respectively, a decrease of $63,472,147, or 14.84%. As our loan demand declined, we concurrently lowered our rates paid for deposits, especially for time deposits, which is the primary reason why the amounts of our total deposits were significantly lower for the period ended September 30, 2012 compared to 2011.

Average interest-bearing deposits decreased $48,150,633, or 12.30%, to $343,f,204 for the nine months ended September 30, 2012, from $391,364,837 for the nine months ended September 30, 2011.

The average balance of non-interest bearing deposits increased $7,825,353, or 15.99%, to $56,774,370 for the nine months ended September 30, 2012, from $48,949,017 for the nine months ended September 30, 2011.

The following table shows the average balance amounts and the average rates paid on deposits held by us for the nine months ended September 30, 2012 and 2011.

	Nine Months Ended September 30,
	2012		2011
	Average	Average	Average	Average
	Amount	Rate	Amount	Rate
Noninterest bearing demand deposits	$56,774,370	0.00%	$48,949,017	0.00%
Interest bearing demand deposits	41,965,768	0.21	38,424,879	0.48
Savings accounts	116,145,534	0.32	119,634,049	0.77
Time deposits	185,102,902	2.04	233,305,909	2.31
Total	$399,988,574	1.06%	$440,313,854	1.48%

Core deposits, which exclude time deposits of $100,000 or more, provide a relatively stable funding source for our loan portfolio and other earning assets. Our core deposits were $270,453,219 and $305,342,295 at September 30, 2012 and December 31, 2011, respectively. As of September 30, 2012 and December 31, 2011, our core deposits were 74.23% and 71.37% of total deposits, respectively.

Included in time deposits of $100,000 and over, at September 30, 2012 and December 31, 2011 are brokered time deposits of $66,860,000 and $90,860,000, respectively, equating to a decrease of $24,000,000. In accordance with our asset/liability management strategy, we do not intend to renew or replace the brokered deposits outstanding at September 30, 2012, when they mature.

Deposits, and particularly core deposits, have been our primary source of funding and have enabled us to meet successfully both our short-term and long-term liquidity needs. We anticipate that such deposits will continue to be our primary source of funding in the future. Our loan-to-deposit ratio was 75.52% and 70.92% on September 30, 2012 and December 31, 2011, respectively.

The maturity distribution of our time deposits of $100,000 or more at September 30, 2012, is set forth in the following table:

September 30,
2012
Three months or less	$15,639,089
Over three through twelve months	43,538,884
Over one year through three years	34,308,573
Over three years	404,585
Total	$93,891,131

Approximately 63.03% of our time deposits of $100,000 or more had scheduled maturities within one year. Large certificate of deposit customers tend to be extremely sensitive to interest rate levels, making these deposits less reliable sources of funding for liquidity planning purposes than core deposits. We expect most certificates of deposits with maturities less than one year to be renewed upon maturity. However, there is the possibility that some certificates may not be renewed. We believe that, should these certificates of deposit not be renewed, the impact would be minimal on our operations and liquidity due to the availability of other funding sources.

Other Borrowings – Other borrowings at September 30, 2012 and December 31, 2011, consist of the following:

	September 30,	December 31,
	2012	2011
Securities sold under agreement to repurchase	$4,711,362	$-
Advances from the Federal Home Loan Bank	13,000,000	13,000,000
Junior subordinated debentures	10,310,000	10,310,000

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

Capital Resources

Total shareholders' equity at September 30, 2012 and December 31, 2011 was $42,187,191 and $41,117,990, respectively. The $1,069,201 increase during the first nine months of 2012 resulted mainly from our net income of $1,134,728 for this period.

The following table shows the return on average assets (net income divided by average total assets), return on average equity (net income divided by average equity), and equity to assets ratio (average equity divided by average total assets) for the nine months ended September 30, 2012 and 2011. While we have not paid a cash dividend on our common stock since our inception, the Company has declared and paid dividends on its outstanding shares of preferred stock, and made quarterly interest payments on its trust-preferred securities. Under the terms of the Company MOU, the terms of which are more fully described as part of “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Regulatory Matters,” the Company must request prior approval from the Federal Reserve prior to declaring or paying dividends on our common stock or preferred stock, or making scheduled interest payments on our trust-preferred securities. Such approval was not granted by the Federal Reserve for payment of the Company’s dividends and interest payments due and payable in the four quarters ended September 30, 2012 and such approval was not granted for payments due in the fourth quarter of 2012.

	Nine Months Ended
	September 30,
	2012	2011
Return on average assets	0.32%	(2.11)%
Return on average equity	3.62	(22.70)
Average equity to average assets ratio	8.88	9.30

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

The Company and the Bank were each considered to be “well capitalized” for regulatory purposes at September 30, 2012 and December 31, 2011. The following table shows the regulatory capital ratios for the Company and the Bank at September 30, 2012 and December 31, 2011.

	September 30, 2012		December 31, 2011
	Holding		Holding
	Company	Bank	Company	Bank
Tier 1 capital (to risk-weighted assets)	15.22%	14.11%	13.54%	12.33%
Total capital (to risk-weighted assets)	16.77%	15.37%	14.80%	13.59%
Leverage or Tier 1 capital (to total average assets)	11.21%	10.18%	9.85%	8.96%

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

Off-Balance Sheet Risk

Through our operations, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At September 30, 2012 we had issued commitments to extend credit of $28.9 million and standby letters of credit of $34 thousand through various types of commercial lending arrangements. Approximately $26.2 million of these commitments to extend credit had variable rates.

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at September 30, 2012:

			After
		After One	Three
	Within	Through	Through	Within	Greater
(Dollars in Thousands)	One	Three	Twelve	One	Than
	Month	Months	Months	Year	One Year	Total
Unused commitments to extend credit	$2,237	$2,376	$10,112	$14,725	$14,125	$28,850
Standby letters of credit	-	-	34	34	-	34
Totals	$2,237	$2,376	$10,146	$14,759	$14,125	$28,884

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

We were liability sensitive during the year ended December 31, 2011 and during the nine months ended September 30, 2012.  As of September 30, 2012, we expect to be liability sensitive for the next nine months because a majority of our deposits reprice over a 12-month period.  Approximately 35% of our loans were variable rate loans at September 30, 2012.  The ratio of cumulative gap to total earning assets after 12 months was a negative 17.70% because $68.1 million more liabilities will reprice in a 12-month period than assets.   However, our gap analysis is not a precise indicator of our interest sensitivity position.  The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally.  For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but those rates are viewed by us as significantly less interest-sensitive than market-based rates such as those paid on noncore deposits.  Net interest income may be affected by other significant factors in a given interest rate environment, including changes in the volume and mix of interest-earning assets and interest-bearing liabilities.

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

At September 30, 2012, our liquid assets, consisting of cash and cash equivalents amounted to $40.7 million, or 9.28% of total assets.  Our investment securities, excluding nonmarketable securities, at September 30, 2012, amounted to $64.5 million, or 14.70% of total assets.  Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner.  However, $15.3 million of these securities were pledged as collateral to secure public deposits and borrowings as of September 30, 2012.  At December 31, 2011, our liquid assets, consisting of cash and cash equivalents, amounted to $44.0 million, or 8.90% of total assets.  Our investment securities, excluding nonmarketable securities, at December 31, 2011 amounted to $84.5 million, or 17.08% of total assets.  Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner.  However, $17.4 million of these securities were pledged as collateral to secure public deposits and borrowings as of December 31, 2011.

Our ability to maintain and expand our deposit base and borrowing capabilities serves as our primary source of liquidity.  For the near future, it is our intention to reduce the use of wholesale funding to fund loan demand.  We plan to meet our future cash needs through the liquidation of temporary investments, the generation of deposits, and from additional borrowings.  In addition, we will receive cash upon the maturity and sale of loans and the maturity of investment securities. At September 30, 2012, we had a $5.0 million unused line of credit with the Federal Reserve Bank and had sufficient unpledged securities that would have allowed us to borrow up to $49.2 million from the Federal Reserve Bank.  Also, as a member of the Federal Home Loan Bank of Atlanta, (the “FHLB”) we can make applications for borrowings that can be made for leverage purposes.  The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the bank be pledged to secure any advances from the FHLB. We have an available line to borrow funds from the Federal Home Loan Bank up to 30% of the Bank’s total assets, which provide available funds of $141.3 million at September 30, 2012.  At that date the Bank had drawn $13.0 million on this line.  We believe that the sources described above will be sufficient to meet our future liquidity needs.

The Company is largely dependent upon dividends from the Bank as a source of cash.  The Bank MOU restricts the ability of the Bank to declare and pay dividends to the Company.  The Company MOU requires the Company to obtain approval of the Federal Reserve Bank prior to declaring dividends.  The Federal Reserve did not approve the Company’s request to pay dividends and interest payments relating to its outstanding classes of preferred stock and trust preferred securities due and payable in the four quarters ended September 30, 2012, nor did Federal Reserve approve the Company's request to make the payments due in the fourth quarter of 2012. See “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Regulatory Matters” for additional information relating to the Company MOU.

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

Interest Sensitivity Analysis

The following table sets forth information regarding our rate sensitivity as of September 30, 2012, for each of the time intervals indicated. The information in the table may not be indicative of our rate sensitivity position at other points in time. In addition, the maturity distribution indicated in the table may differ from the contractual maturities of the earning assets and interest-bearing liabilities presented due to consideration of prepayment speeds under various interest rate change scenarios in the application of the interest rate sensitivity methods described above.

			After		Greater
		After One	Three		Than One
	Within	Through	Through	Within	Year or
(Dollars in Thousands)	One	Three	Twelve	One	Non-
	Month	Months	Months	Year	Sensitive	Total
Interest-Earning Assets
Interest-bearing deposits in other banks	$39,537	$-	$	$39,537	$-	$39,537
Loans (1)	53,469	30,301	76,303	160,073	119,061	279,134
Securities, taxable	-	-	-	-	64,504	64,504
Nonmarketable securities	1,387	-	-	1,387	-	1,387
Time deposits in other banks	-	-	101	101	-	101
Total earning assets	94,393	30,301	76,404	201,098	183,565	384,663

Interest-Bearing Liabilities
Interest-bearing deposits:
Demand deposits	$42,332	$-	$-	$42,332	$-	$42,332
Savings deposits	108,440	-	-	108,440	-	-108,440
Time deposits	11,001	17,303	83,412	111,716	45,491	157,207
Total interest-bearing deposits	161,773	17,303	83,412	262,488	45,491	307,979
Federal Home Loan Bank Advances	2,000	-	-	2,000	11,000	13,000
Junior subordinated debentures	-	-	-	-	10,310	10,310
Repurchase agreements	4,711	-	-	4,711	-	4,711
Total interest-bearing liabilities	168,484	17,303	83,412	269,199	66,801	336,000

Period gap	$(74,091)	$12,998	$(7,008)	$(68,101)	$116,764

Cumulative gap	$(74,091)	$(61,093)	$(68,101)	$(68,101)	$48,663

Ratio of cumulative gap to total earning assets	(19.26)%	(15.88)%	(17.70)%	(17.70)%	12.65%

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

Part II - Other Information

Item 1. Legal Proceedings.

There are no material pending legal proceedings to which the Company or its subsidiary is a party or of which any of their property is the subject.

Item 1A. Risk Factors.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	The following stock repurchases were made during the period covered by this report in connection with administration of the Company’s employee stock ownership plan.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2012 – July 30, 2012	69	$2.08	-	-
August 1, 2012 - August 31, 2012	-	$-	-	-
September 1, 2012 – September 30, 2012	-	$-	-	-
	69	$2.08	-	-

Item 6. Exhibits

Exhibit Number	Exhibit

31.1	Certification pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended.
31.2	Certification pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive Data Files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 in XBRL. Pursuant to Regulation 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and are otherwise not subject to liability.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST RELIANCE BANCSHARES, INC.

Date: November 12, 2012	By:	/s/ F.R. SAUNDERS, JR.
F. R. Saunders, Jr.
President and Chief Executive Officer

Date: November 12, 2012	By:	/s/ JEFFERY A. PAOLUCCI
Jeffery A. Paolucci
Senior Vice President and Chief Financial Officer

-43-