Form 10-K
period 2012-12-31
FIRST RELIANCE BANCSHARES INC
filed 2013-03-22
CIK 1172102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Yes ☐   No ☒

The aggregate market value of the registrant’s outstanding common stock held by nonaffiliates of the registrant as of June 30, 2012 was approximately $11.0 million, based on the registrant’s closing sales price of $3.55 as reported on the Over-the Counter Bulletin Board on June 30, 2012. There were 4,095,271 shares of the registrant’s common stock outstanding as of March 12, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated

Annual Report to Shareholders for the Year Ended December 31, 2012	Part II
Proxy Statement for the Annual Meeting of Shareholders to be held June 20, 2013	Part III

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

These forward-looking statements involve risks and uncertainties and may not be realized due to a variety of factors, including, but not limited to the following:

•	deterioration in the financial condition of borrowers resulting in significant increases in loan losses and provisions for those losses;

•	changes in loan underwriting, credit review or loss reserve policies associated with economic conditions, examination conclusions, or regulatory developments;

•	the failure of assumptions underlying the establishment of reserves for possible loan losses;

•	changes in political and economic conditions, including the political and economic effects of the current economic downturn and other major developments, including the ongoing war on terrorism, continued tensions in the Middle East, and the ongoing economic challenges facing the European Union;

•	changes in financial market conditions, either internationally, nationally or locally in areas in which the Company conducts its operations, including, without limitation, reduced rates of business formation and growth, commercial and residential real estate development, and real estate prices;

•	the Company’s ability to comply with any requirements imposed on it or the Bank by their respective regulators, and the potential negative consequences that may result;

•	the impacts of renewed regulatory scrutiny on consumer protection and compliance led by the newly-created Consumer Finance Protection Bureau;

•	fluctuations in markets for equity, fixed-income, commercial paper and other securities, which could affect availability, market liquidity levels, and pricing;

•	governmental monetary and fiscal policies, including the undetermined effects of the Federal Reserve’s “Quantitative Easing” program, as well as other legislative and regulatory changes;

•	changes in capital standards and asset risk-weighting included in proposed Federal Reserve rules to implement the so-called “Basel III” accords;

•	the Company’s participation or lack of participation in governmental programs implemented under the Emergency Economic Stabilization Act (the “EESA”) and the American Recovery and Reinvestment Act (the “ARRA”), including, without limitation, the Capital Purchase Program (“CPP”) administered under the Troubled Asset Relief Program (“TARP”);

•	the risks of changes in interest rates or an unprecedented period of record-low interest rates on the level and composition of deposits, loan demand and the values of loan collateral, securities and interest sensitive assets and liabilities;

•	the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds and other financial institutions operating in our market area and elsewhere, including institutions operating regionally, nationally and internationally, together with such competitors offering banking products and services by mail, telephone and the Internet; and

•	the effect of any mergers, acquisitions or other transactions, to which we or our subsidiary may from time to time be a party, including, without limitation, our ability to successfully integrate any businesses that we acquire.

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

For other factors, risks and uncertainties that could cause our actual results to differ materially from estimates and projections contained in these forward-looking statements, please read the “Risk Factors” section of this Annual Report beginning on page 25.

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

According to United States Census Bureau estimates, in 2012, Florence County had an estimated population of 137,885.  Florence County, which covers approximately 805 square miles, is located in the eastern portion of South Carolina and is bordered by Darlington, Marlboro, Dillon, Williamsburg, Marion, Clarendon, Sumter, and Lee Counties.  Florence County has a number of large employers, including, GE Healthcare, Honda, Nan Ya Plastics, ESAB, QVC US, Otis Elevator, Johnson Controls, Monster.com, McLeod Regional Medical Center, and Carolinas Medical Center.  Florence County’s economy is largely based on the wholesale and retail trade sector, the manufacturing sector, the services sector and the financial, insurance and real estate sector.

According to the United States Census Bureau, Lexington County had an estimated population in 2011 of 267,129.  The primary market area is the City of Lexington and the surrounding areas of Lexington County, South Carolina.  Lexington County is centrally located in the Midlands of South Carolina just outside the capital city in Columbia and is bordered by Richland, Newberry, Saluda, Aiken, Orangeburg, and Calhoun Counties.  Lexington County has a number of large employers, including, Westinghouse Electric Corporation, Michelin North America, Winnsboro Assembly Opera, Amick Farms, Inc., and Bose Corporation.  Lexington County is a major transportation crossroads for the Midlands with I-26, I-77, and I-20 bordering or running through the county.  The Columbia Metropolitan Airport is located in Lexington County, just 10 miles from the town of Lexington, and is the southeastern hub for the United Parcel Service.  The principal components of the economy of Lexington County are the wholesale and retail trade sector, the manufacturing sector, the government sector, the services sector and the financial, insurance and real estate sector.

The United States Census Bureau estimates that in 2011, Charleston County had a population of 357,704 and the Metro Area had a population of 664,607.  Charleston is located on the central and southern east coast surrounded by Berkley and Dorchester counties.  Major employers in the area include the United States Navy, the Medical University of South Carolina, Boeing and the Charleston Air Force Base.

Our Business Strategy

First Reliance Bank, founded in 1999, is ranked in the top 25 banks in South Carolina based on total deposits. We have assets of approximately $418 million, and employ over 100 associates. We serve the Pee Dee, Midlands, and Low Country regions of South Carolina and specialize in providing South Carolina business and consumer customers with a broad array of banking programs, products and services. The Bank is well known in its markets for exceptional customer service and incredible customer loyalty. We are also proud to be one of South Carolina’s “Best Places to Work” companies.

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

Market Strategy

We choose to operate in high-growth markets that have a high concentration of our targeted customer segments. Our goal is to obtain 10% of the market share in the markets we serve. Currently we operate in Florence, Lexington and Charleston. This geographic diversity allows us to mitigate credit risk. Our current deposit market share is Florence 13.19%, Lexington 2.26%, and Charleston 0.64%.

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

Customer Relationship Management

To attract low-cost core deposits we offer our customers a selection of distinctive programs that help them meet their personal financial needs and allow them to be part of a unique community.

Currently, we offer a distinctive “Moms”, Gen “Y” and “Home Town Heroes” Program. Those customers who choose not to be in a distinctive program are able to be part of our “Better Life” program. Our customer relationship strategy is based on building loyal relationships with customers in return our customers do more business with them, refer family, friends and business associates to us, stay with us long and allow us to earn a fair profit. The key to building loyal customer relationships is to understand their needs, motivation and find solutions that make their lives better.

Our business customers are provided with a dedicated Relationship Banker who is responsible to manage and provide solutions for the customers combined business and personal financial needs. We offer our business customers a “Better Perks” at work program as a benefit they can offer to employees of their business.

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

  Loan Limits and Approval. The Bank’s lending activities are subject to a variety of lending limits imposed by federal law.  Under South Carolina law, loans by the Bank to a single customer may not exceed 15% of the Bank’s unimpaired capital.  Based on the Bank’s unimpaired capital as of December 31, 2012, the Bank’s internal lending limit to a single customer is approximately $7.4 million, although certain legacy customers exceed this limit in aggregate exposure and the Bank will consider larger requests on a case by case basis.  The size of the loans that the Bank is able to offer to potential customers is less than the size of the loans that the Bank’s competitors with larger lending limits are able to offer.  This limit affects the ability of the Bank to seek relationships with the area’s larger businesses.  However, the Bank may request other banks to participate in loans to customers when requested loan amounts exceed the Bank’s legal lending limit.

Allowance for Loan Losses. We maintain an allowance for loan losses, which has been established through a provision for loan losses charged against income. We charge loans against this allowance when we believe that the collectability of the loan is unlikely. The allowance is an estimated amount that we believe is adequate to absorb losses inherent in the loan portfolio based on evaluations of its collectability. As of December 31, 2012, our allowance for loan losses equaled approximately 1.6% of the average outstanding balance of our loans. Over time, we will base the loan loss reserves on our evaluation of factors including: changes in the nature and volume of the loan portfolio, overall portfolio quality, specific problem loans and commitments, and current anticipated economic conditions that may affect the borrower’s ability to pay.

Loan Distribution. As of December 31, 2012, the composition of our loan portfolio by category was approximately as follows :

Industry Categories	Percentage (%)

Real estate secured	85.12%

Commercial and industrial	11.24%

Consumer loans	3.58%

Other loans	0.06%

Total	100%

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

As of December 31, 2012, total loans secured by first or second mortgages on real estate comprised approximately 85.12% of the Bank’s loan portfolio, and the classification of the mortgage loans of the Bank and the respective percentage of the Bank’s total loan portfolio of each are as follows:

Description	Total Amount as of December 31, 2012	Percentage of Total Loan Portfolio

Residential 1-4 family	$35,091,846	13.48%

Multifamily	$5,563,043	2.14%

Commercial	$122,309,917	47.00%

Construction	$31,985,532	12.29%

Second mortgage	$4,077,692	1.57%

Equity lines of credit	$22,502,339	8.65%

Total:	$221,530,369	85.12%

Of the loan types listed above, commercial real estate loans are generally more risky because they are the most difficult to liquidate in the current real estate market that has made real estate valuation particularly volatile.  Construction loans are often speculative in nature and can involve additional risk due to weather delays and cost overruns.

The Bank generates additional fee income by selling some of its mortgage loans in the secondary market and cross-selling other products and services to its mortgage customers.  In 2012, the Bank sold mortgage loans in a total amount of approximately $41.5 million, or 28.65% of the total number of mortgage loans originated by the Bank. The Bank does not originate or hold subprime residential mortgage loans that were originally intended for sale on the secondary mortgage market.

All Federal Housing Agency (“FHA”), Veterans Administration (“VA”) and South Carolina State Housing Finance and Development Authority (“State Housing”) loans sold by the Bank involve the right to recourse. The FHA and VA loans are subject to recourse if the loan shows 60 days or more past due in the first four months or goes in to foreclosure within the first 12 months.  The State Housing loans are subject to recourse if the loan becomes delinquent prior to purchase by State Housing or if final documentation is not delivered within 90 days of purchase. All investors have a right to require the Bank to repurchase a loan in the event the loan involved fraud.  In 2012, of the 247 loans sold by the Bank, 57 were FHA or VA loans and 25 were State Housing Loans, compared to 2011 where, of the 232 loans sold by the Bank, 39 were FHA or VA loans and 49 were State Housing loans.  Such loans represented 25.63% of the dollar volume or 33.20% of the total number of loans sold by the Bank in 2012.

In addition, an increase in interest rates may decrease the demand for consumer and commercial credit, including real estate loans.  Gross gains from sales of residential mortgage loans were $1,197,853 in 2012.

Commercial and Industrial. As of December 31, 2012, $29.3 million, or 11.24% of the Bank’s total loan portfolio, was comprised of commercial and industrial loans.  We focus our efforts on commercial loans of less that $3 million. Commercial loans involve significant risk because there is generally a small market available for assets held as collateral that needs to be liquidated.  Commercial loans for working capital needs are typically difficult to monitor. Working capital loans typically have terms not exceeding one year and are usually secured by accounts receivable, inventory, personal guarantees of the principals or fixed assets of the business. For loans secured by accounts receivable or inventory, principal is typically repaid as the assets securing the loan are converted into cash, and in other cases principal is typically due at maturity.

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

As of December 31, 2012, the classification of the consumer loans of the Bank and the respective percentage of the Bank’s total loan portfolio of each were as follows (dollars in thousands):

Description	Total Outstanding as of December 31, 2012	Percentage of Total Loan Portfolio
Individuals (household, personal, single pay, installment and other)	$8,707,500	3.35%
Individuals (household, family, personal credit cards and overdraft protection)	$597,413	0.23%
All other consumer loans	$—	—%

The risks associated with consumer lending are largely related to economic conditions and increase during economic downturns.  Other major risk factors relating to consumer loans include high debt to income ratios and poor loan-to-value ratios.   Consumer lending standards requires a debt service income ratio of no greater than 36% based on gross income.

Deposit Services

The Bank offers a full range of deposit services that are typically available in most banks and savings and loan associations, including checking accounts, NOW accounts, savings accounts and other time deposits of various types, ranging from money market accounts to longer-term certificates of deposit.  The transaction accounts and time certificates are tailored to the Bank’s principal market area at rates competitive to those offered by other banks in the area.  In addition, the Bank offers certain retirement account services, such as Individual Retirement Accounts (“IRAs”).   The Bank solicits deposit accounts from individuals, businesses, associations and organizations and governmental authorities. All deposit accounts are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to the maximum amount allowed by law. For additional information relating to deposit insurance, please see “Supervision and Regulation.”

Other Banking Services

The Bank focuses heavily on personal customer service and offers a full range of financial services.  Personal products include checking and savings accounts, money market accounts, CDs and IRAs, personal loans and residential mortgage loans, while business products include free checking and savings accounts, commercial lending services, money market accounts, cash management services including remote deposit capture and business deposit courier service.  The Bank also offers Internet banking and e-statements, electronic bill paying services, Worldwide ATM networks, free coin machines at all branches for customers, and an overdraft privilege to its customers.

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

According to the FDIC, as of June 30, 2012, 36 banks and savings institutions operated 263 offices within Charleston, Florence, and Lexington Counties.  All of these institutions aggressively compete for business in the Bank’s market area.  Some of these competitors have been in business for many years, have established customer bases, are larger than the Bank, have substantially higher lending limits than the Bank has and are able to offer certain services, including trust and international banking services, that the Bank is able to offer only through correspondents, if at all.

The Bank currently conducts business principally through its six branches in Charleston, Florence, and Lexington Counties, South Carolina.  Based upon data available on the FDIC’s website as of June 30, 2012, the Bank’s total deposits ranked ninth among financial institutions in our market area, representing approximately 3.04% of the total deposits in our market area.  The table below shows our deposit market share in the counties we serve according to data from the FDIC website as of June 30, 2012.

Market	Number of Branches	Our Market Deposits	Total Market Deposits	Ranking	Market Share Percentage
		(in millions)	(in millions)
South Carolina (by county):
Charleston County	2	$50	$7,780	18	0.64%
Florence County	2	277	2,100	3	13.19
Lexington County	2	76	3,370	10	2.26

First Reliance Bank (statewide)	6	$403	$67,387	25	0.60%

The Bank competes based on providing its customers with high-quality, prompt, and knowledgeable personalized service at competitive rates, which is a combination that the Bank believes customers generally find lacking at larger institutions.  The Bank offers a wide variety of financial products and services at fees that it believes are competitive with other financial institutions.

Employees

On December 31, 2012, the Bank had 92 full-time employees and 19 part-time employees.  The executive officers of the Company also serve as executive officers of and are compensated by the Bank.  The Company has no employees.

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

To qualify to become a financial holding company, the Bank and any other depository institution subsidiary of the Company must be well capitalized and well managed and must have a Community Reinvestment Act rating of at least “satisfactory.”  Additionally, the Company must file an election with the Federal Reserve to become a financial holding company and must provide the Federal Reserve with 30 days written notice prior to engaging in a permitted financial activity. While the Company meets the qualification standards applicable to financial holding companies, the Company has not elected to become a financial holding company at this time.

Support of Subsidiary Institutions.   Under Federal Reserve policy, we are expected to act as a source of financial strength for the Bank and to commit resources to support the Bank. In addition, pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), this longstanding policy has been given the force of law and additional regulations promulgated by the Federal Reserve to further implement the intent of the new statute are possible. As in the past, such financial support from the Company may be required at times when, without this legal requirement, we might not be inclined to provide it. In addition, any capital loans made by us to the Bank will be repaid only after the Bank’s deposits and various other obligations are repaid in full. In the unlikely event of our bankruptcy, any commitment that we give to a bank regulatory agency to maintain the capital of the Bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

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

On March 1, 2013, the United States Department of the Treasury (the “Treasury”), the holder of all 15,249 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A Shares”), and 767 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B (the “Series B Shares”), announced that it had auctioned the securities in a private transaction with unaffiliated third-party investors. The Company received no proceeds from the transaction. The clearing prices for the Series A Shares and the Series B Shares were $679.61 per share and $822.61, respectively. Both series have a liquidation preference of $1,000 per share. The closing of the private sale occurred on March 11, 2013.

The sale of the securities had no effect on their terms, including the Company’s obligation to satisfy accrued and unpaid dividends (aggregating approximately $1.3 million) prior to payment of any dividend or other distribution to holders of pari pasu or junior stock, including the Company’s Fixed Rate Cumulative Mandatorily Convertible Preferred Stock, Series C, and its common stock, and an increase in the dividend rate on the Series A Shares from 5% to 9% on May 15, 2014. Further, the sale of the securities will have no effect on the Company’s capital, financial condition or results of operations. However, the Company generally will not be subject to various executive compensation and corporate governance requirements to which it was subject while Treasury held the securities.

Use of TARP Proceeds. On March 6, 2009, the Company received an investment of $15.3 million under the TARP Capital Purchase Program (“TARP CPP”). The TARP CPP funds were initially placed in the Company’s demand deposit account with the Bank, providing liquidity to the Bank while preserving the Company’s flexibility in how to best support the Bank, including the Bank’s lending efforts. To date, the Company has contributed $8.8 million to the Bank as capital; as a result of this capital infusion, as well as a successful private offering of our Series C Preferred Stock in May 2010, the Bank’s Tier 1 leverage ratio was 10.40%, and its total risk-based capital ratio was 15.72%, both as of year-end 2012.

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

Payment of Dividends. We are a legal entity separate and distinct from the Bank. The principal source of our cash flow, including cash flow to pay dividends to stockholders, is dividends that we receive from the Bank. As will be noted more fully below, statutory and regulatory limitations apply to the payment of dividends by a subsidiary bank to its bank holding company.

The payment of dividends by us and the Bank may also be affected by other factors, including other restrictions imposed under discretionary powers afforded our state and federal regulators. For example, if, in the opinion of the FDIC, the Bank was engaged in or about to engage in an unsafe or unsound practice, the FDIC could require, after notice and a hearing, that the Bank stop or refrain from engaging in the practice. The federal banking agencies have indicated that paying dividends that deplete a depository institution’s capital base to an inadequate level would be an unsafe and unsound banking practice. Under the FDIC Improvement Act of 1991 (the “FDIA”), a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. Moreover, the federal agencies have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings.

When we received a capital investment from the Treasury under the TARP CPP, we became subject to additional limitations on the payment of dividends. These limitations require, among other things, that (i) all dividends for the securities purchased under the TARP CPP be paid before other dividends can be paid and (ii) the Treasury must approve any increases in common dividends for three years following the Treasury’s investment.

Furthermore, the Federal Reserve Board clarified its guidance on dividend policies for bank holding companies through the publication of a Supervisory Letter, dated February 24, 2009. As part of the letter, the Federal Reserve Board encouraged bank holding companies, particularly those that had participated in the TARP CPP, to consult with the Federal Reserve Board prior to dividend declarations and redemption and repurchase decisions even when not explicitly required to do so by federal regulations. The Federal Reserve Board has indicated that TARP CPP recipients, such as the Company, should consider and communicate in advance to regulatory staff how proposed dividends, capital repurchases. and capital redemptions are consistent with its obligation to eventually redeem the securities held by the Treasury. This new guidance is largely consistent with prior regulatory statements encouraging bank holding companies to pay dividends out of net income and to avoid dividends that could adversely affect the capital needs or minimum regulatory capital ratios of the bank holding company and its subsidiary bank.

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

As a result, until the Company is no longer subject to the Company MOU, it will be required to seek regulatory approval prior to paying scheduled dividends on its preferred stock and trust preferred securities, including the Series A Preferred Stock and Series B Preferred Stock issued to the Treasury as part of our participation in the TARP CPP, as well as the Series C Preferred Stock issued as part of a private offering earlier this year. This provision will also apply to the Company’s common stock, although, to date, the Company has not elected to pay a cash dividend on its shares of common stock. The Federal Reserve Bank approved the scheduled payment of dividends on the Company’s preferred stock and interest payments on the Company’s trust preferred securities for the first three quarters of 2011. The Federal Reserve Bank did not approve the Company’s request to pay dividends and interest payments relating to its outstanding classes of preferred stock and trust preferred securities due and payable in either the fourth quarter of 2011, during 2012, or the first quarter of 2013. Should the Company fail to pay scheduled dividends on its outstanding shares of Series A and Series B Preferred Stock, the holder of those shares is entitled to name two individuals to our board of directors. As a result, no assurance can be given as to the ability of the Company to obtain approval from the Federal Reserve Bank to resume the payment of such dividends and interest in future quarters while the Company MOU remains in effect.

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

Sarbanes-Oxley Act of 2002. On July 30, 2002, the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) was signed into law and became some of the most sweeping federal legislation addressing accounting, corporate governance, and disclosure issues. The impact of the Sarbanes-Oxley Act is wide-ranging as it applies to all public companies and imposes significant new requirements for public company governance and disclosure requirements.

In general, the Sarbanes-Oxley Act mandated important new corporate governance and financial reporting requirements intended to enhance the accuracy and transparency of public companies’ reported financial results. It established new responsibilities for corporate chief executive officers, chief financial officers and audit committees in the financial reporting process and creates a new regulatory body to oversee auditors of public companies. It backed these requirements with new SEC enforcement tools, increases criminal penalties for federal mail, wire and securities fraud, and created new criminal penalties for document and record destruction in connection with federal investigations. It also increased the opportunity for more private litigation by lengthening the statute of limitations for securities fraud claims and provided new federal corporate whistleblower protection.

The economic and operational effects of this legislation on public companies, including us, is significant in terms of the time, resources and costs associated with complying with this law. Because the Sarbanes-Oxley Act, for the most part, applies equally to larger and smaller public companies, we are presented with additional challenges as a smaller, community-oriented financial institution seeking to compete with larger financial institutions in our market.

In 2010, the Dodd-Frank Act was signed into law and included a permanent delay of the implementation of section 404(b) of the Sarbanes-Oxley Act for companies with non-affiliated public float under $75.0 million (“non-accelerated filer”). Section 404(b) is the requirement to have an independent accounting firm audit and attest to the effectiveness of a Company’s internal controls. As the Company currently qualifies as a non-accelerated filer under the SEC rules and expects to remain one through fiscal year 2013, there are no additional costs anticipated for complying with Section 404(b).

Regulation of the Bank

The Bank is an insured, South Carolina-chartered bank. The Bank’s deposits are insured as part of the FDIC’s Deposit Insurance Fund (“DIF”), and it is subject to supervision and examination by, and the regulations and reporting requirements of, the FDIC and the SC State Board. The FDIC and the SC State Board are the Bank’s primary federal and state banking regulators. The Bank is not a member bank of the Federal Reserve.

The FDIC and the SC State Board regulate all areas of the Bank’s business, including its reserves, mergers, payment of dividends and other aspects of its operations. They regularly examine the bank, and the Bank must furnish periodic reports to the FDIC and the SC State Board containing detailed financial and other information about its affairs. The FDIC and the SC State Board have broad powers to enforce laws and regulations that apply to the Bank and to require it to correct conditions that affect its safety and soundness. Among others, these powers include issuing cease and desist orders, imposing civil penalties, and removing officers and directors, and their ability otherwise to intervene in the Bank’s operation if their examinations of the bank, or the reports it files, reflect a need for them to do so.

As an insured bank, the Bank is prohibited from engaging as principal in any activity that is not permitted for national banks unless (1) the FDIC determines that the activity or investment would not pose a significant risk to the DIF, and (2) the Bank is, and continue to be, in compliance with the capital standards that apply to it. The Bank also is prohibited from directly acquiring or retaining any equity investment of a type or in an amount that is not permitted for national banks.

Prior to the enactment of the Dodd-Frank Act (which is discussed more fully below), the Bank and any other national or state-chartered bank were generally permitted to branch across state lines by merging with banks in other states if allowed by the applicable states’ laws. As a result of the Dodd-Frank Act, however, interstate branching is now permitted for all national- and state-chartered banks, provided that a state bank chartered by the state in which the branch is to be located would also be permitted to establish a branch.

The Bank’s business also is influenced by prevailing economic conditions and governmental policies, both foreign and domestic, and by the monetary and fiscal policies of the Federal Reserve. The Bank is not a member of the Federal Reserve. However, under the Federal Reserve’s regulations, all FDIC-insured banks must maintain average daily reserves against their transaction accounts. Currently, no reserves are required on the first $10.7 million of transaction accounts, but a bank must maintain reserves equal to 3.0% on aggregate balances between $10.7 million and $58.8 million, and reserves equal to 10.0% on aggregate balances in excess of $58.8 million. The Federal Reserve may adjust these percentages from time to time. Because the Bank’s reserves must be maintained in the form of vault cash or in an account at a Federal Reserve Bank or with a qualified correspondent bank, one effect of the reserve requirement is to reduce the amount of the bank’s assets that are available for lending and other investment activities. The Federal Reserve’s actions and policy directives determine to a significant degree the cost and availability of funds the Bank obtains from money market sources for lending and investing, and they also influence, directly and indirectly, the rates of interest the bank pays on time and savings deposits and the rates it charges on commercial bank loans.

Dodd-Frank Act. During 2010, the bank regulatory landscape was dramatically changed by the Dodd-Frank Act which was enacted on July 21, 2010 and which implements far-reaching regulatory reform. Among its many significant provisions, the Dodd-Frank Act:

•	established the Financial Stability Oversight Counsel made up of the heads of the various bank regulatory and other agencies to identify and respond to risks to U.S. financial stability arising from ongoing activities of large financial companies;

•	established centralized responsibility for consumer financial protection by creating a new Consumer Financial Protection Bureau which will be responsible for implementing, examining and enforcing compliance with federal consumer financial laws with respect to financial institutions with over $10 billion in assets;

•	required that banking agencies establish for most bank holding companies the same leverage and risk-based capital requirements as apply to insured depository institutions, and that bank holding companies and banks be well-capitalized and well managed in order to acquire banks located outside their home states;

•	prohibits bank holding companies from including new trust preferred securities in their Tier 1 capital and, beginning with a three-year phase-in period on January 1, 2013, requires bank holding companies with assets over $15 billion to deduct existing trust preferred securities from their Tier 1 capital;

•	required the FDIC to set a minimum DIF reserve ratio of 1.35% and that the DIF reserve ratio be increased to that level by September 30, 2020; that FDIC off-set the effect of the higher minimum ratio on insured depository institutions with assets of less than $10 billion; and that FDIC change the assessment base used for calculating insurance assessments from the amount of insured deposits to average consolidated total assets minus average tangible equity;

•	established a permanent $250,000 limit for federal deposit insurance and repealed the federal prohibition on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts;

•	amended the Electronic Fund Transfer Act to, among other things, give the Federal Reserve the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10 billion and to enforce a new statutory requirement that those fees be reasonable and proportional to the actual cost of a transaction to the issuer; and

•	required implementation of various corporate governance processes affecting areas such as executive compensation and proxy access by shareholders.

Many provisions of the Dodd-Frank Act are subject to rulemaking by bank regulatory agencies and the SEC and will take effect over time, making it difficult to anticipate the overall financial impact on financial institutions and consumers. However, many provisions in the Dodd-Frank Act (including those permitting the payment of interest on demand deposits and restricting interchange fees) are likely to increase expenses and reduce revenues for all financial institutions.

Consumer Financial Protection Bureau (“CFPB”). The Dodd-Frank Act created a new, independent federal agency, the CFPB, which was granted broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws, including the laws referenced above, fair lending laws and certain other statutes. The CFPB has examination and primary enforcement authority with respect to depository institutions with $10 billion or more in assets, their service providers and certain non-depository entities such as debt collectors and consumer reporting agencies. Although the Bank has less than $10 billion in assets, the impact of the formation of the CFPB has caused a ripple effect across all bank regulatory agencies, and placed a renewed focus on consumer protection and compliance efforts.

For examples of this new authority, the CFPB has authority to prevent unfair, deceptive or abusive practices in connection with the offering of consumer financial products. The Dodd-Frank Act authorizes the CFPB to establish certain minimum standards for the origination of residential mortgages including a determination of the borrower’s ability to repay. In addition, the Dodd-Frank Act allows borrowers to raise certain defenses to foreclosure if they receive any loan other than a “qualified mortgage” as defined by the CFPB. The Dodd-Frank Act permits states to adopt consumer protection laws and standards that are more stringent than those adopted at the federal level and, in certain circumstances, permits state attorneys general to enforce compliance with both the state and federal laws and regulations.

The CFPB has concentrated much of its rulemaking efforts on a variety of mortgage-related topics required under the Dodd-Frank Act, including mortgage origination disclosures, minimum underwriting standards and ability to repay, high-cost mortgage lending, and servicing practices. During 2012, the CFPB issued three proposed rulemakings covering loan origination and servicing requirements, which were finalized in January 2013, along with other rules on mortgages. The ability to repay and qualified mortgage standards rules, as well as the mortgage servicing rules, are scheduled to become effective in January 2014. The escrow and loan originator compensation rules are scheduled to become effective in June 2013. A final rule integrating disclosures required by the Truth in Lending Act and the Real Estate Settlement and Procedures Act is expected later this year. We continue to analyze the impact that such rules may have on our business model, particularly with respect to our mortgage banking division.

Restrictions on Payment of Dividends. Under South Carolina law, the Bank is authorized to upstream to the Company, by way of a cash dividend, up to 100% of the Bank’s net income in any calendar year without obtaining the prior approval of the SC State Board, provided that the Bank received a CAMELS composite rating of one or two at the last examination conducted by a state or federal regulatory authority.  All other cash dividends require prior approval by the SC State Board.  South Carolina law requires each state nonmember bank to maintain the same reserves against deposits as are required for a state member bank under the Federal Reserve Act.  This requirement is not expected to limit the ability of the Bank to pay dividends on its common stock.

The payment of dividends by the Bank may also be affected by other factors, such as the requirement to maintain adequate capital above regulatory guidelines.  If, in the opinion of the FDIC, the Bank was engaged in or about to engage in an unsafe or unsound practice, the FDIC could require, after notice and a hearing, that the Bank stop or refrain from engaging in the practice.  The federal banking agencies have indicated that paying dividends that deplete a depository institution’s capital base to an inadequate level would be an unsafe and unsound banking practice.  Under the Federal Deposit Insurance Corporation Improvement Act of 1991, a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized.  Moreover, the federal agencies have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings. The Bank’s payment of dividends also could be affected or limited by other factors, such as events or circumstances which lead the FDIC to require (as further described below) that it maintain capital in excess of regulatory guidelines.

In the future, the Bank’s ability to declare and pay cash dividends will be subject to regulatory considerations as well as its board of directors’ evaluation of the Bank’s operating results, capital levels, financial condition, future growth plans, general business and economic conditions, and tax and other relevant considerations.

Regulatory Guidance on “CRE” Lending Concentrations. During 2006, the FDIC and other federal banking regulators issued guidance for sound risk management for financial institutions whose loan portfolios are deemed to have significant concentrations in commercial real estate (“CRE”). In March 2008, the FDIC and other federal banking regulators issued further guidance on applying these principles in the current real estate lending environment, and they noted particular concern about construction and development loans. The banking regulators have indicated that this guidance does not set strict limitations on the amount or percentage of CRE within any given loan portfolio, and that they also will examine risk indicators in banks which have amounts or percentages of CRE below the thresholds. However, if a bank’s CRE exceeds these thresholds or if other risk indicators are present, the FDIC and other federal banking regulators may require additional reporting and analysis to document management’s evaluation of the potential additional risks of such concentration and the impact of any mitigating factors. The March 2008 supplementary guidance stated that banks with significant CRE concentrations should maintain or implement processes to:

•	increase and maintain strong capital levels;

•	ensure that their loan loss allowances are appropriately strong;

•	closely manage their CRE and construction and development loan portfolios;

•	maintain updated financial and analytical information about borrowers and guarantors; and

•	bolster their workout infrastructure for problem loans.

It is possible that regulatory constraints associated with this guidance could adversely affect the Bank’s ability to grow CRE assets, and they also could increase the costs of monitoring and managing this component of the bank’s loan portfolio.

Capital Adequacy. The Bank is required to comply with the FDIC’s capital adequacy standards for insured banks. The FDIC has issued risk-based capital and leverage capital guidelines for measuring capital adequacy, and all applicable capital standards must be satisfied for the Bank to be considered in compliance with regulatory capital requirements.

Under the FDIC’s risk-based capital measure, the minimum ratio (“Total Capital Ratio”) of the Bank’s total capital (“Total Capital”) to its risk-weighted assets (including various off-balance-sheet items, such as standby letters of credit) is 8.0%. At least half of Total Capital must be composed of “Tier 1 Capital.” Tier 1 Capital includes common equity, undivided profits, minority interests in the equity accounts of consolidated subsidiaries, qualifying noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less goodwill and various other intangible assets. The remainder of Total Capital may consist of “Tier 2 Capital” which includes certain subordinated debt, certain hybrid capital instruments and other qualifying preferred stock, and a limited amount of loan loss reserves. A bank that does not satisfy minimum capital requirements may be required to adopt and implement a plan acceptable to its federal banking regulator to achieve an adequate level of capital.

Under the leverage capital measure, the minimum ratio (“Leverage Capital Ratio”) of Tier 1 Capital to average assets, less goodwill and various other intangible assets, generally is 4.0%. The FDIC’s guidelines also provide that banks experiencing internal, growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum levels without significant reliance on intangible assets, and a bank’s “Tangible Leverage Ratio” (determined by deducting all intangible assets) and other indicators of a bank’s capital strength also are taken into consideration by banking regulators in evaluating proposals for expansion or new activities.

The FDIC also considers interest rate risk (arising when the interest rate sensitivity of the Bank’s assets does not match the sensitivity of its liabilities or its off-balance-sheet position) in the evaluation of the bank’s capital adequacy. Banks with excessive interest rate risk exposure are required to hold additional amounts of capital against their exposure to losses resulting from that risk. Through the risk-weighting of assets, the regulators also require banks to incorporate market risk components into their risk-based capital. Under these market risk requirements, capital is allocated to support the amount of market risk related to a bank’s lending and trading activities.

The Bank’s capital categories are determined solely for the purpose of applying the “prompt corrective action” rules described below and they are not necessarily an accurate representation of its overall financial condition or prospects for other purposes. A failure to meet the capital guidelines could subject the Bank to a variety of enforcement actions under those rules, including the issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on the taking of brokered deposits, and other restrictions on its business. As described below, the FDIC also can impose other substantial restrictions on banks that fail to meet applicable capital requirements.

Basel III Capital Proposals. In June 2012, federal regulators issued proposed rules to implement the capital adequacy recommendations of the Basel Committee on Bank Supervision first proposed in December 2010. These proposals, which are known as “Basel III,” propose significant changes to the minimum capital levels and asset risk-weights for all banks, regardless of size, and bank holding companies with greater than $500 million in assets. Among the many changes in these proposed rules, banks would be required to hold higher levels of capital, a significantly higher portion of which would be required to be Tier 1 capital. Further, beginning in 2016, the ability of a bank or bank holding company to declare and pay dividends or pay discretionary bonuses to certain executive officers would become limited should the bank or bank holding company fail to maintain a “capital conservation buffer” composed of Tier 1 common equity that is 2.5% greater than applicable minimum capital requirements. The proposed Basel III rules would also impose significant changes on the risk-weighting of many assets, including home mortgages with high loan to value ratios, certain acquisition, development and construction loans, and certain past due assets. Finally, the proposed rules would also prevent trust preferred securities from counting as Tier 1 capital for the issuer following a ten-year phase out ending in 2022. The comment period for the proposed rules closed in late October 2012, and federal regulators have indicated that implementation of the proposed Basel III rules will be delayed, and the substance of the proposals subject to potential revision.

Prompt Corrective Action. Federal law establishes a system of prompt corrective action to resolve the problems of undercapitalized banks. Under this system, the FDIC has established five capital categories (“well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized”) and is required to take various mandatory supervisory actions, and is authorized to take other discretionary actions with respect to banks in the three undercapitalized categories. The severity of any such actions taken will depend upon the capital category in which a bank is placed. Generally, subject to a narrow exception, current federal law requires the FDIC to appoint a receiver or conservator for a bank that is critically undercapitalized.

Under the FDIC’s prompt corrective action rules, a bank that (1) has a Total Capital Ratio of 10.0% or greater, a Tier 1 Capital Ratio of 6.0% or greater, and a Leverage Ratio of 5.0% or greater, and (2) is not subject to any written agreement, order, capital directive, or prompt corrective action directive issued by the FDIC, is considered to be “well capitalized.” A bank with a Total Capital Ratio of 8.0% or greater, a Tier 1 Capital Ratio of 4.0% or greater, and a Leverage Ratio of 4.0% or greater, is considered to be “adequately capitalized.” A bank that has a Total Capital Ratio of less than 8.0%, a Tier 1 Capital Ratio of less than 4.0%, or a Leverage Ratio of less than 4.0%, is considered to be “undercapitalized.” A bank that has a Total Capital Ratio of less than 6.0%, a Tier 1 Capital Ratio of less than 3.0%, or a Leverage Ratio of less than 3.0%, is considered to be “significantly undercapitalized,” and a bank that has a tangible equity capital to assets ratio equal to or less than 2.0% is deemed to be “critically undercapitalized.” For purposes of these rules, the term “tangible equity” includes core capital elements counted as Tier 1 Capital for purposes of the risk-based capital standards, plus the amount of outstanding cumulative perpetual preferred stock (including related surplus), minus all intangible assets (with various exceptions). A bank may be considered to be in a capitalization category lower than indicated by its actual capital position if it receives an unsatisfactory examination rating or is subject to a regulatory action that requires heightened levels of capital.

A bank that becomes “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized” is required to submit an acceptable capital restoration plan to the FDIC. An “undercapitalized” bank also is generally prohibited from increasing its average total assets, making acquisitions, establishing new branches, or engaging in any new line of business, except in accordance with an accepted capital restoration plan or with the approval of the FDIC. Also, the FDIC may treat an “undercapitalized” bank as being “significantly undercapitalized” if it determines that those actions are necessary to carry out the purpose of the law.

At December 31, 2012, all of the Bank’s capital ratios were at levels that would qualify it to be “well capitalized” for regulatory purposes.

Powers of the FDIC in Connection with the Insolvency of an Insured Depository Institution. Under the FDIA, if any insured depository institution becomes insolvent and the FDIC is appointed as its conservator or receiver, the FDIC may disaffirm or repudiate any contract or lease to which the institution is a party which it determines to be burdensome, and the disaffirmance or repudiation of which is determined to promote the orderly administration of the institution’s affairs. The disaffirmance or repudiation of any of the Bank’s obligations would result in a claim of the holder of that obligation against the conservatorship or receivership. The amount paid on that claim would depend upon, among other factors, the amount of conservatorship or receivership assets available for the payment of unsecured claims and the priority of the claim relative to the priority of other unsecured creditors and depositors.

In its resolution of the problems of an insured depository institution in default or in danger of default, the FDIC generally is required to satisfy its obligations to insured depositors at the least possible cost to the deposit insurance funds. In addition, the FDIC may not take any action that would have the effect of increasing the losses to the deposit insurance funds by protecting depositors for more than the insured portion of deposits or creditors other than depositors. The FDIA authorizes the FDIC to settle all uninsured and unsecured claims in the insolvency of an insured bank by making a formal settlement payment after the declaration of insolvency as full payment and disposition of the FDIC’s obligations to claimants. The rate of the formal settlement payments will be a percentage rate determined by the FDIC reflecting an average of the FDIC’s receivership recovery experience.

Federal Deposit Insurance and Assessments. The Bank’s deposits are insured by the FDIC to the full extent provided in the FDIA, and the bank pays assessments to the FDIC for that insurance coverage. The Dodd-Frank Act established a permanent $250,000 limit for federal deposit insurance coverage. The FDIC may terminate the Bank’s deposit insurance if it finds that the bank has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated applicable laws, regulations, rules or orders.

Under FDIA, the FDIC uses a revised risk-based assessment system to determine the amount of the Bank’s deposit insurance assessment based on an evaluation of the probability that the DIF will incur a loss with respect to the bank. That evaluation takes into consideration risks attributable to different categories and concentrations of the Bank’s assets and liabilities and any other factors the FDIC considers to be relevant, including information obtained from the Commissioner. A higher assessment rate results in an increase in the assessments the Bank pays to the FDIC for deposit insurance.

The FDIC is responsible for maintaining the adequacy of the DIF, and the amount the Bank pays for deposit insurance is influenced not only by the assessment of the risk it poses to the DIF, but also by the adequacy of the insurance fund at any time to cover the risk posed by all insured institutions. Because the DIF reserve ratio had fallen below the minimum level required by law, during 2008 the FDIC adopted a restoration plan to return the reserve ratio to the minimum level and, during 2009, it imposed a special assessment on insured institutions, increased regular assessment rates, and required that insured institutions prepay their regular quarterly assessments through 2012. More recently, as required by the Dodd-Frank Act, the FDIC has increased the minimum DIF reserve ratio to 1.35% which might be achieved by September 30, 2020. Although the Dodd-Frank Act requires the FDIC to offset the effect of the higher minimum ratio on insured depository institutions with assets of less than $10 billion, FDIC insurance assessments could be increased substantially in the future if the FDIC finds such an increase to be necessary in order to adequately maintain the insurance fund.

Community Reinvestment. Under the Community Reinvestment Act (the “CRA”), an insured institution has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for banks, nor does it limit a bank’s discretion to develop, consistent with the CRA, the types of products and services that it believes are best suited to its particular community. The CRA requires the federal banking regulators, in connection with their examinations of insured banks, to assess the banks’ records of meeting the credit needs of their communities, using the ratings of “outstanding,” “satisfactory,” “needs to improve,” or “substantial noncompliance,” and to take that record into account in its evaluation of various applications by those banks. All banks are required to publicly disclose their CRA performance ratings. The Bank received a “Satisfactory” rating in its most recent CRA examination.

Allowance for Loan and Lease Losses. The Allowance for Loan and Lease Losses (the “ALLL”) represents one of the most significant estimates in the Bank’s financial statements and regulatory reports. Because of its significance, the Bank has developed a system by which it develops, maintains, and documents a comprehensive, systematic, and consistently applied process for determining the amounts of the ALLL and the provision for loan and lease losses. The Interagency Policy Statement on the Allowance for Loan and Lease Losses, issued on December 13, 2006, encourages all banks to ensure controls are in place to consistently determine the ALLL in accordance with Generally Accepted Accounting Principles (“GAAP”), the Bank’s stated policies and procedures, management’s best judgment, and relevant supervisory guidance. Consistent with supervisory guidance, the Bank maintains a prudent and conservative, but not excessive, ALLL, that is at a level that is appropriate to cover estimated credit losses on individually evaluated loans determined to be impaired as well as estimated credit losses inherent in the remainder of the loan and lease portfolio. The Bank’s estimate of credit losses reflects consideration of all significant factors that affect the collectability of the portfolio as of the evaluation date.

Commercial Real Estate Lending. The Bank’s lending operations may be subject to enhanced scrutiny by federal banking regulators based on its concentration of commercial real estate loans. On December 6, 2006, the federal banking regulators issued final guidance to remind financial institutions of the risk posed by commercial real estate (“CRE”) lending concentrations. CRE loans generally include land development, construction loans, and loans secured by multifamily property, and non-farm, nonresidential real property where the primary source of repayment is derived from rental income associated with the property. The guidance prescribes the following guidelines for its examiners to help identify institutions that are potentially exposed to significant CRE risk, including concentrations in certain types of CRE that may warrant greater supervisory scrutiny:

•	total reported loans for construction, land development, and other land represent 100% or more of the institutions total capital, or

•	total commercial real estate loans represent 300% or more of the institution’s total capital, and the outstanding balance of the institution’s commercial real estate loan portfolio has increased by 50% or more.

Restrictions on Transactions with Affiliates. The Bank is subject to the provisions of Sections 23A and 23B of the Federal Reserve Act which restrict a bank’s ability to enter into certain types of transactions with its “affiliates,” including its parent holding company or any subsidiaries of its parent company. Among other things, Section 23A limits on the amount of:

•	a bank’s loans or extensions of credit to, or investment in, its affiliates;

•	assets a bank may purchase from affiliates, except for real and personal property exempted by the Federal Reserve;

•	the amount of loans or extensions of credit by a bank to third parties which are collateralized by the securities or obligations of the bank’s affiliates; and

•	a bank’s guarantee, acceptance or letter of credit issued on behalf of one of its affiliates.

Transactions of the type described above are limited in amount, as to any one affiliate, to 10% of a bank’s capital and surplus and, as to all affiliates combined, to 20% of a bank’s capital and surplus. In addition to the amount limitations, each of the above transactions must also meet specified collateral requirements. The Bank also must comply with other provisions designed to avoid the taking of low-quality assets from an affiliate.

Section 23B, among other things, prohibits a bank or its subsidiaries generally from engaging in transactions with its affiliates unless the transactions are on terms substantially the same, or at least as favorable to the bank or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies.

Federal law also places restrictions on the Bank’s ability to extend credit to its executive officers, directors, principal shareholders and their related interests. These extensions of credit:

•	must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated third parties; and

•	must not involve more than the normal risk of repayment or present other unfavorable features.

USA Patriot Act of 2001. The USA Patriot Act of 2001 (the “Patriot Act”) strengthened the ability of U.S. law enforcement and the intelligence community to work cohesively to combat terrorism on a variety of fronts. The Patriot Act’s impact on financial institutions has been significant and wide ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws and requires various regulations, including standards for verifying customer identification when accounts are opened, and rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.

Other Regulations. Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws concerning interest rates. Our loan operations will be subject to federal laws applicable to credit transactions, such as the:

•	Federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•	Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed, or other prohibited factors in extending credit;

•	Fair Credit Reporting Act of 1978, as amended by the Fair and Accurate Credit Transactions Act, governing the use and provision of information to credit reporting agencies, certain identity theft protections, and certain credit and other disclosures;

•	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;

•	Soldiers’ and Sailors’ Civil Relief Act of 1940, as amended by the Servicemembers’ Civil Relief Act, governing the repayment terms of, and property rights underlying, secured obligations of persons currently on active duty with the United States military;

•	Talent Amendment in the 2007 Defense Authorization Act, establishing a 36% annual percentage rate ceiling, which includes a variety of charges including late fees, for consumer loans to military service members and their dependents; and

•	rules and regulations of the various federal banking regulators charged with the responsibility of implementing these federal laws.

The Bank’s deposit operations are subject to federal laws applicable to depository accounts, such as:

•	Truth-In-Savings Act, requiring certain disclosures of consumer deposit accounts;

•	Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•	Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve to implement that act, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services;

•	International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001, which sets forth anti-money laundering measures affecting insured depository institutions, broker-dealers, and other financial institutions; and

•	rules and regulations of the various federal banking regulators charged with the responsibility of implementing these federal laws.

Limitations on Senior Executive Compensation. In June 2010, federal banking regulators issued guidance designed to help ensure that incentive compensation policies at banking organizations do not encourage excessive risk-taking or undermine the safety and soundness of the organization. In connection with this guidance, the regulatory agencies announced that they will review incentive compensation arrangements as part of the regular, risk-focused supervisory process. Regulatory authorities may also take enforcement action against a banking organization if its incentive compensation arrangement or related risk management, control, or governance processes pose a risk to the safety and soundness of the organization and the organization is not taking prompt and effective measures to correct the deficiencies. To ensure that incentive compensation arrangements do not undermine safety and soundness at insured depository institutions, the incentive compensation guidance sets forth the following key principles:

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

As the Company’s Series A and Series B Preferred Stock was sold to unaffiliated third-party purchasers in March 2013, the Company is generally no longer subject to limitations on executive compensation pursuant to regulations issued as part of the TARP CPP.

Proposed Legislation and Regulatory Action. New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations, and competitive relationships of financial institutions operating and doing business in the United States. We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute.

Effect of Governmental Monetary Policies. The Bank’s earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve’s monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve, including its ongoing “Quantitative Easing” program, affect the levels of bank loans, investments, and deposits through its control over the issuance of United States government securities, its regulation of the discount rate applicable to member banks, and its influence over reserve requirements to which member banks are subject. The Bank cannot predict the nature or impact of future changes in monetary and fiscal policies.

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

Risks Related to the Company’s Business

We may experience increased delinquencies and credit losses, which could have a material adverse effect on our capital, financial condition, and results of operations.

Like other lenders, we face the risk that our customers will not repay their loans. A customer’s failure to repay us is usually preceded by missed monthly payments. In some instances, however, a customer may declare bankruptcy prior to missing payments, and, following a borrower filing bankruptcy, a lender’s recovery of the credit extended is often limited. Since many of our loans are secured by collateral, we may attempt to seize the collateral when and if customers default on their loans. However, the value of the collateral may not equal the amount of the unpaid loan, and we may be unsuccessful in recovering the remaining balance from our customers. The resolution of nonperforming assets, including the initiation of foreclosure proceedings, requires significant commitments of time from management and our directors, which can be detrimental to the performance of their other responsibilities, and will expose the Company to additional legal costs and potential delays. Elevated levels of loan delinquencies and bankruptcies in our market area generally and among our customers specifically can be precursors of future charge-offs and may require us to increase our allowance for loan and lease losses. Higher charge-off rates, delays in the foreclosure process or in obtaining judgments against defaulting borrowers and an increase in our allowance for loan and lease losses may hurt our overall financial performance if we are unable to increase revenue to compensate for these losses and may also increase our cost of funds.

Our loan portfolio mix, which has loans secured by real estate, could result in increased credit risk in a challenging economy.

Our loan portfolio is concentrated in commercial real estate and commercial business loans. As of December 31, 2012, approximately 85.12% of our loans receivable were secured by real estate. These types of loans generally are viewed as having more risk of default than certain other types of loans or investments. In fact, the FDIC has issued pronouncements alerting banks of its concern about heavy loan concentrations in certain types of commercial real estate loans, including acquisition, construction and development loans, and also by geographic segment. Because our loan portfolio contains commercial real estate and commercial business loans with relatively large balances, the deterioration of one or a few of these loans may cause a significant increase in our non-performing loans. An increase in non-performing loans could result in a loss of earnings from these loans, an increase in the provision for loan losses, or an increase in loan charge-offs, any of which could have a material adverse impact on our results of operations and financial condition.

Any downturn in the economies or real estate values in the markets we serve could have a material adverse effect on both borrowers’ ability to repay their loans and the value of the real property securing such loans. Our ability to recover on defaulted loans would then be diminished, and we would be more likely to suffer losses on defaulted loans.

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

If our assumptions are wrong, our current allowance may not be sufficient to cover future loan losses, and we may need to make adjustments to allow for different economic conditions or adverse developments in our loan portfolio.  Material additions to our allowance would materially decrease our net income.   We expect our allowance to continue to fluctuate throughout 2013; however, given current and future market conditions, we can make no assurance that our allowance will be adequate to cover future loan losses.

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

At December 31, 2011, we had a total of $22.1 million of OREO, and at December 31, 2012, we had a total of $15.29 million of OREO, reflecting a $6.8 million or 30% decrease from year-end 2011 to year-end 2012. These increases/decreases in OREO are due, among other things, to the continued deterioration of the residential real estate market and the tightening of the credit market. As the amount of OREO increases, our losses, and the costs and expenses to maintain the real estate, likewise increase. Due to the ongoing economic crisis, the amount of OREO we hold may continue to increase throughout 2013. Any additional increase in losses and maintenance costs and expenses due to OREO may have material adverse effects on our business, financial condition, and results of operations. Such effects may be particularly pronounced in a market of reduced real estate values and excess inventory, which may make the disposition of OREO properties more difficult, increase maintenance costs and expenses, and may reduce our ultimate realization from any OREO sales. In addition, we are required to reflect the fair market value of our OREO in our financial statements. If the OREO declines in value, we are required to recognize a loss in connection with continuing to hold the property. As a result, declines in the value of our OREO have a negative effect on our results of operations and financial condition.

Our use of appraisals in deciding whether to make a loan on or secured by real property or how to value such loan in the future may not accurately describe the net value of the real property collateral that we can realize.

In considering whether to make a loan secured by real property, we generally require an appraisal of the property. However, an appraisal is only an estimate of the value of the property at the time the appraisal is made, and, as real estate values in our market area have experienced changes in value in relatively short periods of time, this estimate might not accurately describe the net value of the real property collateral after the loan has been closed. If the appraisal does not reflect the amount that may be obtained upon any sale or foreclosure of the property, we may not realize an amount equal to the indebtedness secured by the property. In addition, we rely on appraisals and other valuation techniques to establish the value of our OREO and to determine certain loan impairments. If these valuations are inaccurate, our consolidated financial statements may not reflect the correct value of OREO, and our ALLL may not reflect accurate loan impairments. The valuation of the property may negatively impact the continuing value of such loan and could adversely affect our results of operations and financial condition.

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

As of December 31, 2012, prior to any valuation allowance, net deferred tax assets from operations totaled $9.6 million were recorded in the Company’s Consolidated Balance Sheets.  Based on our projections of future taxable income over the next three years, cumulative tax losses over the previous three years, net operating loss carry forward limitations as discussed below and available tax planning strategies, we recorded a $7.5 million valuation allowance against the net deferred tax asset as of December 31, 2012. Analysis of our ability to realize the remaining deferred tax asset of approximately $2.1 million requires us to apply significant judgment and is inherently subjective because it requires the future occurrence of circumstances, including the projection of future earnings, that cannot be predicted with certainty. The determination of how much of the net operating losses we will be able to utilize and, therefore, how much of the valuation allowance that may be reversed and the timing is based on our future results of operations and the amount and timing of actual loan charge-offs and asset writedowns. The resulting loss could have a material adverse effect on our results of operations and financial condition and could also decrease the Bank’s regulatory capital.

Changes in the interest rate environment could reduce our net interest income, which could reduce our profitability.

As a financial institution, our earnings significantly depend on our net interest income, which is the difference between the interest income that we earn on interest-earning assets, such as investment securities and loans, and the interest expense that we pay on interest-bearing liabilities, such as deposits and borrowings. Therefore, any change in general market interest rates, including changes in federal fiscal and monetary policies, affects us more than non-financial institutions and can have a significant effect on our net interest income and total income. Our assets and liabilities may react differently to changes in overall market rates or conditions because there may be mismatches between the repricing or maturity characteristics of the assets and liabilities. As a result, an increase or decrease in market interest rates could have material adverse effects on our net interest margin and results of operations.

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

We compete with these institutions both in attracting deposits and in making loans, primarily on the basis of the interest rates we pay and yield on these products.  In addition, we have to attract our customer base from other existing financial institutions and from new residents.  Many of our competitors are well-established, much larger financial institutions.  While we believe we can and do successfully compete with these other financial institutions in our markets, we may face a competitive disadvantage as a result of our smaller size and lack of geographic diversification. Further, should we fail to maintain an adequate volume of loans and deposits in accordance with our business strategy, it could have an adverse effect on our profitability in the future.

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

The economy of South Carolina’s coastal region is affected, from time to time, by adverse weather events, particularly hurricanes.  Our market area includes several coastal communities, and we cannot predict whether, or to what extent, damage caused by future hurricanes will affect our operations, our customers, or the economies in our banking markets.  However, weather events could cause a disruption in our day-to-day business activities in branches located in coastal communities, a decline in loan originations, destruction or decline in the value of properties securing our loans, or an increase in the risks of delinquencies, foreclosures, and loan losses.  Even if a hurricane does not cause any physical damage in our market area, a turbulent hurricane season could significantly affect the market value of all coastal property.

Our historical results may not be indicative of our future results.

  Our growth prior to the current economic downturn may distort some of our historical financial ratios and statistics.  In the future, we may not have the benefit of several favorable factors, such as a generally predictable interest rate environment, a strong residential mortgage market, or the ability to find suitable expansion opportunities.  Various factors, such as economic conditions, regulatory and legislative considerations, and competition, may also impede or prohibit our ability to expand our market presence.  If we are unable to achieve the rate of growth we established prior to the current economic downturn, our results of operations and financial condition may be adversely affected due to a high percentage of our operating costs being fixed expenses.

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

Liquidity risk is the possibility of being unable, at a reasonable cost and within acceptable risk tolerances, to pay obligations as they come due, to capitalize on growth opportunities as they arise, or to pay regular dividends because of an inability to liquidate assets or obtain adequate funding on a timely basis. Liquidity is required to fund various obligations, including credit obligations to borrowers, mortgage originations, withdrawals by depositors, repayment of debt, dividends to stockholders, operating expenses, and capital expenditures. Liquidity is derived primarily from retail deposit growth and retention, principal and interest payments on loans and investment securities, net cash provided from operations, and access to other funding sources.

As of December 31, 2012, we had approximately $57.9 million in brokered deposits, which represented approximately 16.57% of our total deposits. At times, the cost of brokered deposits exceeds the cost of deposits in our local market. In addition, the cost of brokered deposits can be volatile. In accordance with the Bank and Company MOUs, we are required to limit brokered deposits, excluding reciprocal CDARS, that would cause the Bank’s level of brokered deposits to be in excess of ten percent of total deposits. This limitation, coupled with potential cost increases discussed above, could adversely affect our liquidity and ability to support demand for loans.

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

The impact of the economic downturn on the performance of other financial institutions in our geographic area, actions taken by our competitors to address the current economic downturn, and the public perception of and confidence in the economy generally, and the banking industry specifically, could negatively impact our performance and operations.

All financial institutions are subject to the same risks resulting from a weakened economy such as increased charge-offs and levels of past due loans and nonperforming assets.  As troubled institutions in our market area continue to recognize and dispose of problem assets, the already substantial inventory of residential homes and lots may negatively affect home values and increase the time it takes us or our borrowers to sell existing inventory.  The perception that troubled banking institutions (and smaller banking institutions that are not “in trouble”) are risky institutions for purposes of regulatory compliance or safeguarding deposits may cause depositors nonetheless to move their funds to larger institutions.  If our depositors should move their funds based on events happening at other financial institutions, our operating results would suffer.

A failure in or breach of our operational or security systems, or those of our third party service providers, including as a result of cyber attacks, could disrupt our business, result in unintentional disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs and cause losses.

As a financial institution, our operations rely heavily on the secure processing, storage and transmission of confidential and other information on our computer systems and networks. Any failure, interruption or breach in security or operational integrity of these systems could result in failures or disruptions in our online banking system, customer relationship management, general ledger, deposit and loan servicing and other systems. The security and integrity of our systems could be threatened by a variety of interruptions or information security breaches, including those caused by computer hacking, cyber attacks, electronic fraudulent activity or attempted theft of financial assets. We cannot assure you that any such failures, interruption or security breaches will not occur, or if they do occur, that they will be adequately addressed. While we have certain protective policies and procedures in place, the nature and sophistication of the threats continue to evolve. We may be required to expend significant additional resources in the future to modify and enhance our protective measures.

Additionally, we face the risk of operational disruption, failure, termination or capacity constraints of any of the third parties that facilitate our business activities, including exchanges, clearing agents, clearing houses or other financial intermediaries. Such parties could also be the source of an attack on, or breach of, our operational systems. Any failures, interruptions or security breaches in our information systems could damage our reputation, result in a loss of customer business, result in a violation of privacy or other laws, or expose us to civil litigation, regulatory fines or losses not covered by insurance.

Risks Related to the Company’s Regulatory Environment

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

Until the Company is no longer subject to the Company MOU, it will be required to seek regulatory approval prior to paying scheduled dividends on its preferred stock and trust preferred securities, including the Series A Preferred Stock and Series B Preferred Stock issued to the Treasury as part of our participation in the TARP CPP and which is now held by unaffiliated third-party investors, as well as the Series C Preferred Stock issued as part of a private offering in 2010. This provision also applies to the Company’s common stock, although, to date, the Company has not elected to pay a cash dividend on its shares of common stock. The Federal Reserve Bank did not approve the Company’s request to pay dividends and interest payments relating to its outstanding classes of preferred stock and trust preferred securities due and payable in either the fourth quarter of 2011, during 2012 or the first quarter of 2013. As a result, no assurance can be given as to the ability of the Company to obtain approval from the Federal Reserve Bank to resume the payment of such dividends and interest in future quarters while the Company MOU remains in effect.

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

We operate in a highly regulated industry and are subject to examination, supervision, and comprehensive regulation by various regulatory agencies. Our compliance with these regulations, including compliance with our regulatory commitments, is costly and restricts certain of our activities, including the declaration and payment of cash dividends to common stockholders, mergers and acquisitions, investments, loans and interest rates charged, interest rates paid on deposits, and locations of offices. We are also subject to capitalization guidelines established by our regulators, which require us to maintain adequate capital to support our growth and operations. Should we fail to comply with these regulatory requirements, federal and state regulators could impose additional restrictions on the activities of the Company and the Bank, which could materially affect our growth strategy and operating results in the future.

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

The Dodd-Frank Act was enacted on July 21, 2010. The implications of the Dodd-Frank Act, or its implementing regulations, on our business are unclear at this time, but it may adversely affect our business, results of operations, and the underlying value of our common stock. The full effect of this legislation will not be even reasonably certain until implementing regulations are promulgated, which could take several years in some cases. See “Supervision and Regulation” for additional information.

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

Rulemaking changes implemented by the CFPB will result in higher regulatory and compliance costs related to originating and servicing mortgages and may adversely affect our results of operations.

The CFPB recently has finalized a number of significant rules which will impact nearly every aspect of the lifecycle of a residential mortgage. These rules implement the Dodd-Frank Act amendments to the Equal Credit Opportunity Act, the Truth in Lending Act and the Real Estate Settlement Procedures Act. The final rules require banks to, among other things: (i) develop and implement procedures to ensure compliance with a new “reasonable ability to repay” test and identify whether a loan meets a new definition for a “qualified mortgage;” (ii) implement new or revised disclosures, policies and procedures for servicing mortgages including, but not limited to, early intervention with delinquent borrowers and specific loss mitigation procedures for loans secured by a borrower's principal residence; (iii) comply with additional restrictions on mortgage loan originator compensation; and (iv) comply with new disclosure requirements and standards for appraisals and escrow accounts maintained for “higher priced mortgage loans.”

While the rules generally affect banks our size somewhat less than larger financial institutions, our compliance with the new rule, and its accompanying enforcement by our federal and state regulators, will create operational and strategic challenges for us, as we originate a significant volume of mortgages. For example, business models for cost, pricing, delivery, compensation, and risk management will need to be reevaluated and potentially revised, perhaps substantially. Additionally, programming changes and enhancements to systems will be necessary to comply with the new rules. Some of these new rules will be effective in June 2013, while others will be effective in January 2014. Forthcoming additional rulemaking affecting the residential mortgage business is also expected. Achieving full compliance in the relatively short timeframe provided for certain of the new rules will result in increased regulatory and compliance costs.

We may be required to raise additional capital in the future, including through new increased minimum capital thresholds established by our regulators as part of their implementation of Basel III, but that capital may not be available when it is needed and could be dilutive to our existing stockholders, which could adversely affect our financial condition and results of operations.

We are required by regulatory authorities to maintain adequate levels of capital to support our operations, and our federal and state regulators are considering new regulations, including, but not limited to, a proposal rulemaking by the Federal Reserve to implement Basel III capital and risk-weighting standards. This proposal, if implemented, would require financial institutions to maintain higher minimum capital ratios, and place a greater emphasis on common equity as a component of Tier 1 capital. Further, the proposed rules require higher risk-weights associated with many types of loans, including residential mortgages and construction loans. In order to support the operations at the Bank, we may need to raise capital in the future. Our ability to raise capital, if needed, will depend in part on conditions in the capital markets at that time, which are outside our control. Accordingly, we cannot assure you of our ability to raise capital, if needed, on terms acceptable to us. If we cannot raise capital when needed, our ability to operate or further expand our operations could be materially impaired. In addition, if we decide to raise equity capital under such conditions, the interest of our stockholders could be diluted.

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

Risks Relating to Ownership of Our Common Stock

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

Because we have participated in the TARP CPP, our ability to pay cash dividends on common stock is further limited. Specifically, we may not pay cash dividends on common stock unless all dividends have been paid on the securities issued to the Treasury under the TARP CPP. The TARP CPP also restricts our ability to increase the amount of cash dividends on common stock, which potentially limits your opportunity for gain on your investment. We have elected to defer payment of the dividends on our outstanding classes of preferred stock during the fourth quarter of 2011, all of 2012, and the first quarter of 2013.

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

The holders of shares of our various classes of preferred stock have rights that are senior to those of our common stockholders.

We have supported our capital operations by issuing two classes of preferred stock to the Treasury under the TARP CPP. These shares of Series A and Series B Preferred Stock were sold by the Treasury to unaffiliated third parties in March 2013. Further, in 2010, we issued shares of our Series C preferred stock to other private shareholders primarily domiciled in our primary market area, and these shares are subject to mandatory conversion to shares of the Company’s common stock in 2013.

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

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)            The response to this Item 5(a) is included in the Company’s 2012 Annual Report to Shareholders under the heading, “Market for First Reliance Bancshares, Inc.’s Common Stock; Payment of Dividends,” and is incorporated herein by reference.

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

(Dollars in thousands, except per share data)	2012	2011	2010	2009	2008

Income Statement Data:
Interest income	$18,812	$23,185	$27,947	$32,025	$36,243
Interest expense	4,481	6,513	11,656	15,640	17,541
Net interest income	14,331	16,672	16,291	16,385	18,702
Provision for loan losses	1,946	5,403	3,542	14,401	4,935
Net interest income after provision for loan losses	12,385	11,269	12,749	1,984	13,767
Noninterest income	6,537	4,847	4,896	7,610	4,986
Noninterest expense	18,639	20,362	19,234	19,619	18,586
Income (loss) before income taxes	283	(4,246)	(1,589)	(10,025)	167
Income tax expense (benefit)	7	5,135	(1,440)	(4,181)	(459)
Net income (loss)	276	(9,381)	(149)	(5,844)	626
Preferred stock dividends	1,176	1,175	1,131	837	-
Net income (loss) available to common shareholders	$(900)	$(10,556)	$(1,280)	$(6,681)	$626

Balance Sheet Data:
Assets	$418,277	$494,966	$530,095	$645,508	$603,434
Earning assets	362,518	435,214	468,618	589,657	560,032
Securities available for sale (1)	60,071	84,534	84,473	121,949	76,311
Loans (2)	265,879	306,262	355,514	411,728	478,579
Allowance for loan losses	4,167	7,743	6,271	9,801	8,224
Deposits	349,314	427,816	455,250	552,763	461,135
Shareholders’ equity	41,198	41,118	48,592	45,224	37,426

Per Common Share Data:
Basic earnings (loss)	$(0.22)	$(2.57)	$(0.32)	$(1.87)	$0.18
Diluted earnings (loss)	(0.22)	(2.57)	(0.32)	(1.87)	0.18
Common book value	5.64	5.67	7.49	8.36	10.65

Performance Ratios:
Return on average assets (3)	0.06%	(1.82)%	(0.03)%	(0.88)%	0.11%
Return on average equity (4)	0.66%	(19.97)%	(0.31)%	(12.14)%	1.65%
Net interest margin (5)	3.54%	3.67%	3.04%	2.66%	3.40%
Efficiency (6)	97.79%	96.95%	94.27%	89.03%	78.49%

Capital and Liquidity Ratios:
Average equity to average assets	9.08%	9.09%	8.19%	7.28%	6.43%
Leverage (4.00% required minimum)	11.48%	9.85%	9.99%	8.25%	9.28%
Risk-based capital
Tier 1	15.91%	13.54%	13.34%	11.52%	10.73%
Total	17.16%	14.80%	14.59%	12.78%	11.97%
Average loans to average deposits	73.94%	75.99%	75.32%	86.07%	106.63%

(1)	Securities available-for-sale are stated at fair value.
(2)	Loans are stated at gross amounts before allowance for loan losses and include loans held for sale.
(3)	Net income (loss) before preferred stock dividends divided by average assets.
(4)	Net income (loss) before preferred stock dividends divided by average equity.
(5)	Net interest income divided by average earning assets.
(6)	Noninterest expense divided by the sum of net interest income and noninterest income, excluding gains and losses on sales of assets.

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

The Bank began operations on August 16, 1999 at its temporary facility on West Palmetto Street in Florence, South Carolina. In June of 2000, the Bank moved into its headquarters at 2170 West Palmetto Street in Florence, South Carolina. The Bank also opened a banking office on Second Loop Road in Florence, South Carolina in April of 2001. On May 15, 2002, the Bank purchased an additional facility located at 2145 Fernleaf Drive in Florence, South Carolina. The Fernleaf Drive site contains approximately 0.5 acres of land and includes a 7,500 square feet building. The facility serves as additional space for operational activities of the Bank, including data processing and auditing. No customer services are conducted in this facility.

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

On November 12, 2002, the Company commenced a stock offering whereby a minimum of 125,000 shares and a maximum of 1,250,000 shares of common stock were offered to fund continued expansion. The offering price was $8.00 per share. This was a best efforts offering conducted without an underwriter. The Company sold 1,007,430 shares resulting in additional capital of $8,059,439 net of selling expenses of $162,965, in the offering, which was completed in May 2003.

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

The Federal Reserve Bank approved the scheduled payment of dividends on the Company’s preferred stock and interest payments on the Company’s trust preferred securities for the first three quarters of 2011; however, the Federal Reserve did not approve the Company’s request to pay dividends and interest payments relating to its outstanding classes of preferred stock and trust preferred securities due and payable in the fourth quarter of 2011 and for the four quarters of 2012. Also, such approval was not granted for payments due in the first quarter of 2013. As a result, no assurance can be given as to the ability of the Company to obtain approval from the Federal Reserve Bank to resume the payment of such dividends and interest in future quarters while the Company MOU remains in effect. Should the Company not pay the dividend on its preferred stock held by the U. S. Treasury for six quarterly periods, the holder of the Company’s Series A and Series B Preferred Stock will have the right to appoint up to two directors to the Company’s board of directors. As of the first quarter of 2013, the Company has not paid dividends on any of its classes of preferred stock for six quarters.

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

Results of Operations

Compared to 2011, our 2012 operating results improved by $9,656,468. For the years ended December 31, 2012 and 2011, we incurred a net loss available to common shareholders of $899,677 and $10,556,145, respectively. This resulted in basic and diluted loss per share of $0.22 for 2012, compared to $2.57 for 2011.

Our 2012 operating results were favorably impacted by the reduction of $5,127,954 in our income tax expense, a $3,457,555 in reduction our provision for loan losses and reducing our noninterest expenses by $1,723,509. Additionally, our operating results were favorably impacted by the increase of $1,689,047 in our noninterest income. However, the drop in our net interest income of $2,341,110 offset these positive factors. See the following for a detailed discussion of each of these items.

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

Net interest income for 2012 was $14,331,219 compared to $16,672,329 for 2011, a decrease of $2,341,110, or 14.04%. The decrease is due primarily to the significant reduction in the average volume of our loans, which are our highest yielding earning assets. Comparing 2012 with 2011, the average volume of our loans declined $44,309,495, or 13.31%

For 2012, average-earning assets totaled $404,631,999 with an annualized average yield of 4.65% compared to $454,176,320 and 5.10%, respectively, for 2011. Average interest-bearing liabilities totaled $358,990,977 with an annualized average cost of 1.25% for 2012 compared to $416,606,673 and 1.56%, respectively, for 2011.

Our net interest margin and net interest spread were 3.54% and 3.40%, respectively, for 2012 compared to 3.67% and 3.54%, respectively, for 2011.

Because loans often provide a higher yield than other types of earning assets, one of our goals is to maintain our loan portfolio as the largest component of total earning assets. Loans comprised 71.32% and 73.30% of average earning assets for the years ended December 31, 2012 and 2011, respectively. Loan interest income for 2012 and 2011 was $16,419,908 and $19,895,558, respectively. The annualized average yield on loans was 5.69% and 5.98% for 2012 and 2011, respectively. Average balances of our loans were $288,583,527 for 2012 compared to $332,893,022 for 2011, a decrease of $44,309,495. Our loan interest income for 2012 was negatively affected by the significant decrease in the average volume of our loans and the continuation of the downturn in our local real estate markets. Additional information may be found in the “Rate/Volume Analysis” presented on the following page.

Available-for-sale investment securities averaged $78,572,434, or 19.41% of average earning assets, for 2012 compared to $87,326,051, or 19.23% of average earning assets for 2011. Interest earned on investment securities was $2,280,148 for 2012, compared to $3,187,768 for 2011. The annualized average yield on available-for-sale investment securities was 2.90% and 3.65% for 2012 and 2011, respectively. The decrease in yield on our available-for-sale investment securities was caused, in part, by a historically flat yield curve for investment yields that has diminished returns available for this asset type. Additional information relating to our management of the securities portfolio can be found in "Management Discussion and Analysis - Earning Assets - Available-for-Sale Securities."

Our average interest-bearing deposits were $332,611,848 and $388,000,423 for 2012 and 2011, respectively. This represented a decrease of $55,388,575, or 14.28%. Total interest paid on deposits for 2012 and 2011 was $3,975,699 and $6,199,928, respectively. The annualized average cost of deposits was 1.20% and 1.60% for the years ended December 31, 2012 and 2011, respectively. As our loan demand declined, we concurrently lowered our rates paid for deposits, especially for time deposits, which is the primary reason why the amounts of our average time deposits were 22.45% lower during 2012 than during 2011.

The average balance of other interest-bearing liabilities was $26,379,179 and $28,606,250 for 2012 and 2011, respectively. This represented a decrease of $2,227,121, or 7.79%. The decrease is mainly attributable to the decrease in our average borrowings from the Federal Home Loan Bank. With the diminished loan demand we experienced during the past year, we utilized fewer borrowings from the Federal Home Loan Bank to meet our funding needs.

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

	Average Balances, Income and Expenses, and Rates
Year ended December 31,	2012			2011			2010
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Earning assets:
Loans (1)	$288,584	$16,420	5.69%	$332,893	$19,895	5.98%	$380,019	$23,310	6.13%
Securities, taxable	65,577	1,774	2.71	52,602	1,697	3.23	55,027	2,065	3.75
Securities, nontaxable	12,995	506	3.89	34,724	1,491	4.29	57,090	2,444	4.28
Other earning assets	37,476	112	0.30	33,957	102	0.30	43,126	127	0.30
Total earning assets	404,632	18,812	4.65	454,176	23,185	5.10	535,262	27,946	5.22
Non-earning assets	57,031			62,232			57,421
Total assets	$461,663			$516,408			$592,683

Liabilities and Shareholders' Equity
Interest-bearing deposits:
Transaction accounts	$42,148	$80	0.19%	$39,010	$175	0.45	$38,849	$193	0.50%
Savings and money market accounts	113,568	351	0.31	120,897	849	0.70	107,663	1,194	1.11
Time deposits	176,896	3,545	2.00	228,093	5,176	2.27	313,823	8,797	2.80
Total interest-bearing deposits	332,612	3,976	1.20	388,000	6,200	1.60	460,335	10,184	2.21

Other interest-bearing liabilities:
Federal Home Loan Bank borrowing	12,503	263	2.10	18,296	275	1.50	24,954	849	3.40
Junior subordinated debentures	10,310	239	2.32	10,310	38	0.37	10,310	620	6.01
Other Borrowings	3,566	3	0.08	-	-	-	805	2	0.25
Total other interest-bearing liabilities	26,379	505	1.91	28,606	313	1.09	36,069	1,471	4.08
Total interest-bearing liabilities	358,991	4,481	1.25	416,606	6,513	1.56	496,404	11,655	2.35
Noninterest-bearing deposits	57,675			50,086			44,194
Other liabilities	3,065			2,750			3,540
Shareholders' equity	41,932			46,966			48,545
Total liabilities and equity	$461,663			$516,408			$592,683

Net interest income/interest spread		$14,331	3.40%		$16,672	3.54%		$16,291	2.87%

Net yield on earning assets			3.54%			3.67%			3.04%

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

	2012 Compared to 2011			2011 Compared to 2010
	Due to increase (decrease) in			Due to increase (decrease) in
(Dollars in thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Loans	$(2,547)	$(928)	$(3,475)	$(2,852)	$(563)	$(3,415)
Securities, taxable	378	(301)	77	(88)	(280)	(368)
Securities, tax exempt	(857)	(128)	(985)	(959)	6	(953)
Other earning assets	10	-	10	(25)	-	(25)
Total interest income	(3,016)	(1,357)	(4,373)	(3,924)	(837)	(4,761)

Interest expense:
Interest-bearing deposits
Interest-bearing transaction accounts	13	(108)	(95)	1	(19)	(18)
Savings and money market accounts	(49)	(449)	(498)	134	(479)	(345)
Time deposits	(1,066)	(565)	(1,631)	(2,139)	(1,482)	(3,621)
Total interest-bearing deposits	(1,102)	(1,122)	(2,224)	(2,004)	(1,980)	(3,984)

Other interest-bearing liabilities
Federal Home Loan Bank borrowings	(102)	90	(12)	(186)	(388)	(574)
Junior subordinated debentures	-	201	201	-	(582)	(582)
Other	3	-	3	(2)	-	(2)
Total other interest-bearing liabilities	(99)	291	192	(188)	(970)	(1,158)

Total Interest Expense	(1,201)	(831)	(2,032)	(2,192)	(2,950)	(5,142)

Net interest income	$(1,815)	$(526)	$(2,341)	$(1,732)	$2,113	$381

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

The following table sets forth our interest rate sensitivity at December 31, 2012.

Interest Sensitivity Analysis

			After		Greater
		After One	Three		Than One
	Within	Through	Through	Within	Year or
(Dollars in Thousands)	One	Three	Twelve	One	Non-
	Month	Months	Months	Year	Sensitive	Total
Assets
Interest-earning assets
Interest-bearing deposits in other banks	$35,170	$-	$-	$35,170	$-	$35,170
Time Deposits in other banks	-	-	101	101	-	101
Loans (1)	58,387	18,465	77,131	153,983	111,896	265,879
Securities, taxable	-	-	-	-	60,071	60,071
Nonmarketable securities	1,297	-	-	1,297	-	1,297
Total earning assets	94,854	18,465	77,232	190,551	171,967	362,518

Liabilities
Interest-bearing liabilities
Interest-bearing deposits:
Demand deposits	42,569	-	-	42,569	-	42,569
Savings deposits	104,031	-	-	104,031	-	104,031
Time deposits	13,374	24,733	67,576	105,683	39,008	144,691
Total interest-bearing deposits	159,974	24,733	67,576	252,283	39,008	291,291
Securities sold under agreements to repurchase	4,378	-	-	4,378	-	4,378
Federal Home Loan Bank advances	-	-	10,000	10,000	1,000	11,000
Junior subordinated debentures	-	-	-	-	10,310	10,310

Total interest-bearing liabilities	164,352	24,733	77,576	266,661	50,318	316,979

Period gap	$(69,498)	$(6,268)	$(344)	$(76,110)	$121,649

Cumulative gap	$(69,498)	$(75,766)	$(76,110)	$(76,110)	$45,539

Ratio of cumulative gap to total earning assets	(19.17)%	(20.90)%	(20.99)%	(20.99)%	12.56%

(1)	Including mortgage loans held for sale

The above table reflects the balances of earning assets and interest-bearing liabilities at the earlier of their repricing or maturity dates. Interest-bearing deposits in other banks are reflected at the earliest pricing interval due to the immediate availability of the deposits. Securities are reflected at each instrument’s ultimate maturity date. Scheduled payment amounts of fixed rate amortizing loans are reflected at each scheduled payment date. Scheduled payment amounts of variable rate amortizing loans are reflected at each scheduled payment date until the loan may be repriced contractually; the unamortized balance is reflected at that point. Interest-bearing liabilities with no contractual maturity, such as demand deposits and savings deposits, are reflected in the earliest repricing period due to contractual arrangements, which give us the opportunity to vary the rates paid on those deposits within one month or shorter period. However, we are not obligated to vary the rates paid on these deposits within any given period. Fixed rate time deposits, primarily certificates of deposit, are reflected at their contractual maturity dates. Securities sold under agreements to repurchase agreements mature on a daily basis and are reflected in the earliest pricing period. Advances from the Federal Home Loan Bank and junior subordinated debentures are reflected at their contractual maturity date.

We are in a liability sensitive position (or a negative gap) of $76.1 million over the 12-month time frame. The gap is negative when interest-bearing liabilities exceed interest sensitive earning assets, as was the case at the end of 2012 with respect to the one-year time horizon. When interest-sensitive earning assets exceed interest-bearing liabilities for a specific repricing "horizon,” a positive interest sensitivity gap is the result.

A positive gap generally has a favorable effect on net interest income during periods of rising rates. A positive one-year gap position occurs when the dollar amount of earning assets maturing or repricing within one year exceeds the dollar amount of interest-bearing liabilities maturing or repricing during that same period.

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

More specifically, in determining our allowance for loan losses, we regularly review loans for specific and impaired reserves based on the appropriate impairment assessment methodology. Pooled reserves are determined using historical loss trends measured over a four-quarter average applied to risk rated loans grouped by Federal Financial Institutions Examination Council (“FFIEC”) call code and segmented by impairment status. The pooled reserves are calculated by applying the appropriate historical loss ratio to the loan categories. Impaired loans greater than a minimum threshold established by management are excluded from this analysis. The sum of all such amounts determines our pooled reserves. We have shortened the period over which we review historical losses from eight quarters to four in response to industry trends and conditions; the shorter loss history window is more in line with our peer group and tracks more closely the unusual market volatility of the past several years, making the provision estimate more responsive to current economic conditions. The historical loss factors utilized in our model have been updated as of the end of the fourth quarter 2012 to reflect losses realized through the end of third quarter 2012.

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

Periodically, we adjust the amount of the allowance based on changing circumstances. We recognize loan losses to the allowance and add subsequent recoveries back to the allowance for loan losses. In addition, on a quarterly basis, we informally compare our allowance for loan losses to various peer institutions; however, we recognize that allowances will vary, as financial institutions are unique in the make-up of their loan portfolios and customers, which necessarily creates different risk profiles and risk weighting of qualitative factors for the institutions. We would only consider further adjustments to our allowance for loan losses based on this peer review if our allowance was significantly different from our peer group. To date, we have not made any such adjustment. There can be no assurance that charge-offs of loans in future periods will not exceed the allowance for loan losses as estimated at any point in time or that provisions for loan losses will not be significant to a particular accounting period, especially considering the overall economic weakness in many of our market areas due to a slow recovery from the recent downturn.

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

As of December 31, 2012 and 2011, the allowance for loan losses was $4,167,482 and $7,743,470, respectively, a decrease of $3,575,988, or 46.18%, from the 2011 allowance.  The decrease is partly due to the charge-off of certain borrowers against previously established allowances, which did not require the allowance to be replenished. As a percentage of total loans, the allowance for loan losses was 1.60% and 2.55% at December 31, 2012 and 2011, respectively.  See the discussion regarding the provision expense and “Activity in the Allowance for Loan Losses” below for additional information regarding our asset quality and loan portfolio.

The provision for loan losses was $1,945,861 and $5,403,416 for 2012 and 2011, respectively.  This represents a decrease of $3,457,555, or 63.99%.  Our analysis of the allowance for loan losses as of December 31, 2012 showed that our overall loss rates have been stabilizing over the past several allowance calculations and that our credit exposure in the Myrtle Beach market and the Charleston market, which were particularly hard-hit by the downturn in the real estate markets, is phasing out. The uptick in provision expense in 2012 is reflective of our efforts to aggressively reduce our exposure to these markets.

We believe the allowance for loan losses at December 31, 2012, is adequate to meet potential loan losses inherent in the loan portfolio and, as described earlier, to maintain the flexibility to adjust the allowance should our local economy and loan portfolio either improve or decline in the future.

The following table sets forth certain information with respect to the Company’s allowance for loan losses and the composition of charge-offs and recoveries for the five years ended December 31, 2012.

Allowance for Loan Losses

(Dollars in thousands)	2012	2011	2010	2009	2008
Total loans outstanding at end of year	$260,257	$303,398	$354,328	$406,627	$468,990
Average loans outstanding	$288,584	$332,893	$380,019	$462,400	$481,572
Balance of allowance for loan losses at beginning of year	$7,743	$6,271	$9,801	$8,224	$5,271
Loans charged off:
Real estate – construction	2,296	1,825	4,430	7,114	-
Real estate – residential	1,085	1,641	2,501	2,768	323
Real estate – nonresidential	1,825	538	1,879	1,429	813
Commercial and industrial	1,391	527	1,469	2,530	997
Consumer and other	29	39	116	446	235
Total loan charge-offs	6,626	4,570	10,395	14,287	2,368
Recoveries of previous loan charge-offs
Real estate – construction	298	356	1,311	985	-
Real estate – residential	129	88	286	200	68
Real estate – nonresidential	54	70	1,123	190	254
Commercial	613	113	438	68	10
Consumer and other	10	12	165	20	54
Total recoveries	1,104	639	3,323	1,463	386
Net charge-offs	5,522	3,931	7,072	12,824	1,982

Provision for loan losses	1,946	5,403	3,542	14,401	4,935
Balance of allowance for loan losses at end of year	$4,167	$7,743	$6,271	$9,801	$8,224

Ratios:
Net charge-offs to average loans outstanding	1.91%	1.18%	1.86%	2.77%	0.41%
Net charge-offs to loans at end of year	2.12%	1.30%	2.00%	3.15%	0.42%
Allowance for loan losses to average loans	1.44%	2.33%	1.65%	2.12%	1.71%
Allowance for loan losses to loans at end of year	1.60%	2.55%	1.77%	2.41%	1.75%
Net charge-offs to allowance for loan losses	132.52%	50.77%	112.76%	130.84%	24.10%
Net charge-offs to provision for loan losses	283.76%	72.76%	199.69%	89.05%	40.16%

Risk Elements in the Loan Portfolio and Nonperforming Assets

Nonperforming Assets - The following table shows the nonperforming assets for the five years ended December 31, 2012.

(Dollars in thousands)	2012	2011	2010	2009	2008
Loans over 90 days past due and still accruing	$6	$328	$1,910	$40	$2,097
Loans on nonaccrual:
Real estate construction	2,874	8,194	14,796	16,380	6,250
Real estate mortgage - residential	3,779	3,852	3,310	2,518	7,156
Real estate mortgage – nonresidential	12,354	9,437	1,001	6,322	5,417
Commercial	1,879	1,300	753	154	563
Consumer	88	2	6	32	206
Total nonaccrual loans	20,974	22,785	19,866	25,406	19,592
Total of nonperforming loans	20,980	23,113	21,776	25,446	21,689
Other nonperforming assets	15,290	22,136	14,669	8,954	380
Total nonperforming assets	$36,270	$45,249	$36,445	$34,400	$22,069

Percentage of nonperforming assets to total assets	8.67%	9.14%	6.88%	5.33%	3.66%
Percentage of nonperforming loans to total loans	8.06%	7.62%	6.15%	6.26%	4.62%
Allowance for loan losses as a percentage of non-performing loans	19.86%	33.50%	28.80%	38.52%	37.92%

Loans over 90 days and still accruing – As of December 31, 2012 and 2011 we had loans totaling $5,729 and $327,889, respectively, that were past due 90 days and still accruing interest. All loans are secured and included in our impaired loan classification at December 31, 2012 and 2011.

Nonaccruing loans - At December 31, 2012 and 2011, loans totaling $20,973,813 and $22,784,773, respectively, were in nonaccrual status.  Generally, loans are placed on nonaccrual status if principal or interest payments become 90 days past due and/or we deem the collectability of the principal and/or interest to be doubtful.  Generally, once a loan is placed in nonaccrual status, all previously accrued and uncollected interest is reversed against interest income, unless collection of interest accrued to date is expected.  Interest income on nonaccrual loans is recognized on a cash basis when the ultimate collectability is no longer considered doubtful.  Loans are returned to accrual status when the principal and interest amounts contractually due are brought current and future payments are reasonably assured. During 2012 and 2011 interest income recognized on nonaccrual loans was $677,458 and $467,797, respectively. If the nonaccrual loans had been accruing interest at their original contracted rates, interest income related to these nonaccrual loans would have been $1,234,852 and $984,248 for 2012 and 2011, respectively. All nonaccruing loans at December 31, 2012 and 2011 were included in our classification of impaired loans at those dates.

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

At December 31, 2012 there were 52 loans classified as TDRs totaling $15,155,121. Of the 52 loans, seven loans totaling $3,128,542 were performing while 45 loans totaling $12,026,579 were not performing. As of December 31, 2011 there were 37 loans classified as TDRs totaling $7,258,698. Of the 37 loans, 15 loans totaling $3,163,205 were performing while 22 loans totaling $4,095,493 were not performing. All restructured loans resulted in either extended maturity or lowered rates and were included in the impaired loan balance. From December 31, 2011 to December 31, 2012, TDR loans increased by $7,896,423 due to the increase in the volume of problem loans that were modified to enhance the borrowers' repayment ability. All restructured loans resulted in either extended maturity or lowered rates and were included in the impaired loan balance.

Impaired loans - At December 31, 2012, we had impaired loans totaling $28,030,927 as compared to $26,503,206 at December 31, 2011.  Included in the impaired loans at December 31, 2011 were 14 borrowers that accounted for 79.85% of the total amount of the impaired loans at that date.  These loans were primarily commercial real estate loans located in coastal South Carolina.  Impaired loans, as a percentage of total loans, were 10.77% at December 31, 2012 as compared to 8.74% at December 31, 2011.

During 2012, the average investment in impaired loans was approximately $27,532,000 as compared to approximately $25,589,000 for 2011.  Impaired loans with a specific allocation of the allowance for loan losses totaled $8,704,008 and $8,557,659 at December 31, 2012 and 2011, respectively.  The amount of the specific allocation at December 31, 2012 and 2011 was $524,109 and $2,665,394, respectively.

The downturn in the real estate market that began in 2008 and continued into 2012 has resulted in an increase in loan delinquencies, defaults and foreclosures; however, we believe these trends are stabilizing as the liquidation prices for our OREO have stabilized for vertical construction, indicating some stabilization of demand in the real estate market in our market area.  In some cases, the current economic downturn has resulted in a significant impairment to the value of our collateral and limits our ability to sell the collateral upon foreclosure at its appraised value. There is also risk that downward trends could continue at a higher pace.  If real estate values further decline, it is also more likely that we would be required to increase our allowance for loan losses.

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

As of December 31, 2012, we had OREO properties totaling $15,289,991, geographically located in the following South Carolina areas – 68.75% in the Coastal area, 16.67% in the Columbia area and 14.58% in the Florence area.  The combined nature of these properties is 85.1% commercial and 14.49% residential and other.  While we are diligently trying to dispose of our OREO properties, the current low demand in our local real estate market affects our ability to do so in a timely manner without experiencing additional losses.  Additionally, there can be no assurance that these properties can be sold for their carrying values.

From December 31, 2011 to December 31, 2012, due primarily to sales, OREO decreased $6,845,930, or 30.93%. While OREO properties that consist of raw land continue to be difficult to sell, the majority of our OREO inventory with improvements is income producing, either through sale or interim leasing. This cash flow helps offset direct costs such as taxes and insurance, while offsetting opportunity cost during marketing. During 2012 and 2011, income earned on OREO was $134,051 and $86,893, respectively. OREO expense, net of income earned, for the years ended December 31, 2012 and 2011 was $1,946,441 and $2,469,772.

Noninterest Income and Expense

Noninterest Income - The following table sets forth the primary components of noninterest income for the years ended December 31, 2012 and 2011.

	2012	2011
Service charges on deposit accounts	$1,841,685	$1,821,695
Gain on sale of mortgage loans	1,197,853	972,173
Income from bank owned life insurance	370,957	400,873
Other service charges, commissions and fees	975,143	852,684
Gain on sale of securities available-for-sale	1,806,414	516,582
Other income	344,137	283,135
Total noninterest income	$6,536,189	$4,847,142

For 2012 compared to 2011, noninterest income increased $1,689,047, or 34.85%. The increase in our noninterest income is due primarily to the following items:

1.	Gain on sale of securities available-for-sale increased $1,289,832. During the third quarter of 2012, we sold our entire portfolio of municipal bonds due to concerns about the continued fiscal uncertainty with respect to the local and state governments that issued the debt underlying these investments.

2.	Because of historically low mortgage rates in effect during 2012, we experienced an increase in the volume of homeowners refinancing their existing mortgages, which is the primary reason why the gain on the sale of mortgage loans increased $225,680.

3.	Other service charges, commissions and fees increased $122,459. During 2012 we introduced a debit card rewards program that accounted for most of this increase.

Noninterest Expense - The following table sets forth the primary components of noninterest expense for the years ended December 31, 2012 and 2011.

	2012	2011
Salaries and employee benefits	$7,804,091	$8,986,480
Net occupancy	1,463,448	1,480,073
Furniture and equipment	1,495,911	1,204,178
Advertising	151,298	239,952
Office supplies and printing	145,092	204,410
Computer supplies and software amortization	145,292	113,415
Telephone	302,039	273,702
Professional fees and services	975,780	1,025,660
Meetings and travel expenses	147,955	234,734
Supervisory fees and assessments	737,204	995,634
Debit and credit card expenses	683,691	480,726
Other real estate owned expenses	1,946,441	2,469,772
Mortgage loan expenses	1,028,240	1,090,922
Other	1,612,474	1,562,807
Total	$18,638,956	$20,362,465
Efficiency ratio	97.79%	96.95%

For the years ended December 31, 2012 and 2011, total noninterest expense totaled $18,638,956 and $20,362,465, respectively, equating to a decrease of $1,723,509, or 8.46% for 2012 compared to 2011.

During the latter part of 2011, we performed a rigorous review of our expense categories. Based on this review, we implemented certain operational changes that resulted in the reduction in our noninterest expense for 2012. The largest reduction realized was $1,182,389 in our expense for salaries and benefits. Included in this reduction is income of $337,153 attributable to the cancellation of all stock appreciation rights outstanding at December 31, 2011, during the first quarter of 2012. Additional information regarding the cancellation of the stock appreciation rights is provided in Note 16 to our financial statements.

Our OREO expenses for 2012 were $523,331 lower than they were for 2011. Expenses related to OREO encompass maintenance costs, marketing costs, property taxes, and other professional services. The decrease is partially attributable to the 30.93% reduction in the volume of our OREO. At December 31, 2012 and 2011, our OREO totaled $15,289,991 and $22,135,921, respectively. Also, during 2012, we received $211,485 for reimbursements of OREO expenses from prior years.

Additionally, with the reduction in our deposit base, the cost of our Federal Deposit Insurance premiums was $258,430 lower for 2012 compared to 2011.

The favorable factors mentioned above were offset by increases in the following noninterest expenses for 2012 compared to 2011.

1.	Insurance expense was $168,243 higher for 2012, compared to 2011. The increase is due to the expanded policy coverage and higher insurance premiums.

2.	Furniture and equipment expense for 2012 and 2011 was $1,495,911 and $1,204,178, respectively, which represents an increase of $291,733. The increase is due to the recent outsourcing of our data processing and servers to a vendor. While we will have more processing costs in the future, we believe these costs will be offset by lower computer hardware and maintenance costs.

3.	Debit and credit card expenses increased $202,965 with the introduction of a debit card rewards program during 2012. We anticipate that this program will generate sufficient fee income to cover its related cost.

Income Tax Provision – For the years ended December 31, 2012 and 2011, our income tax provision consists of a tax expense of $6,751 and $5,134,705, respectively. In 2011, we increased our deferred tax assets valuation allowance by approximately $7,150,000. This resulted in our having to record an income tax expense for 2011, although we had no pre tax income. For 2012, our income tax expense related to our pre-tax income was offset by a reversal of an equal amount of our valuation allowance for deferred tax assets, except for $6,751 of state income taxes.

Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence available, it is more likely than not that some or all of a deferred tax asset will not be realized.  At December 31, 2012, we determined that only approximately $2,092,837 of our deferred tax assets relating to continuing operations at that date will be realized in future periods.

Earning Assets

Loans - Loans, including loans held for sale, are the largest category of earning assets and typically provide higher yields than the other types of earning assets. Associated with the higher loan yields are the inherent credit and liquidity risks which management attempts to control and counterbalance. Loans averaged $288,583,527 in 2012 compared $332,893,022 in 2011, a decrease of $44,309,495, or 13.31%. At December 31, 2012, total loans were $265,879,194 compared to $306,261,700 at December 31, 2011, a decrease of $40,382,506, or 13.19%. Excluding loans held for sale, loans were $260,257,334 at December 31, 2012 compared to $303,398,403 at December 31, 2011, which equated to a decrease of $43,141,069, or 14.22%. During 2012 we charged off loans totaling $6,625,808 and foreclosed on loans totaling $1,169,539, net of OREO sales that we financed, whereby the loan balances were transferred to other real estate owned. The remainder of this decrease is the result of the economic downturn in our markets and worldwide deleveraging that caused the volume of new loan customers and average loan balances carried by current customers to decrease.

The following table sets forth the composition of the loan portfolio, excluding loans held for sale, by category at the dates indicated and highlights the Company’s general emphasis on all types of lending.

Composition of Loan Portfolio

Expressed in dollars (in thousands)

December 31,	2012	2011	2010	2009	2008
Real estate
Construction	$31,985	$43,320	$62,635	$77,567	$60,744
Residential:
Residential 1 – 4 family	35,092	42,838	50,085	57,539	72,245
Multifamily	5,563	8,630	9,337	9,963	7,105
Second mortgages	4,078	4,504	4,783	4,747	4,990
Equity lines of credit	22,502	24,998	27,990	31,596	37,793
Total residential	67,235	80,970	92,195	103,845	122,133
Nonresidential	122,310	133,603	152,178	169,934	201,318
Total real estate loans	221,530	257,893	307,008	351,346	384,195
Commercial and industrial	29,256	36,465	40,857	45,887	70,878
Consumer	9,305	8,650	6,057	7,943	8,974
Other	166	390	406	1,452	4,943
Total loans	260,257	303,398	354,328	406,628	468,990
Allowance for loan losses	(4,167)	(7,743)	(6,271)	(9,801)	(8,224)
Net loans	$256,090	$295,655	$348,057	$396,827	$460,766

Expressed in percentages

December 31,	2012	2011	2010	2009	2008
Real estate
Construction	12.29%	14.28%	17.68%	19.08%	12.95%
Residential:
Residential 1 – 4 family	13.48	14.12	14.14	14.15	15.40
Mutifamily	2.14	2.84	2.64	2.45	1.51
Second mortgages	1.56	1.49	1.34	1.17	1.07
Equity lines of credit	8.65	8.24	7.90	7.77	8.06
Total residential	25.83	26.69	26.02	25.54	26.04
Nonresidential	47.00	44.03	42.95	41.79	42.94
Total real estate loans	85.12	85.00	86.65	86.41	81.93
Commercial and industrial	11.24	12.02	11.53	11.28	15.11
Consumer	3.58	2.85	1.71	1.95	1.91
Other	0.06	0.13	0.11	0.36	1.05
Total loans	100.00%	100.00%	100.00%	100.00%	100.00%
Allowance for loan losses	1.60%	2.55%	1.77%	2.41%	1.75%

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

The largest component of our loan portfolio is real estate mortgage loans. At December 31, 2012, real estate mortgage loans totaled $221,530,369 and represented 85.12% of the total loan portfolio, compared to $257,893,735, or 85.00%, at December 31, 2011. This represents a decrease of $36,363,366, or 14.10%, from the December 31, 2011 balance.

Residential mortgage loans totaled $67,234,920 at December 31, 2012, and represented 25.83% of the total loan portfolio, compared to $80,969,771 and 26.69%, respectively, at December 31, 2011.  Residential real estate loans consist of first and second mortgages on single or multi-family residential dwellings.

Nonresidential mortgage loans, which include commercial loans and other loans secured by multi-family properties and farmland, totaled $122,309,917 at December 31, 2012, compared to $133,603,482 at December 31, 2011.  This represents a decrease of $11,293,565, or 8.45%, from the December 31, 2011 balance.

Real estate construction loans were $31,985,532 and $43,320,482 at December 31, 2012 and 2011, respectively, and represented 12.29% and 14.28% of the total loan portfolio, respectively.

Currently, the demand for all types of real estate loans in our market area is weak, largely because of a slow recovery from the recent recession that affected many businesses and individuals in our market area.

Commercial and industrial loans decreased $7,209,531, or 19.77%, to $29,255,564 at December 31, 2012, from $36,465,095 at December 31, 2011. The decrease is mainly due to the economic downturn in our markets that caused the demand for these types of loans to decrease. At December 31, 2012 and 2011, commercial and industrial loans represented 11.24% and 12.02%, respectively, of the total loan portfolio.

Our loan portfolio is also comprised of consumer and other loans that totaled $9,471,401 and $9,039,573 at December 31, 2012 and 2011, respectively, and represented 3.64% and 2.98%, respectively, of the total loan portfolio.

Our loan portfolio reflects the diversity of our markets.  The economies of our markets contain elements of medium and light manufacturing, higher education, regional health care, and distribution facilities. We expect our local economy to remain stable; however, due to the slow economic recovery in some of our markets, we do not expect any material growth in our loan portfolio in the near future.  We do not engage in foreign lending.

The repayment of loans in the loan portfolio as they mature is also a source of liquidity for the Company. The following table sets forth the Company's loans maturing within specified intervals at December 31, 2012.

Loan Maturity Schedule and Sensitivity to Changes in Interest Rates

		Over
		One Year
	One Year or	Through	Over Five
(Dollars in thousands)	Less	Five Years	Years	Total
Commercial and industrial	$15,034	$14,222	$-	$29,256
Real estate	78,069	118,787	24,674	221,530
Consumer and other	1,951	6,541	979	9,471
	$95,054	$139,550	$25,653	$260,257
Loans maturing after one year with:
Fixed interest rates				$111,896
Floating interest rates				53,307
				$165,203

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

Available-for-Sale Securities

At December 31, 2012 our investment in available-for-sale securities was $60,071,012. This is $24,463,306, or 28.94%, lower than our investment of $84,534,318 in available-for-sale securities at December 31, 2011. During the third quarter of 2012, we sold our entire portfolio of municipal securities because of our concerns about the deterioration in their market bond ratings and to lower the credit risk associated with our securities portfolio. It is our intention to only invest in U. S. Government agencies and mortgage-backed securities in the near future.

This portfolio is primarily utilized to provide liquidity sources, flexibility, and balanced yielding assets to our balance sheet.

The amortized costs and the fair value of our securities available-for-sale at December 31, 2012 and 2011 are shown in the following table.

	December 31, 2012		December 31, 2011
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Government sponsored enterprises	$7,591,892	$8,109,028	$2,839,706	$3,024,945
Mortgage-backed securities	50,197,908	51,956,484	59,748,500	61,560,402
Municipal securities	-	-	19,084,899	19,937,971
Other	100,000	5,500	100,000	11,000
Total	$57,889,800	$60,071,012	$81,773,105	$84,534,318

At December 31, 2012, securities classified as available-for-sale are recorded at fair market value. The entire amount of the unrealized losses is the result of a single security in a continuous loss position for twelve months or more. We do not intend to sell this security in the near future and it is more likely than not that we will not be required to sell this security before recovery of its amortized cost. Based on industry analyst reports and credit ratings, we believe that the deterioration in value is not considered other-than-temporary.

Available-for-Sale Securities Maturity Distribution and Yields (1)

	U.S Government
	Sponsored
	Enterprises
(Dollars in thousands)	Amount	Yield
Due after ten years	$8,109	3.24%

(1)	Excludes mortgage-backed securities totaling $51,956,484 with a yield of 3.17% and an equity security in the amount $5,500.

Other attributes of the securities portfolio, including yields and maturities, are discussed above in “Net Interest Income-Interest Sensitivity Analysis.”

Nonmarketable Equity Securities – Nonmarketable equity securities are recorded at their original cost since no ready market exists for these securities. At December 31, 2012 and 2011, nonmarketable equity securities consisted of Federal Home Loan Bank and Community Bankers Bank stock, which are recorded at their original cost of $1,239,300 and $58,100, respectively and $2,373,700 and $58,100, respectively. These securities are held primarily as a pre-requisite for accessing liquidity sources provided by the issuers of these securities.

Interest-Bearing Deposits with Other Banks – At December 31, 2012 and 2011, interest-bearing deposits with other banks totaled $35,169,883 and $41,885,966, respectively. For the years 2012 and 2011, the average balance of these deposits was $35,566,257 and $30,278,389, respectively.

Deposits and Other Interest-Bearing Liabilities

Average interest-bearing liabilities decreased $57,615,696, or 13.83%, to $358,990,977 in 2012, from $416,606,673 in 2011.

Deposits - Average total deposits decreased $47,799,574, or 10.91%, to $390,287,155 in 2012, from $438,086,729 in 2011. At December 31, 2012, total deposits were $349,314,134 compared to $427,816,497 a year earlier, a decrease of $78,502,363, or 18.35%.

Average interest-bearing deposits decreased $55,388,575, or 14.28%, to $332,611,848 in 2012 from $388,000,423 in 2011. The average balance of non-interest bearing deposits increased $7,589,001, or 15.15%, to $57,675,307 in 2012, from $50,086,306 in 2011.

The following table sets forth the average balance amounts and the average rates paid by us for the years ended December 31, 2012 and 2011.

Deposits

	2012		2011
	Average	Average	Average	Average
	Amount	Rate	Amount	Rate
Noninterest bearing demand deposits	$57,675,307	0.00%	$50,086,306	0.00%

Interest bearing demand deposits	42,147,971	0.19	39,010,399	0.45
Savings accounts	113,567,690	0.31	120,897,134	0.70
Time deposits	176,896,187	2.00	228,092,890	2.27
Total	$390,287,155	1.02%	$438,086,729	1.42%

Core deposits, which exclude time deposits of $100,000 or more, provide a relatively stable funding source for our loan portfolio and other earning assets. Our core deposits were $265,610,288 and $305,342,295 at December 31, 2012 and 2011, respectively. As of December 31, 2012 and 2011, our core deposits were 76.04% and 71.37% of total deposits, respectively. Overall, we have placed a high priority on securing low-cost local deposits over other, more costly, funding sources in the current low-rate environment.

Included in time deposits $100,000 and over, at December 31, 2012 and 2011 are brokered time deposits of $57,885,000 and $90,860,000, respectively, equating to a decrease of $32,975,000. In accordance with our asset/liability management strategy, we do not intend to renew or replace the brokered deposits outstanding at December 31, 2012, when they mature.

Deposits, and particularly core deposits, have been our primary source of funding and have enabled us to meet successfully both our short-term and long-term liquidity needs. We anticipate that such deposits will continue to be our primary source of funding in the future. Our loan-to-deposit ratio was 74.51% and 70.92% on December 31, 2012 and 2011, respectively.

The maturity distribution of our time deposits of $100,000 or more at December 31, 2012, is set forth in the following table:

December 31,
2012
Three months or less	$17,526,902
Over three through twelve months	38,161,935
Over one year through three years	27,609,916
Over three years	405,093
Total	$83,703,846

Approximately 66.53% of our time deposits of $100,000 or more had scheduled maturities within one year. Large certificate of deposit customers tend to be extremely sensitive to interest rate levels, making these deposits less reliable sources of funding for liquidity planning purposes than core deposits. We expect most certificates of deposits with maturities less than one year to be renewed upon maturity. However, there is the possibility that some certificates may not be renewed. We believe that, should that occur, the impact would be minimal on our operations and liquidity due to the availability of other funding sources.

Other Borrowings - Other borrowings at December 31, 2012 and 2011, consist of the following:

	December 31,
	2012	2011
Securities sold under agreements to repurchase	$4,377,978	$-
Advances from Federal Home Loan Bank	11,000,000	13,000,000
Junior subordinated debentures	10,310,000	10,310,000

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum ratios of Tier 1 and total capital as a percentage of assets and off-balance-sheet exposures, adjusted for risk weights ranging from 0% to 100%.  Tier 1 capital of the Company consists of common shareholders’ equity, excluding the unrealized gain or loss on securities available-for-sale, minus certain intangible assets.  The Company’s Tier 2 capital consists of the allowance for loan losses subject to certain limitations.  Total capital for purposes of computing the capital ratios consists of the sum of Tier 1 and Tier 2 capital. The regulatory minimum requirements are 4% for Tier 1 capital and 8% for total risk-based capital; under the provisions of the Bank MOU will be required to maintain a Tier 1 leverage ratio of 8% and a total risk-based capital ratio of 10%.

The Company and the Bank are also required to maintain capital at a minimum level based on quarterly average assets, which is known as the leverage ratio.  Only the strongest banks are allowed to maintain capital at the minimum requirement of 3%.  All others are subject to maintaining ratios 1% to 2% above the minimum.

The Company and the Bank were each considered to be “well capitalized” for regulatory purposes at December 31, 2012. The following table shows the regulatory capital ratios for the Company and the Bank at December 31, 2012.

Analysis of Capital and Capital Ratios

	Holding
(Dollars in thousands)	Company	Bank
Tier 1 capital	$50,030	$45,383
Tier 2 capital	3,933	3,924
Total qualifying capital	$53,963	$49,307
Risk-adjusted total assets (including off-balance sheet exposures)	$314,426	$313,687
Risk-based capital ratios:
Total risk-based capital ratio	17.16%	15.72%
Tier 1 risk-based capital ratio	15.91	14.47
Tier 1 leverage ratio	11.48	10.40

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

At December 31, 2012 we had issued commitments to extend credit of $28,919,003 and standby letters of credit of $8,000 through various types of commercial lending arrangements. These commitments included $26,033,678 of credits with variable interest rates.

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at December 31, 2012.

			After
		After One	Three
	Within	Through	Through	Within	Greater
(Dollars in Thousands)	One	Three	Twelve	One	Than
	Month	Months	Months	Year	One Year	Total
Unused commitments to extend credit	$1,821	$2,029	$11,010	$14,860	$14,059	$28,919
Standby letters of credit	8	-	-	8	-	8
Totals	$1,829	$2,029	$11,010	$14,868	$14,059	$28,927

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

At December 31, 2012, our liquid assets, consisting of cash and cash equivalents amounted to $38.1 million, or 9.10% of total assets.  Our investment securities, excluding nonmarketable securities, at December 31, 2012, amounted to $60.1 million, or 14.36% of total assets.  Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner.  However, $14.9 million of these securities were pledged as collateral to secure public deposits and borrowings as of December 31, 2012.  At December 31, 2011, our liquid assets, consisting of cash and cash equivalents, amounted to $44.0 million, or 8.90% of total assets.  Our investment securities, excluding nonmarketable securities, at December 31, 2011 amounted to $84.5 million, or 17.08% of total assets.  Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner.  However, $17.4 million of these securities were pledged as collateral to secure public deposits and borrowings as of December 31, 2011.

Our ability to maintain and expand our deposit base and borrowing capabilities serves as our primary source of liquidity.  For the near future, it is our intention to reduce the use of wholesale funding to fund loan demand.  We plan to meet our future cash needs through the liquidation of temporary investments, the generation of deposits, and from additional borrowings.  In addition, we will receive cash upon the maturity and sale of loans and the maturity of investment securities. At December 31, 2012, we had a $5.0 million unused line of credit with the Federal Reserve Bank and had sufficient unpledged securities that would have allowed us to borrow an additional $45.1 million from the Federal Reserve Bank.  Also, as a member of the Federal Home Loan Bank of Atlanta, (the “FHLB”) we can make applications for borrowings that can be made for leverage purposes.  The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the bank be pledged to secure any advances from the FHLB. We have an available line to borrow funds from the Federal Home Loan Bank up to 30% of the Bank’s total assets, which provide available funds of $131.7 million at December 31, 2012.  At that date the Bank had drawn $11.0 million on this line.  We believe that the sources described above will be sufficient to meet our future liquidity needs.

The Company is largely dependent upon dividends from the Bank as a source of cash.  The Bank MOU restricts the ability of the Bank to declare and pay dividends to the Company.  The Company MOU requires the Company to obtain approval of the Federal Reserve Bank prior to declaring dividends.  The Federal Reserve did not approve the Company’s request to pay dividends and interest payments relating to its outstanding classes of preferred stock and trust preferred securities due and payable in the five quarters ended December 31, 2012, nor did Federal Reserve approve the Company's request to make the payments due in the first quarter of 2013. See “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Regulatory Matters” for additional information relating to the Company MOU.

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

Contractual Obligations

The following table provides payments due by period for various contractual obligations as of December 31, 2012:

			After	After
		After One	Two	Three
	Within	Within	Within	Within	After
(Dollars in Thousands)	One	Two	Three	Five	Five
	Year	Years	Years	Years	Years	Total
Certificate accounts (1)	$105,683	$25,832	$11,775	$1,401	$-	$144,691
Securities sold under agreements to repurchase (2)	4,378	-	-	-	-	4,378
Long-term debt (3)	10,000	1,000	-	-	10,310	21,310
Purchases	-	-	-	-	-	-
Operating lease obligations (4)	388	351	320	690	4,674	6,423
Totals	$120,449	$27,183	$12,095	$2,091	$14,984	$176,802

(1)	Certificates of deposit give customers rights to early withdrawal. Early withdrawals may be subject to penalties. The penalty amount depends on the remaining time to maturity at the time of early withdrawal.
(2)	We expect securities repurchase agreements to be re-issued and, as such, do not necessarily represent an immediate need for cash.
(3)	Long term debt consists of Federal Home Loan Bank borrowings and junior subordinated debentures.
(4)	Operating lease obligations include lease obligations for existing and future property and non-cancelable lease commitments for equipment.

During 2012, our primary sources of cash were generated from the net decrease in loans of $36.2 million, proceeds of $25.7 million from the sale of securities available-for-sale, $6.9 million from the sale of other real estate owned and the net increase of $4.4 million in securities sold under agreements to repurchase. Additionally, we generated $1.0 million from our operating activities. The primary uses of our cash resources were to reduce time deposits and transactional deposits by $66.2 million and $12.3 million, respectively, and to purchase, net of maturities, $0.2 million of available-for-sale securities. We believe that our overall liquidity sources are adequate to meet our operating needs in the ordinary course of our business.

Impact of Inflation

Unlike most industrial companies, the assets and liabilities of financial institutions such as our bank subsidiary are primarily monetary in nature. Therefore, interest rates have a more significant effect on our performance than do the general rate of inflation and of goods and services. In addition, interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services. As discussed previously in "Management Discussion and Analysis - Rate/Volume Analysis," we seek to manage the relationships between interest sensitive-assets and liabilities in order to protect against wide interest rate fluctuations, including those resulting from inflation.

Accounting and Financial Reporting Issues

We have adopted various accounting policies, which govern the application of accounting principles generally accepted in the United States in the preparation of its consolidated financial statements. The significant accounting policies are described in the footnotes to the financial statements at December 31, 2012 as filed in the Annual Report on Form 10-K. Certain accounting policies involve significant judgments and assumptions by management which have a material impact on the carrying value of certain assets and liabilities. We consider these accounting policies to be critical accounting policies. The judgments and assumptions used are based on historical experience and other factors, which management believes to be reasonable under the circumstances. Because of the nature of the judgments and assumptions made, actual results could differ from these judgments and estimates which could have a material impact on the carrying values of assets and liabilities and the results of operations.

Of these significant accounting policies, the Company considers its policies regarding the allowance for loan losses to be its most critical accounting policy due to the significant degree of management judgment involved in determining the amount of allowance. The Company has developed policies and procedures for assessing the adequacy of the allowance, recognizing that this process requires a number of assumptions and estimates with respect to its loan portfolio. The Company's assessments may be impacted in future periods by changes in economic conditions, the impact of regulatory examinations, and the discovery of information with respect to borrowers that is not known to management at the time of the issuance of the consolidated financial statements. Refer to the discussion under "Management's Discussion and Analysis - Provision and Allowance for Loan Losses" for a detailed description of the Company's estimation process and methodology related to the allowance for loan losses.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

First Reliance Bancshares, Inc. and Subsidiary

Florence, South Carolina

We have audited the accompanying consolidated balance sheets of First Reliance Bancshares, Inc. and subsidiary (the "Company") as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Reliance Bancshares, Inc. and subsidiary as of December 31, 2012 and 2011, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ Elliott Davis, LLC
Columbia, South Carolina
March 22, 2013

FIRST RELIANCE BANCSHARES, INC. AND SUBSIDIARY

Consolidated Balance Sheets

	December 31,
	2012	2011
Assets
Cash and cash equivalents:
Cash and due from banks	$2,893,020	$2,134,864
Interest-bearing deposits with other banks	35,169,883	41,885,966
Total cash and cash equivalents	38,062,903	44,020,830

Time deposits in other banks	100,953	100,373

Securities available-for-sale	60,071,012	84,534,318
Nonmarketable equity securities	1,297,400	2,431,800
Total investment securities	61,368,412	86,966,118

Mortgage loans held for sale	5,621,860	2,863,297

Loans receivable	260,257,334	303,398,403
Less allowance for loan losses	(4,167,482)	(7,743,470)
Loans, net	256,089,852	295,654,933

Premises, furniture and equipment, net	24,626,975	25,205,064
Accrued interest receivable	1,276,898	1,938,807
Other real estate owned	15,289,991	22,135,921
Cash surrender value life insurance	12,599,787	12,228,829
Other assets	3,239,579	3,852,250
Total assets	$418,277,210	$494,966,422

Liabilities and Shareholders’ Equity
Liabilities
Deposits
Noninterest-bearing transaction accounts	$58,023,250	$52,299,017
Interest-bearing transaction accounts	42,568,838	42,092,193
Savings	104,031,114	122,528,570
Time deposits $100,000 and over	83,703,846	122,474,202
Other time deposits	60,987,086	88,422,515
Total deposits	349,314,134	427,816,497

Securities sold under agreement to repurchase	4,377,978	-
Advances from Federal Home Loan Bank	11,000,000	13,000,000
Junior subordinated debentures	10,310,000	10,310,000
Accrued interest payable	465,409	317,678
Other liabilities	1,611,762	2,404,257
Total liabilities	377,079,283	453,848,432

Commitments and contingencies - Notes 4 and 15

Shareholders’ Equity
Preferred stock
Series A cumulative perpetual preferred stock - 15,349 shares issued and outstanding	15,120,344	14,925,265
Series B cumulative perpetual preferred stock - 767 shares issued and outstanding	786,399	802,951
Series C cumulative mandatory convertible preferred stock - 2,293 shares shares issued and outstanding	2,293,000	2,293,000
Common stock, $0.01 par value; 20,000,000 shares authorized, 4,094,861 and 4,084,400 shares issued and outstanding at December 31, 2012 and 2011, respectively	40,949	40,844
Capital surplus	27,991,132	27,992,485
Treasury stock, at cost, 19,289 and 13,245 shares at December 31, 2012 and 2011, respectively	(182,234)	(173,650)
Nonvested restricted stock	(123,466)	(320,196)
Retained deficit	(6,207,116)	(6,304,429)
Accumulated other comprehensive income	1,478,919	1,861,720
Total shareholders’ equity	41,197,927	41,117,990
Total liabilities and shareholders’ equity	$418,277,210	$494,966,422

The accompanying notes are an integral part of the consolidated financial statements.

FIRST RELIANCE BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Operations

	For the years ended
	December 31,
	2012	2011
Interest income:
Loans, including fees	$16,419,908	$19,895,558
Investment securities:
Taxable	1,773,843	1,696,628
Tax exempt	506,305	1,491,140
Other interest income	112,479	101,682
Total	18,812,535	23,185,008

Interest expense:
Time deposits	3,545,095	5,175,743
Other deposits	430,604	1,024,185
Other interest expense	505,617	312,751
Total	4,481,316	6,512,679

Net interest income	14,331,219	16,672,329

Provision for loan losses	1,945,861	5,403,416

Net interest income after provision for loan losses	12,385,358	11,268,913

Noninterest income:
Service charges on deposit accounts	1,841,685	1,821,695
Gain on sale of mortgage loans	1,197,853	972,173
Income from bank owned life insurance	370,957	400,873
Other service charges, commissions, and fees	975,143	852,684
Gain on sale of available-for-sale securities	1,806,414	516,582
Other	344,137	283,135
Total	6,536,189	4,847,142

Noninterest expenses:
Salaries and benefits	7,804,091	8,986,480
Occupancy	1,463,448	1,480,073
Furniture and equipment related expenses	1,495,911	1,204,178
Other	7,875,506	8,691,734
Total	18,638,956	20,362,465

Income (loss) before income taxes	282,591	(4,246,410)

Income tax expense	6,751	5,134,705

Net income (loss)	275,840	(9,381,115)

Preferred stock dividends accrued	996,990	996,990
Deemed dividends on preferred stock resulting from net accretion of discount and amortization of premium	178,527	178,040

Net loss available to common shareholders	$(899,677)	$(10,556,145)

Average common shares outstanding, basic	4,093,892	4,100,972
Average common shares outstanding, diluted	4,093,892	4,100,972

Loss per common share:
Basic	$(0.22)	$(2.57)
Diluted	(0.22)	(2.57)

The accompanying notes are an integral part of the consolidated financial statements.

FIRST RELIANCE BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income (Loss)

	For the years ended
	December 31,
	2012	2011
Net income (loss) from operations	$275,840	$(9,381,115)

Other Comprehensive income, net of tax:
Unrealized holding gains on available-for-sale securities arising during the year	1,226,412	4,176,295
Income tax expense	416,980	1,386,705
Net of income taxes	809,432	2,789,590
Reclassification adjustment for gains (loss) realized in net income from operations	1,806,414	516,582
Income tax expense	614,181	175,638
Net of income taxes	(1,192,233)	(340,944)

Other comprehensive income (loss)	(382,801)	2,448,646

Comprehensive loss	$(106,961)	$(6,932,469)

The accompanying notes are an integral part of the consolidated financial statements.

FIRST RELIANCE BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Shareholders’ Equity

For the years ended December 31, 2012 and 2011

							Accumulated
							Other
					Nonvested	Retained	Comprehensive
	Preferred	Common	Capital	Treasury	Restricted	Earnings	Income
	Stock	Stock	Surplus	Stock	Stock	(Deficit)	(Loss)	Total
Balance, December 31, 2010	$17,843,176	$41,159	$28,140,094	$(168,864)	$(679,264)	$4,002,469	$(586,926)	$48,591,844

Net loss						(9,381,115)		(9,381,115)

Other comprehensive income, net of tax expense of $1,211,067							2,448,646	2,448,646

Preferred Stock Dividend paid						(747,743)		(747,743)

Accretion of Series A Preferred stock discount	194,545					(194,545)		-

Amortization of Series B Preferred stock premium	(16,505)					16,505		-

Issuance Common Stock		9	2,361					2,370

Net Change in Restricted Stock		(324)	(149,970)		359,068			208,774

Purchase of treasury stock				(4,786)				(4,786)

Balance, December 31, 2011	$18,021,216	$40,844	$27,992,485	$(173,650)	$(320,196)	$(6,304,429)	$1,861,720	$41,117,990

Net income						275,840		275,840

Other comprehensive loss, net of tax benefit of $197,200							(382,801)	(382,801)

Accretion of Series A Preferred stock discount	195,078					(195,078)		-

Amortization of Series B Preferred stock premium	(16,551)					16,551		-

Issuance Common Stock		30	4,975					5,005

Net Change in Restricted Stock		75	(6,328)		196,730			190,477

Purchase of treasury stock				(8,584)				(8,584)

Balance, December 31, 2012	$18,199,743	$40,949	$27,991,132	$(182,234)	$(123,466)	$(6,207,116)	$1,478,919	$41,197,927

The accompanying notes are an integral part of the consolidated financial statements.

FIRST RELIANCE BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

	For the years ended
	December 31,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$275,840	$(9,381,115)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	1,945,861	5,403,416
Depreciation and amortization expense	947,484	976,849
Gain on sales of securities available-for-sale	(1,806,414)	(516,582)
Loss on sale of other real estate owned	162,001	57,818
Loss on sale of premises, furniture and equipment	4,323	-
Discount accretion and premium amortization	233,425	203,409
Disbursements for mortgages held for sale	(44,272,023)	(40,110,158)
Proceeds from sales of mortgages held for sale	41,513,460	38,448,697
Net decrease in valuation allowance for loans held-for-sale	-	(16,260)
Write down of other real estate owned	1,191,087	1,104,255
Deferred income tax expense	-	5,130,390
Decrease in interest receivable	661,909	478,327
Increase (decrease) in interest payable	147,731	(229,544)
Increase for cash surrender value of life insurance	(370,958)	(400,872)
Amortization of deferred compensation on restricted stock	190,477	208,774
Decrease in other assets	682,504	1,109,648
Increase (decrease) in other liabilities	(792,495)	485,385
Net cash provided by operating activities	714,212	2,952,437

Cash flows from investing activities:
Purchases of securities available-for-sale	(13,220,603)	(44,587,975)
Maturities of securities available-for-sale	12,999,113	7,691,841
Proceeds from sale of securities available-for-sale	25,677,783	40,807,256
Redemption of nonmarketable equity securities	1,134,400	1,925,500
Net increase in time deposits in other banks	(580)	(373)
Net decrease in loans receivable	31,022,460	32,949,398
Proceeds from sale of premises, furniture and equipment	64,500	-
Purchases of premises, furniture and equipment	(310,850)	(147,132)
Improvements to other real estate owned	-	(6,987)
Proceeds from sale of other real estate owned	12,089,602	5,427,221
Net cash provided by investing activities	69,455,825	44,058,749

Cash flows from financing activities:
Net increase (decrease) in demand deposits, interest-bearing transaction accounts and savings accounts	(12,296,578)	25,100,919
Net decrease in certificates of deposit and other time deposits	(66,205,785)	(52,534,887)
Decreases in advances from Federal Home Loan Bank	(2,000,000)	-
Net increase (decrease) in securities sold under agreements to repurchase	4,377,978	(476,522)
Preferred stock dividends paid	-	(747,743)
Net proceeds from issuance of common stock	5,005	2,370
Purchase of treasury stock	(8,584)	(4,786)
Net cash used by financing activities	(76,127,964)	(28,660,649)

Net increase (decrease) in cash and cash equivalents	(5,957,927)	18,350,537

Cash and cash equivalents, beginning of year	44,020,830	25,670,293

Cash and cash equivalents, end of year	$38,062,903	$44,020,830

Cash paid during the year for:
Income taxes	$-	$8,000
Interest	$4,333,585	$6,742,223

Supplemental noncash investing and financing activities:
Foreclosures on loans	$6,596,760	$14,049,177
Net change in valuation allowance for available-for-sale securities	$(382,801)	$2,448,646

The accompanying notes are an integral part of the consolidated financial statements.

Notes to Consolidated Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - First Reliance Bancshares, Inc. (the “Company”) was incorporated to serve as a bank holding company for its subsidiary, First Reliance Bank (the “Bank”). First Reliance Bank was incorporated on August 9, 1999 and commenced business on August 16, 1999. The principal business activity of the Bank is to provide banking services to domestic markets, principally in Florence, Lexington, and Charleston Counties in South Carolina. The Bank is a state-chartered commercial bank, and its deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”). The consolidated financial statements include the accounts of the parent company and its wholly-owned subsidiary after elimination of all significant intercompany balances and transactions. In 2005, the Company formed First Reliance Capital Trust I (the "Trust") for the purpose of issuing trust preferred securities. In accordance with current accounting guidance, the Trust is not consolidated in these financial statements.

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

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for losses on loans, including valuation allowances for impaired loans, and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowances for losses on loans and valuation of foreclosed real estate, management obtains independent appraisals in accordance with regulatory policy. Management must also make estimates in determining the estimated useful lives and methods for depreciating premises and equipment.

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

The Company makes loans to individuals and small businesses for various personal and commercial purposes primarily in Florence, Lexington, Charleston and Mount Pleasant, South Carolina. At December 31, 2012, the majority of the total loan portfolio was to borrowers from within these areas.

The Company’s loan portfolio is not concentrated in loans to any single borrower or a relatively small number of borrowers. Additionally, management is not aware of any concentrations of loans to groups of borrowers or industries that would also be affected by sector-specific economic conditions.

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

Nonmarketable Equity Securities - At December 31, 2012 and 2011, non-marketable equity securities consist of the following:

	December 31,
	2012	2011
Federal Home Loan Bank stock	$1,239,300	$2,373,700
Community Bankers Bank stock	58,100	58,100
Total	$1,297,400	$2,431,800

Nonmarketable equity securities are carried at cost since no quoted market value and no ready market exists. Investment in the Federal Home Loan Bank is a condition of borrowing from the Federal Home Loan Bank, and the stock is pledged to collateralize such borrowings. Dividends received on nonmarketable equity securities are included as a separate component of interest income.

Mortgage Loans Held For Sale - The Company’s mortgage activities are comprised of accepting residential mortgage loan applications, qualifying borrowers to standards established by investors, funding residential mortgages and selling mortgages to investors under pre-existing commitments on a best efforts basis. Funded residential mortgages held temporarily for sale to investors are recorded at the lower of cost or market value. Gains or losses are recognized when control over these assets has been surrendered and are included in gain on sale of mortgage loans in the consolidated statements of income.

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

Premises, Furniture and Equipment - Premises, furniture and equipment are stated at cost, less accumulated depreciation. The provision for depreciation is computed by the straight-line method, based on the estimated useful lives for buildings of 40 years and for furniture and equipment of 5 to 10 years. Leasehold improvements are being amortized over 20 years. The cost of assets sold or otherwise disposed of and the related allowance for depreciation is eliminated from the accounts and the resulting gains or losses are reflected in the income statement when incurred. Maintenance and repairs are charged to current expense. The costs of major renewals and improvements are capitalized based upon the Company's policy.

Other Real Estate Owned - Other real estate owned includes real estate acquired through foreclosure. Other real estate owned is carried at the lower of cost or the fair market value minus estimated costs to sell. Any write-downs at the date of foreclosure are charged to the allowance for loan losses. Expenses to maintain such assets and subsequent changes in the valuation allowance are included in other noninterest expense along with gains and losses on disposal.

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

Income Taxes - Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the amount of taxable income and pretax financial income and between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. In addition, deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Interest and penalties related to income tax matters is recognized in income tax expense. The Company recorded a partial valuation allowance of $172,548 and $7,286,724 in 2012 and 2011, respectively.

Advertising Expense - Advertising and public relations costs are generally expensed as incurred. External costs incurred in producing media advertising are expensed the first time the advertising takes place. External costs relating to direct mailing costs are expended in the period in which the direct mailings are sent. Advertising and public relations costs of $151,298 and $239,952 were included in the Company's results of operations for 2012 and 2011, respectively.

Retirement Benefits - A trusteed retirement savings plan is sponsored by the Company and provides retirement benefits to substantially all officers and employees who meet certain age and service requirements. The plan includes a “salary reduction” feature pursuant to Section 401(k) of the Internal Revenue Code. In 2004, the Company converted the 401(k) plan to a 404(c) plan. The 404(c) plan changes investment alternatives to include the Company's stock. Under the plan and present policies, participants are permitted to make contributions up to 15% of their annual compensation. At its discretion, the Company can make matching contributions up to 6% of the participants’ compensation. The Company charged $114,697 and $130,533 to earnings for the retirement savings plan in 2012 and 2011, respectively.

During 2006, the Board of Directors approved a supplemental retirement plan for the directors and certain officers. These benefits are not qualified under the Internal Revenue Code and they are not funded. For 2012 and 2011 the supplemental retirement expense was $203,152 and $148,261, respectively. The current accrued but unfunded amount is $1,135,078 and $955,265 at December 31, 2012 and 2011, respectively. However, certain funding is provided informally and indirectly by bank owned life insurance policies. The cash surrender value of the life insurance policies is recorded as a separate line item in the accompanying consolidated balances sheets at $12,599,787 and $12,228,829 at December 31, 2012 and 2011, respectively.

The Company has split-dollar life insurance arrangements with certain of its officers. At December 31, 2012 and 2011, the split-dollar liability relating to these arrangements totaled $238,510 and $245,220, respectively. For 2012, the Company recognized net income of $6,710 related to these arrangements. There was no income or expense related to these arrangements for 2011.

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

Common Stock Owned by the 401(k) Plan and Employee Stock Ownership Plan (ESOP) - All shares held by the 401(k) and ESOP Plans, collectively referred to as the “404(c),” are treated as outstanding for purposes of computing earnings per share. 404(c) purchases and redemptions of the Company's common stock are at estimated fair value as determined by independent valuations. Dividends on 404(c) shares are charged to retained earnings. At December 31, 2012, the 404(c) owned 281,641 shares of the Company’s common stock with an estimated value of $468,096. At December 31, 2011, the 404(c) owned 236,443 shares of the Company’s common stock with an estimated value of $447,598. All of these shares were allocated. Contributions to the 404(c) in 2012 and 2011 were $114,697 and $130,533, respectively.

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

The FASB amended the Comprehensive Income topic of the ASC in February 2013.  The amendment addresses reporting of amounts reclassified out of accumulated other comprehensive income.  Specifically, the amendment does not change the current requirements for reporting net income or other comprehensive income in financial statements.  However, the amendment does require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component.  In addition, in certain circumstances an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income.  The amendment will be effective for the Company on a prospective basis for reporting periods beginning after December 15, 2012.  Early adoption is permitted.  The Company does not expect these amendments to have a material effect on its financial statements.

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

Reclassifications - Certain captions and amounts in the 2011 consolidated financial statements were reclassified to conform with the 2012 presentation. The reclassifications did not have an impact on net loss or shareholders’ equity.

NOTE 2 - CASH AND DUE FROM BANKS

The Company is required to maintain balances with the Federal Reserve computed as a percentage of deposits. At December 31, 2012 and 2011, this requirement was $1,611,000 and $0, respectively, net of vault cash and balances on deposit with the Federal Reserve.

NOTE 3 - INVESTMENT SECURITIES

The amortized cost and estimated fair values of securities available-for-sale were:

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
December 31, 2012
U.S. Government sponsored agencies	$7,591,892	$517,136	$-	$8,109,028
Mortgage-backed securities	50,197,908	1,758,576	-	51,956,484
Equity security	100,000	-	94,500	5,500
Total	$57,889,800	$2,275,712	$94,500	$60,071,012

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
December 31, 2011
U.S. Government sponsored agencies	$2,839,706	$185,239	$-	$3,024,945
Mortgage-backed securities	59,748,500	1,816,651	4,749	61,560,402
Municipals	19,084,899	853,072	-	19,937,971
Equity security	100,000	-	89,000	11,000
Total	$81,773,105	$2,854,962	$93,749	$84,534,318

The following is a summary of maturities of securities available-for-sale as of December 31, 2012. The amortized cost and estimated fair values are based on the contractual maturity dates. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty. Mortgage-backed securities are presented as a separate line, maturities of which are based on expected maturities since paydowns are expected to occur before contractual maturity dates.

	Amortized	Estimated
	Cost	Fair Value
U.S. Government sponsored agencies - due after ten years	$7,591,892	$8,109,028
Mortgage-backed securities	50,197,908	51,956,484
Equity security	100,000	5,500
Total	$57,889,800	$60,071,012

The following table shows gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2012 and 2011.

	December 31, 2012		December 31, 2011
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses
Less Than 12 Months
U.S. Government sponsored agencies	$-	$-	$5,085,963	$4,749

12 Months or More
Equity security	5,500	94,500	11,000	89,000
Total securities available-for-sale	$5,500	$94,500	$5,096,963	$93,749

At December 31, 2012, securities classified as available-for-sale were recorded at fair market value. The entire amount of the unrealized losses is the result of a single security in a continuous loss position for twelve months or more. The Company does not intend to sell this security in the near future and it is more likely than not that the Company will not be required to sell this security before recovery of its amortized cost. The Company believes, based on industry analyst reports and credit ratings, that the deterioration in value is not considered other-than-temporary.

During 2012 and 2011, gross proceeds from the sale of available-for-sale securities were $25,677,783 and $40,807,256, respectively. Gross gains on sales of available-for-sale securities totaled $1,806,414 and $516,582 for 2012 and 2011, respectively. There were no gross losses on sales of available-for-sale securities during 2012 and 2011.

At December 31, 2012 and 2011, investment securities with a par value of $14,110,930 and $16,392,173 and a fair market value of $14,929,175 and $17,368,901, respectively, were pledged as collateral to secure public deposits and borrowings.

NOTE 4 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

Major classifications of loans receivable are summarized as follows:

	December 31,
	2012	2011
Real estate loans:
Construction	$31,985,532	$43,320,482
Residential:
Residential 1-4 family	35,091,846	42,837,510
Multifamily	5,563,043	8,630,232
Second mortgages	4,077,692	4,503,752
Equity lines of credit	22,502,339	24,998,277
Total residential	67,234,920	80,969,771
Nonresidential	122,309,917	133,603,482
Total real estate loans	221,530,369	257,893,735
Commercial and industrial	29,255,564	36,465,095
Consumer	9,304,913	8,649,649
Other	166,488	389,924
Total loans	$260,257,334	$303,398,403

The Company has pledged certain loans as collateral to secure its borrowings from the Federal Home Loan Bank. The total of loans pledged was $54,941,097 and $35,976,783 at December 31, 2012 and 2011, respectively.

Loans sold with limited recourse are 1-4 family residential mortgages originated by the Company and sold to various other financial institutions. These loans are sold with the agreement that a loan may be returned to the Company within 90 days of purchase, at any time in the event the Company fails to provide necessary documents related to the mortgages to the buyers, or if the Company makes false representations or warranties to the buyers. Loans sold under these agreements in 2012 totaled $41,513,460. The Company uses the same credit policies in making loans held for sale as it does for on-balance-sheet instruments.

The following is an analysis of the allowance for loan losses by class of loans for the years ended December 31, 2012 and 2011.

December 31, 2012

					Total
		Real Estate Loans			Real
(Dollars in Thousands)				Non-	Estate		Consumer
	Total	Construction	Residential	Residential	Loans	Commercial	and Other
Beginning balance	$7,743	$3,291	$2,757	$1,081	$7,129	$575	$39
Provisions	1,946	148	(850)	1,819	1,117	819	10
Recoveries	1,104	298	129	54	481	613	10
Charge-offs	(6,626)	(2,296)	(1,085)	(1,825)	(5,206)	(1,391)	(29)
Ending balance	$4,167	$1,441	$951	$1,129	$3,521	$616	$30

December 31, 2011

					Total
		Real Estate Loans			Real
(Dollars in Thousands)				Non-	Estate		Consumer
	Total	Construction	Residential	Residential	Loans	Commercial	and Other
Beginning balance	$6,271	$2,548	$1,730	$947	$5,225	$998	$48
Provisions	5,403	2,212	2,580	602	5,394	(9)	18
Recoveries	639	356	88	70	514	113	12
Charge-offs	(4,570)	(1,825)	(1,641)	(538)	(4,004)	(527)	(39)
Ending balance	$7,743	$3,291	$2,757	$1,081	$7,129	$575	$39

The following is a summary of loans evaluated for impairment individually and collectively, by class, for the years ended December 31, 2012 and 2011.

December 31, 2012

					Total
		Real Estate Loans			Real
(Dollars in Thousands)				Non-	Estate		Consumer
	Total	Construction	Residential	Residential	Loans	Commercial	and Other
Allowance
Evaluated for impairment
Individually	$524	$23	$106	$362	$491	$20	$13
Collectively	3,643	1,418	845	767	3,030	596	17
Allowance for loan losses	$4,167	$1,441	$951	$1,129	$3,521	$616	$30

Total Loans
Evaluated for impairment
Individually	$28,030	$6,151	$5,323	$14,464	$25,938	$1,973	$119
Collectively	232,227	25,834	61,912	107,846	195,592	27,283	9,352
Loans receivable	$260,257	$31,985	$67,235	$122,310	$221,530	$29,256	$9,471

December 31, 2011

					Total
		Real Estate Loans			Real
(Dollars in Thousands)				Non-	Estate		Consumer
	Total	Construction	Residential	Residential	Loans	Commercial	and Other
Allowance
Evaluated for impairment
Individually	$2,665	$1,782	$344	$471	$2,597	$55	$13
Collectively	5,078	1,509	2,413	610	4,532	520	26
Allowance for loan losses	$7,743	$3,291	$2,757	$1,081	$7,129	$575	$39

Total Loans
Evaluated for impairment
Individually	$26,503	$8,618	$4,644	$11,895	$25,157	$1,299	$47
Collectively	276,895	34,702	76,326	121,708	232,736	35,166	8,993
Loans receivable	$303,398	$43,320	$80,970	$133,603	$257,893	$36,465	$9,040

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

The following summarizes the Company’s impaired loans as of December 31, 2012.

		Unpaid		Average
(Dollars in Thousands)	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment
With no related allowance recorded:
Real estate
Construction	$3,157	$3,827	$-	$3,755
Residential	3,825	4,209	-	4,138
Nonresidential	10,311	11,439	-	9,941
Total real estate loans	17,293	19,475	-	17,834
Commercial	1,953	1,990	-	1,334
Consumer and other	80	81	-	42
	19,326	21,546	-	19,210

		Unpaid		Average
(Dollars in Thousands)	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment
With an allowance recorded:
Real estate
Construction	2,994	3,102	23	3,099
Residential	1,498	1,500	106	1,410
Nonresidential	4,153	4,744	362	3,183
Total real estate loans	8,645	9,346	491	7,692
Commercial	20	20	20	603
Consumer and other	39	39	13	27
	8,704	9,405	524	8,322
Total
Real estate
Construction	6,151	6,929	23	6,854
Residential	5,323	5,709	106	5,548
Nonresidential	14,464	16,183	362	13,124
Total real estate loans	25,938	28,821	491	25,526
Commercial	1,973	2,010	20	1,937
Consumer and other	119	120	13	69
Total	$28,030	$30,951	$524	$27,532

The following summarizes the Company’s impaired loans as of December 31, 2011.

		Unpaid		Average
(Dollars in Thousands)	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment
With no related allowance recorded:
Real estate
Construction	$3,308	$3,372	$-	$6,914
Residential	3,266	3,266	-	3,170
Nonresidential	10,276	10,642	-	6,892
Total real estate loans	16,580	17,280	-	16,976
Commercial	1,072	1,202	-	919
Consumer and other	24	24	-	23
	17,946	18,506	-	17,918
With an allowance recorded:
Real estate
Construction	5,310	6,370	1,782	6,039
Residential	1,378	1,659	344	705
Nonresidential	1,619	1,715	471	744
Total real estate loans	8,307	9,744	2,597	7,488
Commercial	227	227	55	178
Consumer and other	23	23	13	5
	8,557	9,994	2,665	7,671
Total
Real estate
Construction	8,618	9,742	1,782	12,953
Residential	4,644	4,925	344	3,875
Nonresidential	11,895	12,357	471	7,636
Total real estate loans	25,157	27,024	2,597	24,464
Commercial	1,299	1,429	55	1,097
Consumer and other	47	47	13	28
Total	$26,503	$28,500	$2,665	$25,589

Interest income on impaired loans, other than nonaccrual loans, is recognized on an accrual basis. Interest income on nonaccrual loans is recognized only as collected. During 2012 and 2011 interest income recognized on nonaccrual loans was $677,458 and $467,797, respectively. If the nonaccrual loans had been accruing interest at their original contracted rates, interest income related to these nonaccrual loans would have been $1,234,852 and $984,248 for 2012 and 2011, respectively.

A summary of current, past due and nonaccrual loans as of December 31, 2012 was as follows:

	Past Due	Past Due Over 90 Days
(Dollars in Thousands)	30-89	and	Non-	Total		Total
	Days	Accruing	Accruing	Past Due	Current	Loans
Real estate
Construction	$62	$-	$2,874	$2,936	$29,049	$31,985
Residential	1,340	-	3,779	5,119	62,116	67,235
Nonresidential	566	-	12,354	12,920	109,390	122,310
Total real estate loans	1,968	-	19,007	20,975	200,555	221,530
Commercial	37	-	1,879	1,916	27,340	29,256
Consumer and other	22	6	88	116	9,355	9,471
Totals	$2,027	$6	$20,974	$23,007	$237,250	$260,257

A summary of current, past due and nonaccrual loans as of December 31, 2011 was as follows:

	Past Due	Past Due Over 90 Days
(Dollars in Thousands)	30-89		Non-	Total		Total
	Days	Accruing	Accruing	Past Due	Current	Loans
Real estate
Construction	$420	$-	$8,194	$8,614	$34,706	$43,320
Residential	816	-	3,852	4,668	76,302	80,970
Nonresidential	5,640	328	9,437	15,405	118,198	133,603
Total real estate loans	6,876	328	21,483	28,687	229,206	257,893
Commercial	542	-	1,300	1,842	34,623	36,465
Consumer and other	38	-	2	40	9,000	9,040
Totals	$7,456	$328	$22,785	$30,569	$272,829	$303,398

At December 31, 2012 and December 31, 2011 loans past due 90 days and still accruing interest totaled $5,729 and $327,899, respectively.

Loans totaling $20,973,813 and $22,784,773 were in nonaccruing status at December 31, 2012 and 2011, respectively. When the ultimate collectability of a nonaccrual loan principal is in doubt, wholly or partially, all cash receipts are applied to the principal. When this doubt does not exist, cash receipts are applied under the contractual terms of the loan agreement.

Included in the loan portfolio are particular loans that have been modified in order to maximize the collection of loan balances. If, for economic or legal reasons related to the customer’s financial difficulties, the Company grants a concession compared to the original terms and conditions on the loan, the modified loan is classified as a troubled debt restructuring (“TDR”).

At December 31, 2012 there were 52 loans classified as TDRs totaling $15,155,121. Of the 52 loans, seven loans totaling $3,128,542 were performing while 45 loans totaling $12,026,579 were not performing. As of December 31, 2011 there were 37 loans classified as TDRs totaling $7,258,698. Of the 37 loans, 15 loans totaling $3,163,205 were performing while 22 loans totaling $4,095,493 were not performing. All restructured loans resulted in either extended maturity or lowered rates and were included in the impaired loan balance.

The following table provides, by class, the number of loans modified in troubled debt restructurings during the year ended December 31, 2012 and 2011.

(Dollars in Thousands)	For The Year Ended December 31, 2012			For the Year Ended December 31, 2011
			Unpaid			Unpaid
	Number	Recorded	Principal	Number	Recorded	Principal
	of Loans	Investment	Balance	of Loans	Investment	Balance
Extended maturity
Real estate –
Construction	6	$4,843	$4,862	3	$848	$913
Residential	6	2,560	2,745	12	3,412	3,412
Nonresidential	4	1,777	1,834	-	-	-
Commercial	1	110	110	1	29	29
Consumer and other	5	312	317	1	23	23
Total	22	9,602	9,868	17	4,312	4,377

(Dollars in Thousands)	For The Year Ended December 31, 2012			For the Year Ended December 31, 2011
			Unpaid			Unpaid
	Number	Recorded	Principal	Number	Recorded	Principal
	of Loans	Investment	Balance	of Loans	Investment	Balance

Reduced Rate
Real estate –
Construction	-	-	-	1	420	420
Residential	2	92	92	5	832	832
Nonresidential	2	446	566	4	1,017	1,017
Commercial	2	1,588	1,588	2	99	99
Total	6	2,126	2,246	12	2,368	2,368
Totals	28	$11,728	$12,114	29	$6,680	$6,745

The following table provides the number of loans and leases modified in troubled debt restructurings during the previous 12 months which subsequently defaulted during the years ended December 31, 2012 and 2011, as well as the recorded investments and unpaid principal balances as of December 31, 2012 and 2011. Loans in default are those past due greater than 89 days.

(Dollars in Thousands)	For The Year Ended December 31, 2012			For the Year Ended December 31, 2011
			Unpaid			Unpaid
	Number	Recorded	Principal	Number	Recorded	Principal
	of Loans	Investment	Balance	of Loans	Investment	Balance
Extended Maturity
Real estate –
Construction	6	$3,013	$3,031	3	$848	$913
Residential	9	2,343	2,344	-	-	-
Nonresidential	6	1,809	1,809	8	1,312	1,678
Commercial	2	231	231	1	29	29
Consumer and other	3	92	92	-	-	-
Total	26	7,488	7,507	12	2,189	2,620

Reduced Rate
Real estate –
Residential	2	471	591	5	832	832
Nonresidential	2	534	534	3	975	975
Commercial	2	1,733	1,733	2	99	99
Consumer and other	1	4	4	-	-	-
Total	7	2,782	2,902	10	1,906	1,906
Totals	33	$10,270	$10,409	22	$4,095	$4,526

All loans modified in troubled debt restructurings are evaluated for impairment. The nature and extent of impairment of TDRs, including those which have experienced a subsequent default, are considered in determining an appropriate level of allowance for credit losses.

Credit Indicators

Loans are categorized into risk categories based on relevant information about the ability of borrowers to service their debt, including: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The following definitions are utilized for risk ratings, which are consistent with the definitions used in supervisory guidance:

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.

As of December 31, 2012, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

					Total
		Real Estate Loans			Real
(Dollars in Thousands)				Non-	Estate		Consumer
	Total	Construction	Residential	Residential	Loans	Commercial	and Other
Pass	$200,723	$19,871	$54,280	$90,871	$165,022	$26,407	$9,294
Special mention	29,371	7,931	6,534	14,421	28,886	423	62
Substandard	30,163	4,183	6,421	17,018	27,622	2,426	115
Doubtful	-	-	-	-	-	-	-
Totals	$260,257	$31,985	$67,235	$122,310	$221,530	$29,256	$9,471

As of December 31, 2011, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

					Total
		Real Estate Loans			Real
(Dollars in Thousands)				Non-	Estate		Consumer
	Total	Construction	Residential	Residential	Loans	Commercial	and Other
Pass	$237,537	$26,767	$66,961	$103,120	$196,848	$31,811	$8,878
Special mention	32,444	6,719	6,623	17,655	30,997	1,356	91
Substandard	33,417	9,834	7,386	12,828	30,048	3,298	71
Doubtful	-	-	-	-	-	-	-
Totals	$303,398	$43,320	$80,970	$133,603	$257,893	$36,465	$9,040

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

The following table summarizes the Company’s off-balance sheet financial instruments whose contract amounts represent credit risk:

	December 31,
	2012	2011
Commitments to extend credit	$28,919,003	$34,523,727
Standby letters of credit	8,000	1,595,656

The Company originates certain fixed rate residential mortgage loans and commits these loans for sale based on best efforts contracts. The commitments to originate fixed rate residential mortgage loans and the sales commitments are freestanding derivative instruments. At December 31, 2012 and 2011, the Company has no material embedded derivative instruments requiring separate accounting treatment. At December 31, 2012 and 2011, the amount of the forward sales commitments approximates the carrying value of the mortgage loans held for sale of $5,621,860 and $2,863,297, respectively. Sales commitments are to sell loans at an agreed upon price and are generally funded within 60 days.

NOTE 5 - PREMISES, FURNITURE AND EQUIPMENT

Premises, furniture and equipment consisted of the following:

	December 31,
	2012	2011
Land	$10,768,061	$10,832,561
Buildings	13,712,374	13,696,055
Leasehold improvements	511,842	511,842
Furniture and equipment	5,740,752	5,572,598
Construction in progress	1,110,975	1,001,892
Total	31,844,004	31,614,948
Less, accumulated depreciation	7,217,029	6,409,884
Premises and equipment, net	$24,626,975	$25,205,064

Depreciation expense for the years ended December 31, 2012 and 2011 amounted to $820,116 and $864,411, respectively.

At December 31, 2012 and 2011, construction in progress consists mainly of architect fees and site work for potential new branches. As of December 31, 2012, there were no material commitments outstanding for the construction/or purchase of premises, furniture and equipment. Also, there were no material sales of premises, furniture or equipment during 2012 or 2011.

NOTE 6 - OTHER REAL ESTATE OWNED

Transactions in other real estate owned for the years ended December 31, 2012 and 2011 are summarized below:

	December 31,
	2012	2011
Beginning balance	$22,135,921	$14,669,051
Additions	6,596,760	14,049,177
Improvements made to properties	-	6,987
Sales	(12,251,603)	(5,485,039)
Write downs	(1,191,087)	(1,104,255)
Ending balance	$15,289,991	$22,135,921

For the years ended December 31, 2012 and 2011, other real estate owned having a carrying value of $12,251,603 and $5,485,039, respectively, was sold for $12,089,602 and $5,427,221, respectively. The Company recognized a net loss of $162,001 and $57,818 on these sales for the years ended December 31, 2012 and 2011, respectively.

Other real estate owned expense for the years ended December 31, 2012 and 2011 was $1,946,441 and $2,469,772, respectively, which includes gains and losses on sales.

NOTE 7 - DEPOSITS

At December 31, 2012, the scheduled maturities of time deposits were as follows:

Maturing In	Amount
2013	$105,683,063
2014	25,831,864
2015	11,775,138
2016	594,525
2017	806,342
Total	$144,690,932

Included in total time deposits at December 31, 2012 and 2010 were brokered time deposits of $57,885,000 and $90,860,000, respectively.

NOTE 8 – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase generally mature on a one to thirty day basis. Under the terms of the repurchase agreement, the Company sells an interest in securities issued by United States Government agencies and agrees to repurchase the same securities the following business day. Information concerning securities sold under agreements to repurchase is summarized as follows:

	December 31,
	2012	2011

Balance at end of the year	$4,377,978	$-
Maximum month-end balance during the year	4,892,144	-
Average balance during the year	3,566,353	-
Average interest rate at the end of the year	0.10%	-%
Average interest rate during the year	0.10%	-%

As of December 31, 2012 and 2011, the par value and market value of the securities pledged for the underlying agreements were $5,535,000 and $5,730,496, respectively, and $5,535,000 and $5,837,402, respectively.

NOTE 9 - ADVANCES FROM FEDERAL HOME LOAN BANK

Advances from the Federal Home Loan Bank consisted of the following:

	Interest	December 31,
	Rate	2012	2011
Fixed rate advances maturing:
October 1, 2012	0.63%	$-	$2,000,000
October 1, 2013	1.00%	10,000,000	10,000,000
October 1, 2014	2.93%	1,000,000	1,000,000
		$11,000,000	$13,000,000

Scheduled principal reductions of Federal Home Loan Bank advances as of December 31, 2012 are as follows:

Amount
2013	$10,000,000
2014	1,000,000
Total	$11,000,000

At December 31, 2012 and 2011 the Company has pledged certain loans totaling $54,941,097 and $35,976,783, respectively, as collateral to secure its borrowings from the Federal Home Loan Bank. Investment securities with a par value of $3,679,851 and $4,862,173 and a fair market value of $4,024,817 and $5,221,298 were also pledged as collateral to secure the borrowings at December 31, 2012 and 2011, respectively. Additionally, the Company’s Federal Home Loan Bank stock is pledged to secure the borrowings.

NOTE 10 - Junior Subordinated Debentures

On June 30, 2005, the Trust (a non-consolidated affiliate) issued $10,000,000 in trust preferred securities (callable without penalty) with a maturity of November 23, 2035. Interest on these securities is payable quarterly at the three-month LIBOR rate plus 1.83%. In accordance with generally accepted accounting principles, the Trust has not been consolidated in these financial statements. The Company received from the trust the $10,000,000 proceeds from the issuance of the securities and the $310,000 initial proceeds from the capital investment in the Trust, and accordingly has shown the funds due to the trust as $10,310,000 junior subordinated debentures. Current regulations allow the entire amount of junior subordinated debentures to be included in the calculation of regulatory capital.

The Company MOU requires the Company to obtain approval of the Federal Reserve Bank prior to paying interest. The Federal Reserve did not approve the Company’s request to pay interest relating to its trust preferred securities due and payable in the fourth quarter of 2011 and for the year 2012. Additionally, the Federal Reserve Bank did not approve the Company’s request to pay interest on these securities for the first quarter of 2013. See Note 18 – Regulatory Matters – Memoranda of Understanding.

NOTE 11 – SHAREHOLDERS’ EQUITY

Common Stock – The following is a summary of the changes in common shares outstanding for the years ended December 31, 2012 and 2011.

	2012	2011
Common shares outstanding at beginning of the period	4,084,400	4,115,903
Issuance of common stock	2,970	942
Issuance of non-vested restricted shares	13,627	20,000
Forfeiture of restricted shares	(6,136)	(52,445)
Common shares outstanding at end of the period	4,094,861	4,084,400

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

The Series A Preferred Stock is a senior cumulative perpetual preferred stock that has a liquidation preference of $1,000 per share, pays cumulative dividends at a rate of 5% per year for the first five years and thereafter at a rate of 9% per year. Dividends are payable quarterly. At any time, the Company may, at its option and with regulatory approval, redeem the Series A Preferred Stock at par value plus accrued and unpaid dividends. The Series A Preferred Stock is generally non-voting. Prior to March 6, 2012, unless the Company has redeemed the Series A Preferred Stock or the Treasury has transferred the Series A Preferred Stock to a third party, the consent of the Treasury would have been required for the Company to increase its common stock dividend or repurchase its common stock or other equity or capital securities, other than in connection with benefit plans consistent with past practices and certain other circumstances. A consequence of the Series A Preferred Stock purchase includes certain restrictions on executive compensation that could limit the tax deductibility of compensation the Company pays to executive management.

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

Beginning with the payment date of December 1, 2011, the Company deferred dividend payments on the TARP preferred stock. Although the Company may defer dividend payments, the dividend is a cumulative dividend and failure to pay dividends for six dividend periods would trigger board appointment rights for the holder of the TARP stock. As of the first quarter of 2013, the Company has not paid dividends on any of its classes of its preferred stock for six quarters.

On March 1, 2013, the United States Department of the Treasury (the “Treasury”), the holder of all 15,249 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A Shares”), and 767 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B (the “Series B Shares”), announced that it had auctioned the securities in a private transaction with unaffiliated third-party investors. The Company received no proceeds from the transaction. The clearing prices for the Series A Shares and the Series B Shares were $679.61 per share and $822.61, respectively. Both series have a liquidation preference of $1,000 per share. The closing of the private sale occurred on March 11, 2013. The sale of the securities had no effect on their terms, including the Company’s obligation to satisfy accrued and unpaid dividends (aggregating approximately $1.3 million) prior to payment of any dividend or other distribution to holders of pari pasu or junior stock, including the Company’s Fixed Rate Cumulative Mandatorily Convertible Preferred Stock, Series C, and its common stock, and an increase in the dividend rate on the Series A Shares from 5% to 9% on May 15, 2014. Further, the sale of the securities will have no effect on the Company’s capital, financial condition or results of operations. However, the Company generally will not be subject to various executive compensation and corporate governance requirements to which it was subject while Treasury held the securities.

The following is a summary of the accretion of the Series A Preferred Stock discount and the amortization of the Series B Preferred Stock premium for the years ended December 31, 2012 and 2011.

	2012	2011
Accretion of Series A Preferred Stock discount	$195,078	$194,545
Amortization of Series B Preferred Stock premium	(16,551)	(16,505)
Accretion net of amortization	$178,527	$178,040

The net amount of the accretion and amortization was treated as a deemed dividend to preferred shareholders in the computation of loss per share.

Restrictions on Shareholders’ Equity- South Carolina banking regulations restrict the amount of dividends that can be paid to shareholders. All of the Bank’s dividends to First Reliance Bancshares, Inc. are payable only from the undivided profits of the Bank. At December 31, 2012, the Bank had negative undivided profits of $576,032. The Bank is authorized to upstream 100% of net income in any calendar year without obtaining the prior approval of the SC State Board provided that the Bank received a composite CAMELS rating of one or two at the last Federal or State regulatory examination. Under Federal Reserve regulations, the amounts of loans or advances from the Bank to the parent company are also restricted. Please see “Management’s Discussion and Analysis – Liquidity Management and Capital Resources” appearing above for additional information relating to the Company’s payment of dividends.

NOTE 12- OTHER OPERATING EXPENSE

Other operating expenses are summarized below:

	December 31,
	2012	2011
Advertising	$151,298	$239,952
Office supplies and printing	145,092	204,410
Computer supplies and software amortization	145,292	113,415
Telephone	302,039	273,702
Professional fees and services	975,780	1,025,660
Meetings and travel expenses	147,955	234,734
Supervisory fees and assessments	737,204	995,634
Debit and credit card expenses	683,691	480,726
Other real estate owned expenses	1,946,441	2,469,772
Mortgage loan expenses	1,028,240	1,090,922
Other	1,612,474	1,562,807
Total	$7,875,506	$8,691,734

NOTE 13 - INCOME TAXES

Income tax expense for the years ended December 31, 2012 and 2011 is summarized as follows:

	2012	2011
Currently payable
Federal	$-	$16,386
State	6,751	-
Total current	6,751	16,386
Deferred income taxes	(197,200)	6,329,386
Total income tax expense	$(190,449)	$6,345,772

Income tax expense (benefit) is allocated as follows:
To continuing operations	$6,751	$5,134,705
To shareholders' equity	(197,200)	1,211,067
Total income tax expense	$(190,449)	$6,345,772

The components of deferred tax assets and deferred tax liabilities are as follows:

	December 31,
	2012	2011
Deferred tax assets:
Allowance for loan losses	$1,416,943	$2,632,780
Net operating losses	5,641,912	4,158,211
Non-accrual interest	1,039,730	1,243,193
Deferred compensation	514,015	592,624
Federal and state credits	459,130	464,005
Other real estate owned	424,280	305,240
Other	56,099	44,025
Gross deferred tax assets	9,552,109	9,440,078
Less, valuation allowance	(7,459,272)	(7,286,724)
Net deferred tax assets	2,092,837	2,153,354

	December 31,
	2012	2011
Deferred tax liabilities:
Accumulated depreciation	493,948	539,784
Prepaid expenses	178,563	188,890
Unrealized gains on securities available for sale	702,293	899,493
Other	23,326	27,680
Total gross deferred tax liabilities	1,398,130	1,655,847
Net deferred tax asset recognized	$694,707	$497,507

Deferred tax assets represent the future tax benefit of deductible differences and, if it is more likely than not that a tax asset will not be realized, a valuation allowance is required to reduce the recorded deferred tax assets to net realizable value. After review of all positive and negative factors and potential tax planning strategies, as of December 31, 2011, management had recorded a partial valuation allowance of $7,286,724. During 2012, the valuation allowance increased by $172,548 and the valuation allowance was $7,459,272 at December 31, 2012. Net deferred tax assets are included in other assets at December 31, 2012 and 2011.

The Company has federal net operating losses of $16,147,260 and $11,824,182 for the years ended December 31, 2012 and 2011, respectively. The Company has state net operating losses of $4,601,341 and $4,181,482 for the years ended December 31, 2012 and 2011, respectively.

A reconciliation between the income tax expense (benefit) and the amount computed by applying the federal statutory rate of 34% to income before income taxes for the years ended December 31, 2012 and 2011 follows:

	2012	2011
Tax expense (benefit) at statutory rate	$96,245	$(1,443,779)
State income tax, net of federal income tax benefit	7,109	(1,052)
Tax-exempt interest income	(171,200)	(506,988)
Disallowed interest expense	7,795	28,684
Life insurance surrender value	(126,125)	(136,297)
Valuation allowance	172,548	7,149,787
Other, net	20,379	44,350
	$6,751	$5,134,705

The Company had analyzed the tax positions taken or expected to be taken in its tax returns and concluded it has no liability related to uncertain tax positions. Tax returns for 2009 and subsequent years are subject to review by taxing authorities.

NOTE 14 - RELATED PARTY TRANSACTIONS

Certain parties (principally certain directors and executive officers of the Company, their immediate families and business interests) were loan customers of and had other transactions in the normal course of business with the Company. In compliance with relevant law and regulations, the Company’s related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than the normal risk of collectability. As of December 31, 2012 and 2011, the Company had related party loans totaling $2,007,375 and $2,233,053, respectively. During 2012, $93,844 of advances were made to related parties and repayments totaled $319,522. As of December 31, 2012, all related party loans were current.

Deposits from directors and executive officers and their related interests totaled $1,859,942 and $1,102,081 at December 31, 2012 and 2011, respectively.

NOTE 15 - COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, the Company may, from time to time, become a party to legal claims and disputes. At December 31, 2012, management and legal counsel are not aware of any pending or threatened litigation or unasserted claims or assessments that could result in losses, if any, that would be material to the consolidated financial statements.

The Company has entered into a number of operating leases for properties relating to its branch banking and mortgage operations. The leases have various initial terms and expire on various dates. The lease agreements generally provide that the Company is responsible for ongoing repairs and maintenance, insurance and real estate taxes. The leases also provide for renewal options and certain scheduled increases in monthly lease payments. Rental expenses recorded under leases for the years ended December 31, 2012 and 2011 were $373,667 and $372,356, respectively.

The minimal future rental payments under non-cancelable operating leases having remaining terms in excess of one year, for each of the next five years and thereafter in the aggregate are:

Amount
2013	$388,528
2015	350,842
2015	320,000
2016	345,000
2017	345,000
Thereafter	4,673,982
Total	$6,423,352

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

During 2012 and 2011, the Company issued 13,627 and 20,000 shares, respectively, of restricted stock pursuant to the 2006 Equity Incentive Plan.  The shares cliff vest in three years, and are fully vested in 2015 and 2014, respectively.  The weighted-average fair value per share of restricted stock issued during 2012 and 2011 was $1.05 and $2.20, respectively.  Compensation cost associated with the issuances was $14,308 and $44,000 for the years ended December 31, 2012 and 2011, respectively. During 2012 and 2011, 6,136 and 52,445 shares were forfeited having a weighted average price of $3.35 and $3.70, respectively. Shares vested in 2012 and 2011 were 56,527 and 10,897, respectively. Compensation cost amortized to expense for 2012 and 2011 was $190,477 and $208,774, respectively.

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

During the first quarter of 2012, the Board of Directors cancelled all 84,334 SARs that were outstanding at December 31, 2011. Holders of these SARs were given cash and restricted stock totaling $37,500 in exchange for the cancellation. The cancellation resulted in the removal of all accrued SARs expense and related unrecognized compensation costs. For the year ended December 31, 2012, net income of $337,153 was recognized as a result of the cancellation. The SARs compensation expense for the year ended December 31, 2011 was $49,222.

At December 31, 2012, there were 773,796 stock awards available for grant under the 2006 Equity Incentive Plan.

NOTE 17 - LOSS PER COMMON SHARE

Net loss available to common shareholders represents net loss adjusted for preferred dividends including dividends declared, accretions of discounts and amortization of premiums on preferred stock issuances and cumulative dividends related to the current dividend period that have not been declared as of period end. All potential dilutive common shares equivalents were deemed to be anti-dilutive for the years ended December 31, 2012 and 2011 due to the net loss for each year.

The following is a summary of the loss per common share calculations for the years ended December 31, 2012 and 2011.

	2012	2011
Loss available to common shareholders
Net income (loss)	$275,840	$(9,381,115)
Preferred stock dividends	996,990	996,990
Deemed dividends on preferred stock resulting from net accretion of discount and amortization of premium	178,527	178,040

Net loss available to common shareholders	$(899,677)	$(10,556,145)

Basic loss per common share:
Net loss available to common shareholders	$(899,677)	$(10,556,145)

Average common shares outstanding – basic	4,093,892	4,100,972

Basic loss per common share	$(0.22)	$(2.57)

Diluted loss per common share:
Net loss available to common shareholders	$(899,677)	$(10,556,145)

Average common shares outstanding – basic	4,093,892	4,100,972

Dilutive potential common shares	-	-

Average common shares outstanding – diluted	4,093,892	4,100,972

Diluted loss per common share	$(0.22)	$(2.57)

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

The following table summarizes the capital amounts and ratios of the Company and the Bank and the regulatory minimum requirements.

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(Dollars in Thousands)			Minimum		Minimum
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2012
The Company
Total capital (to risk-weighted assets)	$53,963	17.16%	$25,154	8.00%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	50,030	15.91	12,577	4.00	N/A	N/A
Tier 1 capital (to average assets)	50,030	11.48	17,436	4.00	N/A	N/A

The Bank
Total capital (to risk-weighted assets)	$49,307	15.72%	$25,095	8.00%	$31,369	10.00%
Tier 1 capital (to risk-weighted assets)	45,383	14.47	12,547	4.00	18,821	6.00
Tier 1 capital (to average assets)	45,383	10.40	17,460	4.00	21,825	5.00

December 31, 2011
The Company
Total capital (to risk-weighted assets)	$54,180	14.80%	$29,281	8.00%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	49,566	13.54	14,641	4.00	N/A	N/A
Tier 1 capital (to average assets)	49,566	9.85	20,123	4.00	N/A	N/A

The Bank
Total capital (to risk-weighted assets)	$49,670	13.59%	$29,239	8.00%	$36,548	10.00%
Tier 1 capital (to risk-weighted assets)	45,062	12.33	14,619	4.00	21,929	6.00
Tier 1 capital (to average assets)	45,062	8.96	20,123	4.00	25,154	5.00

Memoranda of Understanding - Following an examination of the Bank by the Federal Deposit Insurance Corporation (the “FDIC”) during the first quarter of 2010, the Bank’s Board of Directors agreed to enter into a Memorandum of Understanding (the “Bank MOU”) with the FDIC and South Carolina Commissioner of Banks (“SC State Board”), that became effective August 19, 2010. Among other things, the Bank MOU provides for the Bank to (i) review and formulate objectives relative to liquidity and growth, including a reduction in reliance on volatile liabilities, (ii) formulate plans for the reduction and improvement in adversely classified assets, (iii) maintain a Tier 1 leverage capital ratio of 8% and continue to be “well capitalized” for regulatory purposes, (iv) continue to maintain an adequate allowance for loan and lease losses, (v) not pay any dividend to the Bank’s parent holding company without the approval of the regulators, (vi) review officer performance and consider additional staffing needs, and (vii) provide progress reports and submit various other information to the regulators.

In addition, on the basis of the same examination by the FDIC and the SC State Board, the Federal Reserve Bank of Richmond (the “Federal Reserve Bank”) requested that the Company enter into a separate Memorandum of Understanding, which the Company entered into in December 2010 (the “Company MOU”). While this agreement provides for many of the same measures suggested by the Memorandum already in place for the Bank, the Company MOU requires that the Company seek pre-approval from the Federal Reserve Bank prior to the declaration or payment of dividends or other interest payments relating to its securities. As a result, until the Company is no longer subject to the Company MOU, it will be required to seek regulatory approval prior to paying scheduled dividends on its preferred stock and trust preferred securities, including the Series A Preferred Stock and Series B Preferred Stock issued to the Treasury as part of our participation in the TARP CPP, as well as the Series C Preferred Stock issued as part of a private offering completed in 2010. This provision will also apply to the Company’s common stock, although to date, the Company has not elected to pay dividends on its shares of common stock.

The Federal Reserve Bank approved the scheduled payment of dividends on the Company’s preferred stock and interest payments on the Company’s trust preferred securities for the first three quarters of 2011; however, the Federal Reserve did not approve the Company’s request to pay dividends and interest payments relating to its outstanding classes of preferred stock and trust preferred securities due and payable in the fourth quarter of 2011 and for the four quarters of 2012. Also, such approval was not granted for payments due in the first quarter of 2013. As a result, no assurance can be given as to the ability of the Company to obtain approval from the Federal Reserve Bank to resume the payment of such dividends and interest in future quarters while the Company MOU remains in effect. Should the Company not pay the dividend on its preferred stock held by the U. S. Treasury for six quarterly periods, the holder of the Company’s Series A and Series B Preferred Stock will have the right to appoint up to two directors to the Company’s board of directors. As of the first quarter of 2013, the Company has not paid dividends on any of its preferred stock for six quarters.

In response to these regulatory matters, the Bank and the Company have taken various actions designed to improve our lending procedures, nonperforming assets, liquidity and capital position and other conditions related to our operations, which are more fully described in turn as part of the section titled “Management’s Discussion and Analysis” above. We believe that the successful completion of these initiatives will result in full compliance with our regulatory obligations with the FDIC, the SC State Board and the Federal Reserve Bank and position us well for stability and growth over the long term.

NOTE 19 - UNUSED LINES OF CREDIT

As of December 31, 2012, the Bank had the ability to borrow funds from the Federal Home Loan Bank of up to $131,700,000. At that date $11,000,000 had been advanced. Additionally, an unused line of credit of $5,000,000 was available from the Federal Reserve. Both of these lines can be revoked at lender’s discretion.

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

Loans - The Company does not record loans at fair value on a recurring basis, however, from time to time, a loan is considered impaired and an allowance for loan loss is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan are considered impaired. Once a loan is identified as individually impaired, management measures impairment. The fair value of impaired loans is estimated using one of several methods, including the collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring a specific allowance represent loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At December 31, 2012 and December 31, 2011, a significant portion of impaired loans were evaluated based upon the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the loan as nonrecurring Level 3.

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

The tables below present the balances of assets and liabilities measured at fair value on a recurring basis by level within the hierarchy at December 31, 2012 and 2011.

	Total	Level 1	Level 2	Level 3
December 31, 2012
Available-for-sale securities:
U.S. Government sponsored agencies	$8,109,028	$-	$8,109,028	$-
Mortgage-backed securities	51,956,484	-	51,956,484	-
Equity security	5,500	-	5,500	-
	60,071,012	-	60,071,012	-
Mortgage loans held for sale (1)	5,621,860	-	5,621,860	-
	$65,692,872	$-	$65,692,872	$-
(1) Carried at the lower of cost or market.

December 31, 2011
Available-for-sale securities:
U.S. Government sponsored agencies	$3,024,945	$-	$3,024,945	$-
Mortgage-backed securities	61,560,402	-	61,560,402	-
Municipals	19,937,971	-	19,937,971	-
Equity security	11,000	-	11,000	-
	84,534,318	-	84,534,318	-
Mortgage loans held for sale (1)	2,863,297	-	2,863,297	-
	$87,397,615	$-	$87,397,615	$-
(1) Carried at the lower of cost or market.

There were no liabilities measured at fair value on a recurring basis at December 31, 2012 and December 31, 2011.

Assets Recorded at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table presents the assets and liabilities measured at fair value on a nonrecurring basis at December 31, 2012 and December 31, 2011, aggregated by level in the fair value hierarchy within which those measurements fall.

	Total	Level 1	Level 2	Level 3
December 31, 2012
Collateral dependent impaired loans receivable	$18,951,232	$-	$-	$18,951,232
Other real estate owned	15,289,991	-	-	15,289,991
Total assets at fair value	$34,241,223	$-	$-	$34,241,223

	Total	Level 1	Level 2	Level 3
December 31, 2011
Collateral dependent impaired loans receivable	$23,837,812	$-	$-	$23,837,812
Other real estate owned	22,135,921	-	-	22,135,921
Total assets at fair value	$45,973,733	$-	$-	$45,973,733

For level 3 assets measured at fair value on a non-recurring basis as of December 31, 2012 and 2011, the significant unobservable inputs in the fair value measurements were as follows:

General
	Valuation Technique	Significant Unobservable Inputs	Range

Collateral-dependant impaired loans receivable	Appraised Value	Collateral discounts	0-10%

Other real estate owned	Appraised Value	Collateral discounts and estimated costs to sell	0-10%

There were no liabilities measured at fair value on a nonrecurring basis at December 31, 2012 and December 31, 2011.

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

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of December 31, 2012 and December 31, 2011. This table excludes financial instruments for which the carrying amount approximates fair value. For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization. For financial liabilities such as noninterest-bearing demand, interest-bearing demand, and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity.

			Fair Value Measurements
			Quoted
			Prices in
			Active Markets
			for Identical	Other	Significant
			Assets or	Observable	Unobservable
	Carrying	Fair	Liabilities	Inputs	Inputs
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2012

Financial Assets:
Loans receivable	$260,257,334	$258,758,000	$-	$-	$258,758,000

Financial Liabilities:
Certificates of deposit	$144,690,932	$146,539,000	$-	$146,539,000	$-
Advances from Federal Home Loan Bank	11,000,000	11,077,000	-	11,077,000	-

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

NOTE 22 - FIRST RELIANCE BANCSHARES, INC. (PARENT COMPANY ONLY)

Condensed Balance Sheets

	December 31,
	2012	2011
Assets
Cash	$3,898,093	$4,103,130
Investment in banking subsidiary	46,884,841	46,942,967
Marketable investments	5,500	11,000
Nonmarketable investments	58,100	58,100
Land	3,959,268	3,959,268
Investment in trust	310,000	310,000
Other assets	11,859	3,648

Total assets	$55,127,661	$55,388,113
Liabilities
Note payable to banking subsidiary	$3,371,873	$3,574,800
Junior subordinated debentures	10,310,000	10,310,000
Other liabilities	247,861	385,323
Total liabilities	13,929,734	14,270,123
Shareholders’ equity	41,197,927	41,117,990

Total liabilities and shareholders’ equity	$55,127,661	$55,388,113

Condensed Statements of Operations

	For the years ended
	December 31,
	2012	2011
Income
Rental income from banking subsidiary	$84,029	$360,000
Other income (loss)	4	(93,314)
Total Income	84,033	266,686

Expenses	129,239	522,848

Loss before income taxes and equity in undistributed loss of banking subsidiary	(45,206)	(256,162)

Equity in undistributed earnings (loss) of banking subsidiary	321,046	(8,625,030)

Net income (loss) before income taxes	275,840	(8,881,192)

Income tax expense	-	499,923

Net income (loss)	$275,840	$(9,381,115)

Condensed Statements of Cash Flows

	For the years ended
	December 31,
	2012	2011
Cash flows from operating activities
Net income (loss)	$275,840	$(9,381,115)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss on sale of investment securities	-	98,285
Amortization of deferred compensation on restricted stock	190,477	208,774
(Increase) decrease in other assets	(8,211)	535,878
Decrease in other liabilities	(135,591)	(78,163)
Equity in undistributed (earnings) loss of banking subsidiary	(321,046)	8,625,030
Net cash provided by operating activities	1,469	8,689

Cash flows from by investing activities
Proceeds from sale of investment securities	-	1,715
Net cash provided by investing activities	-	1,715

Cash flows from financing activities
Payments of note payable to banking subsidiary	(202,927)	(196,363)
Net proceeds from issuance of common stock	5,005	2,370
Preferred stock dividends	-	(747,743)
Purchase of treasury stock	(8,584)	(4,786)
Net cash used by financing activities	(206,506)	(946,522)

Decrease in cash	(205,037)	(936,118)

Cash and cash equivalents, beginning of year	4,103,130	5,039,248

Cash and cash equivalents, ending of year	$3,898,093	$4,103,130

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls

As of the end of the period covered by this Annual Report on Form 10-K, our principal executive officer and principal financial officer have evaluated the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”). Disclosure Controls, as defined in Rule 13a-15(e) of the Exchange Act, are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) as appropriate to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.

Based on this assessment, management believes that First Reliance Bancshares, Inc. maintained effective internal control over financial reporting as of December 31, 2012.

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

The remaining information for this Item is included in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on June 20, 2013, under the headings “Proposal No. 1: Election of Directors”, “Security Ownership of Certain Beneficial Owners and Management,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” and are incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The responses to this Item are included in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on June 20, 2013, under the headings “Proposal: Election of Directors – Director Compensation” and “Executive Compensation” and are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information regarding compensation plans under which equity securities of the Company are authorized for issuance. All data is presented as of December 31, 2012.

Equity Compensation Plan Table
	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	-	-	-
Equity compensation plans not approved by security holders	180,212	$4.09	677,918
Total	180,212	$4.09	677,918

Based on current economic conditions, the board and management, on August 19, 2010, agreed to cancel all remaining non-qualified option grants that had been previously granted to six employees in exchange for issuance of 67,081 restricted stock grants to these same six employees. These grants do not vest until April 15, 2013.

On January 19, 2006, the Board of Directors approved the First Reliance Bancshares, Inc. 2006 Equity Incentive Plan (the “2006 Plan”). The 2006 Plan provides that the Company may grant stock incentives to participants in the form of nonqualified stock options, dividend equivalent rights, phantom shares, stock appreciation rights, stock awards, and performance unit awards (each a “Stock Incentive”). The Company reserved up to 350,000 shares of the Company’s common stock for issuance pursuant to awards granted under the Plan. The 2006 Plan was amended in 2010 to increase the number of shares reserved for issuance there under to 950,000. This number of shares may change in the event of future stock dividends, stock splits, recapitalizations and similar events. If a Stock Incentive expires or terminates without being paid, exercised or otherwise settled, the shares subject to that Stock Incentive may again be available for awards under the 2006 Plan.

The additional responses to this Item are included in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on June 20, 2013, under the heading “Security Ownership of Certain Beneficial Owners and Management” and are incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The responses to this Item are included in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on June 20, 2013, under the headings “Related Party Transactions” and “Proposal: Election of Directors – Director Independence” and are incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The responses to this Item are included in the Company Proxy Statement for the Annual Meeting of Shareholders to be held on June 20, 2013, under the heading “Audit Committee Matters – Independent Registered Public Accounting Firm” and are incorporated herein by reference.

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
F. R. Saunders, Jr.
President and Chief Executive Officer

Date: March 22, 2013

Pursuant to the requirements of the Securities and Exchange Act of 1934, the report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 22, 2013.

Signature	Title

/S/ F.R. Saunders, Jr.	Director, President and Chief Executive Officer
F.R. Saunders, Jr. (Principal Executive Officer)

/S/ Jeffery A. Paolucci	Director, Executive Vice President and Chief Financial Officer and
Jeffrey A. Paolucci	Secretary
(Principal Financial and Accounting Officer)

/S/ Leonard A. Hoogenboom	Chairman of the Board
Leonard A. Hoogenboom

/S/ John M. Jebaily	Director
John M. Jebaily

/S/ James R. Lingle, Jr.	Director
James R. Lingle, Jr.

/S/ C. Dale Lusk	Director
C. Dale Lusk

/S/ Julius G. Parris	Director
Julius G. Parris

/S/ A. Dale Porter	Director
A. Dale Porter

/S/ Paul C. Saunders	Director
Paul C. Saunders

/S/ J. Munford Scott	Director
J. Munford Scott

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation, as amended, of First Reliance Bancshares, Inc.
3.2	Articles of Amendment to the Articles of Incorporation authorizing a class of preferred stock. [2]
3.3	Articles of Amendment to the Articles of Incorporation establishing the terms of the Series A Preferred Stock and the Series B Preferred Stock. [2]
3.4	Articles of Amendment to the Articles of Incorporation establishing the terms of the Series C Preferred Stock. [3]
3.5	Bylaws of First Reliance Bancshares, Inc. [4]
4.1	See Articles of Incorporation, as amended at Exhibit 3.1, 3.2 and 3.3 hereto and Bylaws at Exhibit 3.5 hereto.
4.2	Indenture between the Registrant and the Trustee. [5]
4.3	Guarantee Agreement. [5]
4.4	Amended and Restated Declaration. [5]
4.5	Form of Certificate for the Series A Preferred Stock. [2]
4.6	Form of Certificate for the Series B Preferred Stock. [2]
4.7	Warrant to Purchase up to 767.00767 shares of Series B Preferred Stock, dated March 6, 2009. [2]
10.1*	1999 First Reliance Bank Employee Stock Option Plan. [6]
10.2*	Amendment No. 1 to the 1999 First Reliance Bank Employee Stock Option Plan. [6]
10.3*	Amendment No. 2 to the 1999 First Reliance Bank Employee Stock Option Plan. [7]
10.4*	First Reliance Bancshares, Inc. 2003 Stock Incentive Plan. [8]
10.5*	First Reliance Bancshares, Inc. 2006 Equity Incentive Plan. [9]
10.6	Lease Agreement between SP Financial, LLC and First Reliance Bank. [9]
10.7*	Employment Agreement with F. R. Saunders, Jr., dated November 24, 2006. [10]
10.8*	Salary Continuation Agreement with F. R. Saunders, Jr., dated November 24, 2006. [10]
10.9*	Endorsement Split Dollar Agreement with F. R. Saunders, Jr., dated November 24, 2006. [10]
10.10*	Amended Supplemental Life Insurance Agreement with F. R. Saunders, Jr., dated December 28, 2007. [11]
10.11*	Employment Agreement with Jeffrey A. Paolucci, dated November 24, 2006. [10]
10.12*	Salary Continuation Agreement with Jeffrey A. Paolucci, dated November 24, 2006. [10]
10.13*	Endorsement Split Dollar Agreement with Jeffrey A. Paolucci, dated November 24, 2006. [10]
10.14*	Employment Agreement with Paul Saunders, dated November 24, 2006. [10]
10.15*	Salary Continuation Agreement with Paul Saunders, dated November 24, 2006. [10]
10.16*	Endorsement Split Dollar Agreement with Paul Saunders, dated November 24, 2006. [10]
10.17*	Form of Director Retirement Agreement, with Schedule. [10]
10.18*	Amended and Restated Employment Agreement with Dale Porter. [10]

1 Incorporated by reference to Quarterly Report on Form 10-Q, for the quarter ended June 30, 2010.

2 Incorporated by reference to Current Report on Form 8-K, dated March 10, 2009.

3 Incorporated by reference to Current Report on Form 8-K, dated May 28, 2010.

4 Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2011.

5 Incorporated by reference to Current Report on Form 8-K, dated July 1, 2005.

6 Incorporated by reference to Quarterly Report on Form 10-QSB, for the quarter ended March 31, 2002.

7 Incorporated by reference to Quarterly Report on Form 10-QSB, for the quarter ended June 30, 2002.

8 Incorporated by reference to Annual Report on Form 10-KSB for the year ended December 31, 2003.

9 Incorporated by reference to Annual Report on Form 10-KSB for the year ended December 31, 2005.

10 Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2006.

11 Incorporated by reference to Current Report on Form 8-K, dated December 28, 2007.

10.19*	Employment Agreement with Thomas C. Ewart, Sr. [8]
10.20	Letter Agreement, dated March 6, 2009, including Securities Purchase Agreement – Standard Terms, incorporated by reference therein, between the Company and the United States Department of the Treasury.[2]
10.21	Side Letter Agreement, dated March 6, 2009.[2]
10.22*	Form of Waiver.[2]
10.23*	Form of Senior Executive Officer Agreement.[2]
10.24*	2010 Amendment to First Reliance Bancshares, Inc. 2006 Equity Incentive Plan. [4]
10.25*	2012 Amendment to First Reliance Bancshares, Inc. 2006 Equity Incentive Plan. [4]
21.1	Subsidiaries of First Reliance Bancshares, Inc. [9]
23.1	Consent of Elliott Davis, LLC.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a).
32.1	Certification of Chief Executive and Financial Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Certification of Compliance with EESA Section 111 by Chief Executive Officer
99.2	Certification of Compliance with EESA Section 111 by Chief Financial Officer
101	Interactive Data File

*Indicates management contract or compensatory plan or arrangement.

-104-