Form 10-Q
period 2013-03-31
FIRST RELIANCE BANCSHARES INC
filed 2013-05-09
CIK 1172102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

(Mark One)	FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2013

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

4,095,821 shares of common stock, par value $0.01 per share, as of April 30, 2013

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

INDEX

Page No.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets - March 31, 2013 (Unaudited) and December 31, 2012	3

Condensed Consolidated Statements of Operations –
Three months ended March 31, 2013 and 2012 (Unaudited)	4

Condensed Consolidated Statements of Comprehensive Income (Loss) –
Three months ended March 31, 2013 and 2012 (Unaudited)	5

Condensed Consolidated Statements of Shareholders’ Equity –
Three months ended March 31, 2013 and 2012 (Unaudited)	6

Condensed Consolidated Statements of Cash Flows –	7
Three months ended March 31, 2013 and 2012 (Unaudited)

Notes to Condensed Consolidated Financial Statements (Unaudited)	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3. Quantitative and Qualitative Disclosures About Market Risk	39

Item 4. Controls and Procedures	39

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	40

Item 1A.Risk Factors	40

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	40

Item 6. Exhibits	41

FIRST RELIANCE BANCSHARES, INC.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2013	2012
	(Unaudited)	(Audited)
Assets
Cash and cash equivalents:
Cash and due from banks	$3,626,328	$2,893,020
Interest-bearing deposits with other banks	32,587,886	35,169,883
Total cash and cash equivalents	36,214,214	38,062,903

Time deposits in other banks	201,106	100,953

Securities available-for-sale	55,072,513	60,071,012
Nonmarketable equity securities	1,055,000	1,297,400
Total investment securities	56,127,513	61,368,412

Mortgage loans held for sale	2,884,964	5,621,860

Loans receivable	256,710,111	260,257,334
Less allowance for loan losses	(4,198,520)	(4,167,482)
Loans, net	252,511,591	256,089,852

Premises, furniture and equipment, net	24,471,571	24,626,975
Accrued interest receivable	1,213,390	1,276,898
Other real estate owned	15,075,027	15,289,991
Cash surrender value life insurance	12,684,826	12,599,787
Other assets	3,071,787	3,239,579
Total assets	$404,455,989	$418,277,210
Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Noninterest-bearing transaction accounts	$62,774,347	$58,023,250
Interest-bearing transaction accounts	43,787,227	42,568,838
Savings	100,259,125	104,031,114
Time deposits $100,000 and over	74,107,594	83,703,846
Other time deposits	54,237,758	60,987,086
Total deposits	335,166,051	349,314,134

Securities sold under agreement to repurchase	4,578,154	4,377,978
Advances from Federal Home Loan Bank	11,000,000	11,000,000
Junior subordinated debentures	10,310,000	10,310,000
Accrued interest payable	496,291	465,409
Other liabilities	1,815,773	1,611,762
Total liabilities	363,366,269	377,079,283

Shareholders’ Equity
Preferred stock
Series A cumulative perpetual preferred stock - 15,349 shares issued and outstanding	15,168,313	15,120,344
Series B cumulative perpetual preferred stock - 767 shares issued and outstanding	782,330	786,399
Series C cumulative mandatory convertible preferred stock - 2,293 shares shares issued and outstanding	2,293,000	2,293,000
Common stock, $0.01 par value; 20,000,000 shares authorized, 4,095,271 and 4,094,861 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	40,953	40,949
Capital surplus	27,990,397	27,991,132
Treasury stock, at cost, 28,935 and 19,289 shares at March 31, 2013 and December 31, 2012, respectively	(183,444)	(182,234)
Nonvested restricted stock	(83,696)	(123,466)
Retained deficit	(6,237,595)	(6,207,116)
Accumulated other comprehensive income	1,319,462	1,478,919
Total shareholders’ equity	41,089,720	41,197,927
Total liabilities and shareholders’ equity	$404,455,989	$418,277,210

See notes to condensed consolidated financial statements

FIRST RELIANCE BANCSHARES, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
Interest income
Loans, including fees	$3,471,204	$4,399,827
Investment securities
Taxable	347,984	464,650
Nontaxable	-	196,991
Other interest income	26,343	27,880
Total	3,845,531	5,089,348
Interest expense
Time deposits	604,663	1,052,558
Other deposits	73,711	154,634
Other interest expense	121,537	128,653
Total	799,911	1,335,845
Net interest income	3,045,620	3,753,503
Provision for loan losses	-	600,000
Net interest income after provision for loan losses	3,045,620	3,153,503
Noninterest income
Service charges on deposit accounts	413,315	404,615
Gain on sale of mortgage loans	293,569	210,155
Income from bank owned life insurance	85,040	94,547
Other charges, commissions and fees	241,925	211,473
Gain on sale of securities available-for-sale	-	160,777
Other non-interest income	83,649	172,874
Total	1,117,498	1,254,441
Noninterest expenses
Salaries and benefits	1,928,709	1,748,895
Occupancy expense	358,087	357,767
Furniture and equipment expense	295,515	359,659
Other operating expenses	1,567,386	1,563,135
Total	4,149,697	4,029,456
Income before taxes	13,421	378,488
Income tax benefit	-	-
Net income	13,421	378,488
Preferred stock dividends	249,248	249,248
Deemed dividends on preferred stock resulting from net accretion of discount and amortization of premium	43,900	44,388
Net income (loss) available to common shareholders	$(279,727)	$84,852

Average common shares outstanding, basic	4,094,866	4,085,855
Average common shares outstanding, diluted	4,094,866	4,299,572

Income (loss) per common share:
Basic	$(0.07)	$0.02
Diluted	(0.07)	0.02

See notes to condensed consolidated financial statements

FIRST RELIANCE BANCSHARES, INC.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended
	March 31,
	2013	2012

Net income from operations	$13,421	$378,488

Other comprehensive loss, net of tax:
Unrealized holding gains (losses) on available-for-sale securities arising during the period	(252,025)	33,933
Income tax expense (benefit)	(31,246)	11,537
Net of income taxes	(220,779)	22,396
Reclassification adjustment for gains (losses) realized in net income from operations	(70,000)	160,777
Income tax expense (benefit)	(8,678)	54,664
Net of income taxes	(61,322)	106,113

Other comprehensive loss	(159,457)	(83,717)

Comprehensive income (loss)	$(146,036)	$294,771

See notes to condensed consolidated financial statements

FIRST RELIANCE BANCSHARES, INC.

Condensed Consolidated Statements of Shareholders’ Equity

For the Three Months Ended March 31, 2013 and 2012

(Unaudited)

							Accumulated
							Other
					Nonvested		Comprehensive
	Preferred	Common	Capital	Treasury	Restricted	Retained	Income
	Stock	Stock	Surplus	Stock	Stock	Earnings	(Loss)	Total
Balance, December 31, 2011	$18,021,216	$40,844	$27,992,485	$(173,650)	$(320,196)	$(6,304,429)	$1,861,720	$41,117,990

Net income						378,488		378,488

Changes in unrealized gains and losses on securities							(83,717)	(83,717)

Accretion of Series A Preferred stock discount	48,503					(48,503)		-

Amortization of Series B Preferred stock premium	(4,115)					4,115		-

Issuance Common Stock		8	993					1,001

Net Change in Restricted Stock		116	7,766		57,874			65,756

Purchase of treasury stock				(291)				(291)

Balance, March 31, 2012	$18,065,604	$40,968	$28,001,244	$(173,941)	$(262,322)	$(5,970,329)	$1,778,003	$41,479,227

Balance, December 31, 2012	$18,199,743	$40,949	$27,991,132	$(182,234)	$(123,466)	$(6,207,116)	$1,478,919	$41,197,927

Net income						13,421		13,421

Changes in unrealized gains and losses on securities							(159,457)	(159,457)

Accretion of Series A Preferred stock discount	47,970					(47,970)		-

Amortization of Series B Preferred stock premium	(4,070)					4,070		-

Net Change in Restricted Stock		4	(735)		39,770			39,039

Purchase of treasury stock				(1,210)				(1,210)

Balance, March 31, 2013	$18,243,643	$40,953	$27,990,397	$(183,444)	$(83,696)	$(6,237,595)	$1,319,462	$41,089,720

See notes to condensed consolidated financial statements

FIRST RELIANCE BANCSHARES, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,
	2013	2012

Cash flows from operating activities:
Net income	$13,421	$378,488
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	-	600,000
Depreciation and amortization expense	226,360	230,174
Gain on sale of securities available-for-sale	-	(160,777)
Loss on sale of other real estate owned	24,340	83,388
Impairment loss on available-for-sale securities	70,000	-
Discount accretion and premium amortization	78,908	58,536
Disbursements for mortgage loans held for sale	(5,781,617)	(14,601,616)
Proceeds from sale of mortgage loans held for sale	8,518,513	13,310,415
Decrease in interest receivable	63,508	306,935
Increase in interest payable	30,882	34,374
Increase for cash surrender value of life insurance	(85,040)	(94,548)
Amortization of deferred compensation on restricted stock	39,039	65,756
Decrease in other assets	157,334	332,691
Increase (decrease) in other liabilities	204,011	(103,943)
Net cash provided by operating activities	3,559,659	439,873
Cash flows from investing activities:
Net decrease in loans receivable	3,133,351	7,634,794
Purchases of securities available-for-sale	-	(8,067,478)
Maturities of securities available-for-sale	4,667,566	2,808,663
Sales of securities available-for-sale	-	4,962,766
Increase in time deposits in other banks	(100,153)	-
Decrease in nonmarketable equity securities	242,400	-
Sales of other real estate owned	635,534	2,081,374
Purchases of premises and equipment	(37,929)	(110,436)
Net cash provided by investing activities	8,540,769	9,309,683
Cash flows from financing activities:
Net increase in demand deposits, interest-bearing transaction accounts and savings accounts	2,197,497	5,780,677
Net decrease in certificates of deposit and other time deposits	(16,345,580)	(19,333,279)
Net increase in securities sold under agreements to repurchase	200,176	4,280,307
Issuance of common stock	-	1,001
Purchase of treasury stock	(1,210)	(291)
Net cash used by financing activities	(13,949,117)	(9,271,585)
Net increase (decrease) in cash and cash equivalents	(1,848,689)	477,971
Cash and cash equivalents, beginning	38,062,903	44,020,830
Cash and cash equivalents, end	$36,214,214	$44,498,801
Cash paid during the period for:
Income taxes	$-	$-
Interest	769,029	1,301,471

Supplemental noncash investing and financing activities:
Foreclosures on loans transferred to other real estate owned	$444,910	$3,841,538
Net change in unrealized losses on available-for-sale securities	(159,457)	(83,717)

See notes to condensed consolidated financial statements

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1 - Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit certain disclosures that would appear in audited annual consolidated financial statements. The consolidated financial statements as of March 31, 2013 and for the interim periods ended March 31, 2013 and 2012 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. The consolidated financial information as of December 31, 2012 has been derived from the audited consolidated financial statements as of that date. For further information, refer to the consolidated financial statements and the notes included in First Reliance Bancshares, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012.

Note 2 - Recently Issued Accounting Pronouncements

The following is a summary of recent authoritative pronouncements:

The Comprehensive Income topic of the ASC was amended in June 2011. The amendment eliminated the option to present other comprehensive income as a part of the statement of changes in stockholders’ equity and required consecutive presentation of the statement of net income and other comprehensive income. The amendments were applicable to the Company January 1, 2012 and have been applied retrospectively. In December 2011, the topic was further amended to defer the effective date of presenting reclassification adjustments from other comprehensive income to net income on the face of the financial statements while the FASB redeliberated the presentation requirements for the reclassification adjustments. In February 2013, the FASB further amended the Comprehensive Income topic clarifying the conclusions from such redeliberations. Specifically, the amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the amendments do require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, in certain circumstances an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. The amendments will be effective for the Company on a prospective basis for reporting periods beginning after December 15, 2012. Early adoption is permitted. These amendments did not have a material effect on the Company’s financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Note 3 - Reclassifications

Certain captions and amounts in the financial statements in the Company’s Form 10-Q for the quarter ended March 31, 2012 were reclassified to conform to the March 31, 2013 presentation. These reclassifications relate to the changes in presentation discussed in greater detail by Note 2 above.

Note 4 - Investment Securities

The amortized cost and estimated fair values of securities available-for-sale were:

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
March 31, 2013
U.S. Government sponsored agencies	$7,453,595	$463,004	$-	$7,916,599
Mortgage-backed securities	45,589,732	1,536,182	-	47,125,914
Equity security	30,000	-	-	30,000
Total	$53,073,327	$1,999,186	$-	$55,072,513

December 31, 2012
U.S. Government sponsored agencies	$7,591,892	$517,136	$-	$8,109,028
Mortgage-backed securities	50,197,908	1,758,576	-	51,956,484
Equity security	100,000	-	94,500	5,500
Total	$57,889,800	$2,275,712	$94,500	$60,071,012

The following is a summary of maturities of securities available-for-sale as of March 31, 2013. The amortized cost and estimated fair values are based on the contractual maturity dates. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty. Mortgage-backed securities are presented as a separate line, maturities of which are based on expected maturities since paydowns are expected to occur before contractual maturity dates.

	Amortized	Estimated
	Cost	Fair Value
U.S. Government sponsored agencies - due after ten years	$7,453,595	$7,916,599
Mortgage-backed securities	45,589,732	47,125,914
Equity security	30,000	30,000
Total	$53,073,327	$55,072,513

The following table shows gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2012.

	December 31, 2012
	Fair	Unrealized
	Value	Losses
Less Than 12 Months	$-	$-

12 Months or More
Equity security	5,500	94,500
Total securities available-for-sale	$5,500	$94,500

At March 31, 2013, there were no securities in a loss position; however, at that date management determined that the Company’s equity investment of $100,000 in a local community bank was other-than-temporary impaired. Based on industry analyst reports and market trading prices, it was determined that the estimated fair market value of this investment was $30,000. Consequently, an impairment loss of $70,000 was recognized. While the Company does not intend to sell this security in the near future, and it is more likely than not that the Company will not be required to sell it, there is no assurance that the carrying value of this security will be realized in the future.

During the first quarters of 2013 and 2012, gross proceeds from the sale of available-for-sale securities were $0 and $4,962,766, respectively. Gross gains on sales of available-for-sale securities totaled $0 and $160,777 for the first quarters of 2013 and 2012, respectively. There were no gross losses on sales of available-for-sale securities during first quarters of 2013 and 2012.

Note 5 – Loans Receivable and Allowance for Loan Losses

Major classifications of loans receivable are summarized as follows:

	March 31,	December 31,
	2013	2012
Real estate loans:
Construction	$29,721,876	$31,985,532
Residential:
Residential 1-4 family	32,936,638	35,091,846
Multifamily	5,432,935	5,563,043
Second mortgages	4,192,313	4,077,692
Equity lines of credit	21,960,882	22,502,339
Total residential	64,522,768	67,234,920
Nonresidential	122,445,341	122,309,917
Total real estate loans	216,689,985	221,530,369
Commercial and industrial	30,237,533	29,255,564
Consumer	9,651,923	9,304,913
Other	130,670	166,488
Total loans	$256,710,111	$260,257,334

The Company has pledged certain loans as collateral to secure its borrowings from the Federal Home Loan Bank. The total of loans pledged was $76,927,137 and $84,692,901 at March 31, 2013 and December 31, 2012, respectively.

The following is an analysis of the allowance for loan losses by class of loans for the three months ended March 31, 2013 and the year ended December 31, 2012.

March 31, 2013

					Total
		Real Estate Loans			Real
(Dollars in Thousands)				Non-	Estate		Consumer
	Total	Construction	Residential	Residential	Loans	Commercial	and Other
Beginning balance	$4,167	$1,441	$951	$1,129	$3,521	$616	$30
Provisions	-	(1,027)	159	829	(39)	19	20
Recoveries	198	78	90	-	168	28	2
Charge-offs	(166)	(7)	(95)	(48)	(150)	(3)	(13)
Ending balance	$4,199	$485	$1,105	$1,910	$3,500	$660	$39

December 31, 2012

					Total
		Real Estate Loans			Real
(Dollars in Thousands)				Non-	Estate		Consumer
	Total	Construction	Residential	Residential	Loans	Commercial	and Other
Beginning balance	$7,743	$3,291	$2,757	$1,081	$7,129	$575	$39
Provisions	1,946	148	(850)	1,819	1,117	819	10
Recoveries	1,104	298	129	54	481	613	10
Charge-offs	(6,626)	(2,296)	(1,085)	(1,825)	(5,206)	(1,391)	(29)
Ending balance	$4,167	$1,441	$951	$1,129	$3,521	$616	$30

The following is a summary of loans evaluated for impairment individually and collectively, by class as of March 31, 2013 and December 31, 2012.

March 31, 2013

Allowance for Loan Losses

					Total
		Real Estate Loans			Real
(Dollars in Thousands)				Non-	Estate		Consumer
	Total	Construction	Residential	Residential	Loans	Commercial	and Other
Allowance
Evaluated for impairment Individually	$405	$3	$109	$264	$376	$16	$13
Collectively	3,794	482	996	1,646	3,124	644	26
Allowance for loan losses	$4,199	$485	$1,105	$1,910	$3,500	$660	$39

Total Loans
Evaluated for impairment Individually	$25,613	$4,804	$4,595	$14,211	$23,610	$1,898	$105
Collectively	231,097	24,918	59,928	108,234	193,080	28,339	9,678
Loans receivable	$256,710	$29,722	$64,523	$122,445	$216,690	$30,237	$9,783

December 31, 2012

					Total
		Real Estate Loans			Real
(Dollars in Thousands)				Non-	Estate		Consumer
	Total	Construction	Residential	Residential	Loans	Commercial	and Other
Allowance
Evaluated for impairment Individually	$524	$23	$106	$362	$491	$20	$13
Collectively	3,643	1,418	845	767	3,030	596	17
Allowance for loan losses	$4,167	$1,441	$951	$1,129	$3,521	$616	$30

Total Loans
Evaluated for impairment Individually	$28,030	$6,151	$5,323	$14,464	$25,938	$1,973	$119
Collectively	232,227	25,834	61,912	107,846	195,592	27,283	9,352
Loans receivable	$260,257	$31,985	$67,235	$122,310	$221,530	$29,256	$9,471

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

The following summarizes the Company’s impaired loans as of March 31, 2013.

		Unpaid		Average
(Dollars in Thousands)	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment
With no related allowance recorded:
Real estate
Construction	$2,578	$2,757	$-	$2,868
Residential	2,884	3,028	-	3,354
Nonresidential	10,451	11,165	-	10,381
Total real estate loans	15,913	16,950	-	16,603
Commercial	1,882	1,919	-	1,918
Consumer and other	89	89	-	1
	17,884	18,958	-	18,522

With an allowance recorded:
Real estate
Construction	2,226	2,226	3	2,610
Residential	1,711	1,714	109	1,605
Nonresidential	3,760	4,769	264	3,956
Total real estate loans	7,697	8,709	376	8,171
Commercial	16	16	16	18
Consumer and other	16	16	13	28
	7,729	8,741	405	8,217

Total
Real estate
Construction	4,804	4,983	3	5,478
Residential	4,595	4,742	109	4,959
Nonresidential	14,211	15,934	264	14,337
Total real estate loans	23,610	25,659	376	24,774
Commercial	1,898	1,935	16	1,936
Consumer and other	105	105	13	29
Total	$25,613	$27,699	$405	$26,739

The following summarizes the Company’s impaired loans as of December 31, 2012.

		Unpaid		Average
(Dollars in Thousands)	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment
With no related allowance recorded:
Real estate
Construction	$3,157	$3,827	$-	$3,755
Residential	3,825	4,209	-	4,138
Nonresidential	10,311	11,439	-	9,941
Total real estate loans	17,293	19,475	-	17,834
Commercial	1,953	1,990	-	1,334
Consumer and other	80	81	-	42
	19,326	21,546	-	19,210

With an allowance recorded:
Real estate
Construction	2,994	3,102	23	3,099
Residential	1,498	1,500	106	1,410
Nonresidential	4,153	4,744	362	3,183
Total real estate loans	8,645	9,346	491	7,692
Commercial	20	20	20	603
Consumer and other	39	39	13	27
	8,704	9,405	524	8,322
Total
Real estate
Construction	6,151	6,929	23	6,854
Residential	5,323	5,709	106	5,548
Nonresidential	14,464	16,183	362	13,124
Total real estate loans	25,938	28,821	491	25,526
Commercial	1,973	2,010	20	1,937
Consumer and other	119	120	13	69
Total	$28,030	$30,951	$524	$27,532

Interest income on impaired loans other than nonaccrual loans is recognized on an accrual basis. Interest income on nonaccrual loans is recognized only as collected. For the first quarters of 2013 and 2012, interest income recognized on nonaccrual loans was $148,728 and $97,949, respectively. If the nonaccrual loans had been accruing interest at their original contracted rates, related income would have been $289,706 and $246,643 for quarter ended March 31, 2013 and 2012, respectively.

A summary of current, past due and nonaccrual loans as of March 31, 2013 was as follows:

	Past Due	Past Due Over 90 days
(Dollars in Thousands)	30-89	and	Non-	Total		Total
	Days	Accruing	Accruing	Past Due	Current	Loans
Real estate
Construction	$-	$63	$2,288	$2,351	$27,371	$29,722
Residential	824	270	3,454	4,548	59,975	64,523
Nonresidential	-	211	11,908	12,119	110,326	122,445
Total real estate loans	824	544	17,650	19,018	197,672	216,690
Commercial	53	-	1,808	1,861	28,376	30,237
Consumer and other	14	-	83	97	9,686	9,783
Totals	$891	$544	$19,541	$20,976	$235,734	$256,710

A summary of current, past due and nonaccrual loans as of December 31, 2012 was as follows:

	Past Due	Past Due Over 90 days
(Dollars in Thousands)	30-89	and	Non-	Total		Total
	Days	Accruing	Accruing	Past Due	Current	Loans
Real estate
Real estate
Construction	$62	$-	$2,874	$2,936	$29,049	$31,985
Residential	1,340	-	3,779	5,119	62,116	67,235
Nonresidential	566	-	12,354	12,920	109,390	122,310
Total real estate loans	1,968	-	19,007	20,975	200,555	221,530
Commercial	37	-	1,879	1,916	27,340	29,256
Consumer and other	22	6	88	116	9,355	9,471
Totals	$2,027	$6	$20,974	$23,007	$237,250	$260,257

Included in the loan portfolio are particular loans that have been modified in order to maximize the collection of loan balances. If, for economic or legal reasons related to the customer’s financial difficulties, the Company grants a concession compared to the original terms and conditions on the loan, the modified loan is classified as a troubled debt restructuring (“TDR”).

At March 31, 2013 there were 51 loans classified as a TDR totaling $13,062,003. Of the 51 loans, 17 loans totaling $5,533,207 were performing while 34 loans totaling $7,528,795 were not performing. As of December 31, 2012 there were 52 loans classified as a TDR totaling $15,155,121. Of the 52 loans, seven loans totaling $3,128,542 were performing while 45 loans totaling $12,026,579 were not performing. All restructured loans resulted in either extended maturity or lowered rates and were included in the impaired loan balance.

The following table provides, by class, the number of loans modified in troubled debt restructurings during the first quarters of 2013 and 2012.

(Dollars in Thousands)	For the Quarter Ended March 31, 2013			For the Quarter Ended March 31, 2012
			Unpaid			Unpaid
	Number	Recorded	Principal	Number	Recorded	Principal
	of Loans	Investment	Balance	of Loans	Investment	Balance
Extended maturity
Real estate
Construction	-	$-	$-	2	$1,067	$1,067
Nonresidential	-	-	-	1	18	18
Commercial	-	-	-	1	110	110
Consumer and other	1	13	13	2	238	238
Total	1	13	13	6	1,433	1,433
Reduced Rate
Real estate
Residential	1	170	170	-	-	-
Nonresidential	-	-	-	2	446	567
Total	1	170	170	2	446	567
Totals	2	$183	$183	8	$1,879	$2,000

The following table provides the number of loans and leases modified in troubled debt restructurings during the previous 12 months which subsequently defaulted during the quarter ended March 31, 2013 and 2012, respectively, as well as the recorded investments and unpaid principal balances as of March 31, 2013 and 2012. Loans in default are those past due greater than 89 days.

(Dollars in Thousands)	For the Quarter Ended March 31, 2013			For the Quarter Ended March 31, 2012
			Unpaid			Unpaid
	Number	Recorded	Principal	Number	Recorded	Principal
	of Loans	Investment	Balance	of Loans	Investment	Balance
Extended maturity
Real estate
Construction	-	$-	$-	3	$1,473	$1,473
Residential	-	-	-	1	18	18
Nonresidential	-	-	-	1	110	110
Commercial	-	-	-	1	222	222
Consumer and other	-	-	-	1	23	23
Total	-	-	-	7	1,846	1,846
Reduced Rate
Real estate
Residential	1	170	170	2	471	591
Nonresidential	1	119	119	1	16	16
Commercial	-	-	-	1	237	237
Total	2	289	289	4	724	844
Totals	2	$289	$289	11	$2,570	$2,690

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.

As of March 31, 2013, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

					Total
		Real Estate Loans			Real
(Dollars in Thousands)				Non-	Estate		Consumer
	Total	Construction	Residential	Residential	Loans	Commercial	and Other
Pass	$199,672	$18,263	$52,552	$91,770	$162,585	$27,462	$9,625
Special mention	29,681	8,888	6,341	13,940	29,169	460	52
Substandard	27,357	2,571	5,630	16,735	24,936	2,315	106
Doubtful	-	-	-	-	-	-	-
Totals	$256,710	$29,722	$64,523	$122,445	$216,690	$30,237	$9,783

As of December 31, 2012, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

					Total
		Real Estate Loans			Real
(Dollars in Thousands)				Non-	Estate		Consumer
	Total	Construction	Residential	Residential	Loans	Commercial	and Other
Pass	$200,723	$19,871	$54,280	$90,871	$165,022	$26,407	$9,294
Special mention	29,371	7,931	6,534	14,421	28,886	423	62
Substandard	30,163	4,183	6,421	17,018	27,622	2,426	115
Doubtful	-	-	-	-	-	-	-
Totals	$260,257	$31,985	$67,235	$122,310	$221,530	$29,256	$9,471

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

The following table summarizes the Company’s off-balance sheet financial instruments whose contract amounts represent credit risk:

	March 31,	December 31,
	2013	2012
Commitments to extend credit	$35,907,557	$28,919,003
Standby letters of credit	83,000	8,000

Note 6 – Other Real Estate Owned

Transactions in other real estate owned for the three months ended March 31, 2013 and year ended December 31, 2012 are summarized below:

	March 31,	December 31,
	2013	2012
Beginning balance	$15,289,991	$22,135,921
Additions	444,910	6,596,760
Sales	(659,874)	(12,251,603)
Write downs	-	(1,191,087)
Ending balance	$15,075,027	$15,289,991

The Company recognized a net loss of $24,340 and $83,388 on the sale of other real estate owned for the three months ended March 31, 2013 and 2012, respectively.

Other real estate owned expense for the three months ended March 31, 2013 and 2012 was $216,265 and $349,475, respectively, which includes gains and losses on sales.

Note 7 – Shareholders’ Equity

Common Stock – The following is a summary of the changes in common shares outstanding for the three months ended March 31, 2013 and 2012.

	Three Months Ended
	March 31,
	2013	2012

Common shares outstanding at beginning of the period	4,094,861	4,084,400
Issuance of common stock	-	770
Issuance of non-vested restricted shares	1,245	13,627
Forfeiture of restricted shares	(835)	(2,023)
Common shares outstanding at end of the period	4,095,271	4,096,774

Preferred Stock - Beginning with the payment date of December 1, 2011, the Company deferred dividend payments on its Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A Shares”), and Series B (the “Series B Shares”). Although the Company may defer dividend payments, the dividend is a cumulative dividend and failure to pay dividends for six dividend periods would trigger board appointment rights for the holder of these shares. Since the Company has not paid the dividend on its Series A and Series B shares for more than six quarterly periods, the holder of the Company’s Series A and Series B shares now has the right to appoint up to two directors to the Company’s board of directors.

On March 1, 2013, the United States Department of the Treasury (the “Treasury”), the holder of all 15,249 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A Shares, and 767 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B Shares, announced that it had auctioned the securities in a private transaction with unaffiliated third-party investors. The Company received no proceeds from the transaction. The clearing prices for the Series A Shares and the Series B Shares were $679.61 per share and $822.61, respectively. Both series have a liquidation preference of $1,000 per share. The closing of the private sale occurred on March 11, 2013.

The sale of the securities had no effect on their terms, including the Company’s obligation to satisfy accrued and unpaid dividends (aggregating approximately $1.5 million) prior to payment of any dividend or other distribution to holders of pari pasu or junior stock, including the Company’s Fixed Rate Cumulative Mandatorily Convertible Preferred Stock, Series C (the “Series C Shares”), and its common stock, and an increase in the dividend rate on the Series A Shares from 5% to 9% on May 15, 2014. Further, the sale of the securities will have no effect on the Company’s capital, financial condition or results of operations. However, the Company generally will not be subject to various executive compensation and corporate governance requirements to which it was subject while Treasury held the securities.

Note 8 – Income Taxes

The income tax expense related to the Company’s pretax income for the first quarters of 2013 and 2012 was offset by a reversal of an equal amount of the Company’s valuation allowance related to its deferred tax assets. Therefore no income tax provision was recorded for the first quarters of 2013 and 2012.

Note 9 – Net Income (Loss) Per Common Share

Net income (loss) available to common shareholders represents net income adjusted for preferred dividends including dividends declared, accretions of discounts and amortization of premiums on preferred stock issuances and cumulative dividends related to the current dividend period that have not been declared as of period end. All potential dilutive common shares equivalents were deemed to be anti-dilutive for the quarter ended March 31, 2013, due to the net loss available to common shareholders.

The following is a summary of the net income (loss) per common share calculations for the three months ended March 31, 2013 and 2012.

	2013	2012
Net income (loss) available to common shareholders
Net income	$13,421	$378,488
Preferred stock dividends	249,248	249,248
Deemed dividends on preferred stock resulting from net accretion of discount and amortization of premium	43,900	44,388

Net income (loss) available to common shareholders	$(279,727)	$84,852

	2013	2012
Basic net income (loss) per common share:
Net income (loss) available to common shareholders	$(279,727)	$84,852

Average common shares outstanding – basic	4,094,866	4,085,855

Basic income (loss) per common share	$(0.07)	$0.02

Diluted net income (loss) per common share:
Net income (loss) available to common shareholders	$(279,727)	$84,852

Average common shares outstanding – basic	4,094,866	4,085,855

Dilutive potential common shares	-	213,717

Average common shares outstanding – diluted	4,094,866	4,299,572

Diluted net income (loss) per common share	$(0.07)	$0.02

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

During the three months ended March 31, 2013 and 2012 the Company issued 1,245 and 13,627 shares, respectively, of restricted stock pursuant to the 2006 Equity Incentive Plan.  The shares cliff vest in three years and are fully vested in 2016 and 2015, respectively, subject to meeting the performance criteria of the Plan. The weighted-average fair value per share of restricted stock issued during the three months ended March 31, 2013 and 2012 was $1.76 and $1.05, respectively.  Compensation cost associated with the issuances was $2,191 and $14,308 for the quarter ended March 31, 2013 and 2012, respectively. During the first quarters of 2013 and 2012, 835 and 2,023 shares were forfeited, respectively, having a weighted average price of $3.50 and $3.18, respectively. Shares vested in the first quarters of 2013 and 2012 were 30,229 and 56,527, respectively. Compensation cost amortized to expense for the first quarters of 2013 and 2012 was $39,039 and $65,756, respectively.

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

During the first quarter of 2012, the Board of Directors cancelled all 84,334 SARs that were outstanding at December 31, 2011. Holders of these SARs were given cash and restricted stock totaling $37,500 in exchange for the cancellation. The cancellation resulted in the removal of all accrued SARs expense and related unrecognized compensation costs. For the year ended December 31, 2012, net income of $337,153 was recognized as a result of the cancellation. No SARS were issued during 2012 or during the first quarter of 2013.

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

Securities Available-for-Sale - Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange such as the New York Stock Exchange, Treasury securities that are traded by dealers or brokers in active over-the counter markets and money market funds. Level 2 securities include mortgage-backed securities issued by government-sponsored entities, municipal bonds and corporate debt securities. Securities classified as Level 3 include asset-backed securities in less liquid markets.

Loans - The Company does not record loans at fair value on a recurring basis, however, from time to time, a loan is considered impaired and an allowance for loan loss is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan are considered impaired. Once a loan is identified as individually impaired, management measures impairment. The fair value of impaired loans is estimated using one of several methods, including the collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring a specific allowance represent loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At March 31, 2013 and December 31, 2012, a significant portion of impaired loans were evaluated based upon the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the loan as nonrecurring Level 3.

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

The tables below present the balances of assets and liabilities measured at fair value on a recurring basis by level within the hierarchy at March 31, 2013 and 2012.

	Total	Level 1	Level 2	Level 3
March 31, 2013
Available-for-sale securities:
U.S. Government-sponsored agencies	$7,916,599	$-	$7,916,599	$-
Mortgage-backed securities	47,125,914	-	47,125,914	-
Equity security	30,000	-	30,000	-
	55,072,513	-	55,072,513	-
Mortgage loans held for sale (1)	2,884,964	-	2,884,964	-
	$57,957,477	$-	$57,957,477	$-

(1) Carried at the lower of cost or market.

December 31, 2012
Available-for-sale securities:
U.S. Government-sponsored agencies	$8,109,028	$-	$8,109,028	$-
Mortgage-backed securities	51,956,484	-	51,956,484	-
Equity security	5,500	-	5,500	-
	60,071,012	-	60,071,012	-
Mortgage loans held for sale (1)	5,621,860	-	5,621,860	-
	$65,692,872	$-	$65,692,872	$-

(1) Carried at the lower of cost or market.

There were no liabilities measured at fair value on a recurring basis at March 31, 2013 and December 31, 2012.

Assets Recorded at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table presents the assets and liabilities measured at fair value on a nonrecurring basis at March 31, 2013 and December 31, 2012, aggregated by level in the fair value hierarchy within which those measurements fall.

	Total	Level 1	Level 2	Level 3
March 31, 2013
Collateral-dependent impaired loans receivable	$21,578,164	$-	$-	$21,578,164
Other real estate owned	15,075,027	-	-	15,075,027
Total assets at fair value	$36,653,191	$-	$-	$36,653,191

December 31, 2012
Collateral-dependent impaired loans receivable	$18,951,232	$-	$-	$18,951,232
Other real estate owned	15,289,991	-	-	15,289,991
Total assets at fair value	$34,241,223	$-	$-	$34,241,223

For level 3 assets measured at fair value on a non-recurring basis as of March 31, 2013 and December 31, 2012, the significant unobservable inputs in the fair value measurements were as follows:

General
	Valuation Technique	Significant Unobservable Inputs	Range

Collateral-dependant impaired loans receivable	Appraised Value	Collateral discounts	0-10%

Other real estate owned	Appraised Value	Collateral discounts and estimated costs to sell	0-10%

There were no liabilities measured at fair value on a nonrecurring basis at March 31, 2013 and December 31, 2012.

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

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of March 31, 2013 and December 31, 2012. This table excludes financial instruments for which the carrying amount approximates fair value. For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization. For financial liabilities such as noninterest-bearing demand, interest-bearing demand, and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity.

			Fair Value Measurements
			Quoted
			Prices in
			Active Markets
			for Identical	Other	Significant
			Assets or	Observable	Unobservable
	Carrying	Fair	Liabilities	Inputs	Inputs
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2013

Financial Assets:
Loans receivable	$256,710,111	$260,458,000	$-	$-	$260,458,000

Financial Liabilities:
Certificates of deposit	$128,345,352	$129,694,000	$-	$129,694,000	$-
Advances from Federal Home Loan Bank	11,000,000	11,040,000	-	11,040,000	-

December 31, 2012

Financial Assets:
Loans receivable	$260,257,334	$258,758,000	$-	$-	$258,758,000

Financial Liabilities:
Certificates of deposit	$144,690,932	$146,539,000	$-	$146,539,000	$-
Advances from Federal Home Loan Bank	11,000,000	11,077,000	-	11,077,000	-

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

Overview

The following discussion describes our results of operation for the quarter ended March 31, 2013 as compared to the quarter ended March 31, 2012 and also analyzes our financial condition as of March 31, 2013 as compared to December 31, 2012.

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

Critical Accounting Policies

We have adopted various accounting policies, which govern the application of accounting principles generally accepted in the United States of America in the preparation of our financial statements. Our significant accounting policies are described in the notes to the consolidated financial statements at December 31, 2012 as filed on our annual report on Form 10-K. Certain accounting policies involve significant judgments and assumptions we have made, which have a material impact on the carrying value of certain assets and liabilities. We consider these accounting policies to be critical accounting policies. The judgments and assumptions we use are based on the historical experience and other factors, which we believe to be reasonable under the circumstances. Because of the nature of our judgments and assumptions, actual results could differ from these judgments and estimates which could have a major impact on our carrying values of assets and liabilities and our results of operations.

We believe the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in preparation of our consolidated financial statements. Refer to the portion of this discussion that addresses our allowance for loan losses for a description of our processes and methodology for determining our allowance for loan losses.

Recent Developments

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

The sale of the securities had no effect on their terms, including the Company’s obligation to satisfy accrued and unpaid dividends (aggregating approximately $1.5 million) prior to payment of any dividend or other distribution to holders of pari pasu or junior stock, including the Company’s Fixed Rate Cumulative Mandatorily Convertible Preferred Stock, Series C (the “Series C Shares”), and its common stock, and an increase in the dividend rate on the Series A Shares from 5% to 9% on May 15, 2014. Further, the sale of the securities will have no effect on the Company’s capital, financial condition or results of operations. However, the Company generally will not be subject to various executive compensation and corporate governance requirements to which it was subject while Treasury held the securities.

Regulatory Matters

Following an examination of the Bank by the Federal Deposit Insurance Corporation (the “FDIC”) during the first quarter of 2010, the Bank’s Board of Directors agreed to enter into a Memorandum of Understanding (the “Bank MOU”) with the FDIC and South Carolina Commissioner of Banks (the “SC State Board”) that became effective August 19, 2010. Among other things, the Bank MOU provides for the Bank to (i) review and formulate objectives relative to liquidity and growth, including a reduction in reliance on volatile liabilities, (ii) formulate plans for the reduction and improvement in adversely classified assets, (iii) maintain a Tier 1 leverage capital ratio of 8% and continue to be “well capitalized” for regulatory purposes, (iv) continue to maintain an adequate allowance for loan and lease losses, (v) not pay any dividend to the Bank’s parent holding company without the approval of the regulators, (vi) review officer performance and consider additional staffing needs, and (vii) provide progress reports and submit various other information to the regulators.

In addition, on the basis of the same examination by the FDIC and the SC State Board, the Federal Reserve Bank of Richmond (the “Federal Reserve Bank”) requested that the Company enter into a separate Memorandum of Understanding, which the Company entered into in December 2010 (the “Company MOU”). While this agreement provides for many of the same measures suggested by the Memorandum already in place for the Bank, the Company MOU requires that the Company seek pre-approval from the Federal Reserve Bank prior to the declaration or payment of dividends or other interest payments relating to its securities. As a result, until the Company is no longer subject to the Company MOU, it will be required to seek regulatory approval prior to paying scheduled dividends on its preferred stock and trust preferred securities, including the Series A and Series B Shares, as well as the Series C Shares issued as part of a private offering completed in 2010. This provision will also apply to the Company’s common stock, although to date, the Company has not elected to pay dividend on its shares of common stock.

The Federal Reserve Bank approved the scheduled payment of dividends on the Company’s preferred stock and interest payments on the Company’s trust preferred securities for the first three quarters of 2011; however, the Federal Reserve did not approve the Company’s request to pay dividends and interest payments relating to its outstanding classes of preferred stock and trust preferred securities due and payable in the six consecutive quarters ended March 31, 2013. Additionally, such approval was not granted for payments due in the second quarter of 2013. As a result, no assurance can be given as to the ability of the Company to obtain approval from the Federal Reserve Bank to resume the payment of such dividends and interest in future quarters while the Company MOU remains in effect. Since the Company has not paid the dividend on its Series A and Series B Shares for more than six quarterly periods, the holder of the Company’s Series A and Series B Shares now has the right to appoint up to two directors to the Company’s board of directors.

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

Results of Operations

Our results of operations for the first quarter of 2013 were $364,579 lower than the first quarter of 2012. For the first quarter 2013, we incurred a net loss available to common shareholders of $279,727, or a basic and diluted loss per share of $0.07. For the first quarter 2012, we reported a net income available to common shareholders of $84,852, or a basic and diluted income per share of $0.02.

Our 2013 operating results were negatively impacted by the reduction of $707,883 in our net interest income and a reduction of $136,943 in our noninterest income. In addition, our operating results were negatively impacted by the increase of $120,241 in noninterest expenses. However, not having to provide a provision for loan losses for the first quarter of 2013 offset these negative factors by $600,000. See the following for a detailed discussion of each of these items.

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

Net interest income for the first quarter of 2013 was $3,045,620 compared to $3,753,503 for the first quarter of 2012, a decrease of $707,883, or 18.86%. The decrease is due primarily to the significant reduction in the average volume of our loans, which are our earning assets with the highest yields. Comparing the first quarter of 2013 with that of 2012, the average volume of our loans declined $41,806,756, or 13.76%

For the first quarter of 2013, average-earning assets totaled $356,963,528 with an annualized average yield of 4.37% compared to $429,875,140 and 4.76%, respectively, for the first quarter of 2012. Average interest-bearing liabilities totaled $308,409,906 with an annualized average cost of 1.05% for first quarter of 2013 compared to $388,206,350 and 1.38%, respectively, for the first quarter of 2012.

Our net interest margin and net interest spread were 3.46% and 3.32%, respectively, for the first quarter of 2013 compared to 3.51% and 3.38%, respectively, for the first quarter of 2012.

Because loans often provide a higher yield than other types of earning assets, one of our goals is to maintain our loan portfolio as the largest component of total earning assets. Loans comprised 73.40% and 70.68% of average earning assets at March 31, 2013 and 2012, respectively. Loan interest income for the three months ended March 31 2013 and 2012 was $3,471,204 and $4,399,827, respectively. The annualized average yield on loans was 5.37% and 5.82% for the first quarters of 2013 and 2012, respectively. Average balances of loans decreased to $262,024,318 during the first quarter of 2013, a decrease of $41,806,756 from the average of $303,831,074 during first quarter of 2012. Our loan interest income for the first quarter of 2013 was negatively affected by the significant decrease in the average volume of our loans and a slow recovery in our local real estate markets. Additional information may be found in the “Rate/Volume Analysis” presented on the following page.

Available-for-sale investment securities averaged $57,969,319, or 16.24% of average earning assets, for the first quarter of 2013 compared to $86,312,355, or 20.08% of average earning assets for the first quarter of 2012. Comparing the first quarter of 2013 with that of 2012, the average volume of these securities was $28,343,036 lower. During the third quarter of 2012, we sold our entire portfolio of municipal securities because of our concerns about the deterioration in their market bond ratings and to lower the credit risk associated with our securities portfolio. For the first quarter of 2012, municipal securities averaged $20,155,466. It is our intention to only invest in U. S. Government-sponsored agency securities and mortgage-backed securities in the near future. Interest earned on investment securities amounted to $347,984 for the quarter ended March 31, 2013, compared to $661,641 for the same period last year. The annualized average yield on available-for-sale investment securities was 2.43% and 3.08% for the first quarters of 2013 and 2012, respectively. The decrease in yield on our available-for-sale investment securities was caused, in part, by a historically flat yield curve for investment yields that has diminished returns available for this asset type.

Our average interest-bearing deposits were $282,714,350 and $364,424,280 for the first quarters of 2013 and 2012, respectively. This represented a decrease of $81,709,930, or 22.42%. Total interest paid on deposits for first quarters of 2013 and 2012 was $678,374 and $1,207,192, respectively. The annualized average cost of deposits was 0.97% and 1.33% for the three months ended March 31, 2013 and 2012, respectively. As our loan demand declined, we concurrently lowered our rates paid for deposits, especially for time deposits, which is the primary reason why the amounts of our average time deposits were 31.91% lower during the first quarter of 2013 than during 2012.

The average balance of other interest-bearing liabilities was $25,695,556 and $23,782,070 for the first quarters of 2013 and 2012, respectively. This represented an increase of $1,913,486, or 8.05%. The increase is attributable to the increase of $3,913,486 in our average volume of securities sold under agreements to repurchase, while the average volume of borrowings from the Federal Home Loan Bank was $2,000,000 lower. With the diminished loan demand we experienced during the past year, we utilized fewer borrowings from the Federal Home Loan Bank and replaced them with securities sold under agreements to repurchase, which has a lower cost, to meet our funding needs. For the first quarter of 2013 the annualized average cost borrowings from the Federal Home Land Bank and securities sold under agreements to repurchase was 2.37% and 0.10%, respectively.

The following table sets forth, for the periods indicated, certain information related to our average balance sheet and our average yields on assets and average costs of liabilities. Such yields are derived by dividing income or expense by the average balance of the corresponding assets or liabilities. Average balances have been derived from the daily balances throughout the periods indicated.

	Average Balances, Income and Expenses, and Rates
Three Months Ended March 31,	2013			2012			2011
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Earning assets:
Loans (1)	$262,024	$3,471	5.37%	$303,831	$4,400	5.82%	$347,550	$5,070	5.92%
Securities, taxable	57,969	348	2.43	66,157	465	2.82	34,822	305	3.55
Securities, nontaxable	-	-	0.00	20,155	197	3.93	47,973	534	4.51
Other earning assets	36,970	27	0.30	39,732	27	0.28	32,900	24	0.30
Total earning assets	356,963	3,846	4.37	429,875	5,089	4.76	463,245	5,933	5.19
Non-earning assets	55,168			58,599			63,166

Total assets	$412,131			$488,474			$526,411

Liabilities and Shareholders' Equity
Interest-bearing deposits:
Transaction accounts	$43,956	$14	0.13%	$42,449	$32	0.31%	$38,350	$52	0.55%
Savings and money market accounts	101,728	60	0.24	120,732	122	0.41	110,685	213	0.78
Time deposits	137,030	605	1.79	201,244	1,052	2.10	252,248	1,512	2.43
Total interest-bearing deposits	282,714	679		364,425	1,206	1.33	401,283	1,777	1.80

Other interest-bearing liabilities:
Federal Home Loan
Bank borrowing	11,000	64	2.36%	13,000	66	2.04%	18,522	68	1.49%
Junior subordinated debentures	10,310	56	0.54	10,310	63	0.61	10,310	11	0.11
Other	4,386	1	0.09	470	-	0.10	376	-
Total other interest-bearing Liabilities	25,696	121	1.91	23,780	129	2.18	29,208	79	1.10

Total interest-bearing liabilities	308,410	800	1.05	388,205	1,335	1.38	430,491	1,856	1.75
Noninterest-bearing deposits	60,799			55,929			45,109
Other liabilities	1,901			2,695			2,473
Shareholders' equity	41,021			41,645			48,338

Total liabilities and equity	$412,131			$488,474			$526,411

Net interest income/interest spread		$3,046	3.32%		$3,754	3.38%		$4,077	3.44%

Net yield on earning assets			3.46%			3.51%			3.57%

(1)	Includes mortgage loans held for sale and nonaccruing loans

Net interest income can be analyzed in terms of the impact of changing interest rates and changing volume.  The following tables set forth the effect which the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the periods presented.

Three Months Ended March 31,	2013 Compared to 2012			2012 Compared to 2011
	Due to increase (decrease) in			Due to increase (decrease) in
(Dollars in thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Loans	$(595)	$(334)	$(929)	$(584)	$(86)	$(670)
Securities, taxable	(55)	(62)	(117)	233	(73)	160
Securities, tax exempt	(98)	(98)	(196)	(275)	(63)	(338)
Other earning assets	(3)	1	(2)	5	(2)	3
Total interest income	(751)	(493)	(1,244)	(621)	(224)	(845)

Three Months Ended March 31,	2013 Compared to 2012			2012 Compared to 2011
	Due to increase (decrease) in			Due to increase (decrease) in
(Dollars in thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest expense:
Interest-bearing deposits
Interest-bearing transaction accounts	1	(20)	(19)	6	(26)	(20)
Savings and money market accounts	(17)	(45)	(62)	19	(110)	(91)
Time deposits	(306)	(142)	(448)	(274)	(185)	(459)
Total interest-bearing deposits	(322)	(207)	(529)	(249)	(321)	(570)

Other interest-bearing liabilities:
Federal Home Loan Bank borrowings	(11)	9	(2)	(24)	22	(2)
Junior subordinated debentures	-	(6)	(6)		52	52
Other	1	-	1	-	-	-
Total other interest-bearing liabilities	(10)	3	(7)	(24)	74	50

Total interest expense	(332)	(204)	(536)	(273)	(247)	(520)

Net interest income	$(419)	$(289)	$(708)	$(348)	$23	$(325)

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

More specifically, in determining our allowance for loan losses, we regularly review loans for specific and impaired reserves based on the appropriate impairment assessment methodology. Pooled reserves are determined using historical loss trends measured over a four-quarter average applied to risk rated loans grouped by Federal Financial Institutions Examination Council (“FFIEC”) call code and segmented by impairment status. The pooled reserves are calculated by applying the appropriate historical loss ratio to the loan categories. Impaired loans greater than a minimum threshold established by management are excluded from this analysis. The sum of all such amounts determines our pooled reserves. We have shortened the period over which we review historical losses from eight quarters to four in response to industry trends and conditions; the shorter loss history window is more in line with our peer group and tracks more closely the unusual market volatility of the past several years, making the provision estimate more responsive to current economic conditions. The historical loss factors utilized in our model have been updated as of the end of the first quarter 2013 to reflect losses realized through the end of fourth quarter 2012.

As we mention above, we track our portfolio and analyze loans grouped by FFIEC call code categories. The first step in this process is to risk grade each loan in the portfolio based on one common set of parameters. These parameters include items like debt-to-worth ratio, liquidity of the borrower, net worth, experience in a particular field and other factors such as underwriting exceptions. Weight is also given to the relative strength of any guarantors on the loan.

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

As of March 31, 2013 and 2012, the allowance for loan losses was $4,198,520 and $5,749,117, respectively, a decrease of $1,550,597, or 26.97%, from the 2012 allowance. The decrease is partly due to the charge-off of certain borrowers against previously established allowances, which did not require the allowance to be replenished. As a percentage of total loans, the allowance for loan losses was 1.64% and 1.99% at March 31, 2013 and 2012, respectively. See the discussion regarding the provision expense and “Activity in the Allowance for Loan Losses” below for additional information regarding our asset quality and loan portfolio.

For the first quarters of 2013 and 2012, the provision for loan losses was $0 and $600,000, respectively. Our analysis of the allowance for loan losses as of March 31, 2013 showed that our overall loss rates have been stabilizing over the past several allowance calculations and that our credit exposure in the Myrtle Beach market and the Charleston market, which were particularly hard-hit by the downturn in the real estate markets, is phasing out. The decline in our provision expense in the first quarter of 2013 is reflective of our efforts to aggressively reduce our exposure to these markets, and a reduction in our amount of construction loans on our books.

We believe the allowance for loan losses at March 31, 2013, is adequate to meet potential loan losses inherent in the loan portfolio and, as described earlier, to maintain the flexibility to adjust the allowance should our local economy and loan portfolio either improve or decline in the future.

Noninterest Income

For the first quarter of 2013 compared to first quarter 2012, noninterest income decreased $136,943, or 10.92%. The decrease is due primarily to the following items:

1.	During the first quarter 2012, we realized a gain of $160,777 on sale of available-for-sale securities, whereas we did not sell any securities during the first quarter of 2013.

2.	In the first quarter 2012, we realized a one-time gain of $119,328 on the sale of a participation loan.

The above negative factors were offset by the following positive items:

1.	Because of historically low mortgage rates in effect during the past year, we experienced an increase in the volume of homeowners refinancing their existing mortgages, which is the chief reason why the gain on the sale of mortgage loans increased $83,414.

2.	Other service charges, commissions and fees increased $30,452. During 2012 we introduced a debit card rewards program that accounted for most of this increase.

Noninterest Expenses

For the quarters ended March 31, 2013 and 2012, noninterest expense totaled $4,149,697 and $4,029,456, respectively, an increase of $120,241, or 2.98%.

The expense for salaries and benefits was $1,928,709 and $1,748,895 for the first quarters of 2013 and 2012, respectively, a decrease of $179,814, or 10.28%. During the first quarter of 2012, we recognized a $337,153 reduction in this expense category as the result of canceling all stock appreciation rights outstanding at December 31, 2011. This reduction was offset by customary salaries and benefits increases.

Furniture and equipment expense for the first quarters of 2013 and 2012 was $295,515 and $359,659, respectively, which represents a decrease of $64,144. The decrease is due to the outsourcing of our data processing and servers to a vendor during the latter part of 2012.

Other operating expenses increased $4,251 from $1,563,135 for the first quarter of 2012 to $1,567,386 for the first quarter of 2013. While this is a minimal increase, we note the changes in the following expense items that are included in other operating expenses.

1.	For the first quarter of 2013, debit and credit card expenses increased $80,084 with the introduction of a debit card rewards program during 2012. We anticipate that this program will generate sufficient fee income to cover its related cost.

2.	Professional fees were $77,774 higher for the first quarter of 2013 because of increased legal fees relating to the collection of problem loans, the increased use of consultants to assist us with compliance matters, and to the timing of having compliance audits performed.

3.	During the first quarter of 2013, we recorded a $70,000 impairment loss on our equity security that was purchased for $100,000. At March 31, 2013, this security, with a carrying value of $30,000, is included in available-for-sale securities. While we believe there will be no further impairment, there is no assurance that the carrying value of this security will be realized in the future.

4.	OREO expenses for the first quarter of 2013 were $133,210 lower than the first quarter 2012. Expenses related to OREO include maintenance costs, marketing costs, property taxes, and other professional services. The decrease is partially attributable to the 36.69% reduction in the volume of our OREO. At March 31, 2013 and 2012, our OREO totaled $15,075,027 and $23,812,698, respectively.

5.	The remaining categories of other operating expenses declined $90,397 during the first quarter of 2013 as a result of operational changes that were implemented during the latter part of 2012.

Income Taxes

The income tax expense related to our pretax income for the first quarters of 2013 and 2012 was offset by a reversal of an equal amount of our valuation allowance related to our deferred tax assets. Therefore no income tax provision was required for the first quarters of 2013 and 2012.

Balance Sheet Review

General

At March 31, 2013, we had total assets of $404.5 million, consisting principally of $256.7 million in loans, $56.1 million in investments, and $36.2 million in cash and due from banks.  Our liabilities at March 31, 2013, totaled $363.4 million, which consisted principally of $335.2 million in deposits, $11.0 million in FHLB advances, and $14.9 million in other borrowings. At March 31, 2013, our shareholders’ equity was $41.0 million.

At December 31, 2012, we had total assets of $418.3 million, consisting principally of $260.3 million in loans, $61.4 million in investments, and $38.1 million in cash and due from banks. Our liabilities at December 31, 2012 totaled $377.1 million, consisting principally of $349.3 million in deposits, $11.0 million in FHLB advances, and $14.7 million in other borrowings.  At December 31, 2012, our shareholders' equity was $41.2 million.

Investment Securities

The investment securities portfolio, which is also a component of our total earning assets, consists of securities available-for-sale and nonmarketable equity securities.

Securities available-for-sale - At March 31, 2013 our investment in available-for-sale securities was $55,072,513. This is $4,998,499, or 8.32%, lower than our investment of $60,071,012 in available-for-sale securities at December 31, 2012.

The amortized costs and the fair value of our securities available-for-sale at March 31, 2013 and December 31, 2012 are shown in the following table.

	March 31, 2013		December 31, 2012
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Government sponsored enterprises	$7,453,595	$7,916,599	$7,591,892	$8,109,028
Mortgage-backed securities	45,589,732	47,125,914	50,197,908	51,956,484
Equity security	30,000	30,000	100,000	5,500
Total	$53,073,327	$55,072,513	$57,889,800	$60,071,012

At March 31, 2013, there were no securities in a loss position; however, at that date management determined that our equity investment of $100,000 in a local community bank was other-than-temporary impaired. Based on industry analyst reports and market trading prices, it was determined that the estimated fair market value of this investment was $30,000. Consequently, an impairment loss of $70,000 was recognized. While we do not intend to sell this security in the near future, and it is more likely than not that we will not be required sell it, there is no assurance that the carrying value of this security will be realized in the future.

Securities Available-for-Sale Maturity Distribution and Yields (1)

Contractual maturities and yields on our available for sale securities at March 31, 2013 are shown in the following table.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities are presented separately, maturities of which are based on expected maturities since paydowns are expected to occur before contractual maturity dates.

	U.S Government
	Sponsored
	Enterprises
(Dollars in thousands)	Amount	Yield
Due after ten years	$7,917	3.24%

(1)	Excludes mortgage-backed securities totaling $47,125,914 with a yield of 3.15% and an equity security in the amount $30,000.

Nonmarketable Equity Securities – Nonmarketable equity securities are recorded at their original cost since no ready market exists for these securities. At March 31, 2013 and December 31, 2012, nonmarketable equity securities consisted of Federal Home Loan Bank and Community Bankers Bank stock, which are recorded at their original cost of $996,900 and $58,100, respectively and $1,239,300 and $58,100, respectively. These securities are held primarily as a pre-requisite for accessing liquidity sources provided by the issuers of these securities.

Loans

Loans, including loans held for sale, are the largest category of earning assets and typically provide higher yields than the other types of earning assets. Associated with the higher loan yields are the inherent credit and liquidity risks, which we attempt to control and counterbalance. Loans averaged $262,024,318 during the first quarter of 2013 compared to $303,831,074 during the first quarter of 2012, a decrease of $41,806,756, or 13.76%. At March 31, 2013, total loans were $259,595,075 compared to $265,879,194 at December 31, 2012, a decrease of $6,284,119, or 2.36%. Excluding loans held for sale, loans were $256,710,111 at March 31, 2013, compared to $260,257,334 at December 31, 2012, which equated to a decrease of $3,547,223, or 1.36%. During first quarter of 2012 we charged off loans totaling $167,400 and foreclosed on loans totaling $444,910, whereby the loan balances were transferred to other real estate owned. The remainder of this decrease is the result of the economic downturn in our markets and worldwide deleveraging that caused the volume of new loan customers and average loan balances carried by current customers to decrease.

The following table summarizes the composition of our loan portfolio at March 31, 2013 and December 31, 2012.

	March 31,	% of	December 31,	% of
	2013	Total	2012	Total
Mortgage loans on real estate
Construction	$29,721,876	11.58%	$31,985,532	12.29%
Residential 1-4 family	32,936,638	12.83	35,091,846	13.48
Multifamily	5,432,935	2.12	5,563,043	2.14
Second mortgages	4,192,313	1.63	4,077,692	1.56
Equity lines of credit	21,960,882	8.55	22,502,339	8.65
Total residential	64,522,768	25.13	67,234,920	25.83
Nonresidential	122,445,341	47.70	122,309,917	47.00
Total real estate loans	216,689,985	84.41	221,530,369	85.12
Commercial and industrial	30,237,533	11.78	29,255,564	11.24
Consumer	9,651,923	3.76	9,304,913	3.58
Other, net	130,670	0.05	166,488	0.06
Total loans	$256,710,111	100.00%	$260,257,334	100.00%

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

The largest component of our loan portfolio is real estate mortgage loans. At March 31, 2013, real estate mortgage loans totaled $216,689,985 and represented 84.41% of the total loan portfolio, compared to $221,530,369, or 85.12%, at December 31, 2012. This represents a decrease of $4,840,384, or 2.18%, from the December 31, 2012 balance.

Residential mortgage loans totaled $64,522,768 at March 31, 2013 and represented 25.13% of the total loan portfolio, compared to $67,234,920 and 25.83%, respectively, at December 31, 2012. Residential real estate loans consist of first and second mortgages on single or multi-family residential dwellings.

Nonresidential mortgage loans, which include commercial loans and other loans secured by multi-family properties and farmland, totaled $122,445,341 at March 31, 2013 compared to $122,309,917 at December 31, 2012. This represents a slight increase of $135,424, or 0.11%, from the December 31, 2012 balance. These loans represented 47.70% and 47.00% of the total loans at March 31, 2013 and December 31, 2012, respectively.

Real estate construction loans were $29,721,876 and $31,985,532 at March 31, 2013 and December 31, 2012, respectively, and represented 11.58% and 12.29% of the total loan portfolio, respectively. From December 31, 2012 to March 31, 2013, these loans declined $2,263,656, or 7.08%.

Currently, the demand for all types of real estate loans in our market area is weak, largely because of a slow recovery from the recent recession that affected many businesses and individuals in our market area.

Commercial and industrial loans increased $981,969, or 3.36%, to $30,237,533 at March 31, 2013, from $29,255,564 at December 31, 2012. At March 31, 2013 and December 31, 2012, commercial and industrial loans represented 11.78% and 11.24%, respectively, of the total loan portfolio.

Our loan portfolio is also comprised of consumer and other loans that totaled $9,782,593 and $9,471,401 at March 31, 2013 and December 31, 2012, respectively. At March 31, 2013 and December 31, 2012, these loans represented 3.81% and 3.64%, respectively, of the total loan portfolio.

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

The following table summarizes loan maturity distribution by type and related interest rate characteristics at March 31, 2013.

		Over
		One Year
	One Year or	Through	Over Five
(Dollars in thousands)	Less	Five Years	Years	Total

Real estate	$79,323	$113,991	$23,376	$216,690
Commercial and industrial	11,770	18,467	-	30,237
Consumer and other	1,884	6,687	1,212	9,783
	$92,977	$139,145	$24,588	$256,710
Loans maturing after one year with:
Fixed interest rates				$111,675
Floating interest rates				52,058
				$163,733

Allowance for Loan Losses

The following table summarizes the allocation of the allowance for loan losses at March 31, 2013 and December 31, 2012.

	March 31,	% of	December 31,	% of
(Dollars in thousands)	2013	Total	2012	Total
Real estate loans
Construction	$485	11.55%	$1,441	34.58%
Residential	1,105	26.32	951	22.82
Nonresidential	1,910	45.48	1,129	27.10
Total real estate loans	3,500	83.35	3,521	84.50
Commercial and industrial	660	15.72	616	14.78
Consumer and other	39	0.93	30	0.72
Total loans	$4,199	100.00%	$4,167	100.00%

Activity in the Allowance for Loan Losses

The following table summarizes the activity related to our allowance for loan losses for the three months ended March 31, 2013 and 2012.

	Three Months Ended
	March 31,
(Dollars in thousands)	2013	2012
Balance, January 1,	$4,167	$7,743
Loans charged off:
Real estate – Construction	7	1,476
Real estate – Residential	95	223
Real estate – Nonresidential	48	412
Commercial and industrial	3	539
Consumer and other	13	1
Total loan losses	166	2,651
Recoveries of previous loan losses:
Real estate – Construction	78	4
Real estate – Residential	90	24
Real estate – Nonresidential	-	1
Commercial and industrial	28	28
Consumer and other	2	-
Total recoveries	198	57
Net charge-offs (recoveries)	(32)	2,594
Provision for loan losses	-	600
Balance, March 31,	$4,199	$5,749

Total loans outstanding, end of period	$256,710	$289,328

Allowance for loan losses to loans outstanding	1.64%	1.99%

Risk Elements in the Loan Portfolio

The following table shows the nonperforming assets, percentages of net charge-offs, and the related percentage of allowance for loan losses for the three months ended March 31, 2013 and 2012.

	March 31,
(Dollars in thousands)	2013	2012
Loans over 90 days past due and still accruing	$544	$-
Loans on nonaccrual:
Real Estate Construction	2,288	7,639
Real Estate Residential	3,454	4,068
Real Estate Nonresidential	11,908	9,610
Commercial	1,808	1,452
Consumer	83	23
Total nonaccrual loans	19,541	22,792
Total of nonperforming loans	20,085	22,792
Other nonperforming assets	15,075	23,813
Total nonperforming assets	$35,160	$46,605

Percentage of nonperforming assets to total assets	8.70%	9.59%
Percentage of nonperforming loans to total loans	7.82%	7.88%
Allowance for loan losses as a percentage of non-performing loans	20.91%	25.22%

Loans over 90 days past due and still accruing – At March 31, 2013, loans over 90 days past due and still accruing were secured by real estate and were, with the exception of one loan for $270,373, included in our impaired loan classification.

Nonaccruing loans – At March 31, 2013 and 2012, loans totaling $19,539,884 and $22,792,145, respectively, were in nonaccrual status. Generally, loans are placed on nonaccrual status if principal or interest payments become 90 days past due and/or we deem the collectibility of the principal and/or interest to be doubtful.  Once a loan is placed in nonaccrual status, all previously accrued and uncollected interest is reversed against interest income.  Interest income on nonaccrual loans is recognized on a cash basis when the ultimate collectability is no longer considered doubtful.  Loans are returned to accrual status when the principal and interest amounts contractually due are brought current and future payments are reasonably assured. For the first quarters of 2013 and 2012, interest income recognized on nonaccrual loans was $148,728 and $97,949, respectively. If the nonaccrual loans had been accruing interest at their original contracted rates, related income would have been $289,706 and $246,643 for quarter ended March 31, 2013 and 2012, respectively. All nonaccruing loans at March 31, 2013 and 2012 were included in our classification of impaired loans at those dates.

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

At March 31, 2013 there were 51 loans classified as a TDR totaling $13,062,003. Of the 51 loans, 17 loans totaling $5,533,207 were performing while 34 loans totaling $7,528,795 were not performing. At March 31, 2012, there were 42 loans classified as a TDR totaling $8,859,571. Of the 42 loans, 11 loans totaling $2,434,618 were performing while 31 loans totaling $6,424,953 were not performing. All restructured loans resulted in either extended maturity or lowered rates and were included in the impaired loan balance.

Impaired loans - At March 31, 2013, we had impaired loans totaling $26,613,230, as compared to $26,637,786 at March 31, 2012. Included in the impaired loans at March 31, 2013 were 12 borrowers that accounted for approximately 79% of the total amount of the impaired loans at that date. These loans were primarily commercial real estate loans located in the following South Carolina areas: 27% in the Coastal area, 15% in the Columbia area and 58% in the Florence area.  Impaired loans, as a percentage of total loans, were 9.98% at March 31, 2013 as compared to 9.21% at March 31, 2012.

During the quarter ended March 31, 2013, the average investment in impaired loans was approximately $26,739,000 as compared to $26,572,000 during the quarter ended March 31, 2012. Impaired loans with a specific allocation of the allowance for loan losses totaled $7,729,196 and $6,852,508 at March 31, 2013 and 2012, respectively. The amount of the specific allocation at March 31, 2013 and 2012 was $405,265 and $1,318,877, respectively.

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

As of March 31, 2013, we had OREO properties totaling $15,075,027, geographically located in the following South Carolina areas – 67.38% in the Coastal area, 15.46% in the Columbia area and 17.16% in the Florence area.  The combined nature of these properties is 75.87% commercial and 24.13% residential and other.  While we are diligently trying to dispose of our OREO properties, the current low demand in our local real estate market affects our ability to do so in a timely manner without experiencing additional losses.  Additionally, there can be no assurance that these properties can be sold for their carrying values.

From March 31, 2012 to March 31, 2013, due primarily to sales, OREO decreased $8,737,671, or 36.69%. While OREO properties that consist of raw land continue to be difficult to sell, the majority of our OREO inventory with improvements is income producing, either through sale or interim leasing. This cash flow helps offset direct costs such as taxes and insurance, while offsetting opportunity cost during marketing. During first quarters of 2013 and 2012, income earned on OREO was $14,016 and $58,999, respectively. OREO expense, net of income earned, for the quarters ended March 31, 2013 and 2012, was $216,265 and $349,475.

Deposits and Other Interest-Bearing Liabilities

Average interest-bearing liabilities decreased $79,796,444, or 20.56%, to $308,409,906 for the first quarter of 2013, from $388,206,350 for the comparable 2012 period.

Deposits - For the quarter ended March 31, 2013 and 2012, average total deposits were $343,513,855 and $420,353,115, respectively, which is a decrease of $76,839,260, or 18.28%. At March 31, 2013 and December 31, 2012, total deposits were $335,166,051 and $349,314,134, respectively, a decrease of $14,148,083, or 4.05%.

Average interest-bearing deposits decreased $81,709,930, or 22.42%, to $282,714,350 for the quarter ended March 31, 2013, from $364,424,280 for the quarter ended March 31, 2012.

The average balance of non-interest bearing deposits increased $4,870,670, or 8.71%, to $60,799,505 for the three months ended March 31, 2013, from $55,928,835 for the three months ended March 31, 2012.

The following table shows the average balance amounts and the average rates paid on deposits held by us for the three months ended March 31, 2013 and 2012.

	2013		2012
	Average	Average	Average	Average
	Amount	Rate	Amount	Rate
Non-interest bearing demand deposits	$60,799,505	0.00%	$55,928,835	0.00%
Interest bearing demand deposits	43,955,905	0.13	42,448,843	0.31
Savings accounts	101,727,853	0.24	120,731,757	0.41
Time deposits	137,030,592	1.79	201,243,680	2.10
Total	$343,513,855	0.80%	$420,353,115	1.15%

Core deposits, which exclude time deposits of $100,000 or more, provide a relatively stable funding source for our loan portfolio and other earning assets. Our core deposits were $261,058,457 and $265,610,288 at March 31, 2013 and December 31, 2012, respectively. As of March 31, 2013 and December 31, 2012, our core deposits were 77.89% and 76.04% of total deposits, respectively. Overall, we have placed a high priority on securing low-cost local deposits over other, more costly, funding sources in the current low-rate environment.

Included in time deposits of $100,000 and over, at March 31, 2013 and December 31, 2012, are brokered time deposits of $50,935,000 and $57,885,000, respectively, equating to a decrease of $6,950,000. In accordance with our asset/liability management strategy, we do not intend to renew or replace the brokered deposits outstanding at March 31, 2013, when they mature.

Deposits, and particularly core deposits, have been our primary source of funding and have enabled us to meet successfully both our short-term and long-term liquidity needs. We anticipate that such deposits will continue to be our primary source of funding in the future. Our loan-to-deposit ratio was 76.59% and 74.51% on March 31, 2013 and December 31, 2012, respectively.

The maturity distribution of our time deposits of $100,000 or more at March 31, 2013 is set forth in the following table:

March 31,
2013
Three months or less	$23,046,073
Over three through twelve months	28,366,785
Over one year through three years	22,289,137
Over three years	405,599
Total	$74,107,594

Approximately 31.10% of our time deposits of $100,000 or more had scheduled maturities within one year. Large certificate of deposit customers tend to be extremely sensitive to interest rate levels, making these deposits less reliable sources of funding for liquidity planning purposes than core deposits. We expect most certificates of deposit with maturities less than one year to be renewed upon maturity. However, there is the possibility that some certificates may not be renewed. We believe that, should these certificates of deposit not be renewed, the impact would be minimal on our operations and liquidity due to the availability of other funding sources.

Other Borrowings - Other borrowings at March 31, 2013 and December 31, 2012, consist of the following:

	March 31,	December 31,
	2013	2012
Securities sold under agreements to repurchase	$4,578,154	$4,377,978
Advances from Federal Home Loan Bank	11,000,000	11,000,000
Junior subordinated debentures	10,310,000	10,310,000

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

Capital Resources

Total shareholders' equity at March 31, 2013 and December 31, 2012 was $41.1 million and $41.2 million, respectively. The $0.1 million decrease during the first three months of 2013 resulted mainly from our other comprehensive loss of $0.2 million.

The following table shows the return on average assets (net income divided by average total assets), return on average equity (net income divided by average equity), and equity to assets ratio (average equity divided by average total assets) for the three months ended March 31, 2013 and 2012. While we have not paid a cash dividend on our common stock since our inception, the Company has declared and paid dividends on its outstanding shares of preferred stock, and made quarterly interest payments on its trust-preferred securities as agreed. Under the terms of the Company MOU, the terms of which are more fully described as part of “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Regulatory Matters,” the Company must request prior approval from the Federal Reserve prior to declaring or paying dividends on our common stock or preferred stock, or making scheduled interest payments on our trust-preferred securities. Such approval was not granted by the Federal Reserve for payment of the Company’s dividends and interest payments due and payable in the six consecutive quarters ended March 31, 2013. Also, such approval was not granted for payments due in the second quarter of 2013.

	Three Months Ended
	March 31,
	2013	2012
Return on average assets	0.01%	0.31%
Return on average equity	0.13	3.66
Average equity to average assets ratio	9.95	8.53

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

The Company and the Bank were each considered to be “well capitalized” for regulatory purposes at March 31, 2013 and December 31, 2012. The following table shows the regulatory capital ratios for the Company and the Bank at March 31, 2013 and December 31, 2012.

	March 31, 2013		December 31, 2012
	Holding		Holding
	Company	Bank	Company	Bank

Total capital (to risk-weighted assets)	17.21%	15.80%	17.16%	15.72%
Tier 1 capital (to risk-weighted assets)	15.97%	14.55%	15.91%	14.47%
Leverage or Tier 1 capital (to total average assets)	12.13%	11.02%	11.48%	10.40%

Effect of Inflation and Changing Prices

The effect of relative purchasing power over time due to inflation has not been taken into account in our consolidated financial statements.  Rather, our financial statements have been prepared on a historical cost basis in accordance with generally accepted accounting principles.

Unlike most industrial companies, the assets and liabilities of financial institutions such as our bank subsidiary are primarily monetary in nature. Therefore, interest rates have a more significant effect on our performance than do the general rate of inflation and of goods and services. In addition, interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services. As discussed previously in "Management’s Discussion and Analysis - Rate/Volume Analysis," we seek to manage the relationships between interest sensitive-assets and liabilities in order to protect against wide interest rate fluctuations, including those resulting from inflation.

Off-Balance Sheet Risk

Through our operations, we have made contractual commitments to extend credit in the ordinary course of business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At March 31, 2013, we had issued commitments to extend credit of $35.9 million and standby letters of credit of $0.1 million through various types of commercial lending arrangements. Approximately $32.3 million of these commitments to extend credit had variable rates.

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at March 31, 2013.

			After
		After One	Three
	Within	Through	Through	Within	Greater
(Dollars in Thousands)	One	Three	Twelve	One	Than
	Month	Months	Months	Year	One Year	Total
Unused commitments to extend credit	$1,852	$1,071	$11,615	$14,538	$21,369	$35,907
Standby letters of credit	-	-	83	83	-	83
Totals	$1,852	$1,071	$11,698	$14,621	$21,369	$35,990

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

We were liability sensitive during the year ended December 31, 2012 and during the three months ended March 31, 2013. As of March 31, 2013, we expect to be liability sensitive for the next nine months because a majority of our deposits reprice over a 12-month period. Approximately 35% of our loans were variable rate loans at March 31, 2013. The ratio of cumulative gap to total earning assets after 12 months was a negative 20.49% because $71.4 million more liabilities will reprice in a 12-month period than assets. However, our gap analysis is not a precise indicator of our interest sensitivity position. The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally.  For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but those rates are viewed by us as significantly less interest-sensitive than market-based rates such as those paid on noncore deposits. Net interest income may be affected by other significant factors in a given interest rate environment, including changes in the volume and mix of interest-earning assets and interest-bearing liabilities.

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

At March 31, 2013, our liquid assets, consisting of cash and cash equivalents amounted to $36.2 million, or 8.95% of total assets.  Our investment securities, excluding nonmarketable securities, at March 31, 2013, amounted to $55.1 million, or 13.62% of total assets.  Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner.  However, $14.3 million of these securities were pledged as collateral to secure public deposits and borrowings as of March 31, 2013.  At December 31, 2012, our liquid assets, consisting of cash and cash equivalents, amounted to $38.1 million, or 9.10% of total assets.  Our investment securities, excluding nonmarketable securities, at December 31, 2012 amounted to $60.1 million, or 14.36% of total assets.  Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner.  However, $14.9 million of these securities were pledged as collateral to secure public deposits and borrowings as of December 31, 2012.

Our ability to maintain and expand our deposit base and borrowing capabilities serves as our primary source of liquidity.  For the near future, it is our intention to reduce the use of wholesale funding to fund loan demand.  We plan to meet our future cash needs through the liquidation of temporary investments, the generation of deposits, and from additional borrowings.  In addition, we will receive cash upon the maturity and sale of loans and the maturity of investment securities. At March 31, 2013, we had a $5.0 million unused line of credit with the Federal Reserve Bank and had sufficient unpledged securities that would have allowed us to borrow an additional $40.8 million from the Federal Reserve Bank.  Also, as member of the Federal Home Loan Bank of Atlanta, (the “FHLB”) we can make applications for borrowings that can be made for leverage purposes.  The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the bank be pledged to secure any advances from them. We have an available line to borrow funds from the FHLB up to 30% of the Bank’s total assets, which provide additional available funds of $125.4 million at March 31, 2013.  At that date the bank had drawn $11.0 million on this line.  We believe that the sources described above will be sufficient to meet our future liquidity needs.

The Company is largely dependent upon dividends from the Bank as a source of cash.  The Bank MOU restricts the ability of the Bank to declare and pay dividends to the Company.  The Company MOU requires the Company to obtain approval of the Federal Reserve Bank prior to declaring dividends.  The Federal Reserve did not approve the Company’s request to pay dividends and interest payments relating to its outstanding classes of preferred stock and trust preferred securities due and payable in the six consecutive quarters ended March 31, 2013, nor did Federal Reserve approve the Company's request to make the payments due in the second quarter of 2013. See “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Regulatory Matters” for additional information relating to the Company MOU.

Asset/liability management is the process by which we monitor and control the mix and maturities of our assets and liabilities. The essential purposes of asset/liability management are to ensure adequate liquidity and to maintain an appropriate balance between interest sensitive assets and liabilities in order to minimize potentially adverse impacts on earnings from changes in market interest rates. We have both an internal finance committee consisting of senior management that meets at various times during each quarter and a management finance committee that meets weekly as needed.  The finance committees are responsible for maintaining the level of interest rate sensitivity of our interest-sensitive assets and liabilities within board-approved limits.

Interest Sensitivity Analysis

The following table sets forth information regarding our rate sensitivity as of March 31, 2013, for each of the time intervals indicated. The information in the table may not be indicative of our rate sensitivity position at other points in time.  In addition, the maturity distribution indicated in the table may differ from the contractual maturities of the earning assets and interest-bearing liabilities presented due to consideration of prepayment speeds under various interest rate change scenarios in the application of the interest rate sensitivity methods described above.

The following table sets forth our interest rate sensitivity March 31, 2013.

			After		Greater
		After One	Three		Than One
	Within	Through	Through	Within	Year or
(Dollars in Thousands)	One	Three	Twelve	One	Non-
	Month	Months	Months	Year	Sensitive	Total
Assets
Interest-earning assets
Interest-bearing deposits in other banks	$32,588	$-	$-	$32,588	$-	$32,588
Time Deposits in other banks	-	-	201	201	-	201
Loans (1)	48,383	25,250	74,287	147,920	111,675	259,595
Securities, taxable	-	-	-	-	55,073	55,073
Nonmarketable securities	1,055	-	-	1,055	-	1,055
Total earning assets	82,026	25,250	74,488	181,764	166,748	348,512

Liabilities
Interest-bearing liabilities
Interest-bearing deposits:
Demand deposits	43,787	-	-	43,787	-	43,787
Savings deposits	100,259	-	-	100,259	-	100,259
Time deposits	13,206	29,581	51,788	94,565	33,780	128,345
Total interest-bearing deposits	157,252	29,581	51,788	238,611	33,780	272,391
Federal Home Loan Bank advances	-	-	10,000	10,000	1,000	11,000
Junior subordinated debentures	-	-	-	-	10,310	10,310
Repurchase agreements	4,578	-	-	4,578	-	4,578
Total interest-bearing liabilities	161,830	29,581	61,788	253,189	45,090	298,279

Period gap	$(79,804)	$(4,331)	$12,710	$(71,425)	$121,658

Cumulative gap	$(79,804)	$(84,135)	$(71,425)	$(71,425)	$50,233

Ratio of cumulative gap to total earning assets	(22.90)%	(24,14)%	(20.49)%	(20.49)%	14.41%

(1)	Including mortgage loans held for sale

Item 3. Quantitative and Qualitative Disclosures About Market Risk

See "Market Risk" and "Liquidity and Interest Rate Sensitivity" in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for quantitative and qualitative disclosures about market risk, which information is incorporated herein by reference.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	The following stock repurchases were made during the period covered by this report in connection with administration of the Company’s employee stock ownership plan.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2013– January 31, 2013	502	$2.08	-	-
February 1, 2013 - February 29, 2013	-	$-	-	-
March 1, 2013 – March 31, 2013	-	$-	-	-
	502	$2.08	-	-

Item 6. Exhibits

Exhibit Number	Exhibit
31.1	Certification pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended.
31.2	Certification pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive Data Files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 in XBRL. Pursuant to Regulation 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and are otherwise not subject to liability.

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST RELIANCE BANCSHARES, INC.

Date: May 9, 2013	By:	/s/ F.R. SAUNDERS, JR.
F. R. Saunders, Jr.
President & Chief Executive Officer

Date: May 9, 2013	By:	/s/ JEFFERY A. PAOLUCCI
Jeffery A. Paolucci
Senior Vice President and Chief Financial Officer

-41-