Form 10-Q
period 2013-06-30
FIRST RELIANCE BANCSHARES INC
filed 2013-08-09
CIK 1172102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

(Mark One)	FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2013

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

4,566,650 shares of common stock, par value $0.01 per share, as of July 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

FIRST RELIANCE BANCSHARES, INC.

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2013	2012
	(Unaudited)	(Audited)
Assets
Cash and cash equivalents:
Cash and due from banks	$2,541,890	$2,893,020
Interest-bearing deposits with other banks	32,171,558	35,169,883
Total cash and cash equivalents	34,713,448	38,062,903

Time deposits in other banks	101,106	100,953

Securities available-for-sale	50,247,151	60,071,012
Nonmarketable equity securities	1,055,000	1,297,400
Total investment securities	51,302,151	61,368,412

Mortgage loans held for sale	2,390,367	5,621,860

Loans receivable	238,440,956	260,257,334
Less allowance for loan losses	(3,540,037)	(4,167,482)
Loans, net	234,900,919	256,089,852

Premises, furniture and equipment, net	24,577,054	24,626,975
Accrued interest receivable	1,163,670	1,276,898
Other real estate owned	16,179,513	15,289,991
Cash surrender value life insurance	12,771,554	12,599,787
Other assets	2,279,702	3,239,579
Total assets	$380,379,484	$418,277,210
Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Noninterest-bearing transaction accounts	$62,424,974	$58,023,250
Interest-bearing transaction accounts	45,711,943	42,568,838
Savings	95,190,295	104,031,114
Time deposits $100,000 and over	57,257,561	83,703,846
Other time deposits	50,391,544	60,987,086
Total deposits	310,976,317	349,314,134

Securities sold under agreement to repurchase	5,246,235	4,377,978
Advances from Federal Home Loan Bank	11,000,000	11,000,000
Junior subordinated debentures	10,310,000	10,310,000
Accrued interest payable	516,868	465,409
Other liabilities	2,196,589	1,611,762
Total liabilities	340,246,009	377,079,283

Shareholders’ Equity
Preferred stock
Series A cumulative perpetual preferred stock - 15,349 shares issued and outstanding	15,047,526	15,120,344
Series B cumulative perpetual preferred stock - 767 shares issued and outstanding	778,214	786,399
Series C cumulative mandatory convertible preferred stock - 2,293 shares shares issued and outstanding	2,293,000	2,293,000
Common stock, $0.01 par value; 20,000,000 shares authorized, 4,095,821 and 4,094,861 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	40,958	40,949
Capital surplus	27,991,394	27,991,132
Treasury stock, at cost, 29,846 and 19,289 shares at June 30, 2013 and December 31, 2012, respectively	(201,191)	(182,234)
Nonvested restricted stock	(48,856)	(123,466)
Retained deficit	(6,477,059)	(6,207,116)
Accumulated other comprehensive income	709,489	1,478,919
Total shareholders’ equity	40,133,475	41,197,927
Total liabilities and shareholders’ equity	$380,379,484	$418,277,210

See notes to condensed consolidated financial statements

FIRST RELIANCE BANCSHARES, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Interest income:
Loans, including fees	$3,372,998	$4,103,473	$6,844,202	$8,503,300
Investment securities:
Taxable	314,256	462,383	662,240	927,033
Nontaxable	-	181,098	-	378,089
Other interest income	26,592	30,114	52,935	57,994
Total	3,713,846	4,777,068	7,559,377	9,866,416

Interest expense:
Time deposits	521,825	957,333	1,126,488	2,009,891
Other deposits	50,277	104,504	123,988	259,138
Other interest expense	118,481	128,374	240,018	257,027
Total	690,583	1,190,211	1,490,494	2,526,056

Net interest income	3,023,263	3,586,857	6,068,883	7,340,360

Provision for loan losses	-	-	-	600,000

Net interest income after provision for loan losses	3,023,263	3,586,857	6,068,883	6,740,360

Noninterest income:
Service charges on deposit accounts	403,885	445,903	817,200	850,518
Gain on sales of mortgage loans	280,472	342,583	574,041	552,738
Income from bank owned life insurance	86,727	95,130	171,767	189,677
Other charges, commissions and fees	225,739	257,536	467,664	469,009
Gain on sale of securities	33,917	347,010	33,917	507,787
Other non-interest income	85,777	263,486	169,426	436,360
Total	1,116,517	1,751,648	2,234,015	3,006,089

Noninterest expenses:
Salaries and employee benefits	1,976,955	2,047,370	3,905,664	3,796,265
Occupancy expense	375,060	374,494	733,147	732,261
Furniture and equipment expense	177,327	393,277	472,842	752,936
Other operating expenses	1,805,514	2,443,534	3,372,900	4,006,669
Total	4,334,856	5,258,675	8,484,553	9,288,131

Income (loss) before income taxes	(195,076)	79,830	(181,655)	458,318

Income tax	-	-	-	-

Net income (loss)	(195,076)	79,830	(181,655)	458,318

Preferred stock dividends	249,247	249,247	498,495	498,495
Deemed dividends on preferred stock resulting from net accretion of discount and amortization of premium	44,388	44,388	88,288	88,776

Net loss available to common shareholders	$(488,711)	$(213,805)	$(768,438)	$(128,953)

Average common shares outstanding, basic	4,095,271	4,096,774	4,095,069	4,091,314
Average common shares outstanding, diluted	4,095,271	4,096,774	4,095,069	4,091,314

Basic loss per share	$(0.12)	$(0.05)	$(0.19)	$(0.03)
Diluted loss per share	$(0.12)	$(0.05)	$(0.19)	$(0.03)

See notes to condensed consolidated financial statements

FIRST RELIANCE BANCSHARES, INC.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Net income (loss) from operations	$(195,076)	$79,830	$(181,655)	$458,318

Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) on available-for-sale securities arising during the period	(890,286)	712,113	(1,142,311)	746,046
Income tax expense (benefit)	(302,698)	242,119	(349,066)	253,656
Net of income taxes	(587,588)	469,994	(793,245)	429,390
Reclassification adjustment for gains (losses) realized in net income from operations	33,917	347,010	(36,083)	507,787
Income tax expense (benefit)	11,532	117,984	(12,268)	172,648
Net of income taxes	22,385	229,026	(23,815)	335,139

Other comprehensive income (loss)	(609,973)	240,968	(769,430)	157,251

Comprehensive income (loss)	$(805,049)	$320,798	$(951,085)	$615,569

See notes to condensed consolidated financial statements

FIRST RELIANCE BANCSHARES, INC.

Condensed Consolidated Statements of Shareholders’ Equity

For the Six Months Ended June 30, 2013 and 2012

(Unaudited)

							Accumulated
							Other
					Nonvested	Retained	Comprehensive
	Preferred	Common	Capital	Treasury	Restricted	Earnings	Income
	Stock	Stock	Surplus	Stock	Stock	(Deficit)	(Loss)	Total
Balance, December 31, 2011	$18,021,216	$40,844	$27,992,485	$(173,650)	$(320,196)	$(6,304,429)	$1,861,720	$41,117,990

Net income						458,318		458,318

Changes in unrealized gains, and losses on securities							157,251	157,251

Accretion of Series A Preferred stock discount	97,006					(97,006)		-

Amortization of Series B Preferred stock premium	(8,231)					8,231		-

Issuance Common Stock		8	993					1,001

Net Change in Restricted Stock		116	7,766		104,960			112,842

Purchase of treasury stock				(8,422)				(8,422)

Balance, June 30, 2012	$18,109,991	$40,968	$28,001,244	$(182,072)	$(215,236)	$(5,934,886)	$2,018,971	$41,838,980

Balance, December 31, 2012	$18,199,743	$40,949	$27,991,132	$(182,234)	$(123,466)	$(6,207,116)	$1,478,919	$41,197,927

Net loss						(181,655)		(181,655)

Changes in unrealized gains and losses on securities							(769,430)	(769,430)

Expense of auctioning Series A and Series B Preferred stock	(169,291)							(169,291)

Accretion of Series A Preferred stock discount	96,473					(96,473)		-

Amortization of Series B Preferred stock premium	(8,185)					8,185		-

Issuance Common Stock		5	997					1,002

Net Change in Restricted Stock		4	(735)		74,610			73,879

Purchase of treasury stock				(18,957)				(18,957)

Balance, June 30, 2013	$18,118,740	$40,958	$27,991,394	$(201,191)	$(48,856)	$(6,477,059)	$709,489	$40,133,475

See notes to condensed consolidated financial statements

FIRST RELIANCE BANCSHARES, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$(181,655)	$458,318
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	-	600,000
Depreciation and amortization expense	455,695	464,735
Gain on sale of available-for-sale securities	(33,917)	(507,787)
Impairment loss on available-for-sale securities	70,000	-
Loss on sale of other real estate owned	243,602	35,021
Write down of other real estate owned	-	882,189
Discount accretion and premium amortization	156,248	115,246
Disbursements for mortgage loans held-for-sale	(16,186,634)	(25,332,201)
Proceeds from sale of mortgage loans held-for-sale	19,418,127	26,603,647
Decrease in interest receivable	113,228	397,366
Increase in cash surrender value of life insurance	(171,767)	(189,677)
Increase in interest payable	51,459	69,945
Amortization of deferred compensation on restricted stock	73,879	112,842
Decrease in other assets	1,229,650	629,303
Increase (decrease) in other liabilities	584,827	(257,623)
Net cash provided by operating activities	5,822,742	4,081,324

Cash flows from investing activities:
Net decrease in loans receivable	17,361,644	10,175,412
Purchases of securities available-for-sale	(1,030,258)	(13,220,603)
Proceeds on sales of securities available-for-sale	712,248	10,004,866
Maturities of securities available-for-sale	8,843,311	5,621,199
Net decrease of nonmarketable equity securities	242,400	811,900
Net increase in time deposits in other banks	(153)	(329)
Proceeds from sales of other real estate owned	2,694,167	3,096,044
Purchases of premises and equipment	(338,750)	(146,466)
Net cash provided by investing activities	28,484,609	16,342,023

Cash flows from financing activities:
Net decrease in demand deposits, interest-bearing transaction accounts and savings accounts	(1,295,990)	(491,097)
Net decrease in certificates of deposit and other time deposits	(37,041,827)	(28,104,446)
Net increase in securities sold under agreements to repurchase	868,257	4,377,004
Expense of auctioning Series A and Series B Preferred stock	(169,291)	-
Issuance of common stock	1,002	1,001
Purchase of treasury stock	(18,957)	(8,422)
Net cash used by financing activities	(37,656,806)	(24,225,960)

Net decrease in cash and cash equivalents	(3,349,455)	(3,802,613)

Cash and cash equivalents, beginning of period	38,062,903	44,020,830

Cash and cash equivalents, end of period	$34,713,448	$40,218,217

Cash paid during the period for:
Income taxes	$-	$-
Interest	1,439,035	2,456,111

Supplemental noncash investing and financing activities:
Foreclosures on loans	$3,827,291	$4,138,633
Net change in gains (losses) on available-for-sale securities	(769,430)	157,251

See notes to condensed consolidated financial statements

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1 - Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit certain disclosures that would appear in audited annual consolidated financial statements. The consolidated financial statements as of June 30, 2013 and for the interim periods ended June 30, 2013 and 2012 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. The consolidated financial information as of December 31, 2012 has been derived from the audited consolidated financial statements as of that date. For further information, refer to the consolidated financial statements and the notes included in First Reliance Bancshares, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012.

Note 2 - Recently Issued Accounting Pronouncements

The following is a summary of recent authoritative pronouncements: – First Quarter

The Comprehensive Income topic of the ASC was amended in June 2011. The amendment eliminated the option to present other comprehensive income as a part of the statement of changes in stockholders’ equity and required consecutive presentation of the statement of net income and other comprehensive income. The amendments were applicable to the Company January 1, 2012 and have been applied retrospectively. In December 2011, the topic was further amended to defer the effective date of presenting reclassification adjustments from other comprehensive income to net income on the face of the financial statements while the FASB redeliberated the presentation requirements for the reclassification adjustments. In February 2013, the FASB further amended the Comprehensive Income topic clarifying the conclusions from such redeliberations. Specifically, the amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the amendments do require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, in certain circumstances an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. The amendments were effective for the Company on a prospective basis for reporting periods beginning after December 15, 2012. These amendments did not have a material effect on the Company’s financial statements.

On April 22, 2013, the FASB issued guidance addressing application of the liquidation basis of accounting. The guidance is intended to clarify when an entity should apply the liquidation basis of accounting. In addition, the guidance provides principles for the recognition and measurement of assets and liabilities and requirements for financial statements prepared using the liquidation basis of accounting. The amendments will be effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein and those requirements should be applied prospectively from the day that liquidation becomes imminent. Early adoption is permitted. The Company does not expect these amendments to have any effect on its financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Note 3 - Reclassifications

Certain captions and amounts in the financial statements in the Company’s Form 10-Q for the quarter ended June 30, 2012 were reclassified to conform to the June 30, 2013 presentation.

Note 4 - Investment Securities

The amortized cost and estimated fair values of securities available-for-sale were:

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
June 30, 2013
U.S. Government-sponsored agencies	$7,410,947	$213,209	$-	$7,624,156
Mortgage-backed securities	41,731,220	980,709	118,934	42,592,995
Equity security	30,000	-	-	30,000
Total	$49,172,167	$1,193,918	$118,934	$50,247,151

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
December 31, 2012
U.S. Government-sponsored agencies	$7,591,892	$517,136	$-	$8,109,028
Mortgage-backed securities	50,197,908	1,758,576	-	51,956,484
Equity security	100,000	-	94,500	5,500
Total	$57,889,800	$2,275,712	$94,500	$60,071,012

The following is a summary of maturities of securities available-for-sale as of June 30, 2013. The amortized cost and estimated fair values are based on the contractual maturity dates. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty. Mortgage-backed securities are presented as a separate line, maturities of which are based on expected maturities since paydowns are expected to occur before contractual maturity dates.

	Amortized	Estimated
	Cost	Fair Value
U.S. Government-sponsored agencies - due after ten years	$7,410,947	$7,624,156
Mortgage-backed securities	41,731,220	42,592,995
Equity security	30,000	30,000
Total	$49,172,167	$50,247,151

The following table shows gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2013 and December 31, 2012.

	June 30, 2013		December 31, 2012
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses
Less Than 12 Months
Mortgage-backed securities	$7,798,217	$118,934	$-	$-

12 Months or More
Equity security	-	-	5,500	94,500
Total securities available-for-sale	$7,798,217	$118,934	$5,500	$94,500

At June 30, 2013, there were no securities that had been in a loss position for 12 months or more. However, during the first quarter of 2013 management determined that the Company’s equity investment of $100,000 in a local community bank was other-than-temporarily impaired. Based on industry analyst reports and market trading prices, it was determined that the estimated fair market value of this investment was $30,000. Consequently, an impairment loss of $70,000 was recognized. While the Company does not intend to sell this security in the near future, and it is more likely than not that the Company will not be required to sell it, there is no assurance that the carrying value of this security will be realized in the future.

During the first six months of 2013 and 2012, gross proceeds from the sale of available-for-sale securities were $712,248 and $10,004,866, respectively. During these periods gross gains on sales of available-for-sale securities totaled $33,917 and $507,787, respectively. There were no gross losses on sales of available-for-sale securities during first six months of 2013 and 2012.

Note 5 – Loans Receivable and Allowance for Loan Losses

Major classifications of loans receivable are summarized as follows:

	June 30,	December 31,
	2013	2012
Real estate loans:
Construction	$26,513,657	$31,985,532
Residential:
Residential 1-4 family	35,453,123	35,091,846
Multifamily	5,575,408	5,563,043
Second mortgages	4,131,639	4,077,692
Equity lines of credit	21,543,682	22,502,339
Total residential	66,703,852	67,234,920
Nonresidential	106,717,197	122,309,917
Total real estate loans	199,934,706	221,530,369
Commercial and industrial	28,731,447	29,255,564
Consumer	9,658,975	9,304,913
Other	115,828	166,488
Total loans	$238,440,956	$260,257,334

The Company has pledged certain loans as collateral to secure its borrowings from the Federal Home Loan Bank. The total of loans pledged was $76,569,700 and $84,692,901 at June 30, 2013 and December 31, 2012, respectively.

The following is an analysis of the allowance for loan losses by class of loans for the six months ended June 30, 2013 and the year ended December 31, 2012.

June 30, 2013

					Total
		Real Estate Loans			Real
(Dollars in Thousands)				Non-	Estate		Consumer
	Total	Construction	Residential	Residential	Loans	Commercial	and Other
Beginning balance	$4,167	$1,441	$951	$1,129	$3,521	$616	$30
Provisions	-	(1,077)	633	814	370	(391)	21
Recoveries	322	80	150	18	248	64	10
Charge-offs	(949)	(162)	(384)	(375)	(921)	(9)	(19)
Ending balance	$3,540	$282	$1,350	$1,586	$3,218	$280	$42

December 31, 2012

					Total
		Real Estate Loans			Real
(Dollars in Thousands)				Non-	Estate		Consumer
	Total	Construction	Residential	Residential	Loans	Commercial	and Other
Beginning balance	$7,743	$3,291	$2,757	$1,081	$7,129	$575	$39
Provisions	1,946	148	(850)	1,819	1,117	819	10
Recoveries	1,104	298	129	54	481	613	10
Charge-offs	(6,626)	(2,296)	(1,085)	(1,825)	(5,206)	(1,391)	(29)
Ending balance	$4,167	$1,441	$951	$1,129	$3,521	$616	$30

The following is a summary of loans evaluated for impairment individually and collectively, by class, for the six months ended June 30, 2013 and the year ended December 31, 2012.

June 30, 2013

		Real Estate Loans			Total Real
(Dollars in Thousands)				Non-	Estate		Consumer
	Total	Construction	Residential	Residential	Loans	Commercial	and Other
Allowance
Evaluated for impairment
Individually	$100	$-	$78	$6	$84	$15	$1
Collectively	3,440	282	1,272	1,580	3,134	265	41
Allowance for loan losses	$3,540	$282	$1,350	$1,586	$3,218	$280	$42

Total Loans
Evaluated for impairment
Individually	$16,119	$826	$5,415	$7,966	$14,207	$1,810	$102
Collectively	222,322	25,688	61,289	98,751	185,728	26,921	9,673
Loans receivable	$238,441	$26,514	$66,704	$106,717	$199,935	$28,731	$9,775

December 31, 2012

					Total
		Real Estate Loans			Real
(Dollars in Thousands)				Non-	Estate		Consumer
	Total	Construction	Residential	Residential	Loans	Commercial	and Other
Allowance
Evaluated for impairment
Individually	$524	$23	$106	$362	$491	$20	$13
Collectively	3,643	1,418	845	767	3,030	596	17
Allowance for loan losses	$4,167	$1,441	$951	$1,129	$3,521	$616	$30

Total Loans
Evaluated for impairment
Individually	$28,030	$6,151	$5,323	$14,464	$25,938	$1,973	$119
Collectively	232,227	25,834	61,912	107,846	195,592	27,283	9,352
Loans receivable	$260,257	$31,985	$67,235	$122,310	$221,530	$29,256	$9,471

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

The following summarizes the Company’s impaired loans as of June 30, 2013.

		Unpaid		Average
(Dollars in Thousands)	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment
With no related allowance recorded:
Real estate
Construction	$826	$958	$-	$2,187
Residential	3,986	4,232	-	3,565
Nonresidential	7,626	8,635	-	9,463
Total real estate loans	12,438	13,825	-	15,215
Commercial	1,795	1,795	-	1,877
Consumer and other	86	87	-	85
	14,319	15,707	-	17,177

		Unpaid		Average
(Dollars in Thousands)	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment
With an allowance recorded:
Real estate
Construction	-	-	-	1,740
Residential	1,429	1,433	78	1,546
Nonresidential	340	340	6	2,751
Total real estate loans	1,769	1,773	84	6,037
Commercial	15	15	15	17
Consumer and other	16	16	1	24
	1,800	1,804	100	6,078

Total
Real estate
Construction	826	958	-	3,927
Residential	5,415	5,665	78	5,111
Nonresidential	7,966	8,975	6	12,214
Total real estate loans	14,207	15,598	84	21,252
Commercial	1,810	1,810	15	1,894
Consumer and other	102	103	1	109
Total	$16,119	$17,511	$100	$23,255

The following summarizes the Company’s impaired loans as of December 31, 2012.

		Unpaid		Average
(Dollars in Thousands)	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment
With no related allowance recorded:
Real estate
Construction	$3,157	$3,827	$-	$3,755
Residential	3,825	4,209	-	4,138
Nonresidential	10,311	11,439	-	9,941
Total real estate loans	17,293	19,475	-	17,834
Commercial	1,953	1,990	-	1,334
Consumer and other	80	81	-	42
	19,326	21,546	-	19,210

With an allowance recorded:
Real estate
Construction	2,994	3,102	23	3,099
Residential	1,498	1,500	106	1,410
Nonresidential	4,153	4,744	362	3,183
Total real estate loans	8,645	9,346	491	7,692
Commercial	20	20	20	603
Consumer and other	39	39	13	27
	8,704	9,405	524	8,322
Total
Real estate
Construction	6,151	6,929	23	6,854
Residential	5,323	5,709	106	5,548
Nonresidential	14,464	16,183	362	13,124
Total real estate loans	25,938	28,821	491	25,526
Commercial	1,973	2,010	20	1,937
Consumer and other	119	120	13	69
Total	$28,030	$30,951	$524	$27,532

Interest income on impaired loans other than nonaccrual loans is recognized on an accrual basis. Interest income on nonaccrual loans is recognized only as collected. For the six months ended June 30, 2013 and 2012, interest income recognized on nonaccrual loans was $217,797 and $151,094, respectively. If the nonaccrual loans had been accruing interest at their original contracted rates, related income would have been $247,674 and $452,772 for the six months ended June 30, 2013 and 2012, respectively.

A summary of current, past due and nonaccrual loans as of June 30, 2013 was as follows:

	Past Due	Past Due Over 90 days
(Dollars in Thousands)	30-89	and	Non-	Total		Total
	Days	Accruing	Accruing	Past Due	Current	Loans
Real estate
Construction	$19	$-	$626	$645	$25,869	$26,514
Residential	2	-	3,822	3,824	62,880	66,704
Nonresidential	-	-	5,906	5,906	100,811	106,717
Total real estate loans	21	-	10,354	10,375	189,560	199,935
Commercial	163	-	1,712	1,875	26,856	28,731
Consumer and other	12	-	82	94	9,681	9,775
Totals	$196	$-	$12,148	$12,344	$226,097	$238,441

A summary of current, past due and nonaccrual loans as of December 31, 2012 was as follows:

	Past Due	Past Due Over 90 days
(Dollars in Thousands)	30-89		Non-	Total		Total
	Days	Accruing	Accruing	Past Due	Current	Loans
Real estate
Construction	$62	$-	$2,874	$2,936	$29,049	$31,985
Residential	1,340	-	3,779	5,119	62,116	67,235
Nonresidential	566	-	12,354	12,920	109,390	122,310
Total real estate loans	1,968	-	19,007	20,975	200,555	221,530
Commercial	37	-	1,879	1,916	27,340	29,256
Consumer and other	22	6	88	116	9,355	9,471
Totals	$2,027	$6	$20,974	$23,007	$237,250	$260,257

Included in the loan portfolio are particular loans that have been modified in order to maximize the collection of loan balances. If, for economic or legal reasons related to the customer’s financial difficulties, the Company grants a concession compared to the original terms and conditions on the loan, the modified loan is classified as a troubled debt restructuring (“TDR”).

At June 30, 2013 there were 48 loans classified as a TDR totaling $10,006,336. Of the 48 loans, 16 loans totaling $3,431,546 were performing while 32 loans totaling $6,574,790 were not performing. As of December 31, 2012 there were 52 loans classified as a TDR totaling $15,155,121. Of the 52 loans, seven loans totaling $3,128,542 were performing while 45 loans totaling $12,026,579 were not performing. All restructured loans resulted in either extended maturity or lowered rates and were included in the impaired loan balance.

The following table provides, by class, the number of loans modified in TDRs during the three months and six months ended June 30, 2013.

(Dollars in Thousands)	Three Months Ended June 30, 2013			Six Months Ended June 30, 2013
			Unpaid			Unpaid
	Number	Recorded	Principal	Number	Recorded	Principal
	of Loans	Investment	Balance	of Loans	Investment	Balance
Extended maturity
Real estate –
Residential	2	$76	$76	2	$76	$76
Nonresidential	1	204	204	1	204	204
Commercial	1	14	14	1	14	14
Consumer and other	-	-	-	1	13	13
Total	4	294	294	5	307	307

Reduced Rate
Real estate –
Residential	1	287	287	2	457	457
Total	1	287	287	2	457	457

Totals	5	$581	$581	7	$764	$764

The following table provides, by class, the number of loans modified in TDRs during the three and six months ended June 30, 2012.

(Dollars in Thousands)	Three Months Ended June 30, 2012			Six Months Ended June 30, 2012
			Unpaid			Unpaid
	Number	Recorded	Principal	Number	Recorded	Principal
	of Loans	Investment	Balance	of Loans	Investment	Balance
Extended maturity
Real estate –
Construction	1	$2,237	$2,237	3	$3,305	$3,305
Residential	1	1,014	1,014	1	1,014	1,014
Nonresidential	-	-	-	1	18	18
Commercial	-	-	-	1	110	110
Consumer and other	-	-	-	2	238	238
Total	2	3,251	3,251	8	4,685	4,685

Reduced Rate
Real estate –
Nonresidential	-	-	-	2	446	566
Commercial	2	1,588	1,588	2	1,588	1,588
Total	2	1,588	1,588	4	2,034	2,154

Totals	4	$4,839	$4,839	12	$6,719	$6,839

The following table provides the number of loans and leases modified in troubled debt restructurings during the previous 12 months which subsequently defaulted during the three and six months ended June 30, 2013, as well as the recorded investments and unpaid principal balances as of June 30, 2013. Loans in default are those past due greater than 89 days.

(Dollars in Thousands)	Three Months Ended June 30, 2013			Six Months Ended June 30, 2013
			Unpaid			Unpaid
	Number	Recorded	Principal	Number	Recorded	Principal
	of Loans	Investment	Balance	of Loans	Investment	Balance
Extended maturity
Real estate –
Nonresidential	1	104	104	1	104	104
Total	1	104	104	1	104	104

Reduced Rate
Real estate –
Residential	-	-	-	1	171	171
Nonresidential	-	-	-	1	119	119
Total	-	-	-	2	290	290

Totals	1	$104	$104	3	$394	$394

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.

As of June 30, 2013, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

					Total
		Real Estate Loans			Real
(Dollars in Thousands)				Non-	Estate		Consumer
	Total	Construction	Residential	Residential	Loans	Commercial	and Other
Pass	$189,442	$17,037	$55,110	$81,559	$153,706	$26,112	$9,624
Special mention	30,057	8,274	5,378	15,899	29,551	457	49
Substandard	18,942	1,203	6,216	9,259	16,678	2,162	102
Doubtful	-	-	-	-	-	-	-
Totals	$238,441	$26,514	$66,704	$106,717	$199,935	$28,731	$9,775

As of December 31, 2012, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

					Total
		Real Estate Loans			Real
(Dollars in Thousands)				Non-	Estate		Consumer
	Total	Construction	Residential	Residential	Loans	Commercial	and Other
Pass	$200,723	$19,871	$54,280	$90,871	$165,022	$26,407	$9,294
Special mention	29,371	7,931	6,534	14,421	28,886	423	62
Substandard	30,163	4,183	6,421	17,018	27,622	2,426	115
Doubtful	-	-	-	-	-	-	-
Totals	$260,257	$31,985	$67,235	$122,310	$221,530	$29,256	$9,471

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

The following table summarizes the Company’s off-balance sheet financial instruments as of June 30, 2013 and December 31, 2012 whose contract amounts represent credit risk:

	June 30,	December 31,
	2013	2012
Commitments to extend credit	$35,517,491	$28,919,003
Standby letters of credit	83,000	8,000

Note 6 – Other Real Estate Owned

Transactions in other real estate owned for the six months ended June 30, 2013 and year ended December 31, 2012 are summarized below:

	June 30,	December 31,
	2013	2012
Beginning balance	$15,289,991	$22,135,921
Additions	3,827,291	6,596,760
Sales	(2,937,769)	(12,251,603)
Write downs	-	(1,191,087)
Ending balance	$16,179,513	$15,289,991

The Company recognized a net loss of $243,602 and $35,021 on the sale of other real estate owned for the six months ended June 30, 2013 and 2012, respectively.

Other real estate owned expense for the six months ended June 30, 2013 and 2012 was $826,686 and $1,362,522, respectively, which includes gains and losses on sales.

Note 7 – Shareholders’ Equity

Common Stock – The following is a summary of the changes in common shares outstanding for the six months ended June 30, 2013 and 2012.

	Six Months Ended
	June 30,
	2013	2012
Common shares outstanding at beginning of the period	4,094,861	4,084,400
Issuance of common stock	550	770
Issuance of non-vested restricted shares	1,245	13,627
Forfeiture of restricted shares	(835)	(2,023)
Common shares outstanding at end of the period	4,095,821	4,096,774

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

On March 1, 2013, the United States Department of the Treasury (the “Treasury”), the holder of all 15,249 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A Shares, and 767 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B Shares, announced that it had auctioned the securities in a private transaction with unaffiliated third-party investors. The Company received no proceeds from the transaction; however, it incurred $169,291 of auction-related expenses. These expenses were charged to the Preferred stock accounts. The clearing prices for the Series A Shares and the Series B Shares were $679.61 per share and $822.61, respectively. Both series have a liquidation preference of $1,000 per share. The closing of the private sale occurred on March 11, 2013.

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

Note 8 – Income Taxes

The income tax benefit related to the Company's pretax loss for the first two quarters of 2013 was offset by the increase of an equal amount in the valuation allowance related to its deferred tax assets. Likewise, the income tax expense related to the pretax income for the first two quarters of 2012 was offset by a reversal of an equal amount of the Company’s valuation allowance related to its deferred tax assets. Therefore, no income tax provision was recorded for the three and six months ended June 30, 2013 and 2012 respectively.

Note 9 – Net Loss Per Share

Net loss available to common shareholders represents net income adjusted for preferred dividends including dividends declared, accretions of discounts and amortization of premiums on preferred stock issuances and cumulative dividends related to the current dividend period that have not been declared as of period end. All potential dilutive common shares equivalents were deemed to be anti-dilutive for the three and six months ended June 30, 2013 and 2012, due to the net loss available to common shareholders.

The following is a summary of the net loss per common share calculations for the three months and six months ended June 30, 2013 and 2012.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net income (loss) available to common shareholders
Net income (loss)	$(195,076)	$79,830	$(181,655)	$458,318
Preferred stock dividends	249,247	249,247	498,495	498,495
Deemed dividends on preferred stock resulting from net accretion of discount and amortization of premium	44,388	44,388	88,288	88,776

Net loss available to common shareholders	$(488,711)	$(213,805)	$(768,438)	$(128,953)

Basic net loss per common share:
Net loss available to common shareholders	$(488,711)	$(213,805)	$(768,438)	$(128,953)

Average common shares outstanding - basic	4,095,271	4,096,774	4,095,069	4,091,314

Basic net loss per share	$(0.12)	$(0.05)	$(0.19)	$(0.03)

Diluted net loss per common share:
Net loss available to common shareholders	$(488,711)	$(213,805)	$(768,438)	$(128,953)

Average common shares outstanding - basic	4,095,271	4,096,774	4,095,069	4,091,314

Dilutive potential common shares	-	-	-	-

Average common shares outstanding - diluted	4,095,271	4,096,774	4,095,069	4,091,314

Diluted loss per share	$(0.12)	$(0.05)	$(0.19)	$(0.03)

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

During the six months ended June 30, 2013 and 2012 the Company issued 1,245 and 13,627 shares, respectively, of restricted stock pursuant to the 2006 Equity Incentive Plan. The shares cliff vest in three years and are fully vested in 2016 and 2015, respectively, subject to meeting the performance criteria of the Plan. The weighted-average fair value of restricted stock issued during the six months ended June 30, 2013 and 2012 was $1.76 and $1.05 per share, respectively. Compensation cost associated with the issuance for 2013 and 2012 was $2,191 and $14,308, respectively, to be amortized over three years. During the first six months of 2013 and 2012, 835 and 2,023 shares were forfeited having a weighted average price of $3.50 and $3.18, respectively. Deferred compensation expense of $73,879 and $112,842, relating to restricted stock, was amortized to income during the six months ended June 30, 2013 and 2012, respectively.

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

During the first quarter of 2012, the Board of Directors cancelled all 84,334 SARs that were outstanding at December 31, 2011. Holders of these SARs were given cash and restricted stock totaling $37,500 in exchange for the cancellation. The cancellation resulted in the removal of all accrued SARs expense and related unrecognized compensation costs. For the year ended December 31, 2012, net income of $337,153 was recognized as a result of the cancellation. No SARS were issued during 2012 or during the first six months of 2013.

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

Loans - The Company does not record loans at fair value on a recurring basis, however, from time to time, a loan is considered impaired and an allowance for loan loss is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan are considered impaired. Once a loan is identified as individually impaired, management measures impairment. The fair value of impaired loans is estimated using one of several methods, including the collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring a specific allowance represent loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At June 30, 2013 and December 31, 2012, a significant portion of impaired loans were evaluated based upon the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the loan as nonrecurring Level 3.

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

The tables below present the balances of assets and liabilities measured at fair value on a recurring basis by level within the hierarchy at June 30, 2013 and December 31, 2012.

	Total	Level 1	Level 2	Level 3
June 30, 2013
Available-for-sale securities:
U.S. Government-sponsored agencies	$7,624,156	$-	$7,624,156	$-
Mortgage-backed securities	42,592,995	-	42,592,995	-
Equity security	30,000	-	30,000	-
	50,247,151	-	50,247,151	-
Mortgage loans held for sale (1)	2,390,367	-	2,390,367	-
	$52,637,518	$-	$52,637,518	$-

(1) Carried at the lower of cost or market.

December 31, 2012
Available-for-sale securities:
U.S. Government-sponsored agencies	$8,109,028	$-	$8,109,028	$-
Mortgage-backed securities	51,956,484	-	51,956,484	-
Equity security	5,500	-	5,500	-
	60,071,012	-	60,071,012	-
Mortgage loans held for sale (1)	5,621,860	-	5,621,860	-
	$65,692,872	$-	$65,692,872	$-

(1) Carried at the lower of cost or market.

There were no liabilities measured at fair value on a recurring basis at June 30, 2013 and December 31, 2012.

Assets Recorded at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table presents the assets and liabilities measured at fair value on a nonrecurring basis at June 30, 2013 and December 31, 2012, aggregated by level in the fair value hierarchy within which those measurements fall.

	Total	Level 1	Level 2	Level 3
June 30, 2013
Collateral-dependent impaired loans receivable	$13,957,593	$-	$-	$13,957,593
Other real estate owned	16,179,513	-	-	16,179,513
Total assets at fair value	$30,137,106	$-	$-	$30,137,106

December 31, 2012
Collateral-dependent impaired loans receivable	$18,951,232	$-	$-	$18,951,232
Other real estate owned	15,289,991	-	-	15,289,991
Total assets at fair value	$34,241,223	$-	$-	$34,241,223

For level 3 assets measured at fair value on a non-recurring basis as of June 30, 2013 and December 31, 2012, the significant unobservable inputs in the fair value measurements were as follows:

General
	Valuation Technique	Significant Unobservable Inputs	Range

Collateral-dependant impaired loans receivable	Appraised Value	Collateral discounts	0-10%

Other real estate owned	Appraised Value	Collateral discounts and estimated costs to sell	0-10%

There were no liabilities measured at fair value on a nonrecurring basis at June 30, 2013 and December 31, 2012.

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

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of June 30, 2013 and December 31, 2012. This table excludes financial instruments for which the carrying amount approximates fair value. For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization. For financial liabilities such as noninterest-bearing demand, interest-bearing demand, and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity.

			Fair Value Measurements
			Quoted
			Prices in
			Active Markets
			for Identical	Other	Significant
			Assets or	Observable	Unobservable
	Carrying	Fair	Liabilities	Inputs	Inputs
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2013

Financial Assets:
Loans receivable	$238,440,956	$239,847,000	$-	$-	$239,847,000

Financial Liabilities:
Certificates of deposit	$107,649,105	$108,549,000	$-	$108,549,000	$-
Advances from Federal Home Loan Bank	11,000,000	11,029,000	-	11,029,000	-

December 31, 2012

Financial Assets:
Loans receivable	$260,257,334	$258,758,000	$-	$-	$258,758,000

Financial Liabilities:
Certificates of deposit	$144,690,932	$146,539,000	$-	$146,539,000	$-
Advances from Federal Home Loan Bank	11,000,000	11,077,000	-	11,077,000	-

Note 12 - Subsequent Events

Subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued. Recognized subsequent events are events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements.  Unrecognized subsequent events are events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date.  Management has reviewed events occurring through the date the financial statements were issued and no subsequent events occurred that require accrual or disclosure, except for the following.

On July 31, 2013, 2,293 shares of the Company’s 7% Cumulative Mandatorily Convertible Series C Preferred Stock (the “Series C Shares”) were converted to 470,829 shares of the Company’s common stock (the “Conversion”). In accordance with their terms, the Series C Shares converted at a ratio related to the Company’s tangible common equity per share, measured as of June 30, 2013 ($5.563). Included in the common shares issued as part of the Conversion were shares of the Company’s common stock issued in exchange for accrued but unpaid dividends on the Series C Shares.  In accordance with the terms of the Series C Shares, a de minimis amount of cash was also extended to Series C shareholders in exchange for the fractional shares resulting from the Conversion.

Additional information relating to the terms and conditions of the Series C Shares, including the Conversion, can be found in the Company’s Current Report on Form 8-K, filed with the U.S. Securities and Exchange Commission on May 29, 2010.

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

Overview

The following discussion describes our results of operation for the quarter and six months ended June 30, 2013 as compared to the quarter and six months ended June 30, 2012 and also analyzes our financial condition as of June 30, 2013 as compared to December 31, 2012.

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

Recent Developments

On March 1, 2013, the United States Department of the Treasury (the “Treasury”), the holder of all 15,249 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A Shares”), and 767 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B (the “Series B Shares”), announced that it had auctioned the securities in a private transaction with unaffiliated third-party investors. The Company received no proceeds from the transaction; however, it incurred $169,291 of auction-related expenses. These expenses were charged to the Preferred stock accounts. The clearing prices for the Series A Shares and the Series B Shares were $679.61 per share and $822.61, respectively. Both series have a liquidation preference of $1,000 per share. The closing of the private sale occurred on March 11, 2013.

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

On July 31, 2013, 2,293 shares of the Company’s 7% Cumulative Mandatorily Convertible Series C Preferred Stock (the “Series C Shares”) were converted to 470,829 shares of the Company’s common stock (the “Conversion”). In accordance with their terms, the Series C Shares converted at a ratio related to the Company’s tangible common equity per share, measured as of June 30, 2013 ($5.563). Included in the common shares issued as part of the Conversion were shares of the Company’s common stock issued in exchange for accrued but unpaid dividends on the Series C Shares.  In accordance with the terms of the Series C Shares, a de minimis amount of cash was also extended to Series C shareholders in exchange for the fractional shares resulting from the Conversion.

Additional information relating to the terms and conditions of the Series C Shares, including the Conversion, can be found in the Company’s Current Report on Form 8-K, filed with the U.S. Securities and Exchange Commission on May 29, 2010.

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

The Federal Reserve Bank approved the scheduled payment of dividends on the Company’s preferred stock and interest payments on the Company’s trust preferred securities for the first three quarters of 2011; however, the Federal Reserve did not approve the Company’s request to pay dividends and interest payments relating to its outstanding classes of preferred stock and trust preferred securities due and payable in the seven consecutive quarters ended June 30, 2013. Additionally, such approval was not granted for payments due in the third quarter of 2013. As a result, no assurance can be given as to the ability of the Company to obtain approval from the Federal Reserve Bank to resume the payment of such dividends and interest in future quarters while the Company MOU remains in effect. Since the Company has not paid the dividend on its Series A and Series B Shares for more than six quarterly periods, the holder of the Company’s Series A and Series B Shares now has the right to appoint up to two directors to the Company’s board of directors.

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

Results of Operations

Our results of operations for the second quarter of 2013 were $274,906 lower than they were for the second quarter of 2012. We incurred a net loss available to common shareholders of $488,711 and $213,805, or a basic and diluted loss per share of $0.12 and $0.05, for the second quarters of 2013 and 2012, respectively. Our operating results for the second quarter of 2013 were negatively impacted by the reduction of $563,594 in our net interest income and a reduction of $635,131 in our noninterest income. However, these negative factors were offset by the $923,819 decline in our noninterest expenses. See “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Income Statement Review” for a detailed discussion of each of these items.

For the six months ended June 30, 2013 and 2012, we incurred a net loss available to common shareholders of $768,438 and $128,953, respectively. This resulted in basic and diluted loss per common share of $0.19 and $0.03 for 2013 and 2012, respectively. Comparing the first six months of 2013 with the first six months of 2012, we experienced a reduction of $639,485 in our net income available to common shareholders. This reduction is primarily attributable to the $1,271,477 decline in our net interest income and to the decline of $772,074 in our noninterest income. However, our operating results for the first six months of 2013 were favorably impacted by the $803,578 reduction in our noninterest expenses and to the $600,000 reduction in our provision for loan losses. See “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Income Statement Review” for a detailed discussion of each of these items.

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

Net interest income decreased $563,594, or 15.71%, to $3,023,263 for the quarter ended June 30, 2013, from $3,586,857 for the comparable period of 2012. Our net interest income for the six months ended June 30, 2013 and 2012 was $6,068,833 and $7,340,360, respectively. This represents a decrease of $1,271,477, or 12.35%. The decrease in both periods is due primarily to the significant reduction in the average volume of our loans, which are our highest yielding earning assets. The average volume of our loans was $39,732,094 and $40,801,093, or 13.69% and 13.73% lower for the three and six months ended June 30, 2013, respectively, than they were for the comparable 2012 periods.

For the second quarter of 2013, average-earning assets totaled $337,838,624 with an annualized average yield of 4.41% compared to $411,606,803 and 4.67%, respectively, for the second quarter of 2012. Average interest-bearing liabilities totaled $288,880,459 with an annualized average cost of 0.96% for second quarter of 2013 compared to $371,133,818 and 1.29%, respectively, for the second quarter of 2012.

Average earning assets for the six months ended June 30, 2013 and 2012 were $346,222,253 and $420,741,100, respectively, with an annualized average yield of 4.40% and 4.72% respectively. Average interest-bearing liabilities totaled $298,591,234 and $379,670,084 with an annualized average cost of 1.01% and 1.34% for the six months ended June 30, 2013 and 2012, respectively.

Our net interest margin and net interest spread were 3.59% and 3.45%, respectively, for the second quarter of 2013 compared to 3.50% and 3.38%, respectively, for the second quarter of 2012. For the six months ended June 30, 2013, our net interest margin and net interest spread were 3.53% and 3.39%, respectively compared to 3.51% and 3.38%, respectively for the comparable period of 2012.

Because loans often provide a higher yield than other types of earning assets, one of our goals is to maintain our loan portfolio as the largest component of total earning assets. Loans comprised 74.17% and 74.02% of average earning assets for the three and six months ending June 30, 2013, respectively compared to 70.53% and 70.60%, respectively for the comparable period of 2012. Loan interest income for the three and six months ended June 30, 2013 was $3,372,998 and $6,844,202, respectively, compared to $4,103,473 and $8,503,300, respectively, for the comparable periods of 2012. The annualized average yield on loans was 5.40% and 5.39%, respectively, for the three and six months ended June 30, 2013 compared to 5.69% and 5.76%, respectively, for the comparable 2012 periods. For the three and six months ended June 30, 2013, compared to the three and six months ended June 30, 2012, the average balances of our loans decreased $39,732,094, or 13.69% and $40,801,093, or 13.73%, respectively. Our loan interest income for the three and six months ended June 30, 2013, was negatively affected by the significant decrease in the average volume of our loans and a slow recovery in our local real estate markets. Additional information may be found in the “Rate/Volume Analysis” presented below.

Available-for-sale investment securities averaged $53,509,571, or 15.84% of average earning assets, for the second quarter of 2013 compared to $85,949,872, or 20.88% of average earning assets for the second quarter of 2012. Available-for-sale investment securities averaged $55,727,125 and 16.10% of average earning assets for the six months ended June 30, 2013 compared to $86,131,113 and 20.47% for the six months ended June 30, 2012. Comparing the three and six months ended June 30, 2013, to the comparable 2012 periods, the average balances of these securities was $32,440,301 and $30,403,988 lower, respectively. During the third quarter of 2012, we sold our entire portfolio of municipal securities because of our concerns about the deterioration in their market bond ratings and to lower the credit risk associated with our securities portfolio. For the three and six months ended June 30, 2012, municipal securities averaged $18,607,444 and $19,381,455, respectively. It is our intention to only invest in U. S. Government-sponsored agency securities and mortgage-backed securities in the near future. Interest earned on available-for-sale securities amounted to $314,256 and $662,240 for the three and six months ended June 30, 2013, respectively, compared to $643,481 and $1,305,122 respectively, for the same periods in 2012. The annualized average yield on available-for-sale investment securities was 2.36% and 3.01% for the second quarters of 2013 and 2012, respectively. The annualized average yield on available-for-sale investment securities was 2.40% and 3.05% for the six months ended June 30, 2013 and 2012, respectively. The decrease in yield on our available-for-sale investment securities was caused, in part, by a historically flat yield curve for investment yields that has diminished returns available for this asset type.

Our average interest-bearing deposits were $262,023,829 and $343,389,921 for the second quarters of 2013 and 2012, respectively. This represented a decrease of $81,366,092, or 23.69%. Our average interest-bearing deposits were $353,907,101 and $353,907,101 for the six months ended June 30, 2013 and 2012, respectively. This represented a decrease of $81,595,167, or 23.06%. Total interest paid on deposits for the three and six months ended June 30, 2013 was $572,102 and $1,250,476, respectively, compared to $1,061,837 and $2,269,029 for the same periods of 2012. The annualized average cost of deposits was 0.88% and 1.24% for the three months ended June 30, 2013 and 2012, respectively. The annualized average cost of deposits was 0.93% and 1.29% for the six months ended June 30, 2013 and 2012, respectively. As our loan demand declined, we concurrently lowered our rates paid for deposits, especially for time deposits, which is the primary reason why the amounts of our average time deposits were 33.82% and 32.84% lower during the three and six months ended June 30, 2013 than during the comparable 2012 periods.

The average balance of other interest-bearing liabilities was $26,856,630 and $27,743,897 for the three months ended June 30, 2013 and 2012, respectively. This represented a decrease of $887,267, or 3.20%. This decrease is mainly attributable to the $2,000,000 reduction in our average borrowings from the Federal Home Loan Bank which was offset by the $1,112,711 increase in our average borrowings from securities sold under agreements to repurchase. The average balance of other interest-bearing liabilities was $26,279,300 and $25,762,983 for the six months ended June 30, 2013 and 2012, respectively. This represented an increase of $516,317, or 2.00%. The increase is attributable to the increase of $2,516,295 in our average volume of securities sold under agreements to repurchase, while the average volume of borrowings from the Federal Home Loan Bank was $2,000,000 lower. With the diminished loan demand we experienced during the past year, we utilized fewer borrowings from the Federal Home Loan Bank and replaced them with securities sold under agreements to repurchase, which have a lower cost, to meet our funding needs. For the three months ended June 30, 2013, the annualized average cost borrowings from the Federal Home Loan Bank and securities sold under agreements to repurchase was 2.21% and 0.10%, respectively. For the six months ended June 30, 2013, the annualized average cost borrowings from the Federal Home Loan Bank and securities sold under agreements to repurchase was 2.29% and 0.10%, respectively.

The following table sets forth, for the period indicated, certain information related to our average balance sheet and our average yields on assets and average costs of liabilities. Such yields are derived by dividing income or expense by the average balance of the corresponding assets or liabilities. Average balances have been derived from the daily balances throughout the periods indicated.

Three Months Ended June 30,

	Average Balances, Income and Expenses, and Rates
	2013			2012			2011
(Dollars in thousands)	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Earning assets:
Loans (1)	$250,560	$3,373	5.40%	$290,293	$4,104	5.69%	$337,755	$5,019	5.96%
Securities, taxable	53,510	314	2.36	67,342	462	2.76	40,157	367	3.67
Securities, nontaxable	-	-	0.00	18,608	181	3.91	44,888	483	4.32
Other earning assets	33,769	27	0.32	35,364	30	0.34	36,193	31	0.34
Total earning assets	337,839	3,714	4.41	411,607	4,777	4.67	458,993	5,900	5.16
Non-earning assets:	55,831			60,721			61,643
Total assets	$393,670			$472,328			$520,636

Liabilities and Shareholders' Equity
Interest-bearing deposits:
Transaction accounts	$43,141	$12	0.11%	$42,046	$17	0.16%	$36,423	$44	0.48%
Savings and money market accounts	96,062	38	0.16	115,765	88	0.30	123,829	259	0.84
Time deposits	122,821	523	1.40	185,579	957	2.07	231,003	1,318	2.29
Total interest-bearing deposits	262,024	573	0.88	343,390	1,062	1.24	391,255	1,621	1.66
Other interest-bearing liabilities:
Federal Home Loan Bank bank borrowing	11,000	60	2.21	13,000	67	2.06	19,660	69	1.41
Junior subordinated debentures	10,310	57	2.00	10,310	60	2.36	10,310	(85)	(3.31)
Other	5,547	1	0.10	4,434	1	0.10	244	-	0.00
Total other interest-bearing liabilities	26,857	118	1.77	27,744	128	1.86	30,214	(16)	(0.21)
Total interest-bearing liabilities	288,881	691	0.96	371,134	1,190	1.29	421,469	1,605	1.53
Noninterest-bearing deposits	61,564			56,550			49,374
Other liabilities	2,495			2,985			2,588
Shareholders' equity	40,730			41,659			47,205
Total liabilities and equity	$393,670			$472,328			$520,636
Net interest income/interest spread		$3,023	3.45%		$3,587	3.38%		$4,295	3.63%
Net yield on earning assets			3.59%			3.50%			3.75%

(1)	Includes mortgage loans held for sale and nonaccruing loans

Six Months Ended June 30,

	Average Balances, Income and Expenses, and Rates
	2013			2012			2011
(Dollars in thousands)	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Earning assets:
Loans (1)	$256,261	$6,844	5.39%	$297,062	$8,503	5.76%	$342,626	$10,090	5.94%
Securities, taxable	55,727	662	2.40	66,750	927	2.79	37,504	672	3.61
Securities, nontaxable	-	-	0.00	19,381	378	3.92	46,422	1,017	4.42
Other earning assets	34,234	53	0.31	37,548	58	0.31	34,555	55	0.32
Total earning assets	346,222	7,559	4.40	420,741	9,866	4.72	461,107	11,834	5.18
Non earning assets:	56,628			59,660			62,401
Total assets	$402,850			$480,401			$523,508

	Average Balances, Income and Expenses, and Rates
	2013			2012			2011
(Dollars in thousands)	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Liabilities and Shareholders' Equity
Interest-bearing deposits:
Transaction accounts	$43,546	$26	0.12%	$42,247	$49	0.23%	$37,381	$96	0.52%
Savings and money market accounts	98,879	98	0.20	118,248	210	0.36	117,294	472	0.81
Time deposits	129,887	1,126	1.75	193,412	2,010	2.09	241,567	2,829	2.36
Total interest-bearing deposit	272,312	1,250	0.93	353,907	2,269	1.29	396,242	3,397	1.73
Other interest-bearing liabilities:
Federal Home Loan Bank
bank borrowing	11,000	125	2.29	13,000	133	2.05	19,094	137	1.44
Junior subordinated debentures	10,310	113	1.09	10,310	123	1.19	10,310	(74)	(1.45)
Other	4,969	2	0.10	2,453	1	0.10	309	-	0.00
Total other interest-bearing liabilities	26,279	240	1.84	25,763	257	2.01	29,713	63	0.43
Total interest-bearing liabilities	298,591	1,490	1.01	379,670	2,526	1.34	425,955	3,460	1.64
Noninterest-bearing deposits	61,183			56,239			47,254
Other liabilities	2,200			2,840			2,531
Shareholders' equity	40,876			41,652			47,768
Total liabilities and equity	$402,850			$480,401			$523,508
Net interest income/interest spread		$6,069	3.39%		$7,340	3.38%		$8,374	3.54%
Net yield on earning assets			3.53%			3.51%			3.66%

(1)	Includes mortgage loans held for sale and nonaccruing loans

Net interest income can be analyzed in terms of the impact of changing interest rates and changing volume. The following tables set forth the effect which the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the periods presented.

Three Months Ended June 30,

	2013 Compared to 2012			2012 Compared to 2011
(Dollars in thousands)	Due to increase (decrease) in			Due to increase (decrease) in
	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Loans	$(532)	$(199)	$(731)	$(693)	$(223)	$(916)
Securities, taxable	(87)	(61)	(148)	203	(107)	96
Securities, tax exempt	(181)	-	(181)	(260)	(42)	(302)
Other earning assets	(2)	(1)	(3)	-	-	-
Total interest income	(802)	(261)	(1,063)	(750)	(372)	(1,122)

Interest expense:
Interest-bearing deposits
Interest-bearing transaction accounts	-	(5)	(5)	6	(33)	(27)
Savings and money market accounts	(13)	(37)	(50)	(16)	(156)	(172)
Time deposits	(285)	(150)	(435)	(242)	(118)	(360)
Total interest-bearing deposits	(298)	(192)	(490)	(252)	(307)	(559)

Other interest-bearing liabilities
Federal Home Loan Bank borrowings	(11)	4	(7)	(28)	26	(2)
Junior subordinated debentures	-	(3)	(3)	1	146	147
Other	1	-	1	-	-	-
Total other interest-bearing liabilities	(10)	1	(9)	(27)	172	145
Total interest expense	(308)	(191)	(499)	(279)	(135)	(414))

Net interest income	$(494)	$(70)	$(564)	$(471)	$(237)	$(708)

Six Months Ended June 30,

	2013 Compared to 2012			2012 Compared to 2011
(Dollars in thousands)	Due to increase (decrease) in			Due to increase (decrease) in
	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Loans	$(1,130)	$(529)	$(1,659)	$(1,292)	$(294)	$(1,586)
Securities, taxable	(143)	(122)	(265)	434	(179)	255
Securities, tax exempt	(378)	-	(378)	(535)	(104)	(639)
Other earning assets	(5)	-	(5)	5	(2)	3
Total interest income	(1,656)	(651)	(2,307)	(1,388)	(579)	(1,967)

Interest expense:
Interest-bearing deposits
Interest-bearing transaction accounts	1	(24)	(23)	12	(58)	(46)
Savings and money market accounts	(30)	(82)	(112)	4	(266)	(262)
Time deposits	(590)	(294)	(884)	(521)	(299)	(820)
Total interest-bearing deposits	(619)	(400)	(1,019)	(505)	(623)	(1,128)

Other interest-bearing liabilities
Federal Home Loan Bank borrowings	(22)	14	(8)	(51)	48	(3)
Junior subordinated debentures	-	(10)	(10)	-	197	197
Other	1	-	1	-	-	-
Total other interest-bearing liabilities	(21)	4	(17)	(51)	245	194
Total interest expense	(640)	(396)	(1,036)	(556)	(378)	(934)

Net interest income	$(1,016)	$(255)	$(1,271)	$(832)	$(201)	$(1,033)

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

More specifically, in determining our allowance for loan losses, we regularly review loans for specific and impaired reserves based on the appropriate impairment assessment methodology. Pooled reserves are determined using historical loss trends measured over a four-quarter average applied to risk rated loans grouped by Federal Financial Institutions Examination Council (“FFIEC”) call code and segmented by impairment status. The pooled reserves are calculated by applying the appropriate historical loss ratio to the loan categories. Impaired loans greater than a minimum threshold established by management are excluded from this analysis. The sum of all such amounts determines our pooled reserves. We have shortened the period over which we review historical losses from eight quarters to four in response to industry trends and conditions; the shorter loss history window is more in line with our peer group and tracks more closely the unusual market volatility of the past several years, making the provision estimate more responsive to current economic conditions. The historical loss factors utilized in our model have been updated as of the end of the second quarter 2013 to reflect losses realized through the end of first quarter 2013.

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

As of June 30, 2013 and 2012, the allowance for loan losses was $3,540,034 and $5,241,995, respectively, a decrease of $1,701,958 from the 2012 allowance, which reflects the reduced size of our loan portfolio as well as stabilization in loan performance in many of our markets. The decrease is also partly due to the charge-off of certain borrowers against previously established allowances, which did not require the allowance to be replenished. As a percentage of total loans, the allowance for loan losses was 1.49% and 1.83% at June 30, 2013 and 2012, respectively. See the discussion regarding the provision expense and “Activity in the Allowance for Loan Losses” below for additional information regarding our asset quality and loan portfolio.

We did not record a provision for loan losses for the second quarters of 2013 and 2012. For the six months ended June 30, 2013 and 2012, the provision for loan losses was $0 and $600,000, respectively. Our analysis of the allowance for loan losses as of June 30, 2013 showed that our overall loss rates have been stabilizing over the past several allowance calculations and that our credit exposure in the Myrtle Beach market and the Charleston market, which were particularly hard-hit by the downturn in the real estate markets, is phasing out. The decline in our provision expense in the first six months of 2013 is reflective of our efforts to aggressively reduce our exposure to these markets, and a reduction in our amount of construction loans on our books.

We believe the allowance for loan losses at June 30, 2013, is adequate to meet potential loan losses inherent in the loan portfolio and, as described earlier, to maintain the flexibility to adjust the allowance should our local economy and loan portfolio either improve or decline in the future.

Noninterest Income

For the three and six months ended June 30, 2013, noninterest income decreased $635,131 and $772,074, or 36.26% and 25.68%, respectively.

As a result of selling fewer available-for-sale securities during the quarter and six months ended June 30, 2013, as compared to the comparable 2012 periods, the realized gain on the sales of available-for-sale securities was $473,870 and $313,093 lower, respectively.

Other non-interest income for the quarter and six months ended June 30, 2013, declined $177,709 and $266,934 from the comparable 2012 periods, respectively. These declines were mainly due to a recovery of previously incurred expenses of $210,320 received during the second quarter of 2012, and to a one-time gain of $119,328 on the sale of a participation loan during the first quarter of 2012.

Noninterest Expense

For the quarter ended June 30, 2013, noninterest expense totaled $4,334,856, which is $923,819, or 17.57%, lower than our noninterest expense for the quarter ended June 30, 2012. For the six months ended June 30, 2013 and 2012, noninterest expense totaled $8,484,553 and $9,288,131, respectively, a decrease of $803,578, or 8.65%, for 2013 compared to 2012.

The expense for salaries and benefits was $1,976,955 and $2,047,370 for the second quarters of 2013 and 2012, respectively, a decrease of $70,415, or 3.44%. For the six months ended June 30, 2013 and 2012, salaries and benefits was $3,905,664 and $3,796,265, respectively, an increase of $109,399. During the first quarter of 2012, we recognized a $337,153 reduction in this expense category as the result of canceling all stock appreciation rights outstanding at December 31, 2011. This reduction was offset by customary salaries and benefits increases.

Furniture and equipment expense for the second quarters of 2013 and 2012 was $177,327 and $393,277, respectively, a decrease of $280,094. For the six months of 2013 and 2012, furniture and equipment expense was $472,842 and $752,936, respectively, a decrease of $280,094. The decrease in both periods is due to the outsourcing of our data processing and servers to a vendor during the latter part of 2012.

Other operating expenses decreased $638,020 from $2,443,534 for the second quarter of 2012 to $1,805,514 for the second quarter of 2013. Other operating expenses for the six months ended June 30, 2013, were $633,769 lower than they were for the comparable 2012 period. For the six months ended June 30, 2013 and 2012, other operating expenses were $3,372,900 and $4,006,669, respectively. The following explains the changes in this expense category for both periods.

1.	OREO expenses for the second of quarter of 2013 and for the six months ended June 30, 2012, were $402,626 and $535,836 lower than the comparable 2012 periods. Expenses related to OREO include maintenance costs, marketing costs, property taxes, and other professional services. During the second quarter of 2012, based on our analysis of the value of our OREO, we wrote down the values of certain properties by $882,189, whereas for 2013 no similar write-downs were required. Increases in other OREO expenses and losses from the sale of OREO combined to offset the positive effect of no write-downs for 2013.

2.	The cost of our Federal Deposit Insurance Corporation insurance assessments for the three and six months ended June 30, 2013, declined $91,988 and $125,819, respectively, from the comparable 2012 periods. The decline in both periods is primarily attributable to the significant reduction in our deposits. From June 30, 2012 to June 30, 2013, our deposits declined by $88,244,637, or 22.10%.

3.	During the first quarter of 2013, we recorded a $70,000 impairment loss on our equity security purchased for $100,000. At June 30, 2013, this security, with a carrying value of $30,000, is included in available-for-sale securities. While we believe there will be no further impairment, there is no assurance that the carrying value of this security will be realized in the future. There were no impairment losses during the second quarter of 2013 or during the six months ended June 30, 2012.

4.	The remaining categories of other operating expenses declined $143,406 and $42,089 for the three and six months ended June 30, 2013 and 2012, respectively, as a result of operational changes implemented during the latter part of 2012.

Income Taxes

The income tax benefit related to the Company's pretax loss for the first two quarters of 2013 was offset by the increase of an equal amount in the valuation allowance related to its deferred tax assets. Likewise, the income tax expense related to the pretax income for the first two quarters of 2012 was offset by a reversal of an equal amount of the Company’s valuation allowance related to its deferred tax assets. Therefore, no income tax provision was recorded for the three and six months ended June 30, 2013 and 2012 respectively.

Balance Sheet Review

General

At June 30, 2013, we had total assets of $380.4 million, consisting principally of $238.4 million in loans, $51.3 million in investment securities, and $34.7 million in cash and due from banks. Our liabilities at June 30, 2013, totaled $340.2 million, which consisted principally of $311.0 million in deposits, $11.0 million in FHLB advances, and $15.6 million in other borrowings. At June 30, 2013, our shareholders’ equity was $40.1 million.

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

Securities available-for-sale - At June 30, 2013 our investment in available-for-sale securities was $50,247,151. This is $9,823,861, or 19.55%, lower than our investment of $60,071,012 in available-for-sale securities at December 31, 2012.

The amortized costs and the fair value of our securities available-for-sale at June 30, 2013 and December 31, 2012 are shown in the following table.

	June 30, 2013		December 31, 2012
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Government-sponsored enterprises	$7,410,947	$7,624,156	$7,591,892	$8,109,028
Mortgage-backed securities	41,731,220	45,592,995	50,197,908	51,956,484
Equity security	30,000	30,000	100,000	5,500
Total	$49,172,167	$50,247,151	$57,889,800	$60,071,012

At June 30, 2013, there were no securities that had been in a loss position for 12 months or more. However, during the first quarter of 2013 we determined that our equity investment of $100,000 in a local community bank was other-than-temporarily impaired. Based on industry analyst reports and market trading prices, it was determined that the estimated fair market value of this investment was $30,000. Consequently, an impairment loss of $70,000 was recognized. While we do not intend to sell this security in the near future, and it is more likely than not that we will not be required to sell it, there is no assurance that the carrying value of this security will be realized in the future.

Securities Available-for-Sale Maturity Distribution and Yields (1)

Contractual maturities and yields on our available for sale securities at June 30, 2013 are shown in the following table.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities are presented separately, maturities of which are based on expected maturities since paydowns are expected to occur before contractual maturity dates.

	U.S Government-
	Sponsored
	Enterprises
(Dollars in thousands)	Amount	Yield
Due after ten years	$7,624	3.24%

(1)	Excludes mortgage-backed securities totaling $42,592,995 with a yield of 3.13% and an equity security in the amount $30,000.

Nonmarketable Equity Securities – Nonmarketable equity securities are recorded at their original cost since no ready market exists for these securities. At June 30, 2013 and December 31, 2012, nonmarketable equity securities consisted of Federal Home Loan Bank and Community Bankers Bank stock, which are recorded at their original cost of $996,900 and $58,100, respectively and $1,239,300 and $58,100, respectively. These securities are held primarily as a pre-requisite for accessing liquidity sources provided by the issuers of these securities.

Loans

Loans, including loans held for sale, are our largest category of earning assets and typically provide higher yields than our other types of earning assets. Associated with the higher loan yields are the inherent credit and liquidity risks that we attempt to control and anticipate. Loans averaged $256,260,708 during the six months ended June 30, 2013 compared to $297,061,801 during the six months ended June 30, 2012, a decrease of $40,801,093, or 13.73%. At June 30, 2013, total loans were $240,831,323 compared to $265,879,194 at December 31, 2012, a decrease of $25,047,871, or 9.24%. Excluding loans held for sale, loans were $238,440,956 at June 30, 2013, compared to $260,257,334 at December 31, 2012, which equated to a decrease of $21,816,378, or 8.38%. During first six months of 2013 we charged off loans totaling $949,412 and foreclosed on loans totaling $3,827,291, whereby the loan balances were transferred to other real estate owned. The remainder of this decrease is the result of the economic downturn in our markets and worldwide deleveraging that caused the volume of new loan customers and average loan balances carried by current customers to decrease.

The following table summarizes the composition of our loan portfolio at June 30, 2013 and December 31, 2012.

	June 30,	% of	December 31,	% of
	2013	Total	2012	Total
Mortgage loans on real estate
Construction	$26,513,657	11.12%	$31,985,532	12.29%
Residential 1-4 family	35,453,123	14.86	35,091,846	13.48
Multifamily	5,575,408	2.34	5,563,043	2.14
Second mortgages	4,131,639	1.73	4,077,692	1.56
Equity lines of credit	21,543,682	9.04	22,502,339	8.65
Total residential	66,703,852	27.97	67,234,920	25.83
Nonresidential	106,717,197	44.76	122,309,917	47.00
Total real estate loans	199,934,706	83.85	221,530,369	85.12
Commercial and industrial	28,731,447	12.05	29,255,564	11.24
Consumer	9,658,975	4.05	9,304,913	3.58
Other, net	115,828	0.05	166,488	0.06
Total loans	$238,440,956	100.00%	$260,257,334	100.00%

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

The largest component of our loan portfolio is real estate mortgage loans. At June 30, 2013, real estate mortgage loans totaled $199,934,706 and represented 83.85% of the total loan portfolio, compared to $221,530,369, or 85.12%, at December 31, 2012. This represents a decrease of $21,595,663, or 9.75%, from the December 31, 2012 balance.

Residential mortgage loans totaled $66,703,852 at June 30, 2013 and represented 27.97% of the total loan portfolio, compared to $67,234,920 and 25.83%, respectively, at December 31, 2012. Residential real estate loans consist of first and second mortgages on single or multi-family residential dwellings.

Nonresidential mortgage loans, which include commercial loans and other loans secured by multi-family properties and farmland, totaled $106,717,197 at June 30, 2013 compared to $122,309,917 at December 31, 2012. This represents a decrease of $15,592,270, or 12.75%, from the December 31, 2012 balance. These loans represented 44.76% and 47.00% of the total loans at June 30, 2013 and December 31, 2012, respectively.

Real estate construction loans were $26,513,657 and $31,985,532 at June 30, 2013 and December 31, 2012, respectively, and represented 11.12% and 12.29% of the total loan portfolio, respectively. From December 31, 2012 to June 30, 2013, these loans declined $5,471,875, or 17.11%.

Currently, the demand for all types of real estate loans in our market area is weak, largely because of a slow recovery from the recent recession that affected many businesses and individuals in our market area.

Commercial and industrial loans decreased $524,117, or 1.79%, to $28,731,447 at June 30, 2013, from $29,255,564 at December 31, 2012. At June 30, 2013 and December 31, 2012, commercial and industrial loans represented 12.05% and 11.24%, respectively, of the total loan portfolio.

Our loan portfolio is also comprised of consumer and other loans that totaled $9,774,803 and $9,471,401 at June 30, 2013 and December 31, 2012, respectively. At June 30, 2013 and December 31, 2012, these loans represented 4.10% and 3.64%, respectively, of the total loan portfolio.

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

Loan Maturity Schedule and Sensitivity to Changes in Interest Rates

The following table summarizes the loan maturity distribution by collateral type and related interest rate characteristics at June 30, 2013.

		Over
		One Year
	One Year or	Through	Over Five
(Dollars in thousands)	Less	Five Years	Years	Total
Real estate	$58,858	$114,999	$26,078	$199,935
Commercial and industrial	13,527	15,204	-	28,731
Consumer and other	1,915	6,818	1,042	9,775
	$74,300	$137,021	$27,120	$238,441
Loans maturing after one year with:
Fixed interest rates				$116,655
Floating interest rates				47,486
				$164,141

Allowance for Loan Losses

The following table summarizes the allocation of the allowance for loan losses at June 30, 2013 and December 31, 2012.

	June 30,	% of	December 31,	% of
(Dollars in thousands)	2013	Total	2012	Total
Real estate loans
Construction	$282	7.97%	$1,441	34.58%
Residential	1,350	38.14	951	22.82
Nonresidential	1,586	44.79	1,129	27.10
Total real estate loans	3,218	90.90	3,521	84.50
Commercial and industrial	280	7.91	616	14.78
Consumer and other	42	1.19	30	0.72
Total loans	$3,540	100.00%	$4,167	100.00%

Activity in the Allowance for Loan Losses

The following table summarizes the activity related to our allowance for loan losses for the six months ended June 30, 2013 and 2012.

	Six Months Ended
	June 30,
(Dollars in thousands)	2013	2012
Balance, January 1	$4,167	$7,743
Loans charged off:
Real estate – Construction	162	2,003
Real estate – Residential	384	289
Real estate – Nonresidential	375	618
Commercial and industrial	9	780
Consumer and other	19	4
Total loan losses	949	3,694
Recoveries of previous loan losses:
Real estate – Construction	80	242
Real estate – Residential	150	39
Real estate – Nonresidential	18	21
Commercial and industrial	64	283
Consumer and other	10	8
Total recoveries	322	593
Net charge-offs	(627)	(3,101)
Provision for loan losses	-	600
Balance, June 30	$3,540	$5,242

Total loans outstanding, end of period	$238,441	$285,983

Allowance for loan losses to loans outstanding	1.49%	1.83%

Risk Elements in the Loan Portfolio

The following table shows the nonperforming assets at June 30, 2013 and 2012.

	June 30,
(Dollars in thousands)	2013	2012
Loans over 90 days past due and still accruing	$-	$200
Loans on nonaccrual:
Real estate – Construction	626	3,430
Real estate – Residential	3,822	4,032
Real estate – Nonresidential	5,906	9,480
Commercial and industrial	1,712	862
Consumer and other	82	23
Total nonaccrual loans	12,148	17,827
Total of nonperforming loans	12,148	18,027
Other nonperforming assets	16,180	22,261
Total nonperforming assets	$28,328	$40,288

Percentage of nonperforming assets to total assets	7.45%	8.55%
Percentage of nonperforming loans to total loans	5.09%	6.30%
Allowance for loan losses as a percentage of non-performing loans	29.14%	29.08%

Loans over 90 days past due and still accruing – As of June 30, 2013 there were no loans past due 90 days and accruing interest. As of June 30, 2012, we had loans totaling $199,790 that were past due over 90 days and still accruing interest. These loans were secured by real estate and included in our impaired loan classification at June 30, 2012.

Nonaccruing loans – At June 30, 2013 and 2012, loans totaling $12,148,026 and $17,827,261, respectively, were in nonaccrual status. Generally, loans are placed on nonaccrual status if principal or interest payments become 90 days past due and/or we deem the collectibility of the principal and/or interest to be doubtful.  Once a loan is placed in nonaccrual status, all previously accrued and uncollected interest is reversed against interest income.  Interest income on nonaccrual loans is recognized on a cash basis when the ultimate collectability is no longer considered doubtful.  Loans are returned to accrual status when the principal and interest amounts contractually due are brought current and future payments are reasonably assured. For the six months ended June 30, 2013 and 2012, interest income recognized on nonaccrual loans was $217,797 and $151,094, respectively. If the nonaccrual loans had been accruing interest at their original contracted rates, related income would have been $247,674 and $452,772 for the six months ended June 30, 2013 and 2012, respectively. All nonaccruing loans at June 30, 2013 and 2012 were included in our classification of impaired loans at those dates.

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

At June 30, 2013 there were 48 loans classified as a TDR totaling $10,006,336. Of the 48 loans, 16 loans totaling $3,431,546 were performing while 32 loans totaling $6,574,790 were not performing. At June 30, 2012, there were 42 loans classified as TDR totaling $12,189,375. Of the 42 loans, 13 loans totaling $6,234,412 were performing while 29 loans totaling $5,954,963 were not performing. All restructured loans resulted in either extended maturity or lowered rates and were included in the impaired loan balance.

Impaired loans - At June 30, 2013, we had impaired loans totaling $16,119,288, as compared to $25,779,121 at June 30, 2012. Included in the impaired loans at June 30, 2013 were seven borrowers that accounted for approximately 66.94% of the total amount of the impaired loans at that date. These loans were primarily commercial real estate loans located in the following South Carolina areas: 33.31% in the Coastal area, 19.24% in the Columbia area and 47.45% in the Florence area. Impaired loans, as a percentage of total loans, were 6.76% at June 30, 2013 as compared to 9.01% at June 30, 2012.

During the first six months of 2013, the average investment in impaired loans was approximately $23,255,000 as compared to $26,306,000 during the first six months of 2012. Impaired loans with a specific allocation of the allowance for loan losses totaled approximately $1,800,494 and $6,715,000 at June 30, 2013 and 2012, respectively. The amount of the specific allocation at June 30, 2013 and 2012 was $100,111 and $662,146, respectively.

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

As of June 30, 2013, we had OREO properties totaling $16,179,513, geographically located in the following South Carolina areas 49.36% in the Coastal area, 15.73% in the Columbia area and 34.91% in the Florence area.  The combined nature of these properties is 80.68% commercial and 19.32% residential and other.  While we are diligently trying to dispose of our OREO properties, the relatively low demand in many of these market segments affects our ability to do so in a timely manner without experiencing additional losses.  Additionally, there can be no assurance that these properties can be sold for their carrying values.

From June 30, 2012 to June 30, 2013, due primarily to sales, OREO decreased $6,081,787, or 27.32%. While OREO properties that consist of raw land continue to be difficult to sell, the majority of our OREO inventory with improvements is income producing, either through sale or interim leasing. This cash flow helps offset direct costs such as taxes and insurance, while offsetting opportunity cost during marketing. During the first two quarters of 2013 and 2012, income earned on OREO was $25,811 and $98,803, respectively. OREO expenses, net of income earned, for the quarters ended June 30, 2013 and 2012, was $826,686 and $1,362,522.

Deposits and Other Interest-Bearing Liabilities

Average interest-bearing liabilities decreased $81,078,850, or 21.36%, to $298,591,234 for the six months ended June 30, 2013 from $379,670,084 for the six months ended June 30, 2012.

Deposits - For the six months ended June 30, 2013 and 2012, average total deposits were $333,495,700 and $410,146,392, respectively, which is a decrease of $76,650,692, or 18.69%. At June 30, 2013 and December 31, 2012, total deposits were $310,976,317 and $349,314,134 respectively, a decrease of $38,337,817, or 10.98%. This decrease largely mirrors reductions in the Bank’s loan portfolio.

Average interest-bearing deposits decreased $81,595,167, or 23.06%, to $272,311,934 for the six months ended June 30, 2013, from $353,907,101 for the six months ended June 30, 2012.

The average balance of non-interest bearing deposits increased $4,944,475, or 8.79%, to $61,183,766 for the six months ended June 30, 2013, from $56,239,291 for the six months ended June 30, 2012.

The following table shows the average balance amounts and the average rates paid on deposits held by us for the six months ended June 30, 2013 and 2012.

	Six Months Ended June 30,
	2013		2012
	Average	Average	Average	Average
	Amount	Rate	Amount	Rate
Noninterest bearing demand deposits	$61,183,766	0.00%	$56,239,291	0.00%
Interest bearing demand deposits	43,545,850	0.12	42,247,296	0.16
Savings accounts	98,879,396	0.20	118,248,247	0.30
Time deposits	129,886,688	1.75	193,411,558	2.07
Total	$333,495,700	0.76%	$410,146,392	1.11%

Core deposits, which exclude time deposits of $100,000 or more, provide a relatively stable funding source for our loan portfolio and other earning assets. Our core deposits were $253,718,756 and $265,610,288 at June 30, 2013 and December 31, 2012, respectively. As of June 30, 2013 and December 31, 2012, our core deposits were 81.59% and 76.04% of total deposits, respectively. Overall, we have placed a high priority on securing low-cost local deposits over other, more costly, funding sources in the current low-rate environment.

Included in time deposits of $100,000 and over, at June 30, 2013 and December 31, 2012, are brokered time deposits of $36,005,000 and $57,885,000, respectively, equating to a decrease of $21,880,000. In accordance with our asset/liability management strategy, we do not intend to renew or replace the brokered deposits outstanding at June 30, 2013, when they mature.

Deposits, and particularly core deposits, have been our primary source of funding and have enabled us to meet successfully both our short-term and long-term liquidity needs. We anticipate that such deposits will continue to be our primary source of funding in the future. Our loan-to-deposit ratio was 76.67% and 74.51% on June 30, 2013 and December 31, 2012, respectively.

The maturity distribution of our time deposits of $100,000 or more at June 30, 2013, is set forth in the following table:

June 30,
2013
Three months or less	$16,813,037
Over three through twelve months	25,452,084
Over one year through three years	14,558,336
Over three years	434,104
Total	$57,257,561

Approximately 73.82 % of our time deposits of $100,000 or more had scheduled maturities within one year. Large certificate of deposit customers tend to be extremely sensitive to interest rate levels, making these deposits less reliable sources of funding for liquidity planning purposes than core deposits. We expect most certificates of deposit with maturities less than one year to be renewed upon maturity. However, there is the possibility that some certificates may not be renewed. We believe that, should these certificates of deposit not be renewed, the impact would be minimal on our operations and liquidity due to the availability of other funding sources.

Other Borrowings – Other borrowings at June 30, 2013 and December 31, 2012, consist of the following:

	June 30,	December 31,
	2013	2012
Securities sold under agreements to repurchase	$5,246,235	$4,377,978
Advances from Federal Home Loan Bank	11,000,000	11,000,000
Junior subordinated debentures	10,310,000	10,310,000

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

Capital Resources

Total shareholders' equity at June 30, 2013 and December 31, 2012 was $41.1 million and $41.2 million, respectively. The $0.1 million decrease during the first six months of 2013 resulted mainly from our other comprehensive loss of $0.8 million, our net loss from operations of $0.2 million, and to the expenses related to the auction of our Series A and B Preferred stock of $0.2 million.

The following table shows the return on average assets (net income divided by average total assets), return on average equity (net income divided by average equity), and equity to assets ratio (average equity divided by average total assets) for the three months ended June 30, 2013 and 2012. While we have not paid a cash dividend on our common stock since our inception, the Company has declared and paid dividends on its outstanding shares of preferred stock, and made quarterly interest payments on its trust-preferred securities as agreed. Under the terms of the Company MOU, the terms of which are more fully described as part of “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Regulatory Matters,” the Company must request prior approval from the Federal Reserve prior to declaring or paying dividends on our common stock or preferred stock, or making scheduled interest payments on our trust-preferred securities. Such approval was not granted by the Federal Reserve for payment of the Company’s dividends and interest payments due and payable in the seven consecutive quarters ended June 30, 2013. Also, such approval was not granted for payments due in the third quarter of 2013.

	Six Months Ended
	June 30,
	2013	2012
Return on average assets	0.00%	0.19%
Return on average equity	(0.01)	2.21
Average equity to average assets ratio	10.15	8.67

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

The Company and the Bank are also required to maintain capital at a minimum level based on quarterly average assets, which is known as the leverage ratio. Only the strongest banks are allowed to maintain capital at the minimum requirement of 3%. All others are subject to maintaining ratios 1% to 2% above the minimum

The Company and the Bank were each considered to be “well capitalized” for regulatory purposes at June 30, 2013 and December 31, 2012. The following table shows the regulatory capital ratios for the Company and the Bank at June 30, 2013 and December 31, 2012.

	June 30, 2013		December 31, 2012
	Holding		Holding
	Company	Bank	Company	Bank
Total capital (to risk-weighted assets)	18.16%	16.75%	17.16%	15.72%
Tier 1 capital (to risk-weighted assets)	16.96%	15.54%	15.91%	14.47%
Leverage or Tier 1 capital (to total average assets)	12.61%	11.52%	11.48%	10.40%

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

Off-Balance Sheet Risk

Through our operations, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At June 30, 2013 we had issued commitments to extend credit of $37.5 million and standby letters of credit of $83 thousand through various types of commercial lending arrangements. Approximately $33.8 million of these commitments to extend credit had variable rates.

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at June 30, 2013:

			After
		After One	Three
	Within	Through	Through	Within	Greater
(Dollars in Thousands)	One	Three	Twelve	One	Than
	Month	Months	Months	Year	One Year	Total
Unused commitments to extend credit	$6,182	$3,539	$6,854	$16,575	$20,942	$37,517
Standby letters of credit	-	-	83	83	-	83
Totals	$6,182	$3,539	$6,937	$16,658	$20,942	$37,600

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

We were liability-sensitive during the year ended December 31, 2012 and during the six months ended June 30, 2013. As of June 30, 2013, we expect to be liability-sensitive for the next six months because a majority of our deposits reprice over a 12-month period. Approximately 33% of our loans were variable rate loans at June 30, 2013. The ratio of cumulative gap to total earning assets after 12 months was a negative 24.56% because $79.7 million more liabilities will reprice in a 12-month period than assets. However, our gap analysis is not a precise indicator of our interest sensitivity position. The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally.  For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but those rates are viewed by us as significantly less interest-sensitive than market-based rates such as those paid on noncore deposits. Net interest income may be affected by other significant factors in a given interest rate environment, including changes in the volume and mix of interest-earning assets and interest-bearing liabilities.

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

At June 30, 2013, our liquid assets, consisting of cash and cash equivalents amounted to $34.7 million, or 9.13% of total assets.  Our investment securities, excluding nonmarketable securities, at June 30, 2013, amounted to $50.2 million, or 13.21% of total assets.  Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner.  However, $13.7 million of these securities were pledged as collateral to secure public deposits and borrowings as of June 30, 2013.  At December 31, 2012, our liquid assets, consisting of cash and cash equivalents, amounted to $38.1 million, or 9.10% of total assets.  Our investment securities, excluding nonmarketable securities, at December 31, 2012 amounted to $60.1 million, or 14.36% of total assets.  Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner.  However, $14.9 million of these securities were pledged as collateral to secure public deposits and borrowings as of December 31, 2012.

Our ability to maintain and expand our deposit base and borrowing capabilities serves as our primary source of liquidity.  For the near future, it is our intention to reduce the use of wholesale funding to fund loan demand, instead relying on lower-cost funding sources, particularly core deposits.  We plan to meet our future cash needs through the liquidation of temporary investments, the generation of deposits, and from additional borrowings.  In addition, we will receive cash upon the maturity and sale of loans and the maturity of investment securities. At June 30, 2013, we had a $5.0 million unused line of credit with the Federal Reserve Bank and had sufficient unpledged securities that would have allowed us to borrow an additional $36.5 million from the Federal Reserve Bank.  Also, as member of the Federal Home Loan Bank of Atlanta, (the “FHLB”) we can make applications for borrowings that can be made for leverage purposes.  The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the bank be pledged to secure any advances from them. We have an available line to borrow funds from the FHLB up to 30% of the Bank’s total assets, which provide additional available funds of $121.2 million at June 30, 2013.  At that date the bank had drawn $11.0 million on this line.  We believe that the sources described above will be sufficient to meet our future liquidity needs.

The Company is largely dependent upon dividends from the Bank as a source of cash.  The Bank MOU restricts the ability of the Bank to declare and pay dividends to the Company.  The Company MOU requires the Company to obtain approval of the Federal Reserve Bank prior to declaring dividends.  The Federal Reserve did not approve the Company’s request to pay dividends and interest payments relating to its outstanding classes of preferred stock and trust preferred securities due and payable in the seven consecutive quarters ended June 30, 2013, nor did Federal Reserve approve the Company's request to make the payments due in the third quarter of 2013. See “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Regulatory Matters” for additional information relating to the Company MOU.

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

Interest Sensitivity Analysis

The following table sets forth information regarding our rate sensitivity as of June 30, 2013, for each of the time intervals indicated. The information in the table may not be indicative of our rate sensitivity position at other points in time. In addition, the maturity distribution indicated in the table may differ from the contractual maturities of the earning assets and interest-bearing liabilities presented due to consideration of prepayment speeds under various interest rate change scenarios in the application of the interest rate sensitivity methods described above.

			After		Greater
		After One	Three		Than One
	Within	Through	Through	Within	Year or
(Dollars in Thousands)	One	Three	Twelve	One	Non-
	Month	Months	Months	Year	Sensitive	Total
Interest-Earning Assets
Interest-bearing deposits in other banks	$32,172	$-	$-	$32,172	$-	$32,172
Loans (1)	26,756	20,159	77,261	124,176	116,655	240,831
Securities, taxable	-	-	-	-	50,247	50,247
Nonmarketable securities	1,055	-	-	1,055	-	1,055
Time deposits in other banks	-	-	101	101	-	101
Total earning assets	59,983	20,159	77,362	157,504	166,902	324,406

Interest-Bearing Liabilities
Interest-bearing deposits:
Demand deposits	$45,712	$-	$-	$45,712	$-	$45,712
Savings deposits	95,190	-	-	95,190	-	95,190
Time deposits	13,165	19,693	48,168	81,026	26,623	107,649
Total interest-bearing deposits	154,067	19,693	48,168	221,928	26,623	248,551
Federal Home Loan Bank Advances	-	-	10,000	10,000	1,000	11,000
Junior subordinated debentures	-	-	-	-	10,310	10,310
Repurchase agreements	5,246	-	-	5,246	-	5,246
Total interest-bearing liabilities	159,313	19,693	58,168	237,174	37,933	275,107

Period gap	$(99,330)	$466	$19,194	$(79,670)	$128,969

Cumulative gap	$(99,330)	$(98,864)	$(79,670)	$(79,670)	$49,299

Ratio of cumulative gap to total earning assets	(30.62)%	(30.48)%	(24.56)%	(24.56)%	15.20%

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	The following stock repurchases were made during the period covered by this report in connection with administration of the Company’s employee stock ownership plan.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2013 – April 30, 2013	-	$-	-	-
May 1, 2013 - May 31, 2013	-	$-	-	-
June 1, 2013 – June 30, 2013	10,396	$1.71	-	-
	10,396	$1.71	-	-

Item 6. Exhibits

Exhibit Number	Exhibit

31.1	Certification pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended.
31.2	Certification pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive Data Files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 in XBRL. Pursuant to Regulation 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and are otherwise not subject to liability.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST RELIANCE BANCSHARES, INC.

Date: August 9, 2013	By:	/s/ F. R. Saunders, Jr.
F. R. Saunders, Jr.
President and Chief Executive Officer

Date: August 9, 2013	By:	/s/ Jeffrey A. Paolucci
Jeffrey A. Paolucci
Executive Vice President and Chief Financial Officer

-45-