Form 10-Q
period 2013-09-30
FIRST RELIANCE BANCSHARES INC
filed 2013-11-08
CIK 1172102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

(Mark One)	FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2013

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

4,566,650 shares of common stock, par value $0.01 per share, as of October 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒

FIRST RELIANCE BANCSHARES, INC.
Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2013	2012
Assets	(Unaudited)	(Audited)
Cash and cash equivalents:
Cash and due from banks	$2,910,140	$2,893,020
Interest-bearing deposits with other banks	22,895,029	35,169,883
Total cash and cash equivalents	25,805,169	38,062,903

Time deposits in other banks	101,207	100,953

Securities available-for-sale	51,243,713	60,071,012
Nonmarketable equity securities	1,055,000	1,297,400
Total investment securities	52,298,713	61,368,412

Mortgage loans held for sale	825,704	5,621,860

Loans receivable	231,093,043	260,257,334
Less allowance for loan losses	(2,899,368)	(4,167,482)
Loans, net	228,193,675	256,089,852

Premises, furniture and equipment, net	24,466,238	24,626,975
Accrued interest receivable	1,063,083	1,276,898
Other real estate owned	13,913,979	15,289,991
Cash surrender value life insurance	12,858,461	12,599,787
Other assets	2,296,990	3,239,579
Total assets	$361,823,219	$418,277,210

Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Noninterest-bearing transaction accounts	$63,983,317	$58,023,250
Interest-bearing transaction accounts	47,720,863	42,568,838
Savings	91,308,501	104,031,114
Time deposits $100,000 and over	46,607,446	83,703,846
Other time deposits	46,578,269	60,987,086
Total deposits	296,198,396	349,314,134

Securities sold under agreement to repurchase	4,918,396	4,377,978
Advances from Federal Home Loan Bank	11,000,000	11,000,000
Junior subordinated debentures	10,310,000	10,310,000
Accrued interest payable	564,519	465,409
Other liabilities	1,551,423	1,611,762
Total liabilities	324,542,734	377,079,283

Shareholders’ Equity
Preferred stock
Series A cumulative perpetual preferred stock - 15,349 shares issued and outstanding	15,096,562	15,120,344
Series B cumulative perpetual preferred stock - 767 shares issued and outstanding	774,054	786,399
Series C cumulative mandatory convertible preferred stock - 2,293 shares shares issued and outstanding at December 31, 2012	-	2,293,000
Common stock, $0.01 par value; 20,000,000 shares authorized, 4,566,650 and 4,094,861 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	45,667	40,949
Capital surplus	30,605,907	27,991,132
Treasury stock, at cost, 29,846 and 19,289 shares at September 30, 2013 and December 31, 2012, respectively	(201,634)	(182,234)
Nonvested restricted stock	(40,078)	(123,466)
Retained deficit	(9,318,058)	(6,207,116)
Accumulated other comprehensive income	318,065	1,478,919
Total shareholders’ equity	37,280,485	41,197,927
Total liabilities and shareholders’ equity	$361,823,219	$418,277,210

See notes to condensed consolidated financial statements

FIRST RELIANCE BANCSHARES, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Interest income:
Loans, including fees	$3,246,099	$4,196,618	$10,090,301	$12,699,918
Investment securities:
Taxable	272,918	445,994	935,158	1,373,027
Nontaxable	16,987	128,216	16,987	506,305
Other interest income	20,295	22,844	73,230	80,838
Total	3,556,299	4,793,672	11,115,676	14,660,088

Interest expense:
Time deposits	376,271	823,399	1,502,759	2,833,290
Other deposits	49,458	87,814	173,446	346,952
Other interest expense	122,005	129,890	362,023	386,917
Total	547,734	1,041,103	2,038,228	3,567,159

Net interest income	3,008,565	3,752,569	9,077,448	11,092,929

Provision for loan losses	609,808	350,955	609,808	950,955

Net interest income after provision for loan losses	2,398,757	3,401,614	8,467,640	10,141,974

Noninterest income:
Service charges on deposit accounts	435,616	451,027	1,252,816	1,301,545
Gain on sales of mortgage loans	303,781	303,228	877,822	855,966
Income from bank owned life insurance	86,908	91,573	258,675	281,250
Other charges, commissions and fees	271,658	250,335	739,322	719,344
Gain on sale of securities	-	1,298,627	33,917	1,806,414
Other non-interest income	82,617	57,544	252,043	493,904
Total	1,180,580	2,452,334	3,414,595	5,458,423

Noninterest expenses:
Salaries and employee benefits	1,939,545	1,975,606	5,845,209	5,771,871
Occupancy expense	390,355	375,971	1,123,502	1,108,232
Furniture and equipment expense	435,846	330,979	908,688	1,083,915
Other operating expenses	3,283,492	2,494,982	6,656,392	6,501,651
Total	6,049,238	5,177,538	14,533,791	14,465,669

Net income (loss) before income taxes	(2,469,901)	676,410	(2,651,556)	1,134,728

Income tax expense	-	-	-	-

Net income (loss)	(2,469,901)	676,410	(2,651,556)	1,134,728

Preferred stock dividends	254,449	249,248	752,944	747,743
Deemed dividends on preferred stock resulting from
net accretion of discount and amortization
of premium	44,876	44,876	133,164	133,652

Net income (loss) available to common shareholders	$(2,769,226)	$382,286	$(3,537,664)	$253,333

Average common shares outstanding, basic	4,413,119	4,096,774	4,202,251	4,093,148
Average common shares outstanding, diluted	4,413,119	4,281,099	4,202,251	4,290,298

Basic earnings (loss) per share	$(0.63)	$0.09	$(0.84)	$0.06
Diluted earnings (loss) per share	(0.63)	0.09	(0.84)	0.06

See notes to condensed consolidated financial statements

FIRST RELIANCE BANCSHARES, INC.
 Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Net income (loss) from operations	$(2,469,901)	$676,410	$(2,651,556)	$1,134,728

Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) on available-for-sale securities arising during the period	(593,067)	742,089	(1,735,378)	1,488,136
Income tax expense (benefit)	(201,643)	252,310	(550,709)	505,966
Net of income taxes	(391,424)	489,779	(1,184,669)	982,170
Reclassification adjustment for gains (losses) realized in net income from operations	-	1,298,627	(36,083)	1,806,414
Income tax expense (benefit)	-	441,533	(12,268)	614,181
Net of income taxes	-	857,094	(23,815)	1,192,233

Other comprehensive income (loss)	(391,424)	(367,315)	(1,160,854)	(210,063)

Comprehensive income (loss)	$(2,861,325)	$309,095	$(3,812,410)	$924,665

See notes to condensed consolidated financial statements

FIRST RELIANCE BANCSHARES, INC.
Condensed Consolidated Statements of Shareholders’ Equity
For the Nine Months Ended September 30, 2013 and 2012
  (Unaudited)

							Accumulated
							Other
					Nonvested	Retained	Comprehensive
	Preferred	Common	Capital	Treasury	Restricted	Earnings	Income
	Stock	Stock	Surplus	Stock	Stock	(Deficit)	(Loss)	Total

Balance, December 31, 2011	$18,021,216	$40,844	$27,992,485	$(173,650)	$(320,196)	$(6,304,429)	$1,861,720	$41,117,990

Net income						1,134,728		1,134,728

Changes in unrealized gains and losses on securities							(210,064)	(210,064)

Accretion of Series A
Preferred stock discount	146,041					(146,041)		-

Amortization of Series B
Preferred stock premium	(12,390)					12,390		-

Issuance Common Stock		8	993					1,001

Net Change in Restricted Stock		116	7,766		144,219			152,101

Purchase of treasury stock				(8,565)				(8,565)

Balance, September 30, 2012	$18,154,867	$40,968	$28,001,244	$(182,215)	$(175,977)	$(5,303,352)	$1,651,656	$42,187,191

Balance, December 31, 2012	$18,199,743	$40,949	$27,991,132	$(182,234)	$(123,466)	$(6,207,116)	$1,478,919	$41,197,927

Net loss						(2,651,556)		(2,651,556)

Changes in unrealized gains and losses on securities							(1,160,854)	(1,160,854)

Expense of auctioning Series A and Series B
Preferred stock	(169,291)							(169,291)

Accretion of Series A
Preferred stock discount	145,509					(145,509)		-

Amortization of Series B
Preferred stock premium	(12,345)					12,345		-

Conversion of Series C
Preferred stock to Common stock	(2,293,000)	4,709	2,614,513			(326,222)		-

Issuance Common Stock		5	997					1,002

Net Change in Restricted Stock		4	(735)		83,388			82,657

Purchase of treasury stock				(19,400)				(19,400)

Balance, September 30, 2013	$15,870,616	$45,667	$30,605,907	$(201,634)	$(40,078)	$(9,318,058)	$318,065	$37,280,485

See notes to condensed consolidated financial statements

FIRST RELIANCE BANCSHARES, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
	2013	2012
Cash flows from operating activities:
Net Income (loss)	$(2,651,556)	$1,134,728
Adjustments to reconcile net income (loss) to net cash
Provided by operating activities:
Provision for loan losses	609,808	950,955
Depreciation and amortization expense	623,828	702,635
Gain on sale of available-for-sale securities	(33,917)	(1,806,414)
Impairment loss on available-for-sale securities	70,000	-
Loss on sale of other real estate owned	331,626	109,516
Write down of other real estate owned	1,403,712	882,189
Discount accretion and premium amortization on available-for-sale securities	246,007	169,887
Disbursements for loans held-for-sale	(23,514,839)	(36,145,420)
Proceeds from loans held-for-sale	28,310,995	35,031,017
Decrease in interest receivable	213,815	561,862
Increase in cash surrender value of life insurance	(258,674)	(281,250)
Increase in interest payable	99,110	92,221
Amortization of deferred compensation on restricted stock	82,657	152,101
Increase (decrease) in other liabilities	(60,339)	1,223,126
Decrease in other assets	1,381,037	840,699
Net cash provided by operating activities	6,853,270	3,617,852

Cash flows from investing activities:
Increase in time deposits	(254)	(580)
Net decrease in loans receivable	22,683,679	23,792,006
Purchases of securities available-for-sale	(6,954,182)	(13,220,603)
Proceeds on sales of securities available-for-sale	712,248	25,677,784
Maturities of securities available-for-sale	13,087,848	8,891,082
Net decrease of nonmarketable equity securities	242,400	1,044,400
Proceeds from sales of other real estate owned	4,243,364	5,882,445
Purchases of premises and equipment	(363,098)	(233,662)
Net cash provided by investing activities	33,652,005	51,832,872

Cash flows from financing activities:
Net decrease in demand deposits, interest-bearing and savings accounts	(1,610,521)	(9,782,700)
Net decrease in certificates of deposit and other time deposits	(51,505,217)	(53,689,447)
Net increase in securities sold under agreements to repurchase	540,418	4,711,362
Expense of auctioning Series A and Series B Preferred stock	(169,291)	-
Issuance of common stock to employees	1,002	1,001
Purchase of treasury stock	(19,400)	(8,565)
Net cash used by financing activities	(52,763,009)	(58,768,349)

Net decrease in cash and cash equivalents	(12,257,734)	(3,317,625)

Cash and cash equivalents, beginning of period	38,062,903	44,020,830

Cash and cash equivalents, end of period	$25,805,169	$40,703,205

Cash paid during the period for:
Interest	$1,939,118	$3,474,938
Income taxes	-	-

Supplemental noncash investing and financing activities:
Foreclosures on loans	$4,602,690	$5,317,584
Net change in valuation allowance – available-for-sale	(1,160,853)	(210,064)

See notes to condensed consolidated financial statements

FIRST RELIANCE BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1 - Basis of Presentation

The accompanying condensed consolidated financial statements of First Reliance Bancshares, Inc. (“the Company”), have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit certain disclosures that would appear in audited annual consolidated financial statements.  The consolidated financial statements as of September 30, 2013 and for the interim periods ended September 30, 2013 and 2012 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation.  The consolidated financial information as of December 31, 2012 has been derived from the audited consolidated financial statements as of that date.  For further information, refer to the consolidated financial statements and the notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows

Note 3 - Reclassifications

Certain captions and amounts in the financial statements in the Company’s Form 10-Q for the quarter ended September 30, 2012 were reclassified to conform to the September 30, 2013 presentation.

Note 4 - Investment Securities

The amortized cost and estimated fair values of securities available-for-sale were:

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
September 30, 2013
U.S. Government-sponsored agencies	$7,213,758	$100,023	$169,049	$7,144,732
Municipals	3,166,424	20,625	27,084	3,159,965
Cooperate bonds	2,760,261	42,519	-	2,802,780
Mortgage-backed securities	37,591,353	693,831	178,948	38,106,236
Equity security	30,000	-	-	30,000
Total	$50,761,796	$856,998	$375,081	$51,243,713

December 31, 2012
U.S. Government-sponsored agencies	$7,591,892	$517,136	$-	$8,109,028
Mortgage-backed securities	50,197,908	1,758,576	-	51,956,484
Equity security	100,000	-	94,500	5,500
Total	$57,889,800	$2,275,712	$94,500	$60,071,012

The following is a summary of maturities of securities available-for-sale as of September 30, 2013.  The amortized cost and estimated fair values are based on the contractual maturity dates.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty.  Mortgage-backed securities are presented as a separate line, the maturities of which are based on expected maturities, as paydowns are expected to occur before the securities’ contractual maturity dates.

	Securities
	Available-For-Sale
	Amortized	Estimated
	Cost	Fair Value
U.S. Government-sponsored agencies, municipals and corporate bonds
Due after ten years	$13,140,443	$13,107,477
Mortgage-backed securities	37,591,353	38,106,236
Equity security	30,000	30,000
Total	$50,761,796	$51,243,713

The following table shows gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2013 and December 31, 2012.

	September 30, 2013		December 31, 2012
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses
Less Than 12 Months
U.S. Government-sponsored agencies	$4,537,489	$169,049	$-	$-
Municipals	2,043,109	27,084	-	-
Mortgage-backed securities	7,371,927	178,948	-	-
	13,952,525	375,081	-	-
12 Months or More
Equity security	-	-	5,500	94,500
Total securities available-for-sale	$13,952,525	$375,081	$5,500	$94,500

At September 30, 2013, there were no securities that had been in a loss position for twelve months or more.  However, during the first quarter of 2013 management determined that the Company’s equity investment of $100,000 in a local community bank was other-than-temporarily impaired.  Based on industry analyst reports and market trading prices, it was determined that the estimated fair market value of this investment was $30,000.  Consequently, an impairment loss of $70,000 was recognized.  While the Company does not intend to sell this security in the near future, and it is more likely than not that the Company will not be required to sell it, there is no assurance that the carrying value of this security will be realized in the future.

During the first nine months of 2013 and 2012, proceeds from the sale of available-for-sale securities were $712,248 and $25,677,784, respectively.  Net gains on available-for-sale securities totaled $33,917 and $1,806,414 for the first nine months of 2013 and 2012, respectively.

Note 5 – Loans Receivable and Allowance for Loan Losses

Major classifications of loans receivable are summarized as follows:

	September 30,	December 31,
	2013	2012
Real estate loans:
Construction	$25,983,333	$31,985,532
Residential:
Residential 1-4 family	34,619,592	35,091,846
Multifamily	4,460,305	5,563,043
Second mortgages	4,361,528	4,077,692
Equity lines of credit	21,042,326	22,502,339
Total residential	64,483,751	67,234,920
Nonresidential	103,285,343	122,309,917
Total real estate loans	193,752,427	221,530,369
Commercial and industrial	26,747,037	29,255,564
Consumer	10,521,865	9,304,913
Other	71,714	166,488
Total loans	$231,093,043	$260,257,334

The Company has pledged certain loans as collateral to secure its borrowings from the Federal Home Loan Bank.  The total of loans pledged was $75,250,210 and $84,692,901 at September 30, 2013 and December 31, 2012, respectively.

The following is an analysis of the allowance for loan losses by class of loans for the nine months ended September 30, 2013 and the year ended December 31, 2012.

September 30, 2013
					Total
		Real Estate Loans			Real
(Dollars in Thousands)				Non-	Estate		Consumer
	Total	Construction	Residential	Residential	Loans	Commercial	and Other
Beginning balance	$4,167	$1,441	$951	$1,129	$3,521	$616	$30
Provisions	610	(1,150)	1,071	1,001	922	(348)	36
Recoveries	396	123	174	18	315	69	12
Charge-offs	(2,274)	(249)	(981)	(914)	(2,144)	(92)	(38)
Ending balance	$2,899	$165	$1,215	$1,234	$2,614	$245	$40

December 31, 2012
					Total
		Real Estate Loans			Real
(Dollars in Thousands)				Non-	Estate		Consumer
	Total	Construction	Residential	Residential	Loans	Commercial	and Other
Beginning balance	$7,743	$3,291	$2,757	$1,081	$7,129	$575	$39
Provisions	1,946	148	(850)	1,819	1,117	819	10
Recoveries	1,104	298	129	54	481	613	10
Charge-offs	(6,626)	(2,296)	(1,085)	(1,825)	(5,206)	(1,391)	(29)
Ending balance	$4,167	$1,441	$951	$1,129	$3,521	$616	$30

The following is a summary of loans evaluated for impairment individually and collectively, by class, at September 30, 2013 and December 31, 2012.

September 30, 2013
					Total
		Real Estate Loans			Real
(Dollars in Thousands)				Non-	Estate		Consumer
	Total	Construction	Residential	Residential	Loans	Commercial	and Other
Allowance
Evaluated for impairment
Individually	$280	$6	$189	$18	$213	$66	$1
Collectively	2,619	159	1,026	1,216	2,401	179	39
Allowance for loan losses	$2,899	$165	$1,215	$1,234	$2,614	$245	$40

Total Loans
Evaluated for impairment
Individually	$14,795	$2,601	$3,259	$7,315	$13,175	$1,524	$96
Collectively	216,298	23,382	61,225	95,970	180,577	25,223	10,498
Loans receivable	$231,093	$25,983	$64,484	$103,285	$193,752	$26,747	$10,594

December 31, 2012
					Total
		Real Estate Loans			Real
(Dollars in Thousands)				Non-	Estate		Consumer
	Total	Construction	Residential	Residential	Loans	Commercial	and Other
Allowance
Evaluated for impairment
Individually	$524	$23	$106	$362	$491	$20	$13
Collectively	3,643	1,418	845	767	3,030	596	17
Allowance for loan losses	$4,167	$1,441	$951	$1,129	$3,521	$616	$30

Total Loans
Evaluated for impairment
Individually	$28,030	$6,151	$5,323	$14,464	$25,938	$1,973	$119
Collectively	232,227	25,834	61,912	107,846	195,592	27,283	9,352
Loans receivable	$260,257	$31,985	$67,235	$122,310	$221,530	$29,256	$9,471

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

The following summarizes the Company’s impaired loans as of September 30, 2013.

		Unpaid		Average
(Dollars in Thousands)	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment
With no related allowance recorded:
Real estate
Construction	$753	$856	$-	$1,829
Residential	2,368	2,411	-	3,266
Nonresidential	6,500	6,946	-	8,722
Total real estate loans	9,621	10,213	-	13,817
Commercial	13	13	-	1,411
Consumer and other	38	38	-	73
	9,672	10,264	-	15,301

With an allowance recorded:
Real estate
Construction	1,848	1,848	6	1,767
Residential	891	909	189	1,382
Nonresidential	815	1,365	18	2,267
Total real estate loans	3,554	4,122	213	5,416
Commercial	1,511	1,511	66	391
Consumer and other	58	58	1	32
	5,123	5,691	280	5,839
Total
Real estate
Construction	2,601	2,704	6	3,596
Residential	3,259	3,320	189	4,648
Nonresidential	7,315	8,311	18	10,989
Total real estate loans	13,175	14,335	213	19,233
Commercial	1,524	1,524	66	1,802
Consumer and other	96	96	1	105
Total	$14,795	$15,955	$280	$21,140

The following summarizes the Company’s impaired loans as of December 31, 2012.

		Unpaid		Average
(Dollars in Thousands)	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment
With no related allowance recorded:
Real estate
Construction	$3,157	$3,827	$-	$3,755
Residential	3,825	4,209	-	4,138
Nonresidential	10,311	11,439	-	9,941
Total real estate loans	17,293	19,475	-	17,834
Commercial	1,953	1,990	-	1,334
Consumer and other	80	81	-	42
	19,326	21,546	-	19,210
With an allowance recorded:
Real estate
Construction	2,994	3,102	23	3,099
Residential	1,498	1,500	106	1,410
Nonresidential	4,153	4,744	362	3,183
Total real estate loans	8,645	9,346	491	7,692
Commercial	20	20	20	603
Consumer and other	39	39	13	27
	8,704	9,405	524	8,322
Total
Real estate
Construction	6,151	6,929	23	6,854
Residential	5,323	5,709	106	5,548
Nonresidential	14,464	16,183	362	13,124
Total real estate loans	25,938	28,821	491	25,526
Commercial	1,973	2,010	20	1,937
Consumer and other	119	120	13	69
Total	$28,030	$30,951	$524	$27,532

Interest income on impaired loans other than nonaccrual loans is recognized on an accrual basis.  Interest income on nonaccrual loans is recognized only as collected.  For the nine months ended September 30, 2013 and 2012, interest income recognized on nonaccrual loans was $478,475 and $605,750, respectively.  If the nonaccrual loans had been accruing interest at their original contracted rates, related income would have been $654,639 and $927,891 for the nine months ended September 30, 2013 and 2012, respectively.

A summary of current, past due and nonaccrual loans as of September 30, 2013 was as follows:

	Past Due	Past Due Over 90 days
(Dollars in Thousands)	30-89	and	Non-	Total		Total
	Days	Accruing	Accruing	Past Due	Current	Loans
Real estate
Construction	$-	$-	$554	$554	$25,429	$25,983
Residential	282	-	1,696	1,978	62,506	64,484
Nonresidential	21	-	5,168	5,189	98,096	103,285
Total real estate loans	303	-	7,418	7,721	186,031	193,752
Commercial	25	-	1,432	1,457	25,290	26,747
Consumer and other	31	-	77	108	10,486	10,594
Totals	$359	$-	$8,927	$9,286	$221,807	$231,093

A summary of current, past due and nonaccrual loans as of December 31, 2012 was as follows:

	Past Due	Past Due Over 90 days
(Dollars in Thousands)	30-89		Non-	Total		Total
	Days	Accruing	Accruing	Past Due	Current	Loans
Real estate
Construction	$62	$-	$2,874	$2,936	$29,049	$31,985
Residential	1,340	-	3,779	5,119	62,116	67,235
Nonresidential	566	-	12,354	12,920	109,390	122,310
Total real estate loans	1,968	-	19,007	20,975	200,555	221,530
Commercial	37	-	1,879	1,916	27,340	29,256
Consumer and other	22	6	88	116	9,355	9,471
Totals	$2,027	$6	$20,974	$23,007	$237,250	$260,257

Included in the loan portfolio are particular loans that have been modified in order to maximize the collection of loan balances. If, for economic or legal reasons related to the customer’s financial difficulties, the Company grants a concession compared to the original terms and conditions on the loan, the modified loan is classified as a troubled debt restructuring (“TDR”).

At September 30, 2013 there were 29 loans classified as TDRs totaling $7,341,485.  Of the 29 loans, 15 loans totaling $3,501,541 were performing while 14 loans totaling $3,839,944 were not performing. As of December 31, 2012 there were 52 loans classified as a TDR totaling $15,155,121.  Of the 52 loans, seven loans totaling $3,128,542 were performing while 45 loans totaling $12,026,579 were not performing.  All restructured loans resulted in either extended maturity or lowered rates and were included in the impaired loan balance.

The following table provides, by class, the number of loans modified in TDRs during the three and nine months ended September 30, 2013.

(Dollars in Thousands)	Three Months Ended September 30, 2013			Nine Months Ended September 30, 2013
			Unpaid			Unpaid
	Number	Recorded	Principal	Number	Recorded	Principal
	of Loans	Investment	Balance	of Loans	Investment	Balance
Extended maturity
Real estate –
Residential	-	$-	$-	2	$76	$76
Nonresidential	-	-	-	1	204	204
Commercial	-	-	-	1	14	14
Consumer and other	-	-	-	1	13	13
Total	-	-	-	5	307	307

Reduced Rate
Real estate –
Residential	2	$281	$281	4	$738	$738
Total	2	281	281	4	738	738
Totals	2	$281	$281	9	$1,045	$1,045

The following table provides, by class, the number of loans modified in TDRs during the three and nine months ended September 30, 2012.

(Dollars in Thousands)	Three Months Ended September 30, 2012			Nine Months Ended September 30, 2012
			Unpaid			Unpaid
	Number	Recorded	Principal	Number	Recorded	Principal
	of Loans	Investment	Balance	of Loans	Investment	Balance
Extended maturity
Real estate –
Construction	1	$495	$514	4	$3,800	$3,819
Residential	5	1,546	1,731	6	2,560	2,745
Nonresidential	3	1,759	1,816	4	1,777	1,834
Commercial	-	-	-	1	110	110
Consumer and other	2	69	74	4	307	312
Total	11	3,869	4,135	19	8,554	8,820

(Dollars in Thousands)	Three Months Ended September 30, 2012			Nine Months Ended September 30, 2012
			Unpaid			Unpaid
	Number	Recorded	Principal	Number	Recorded	Principal
	of Loans	Investment	Balance	of Loans	Investment	Balance
Reduced Rate
Real estate –
Residential	-	-	-	1	30	30
Nonresidential	1	30	30	2	446	566
Commercial	-	-	-	2	1,588	1,588
Total	1	30	30	5	2,064	2,184
Totals	12	$3,899	$4,165	24	$10,618	$11,004

The following table provides the number of loans and leases modified in troubled debt restructurings during the previous 12 months which subsequently defaulted during the three and nine months ended September 30, 2013, as well as the recorded investments and unpaid principal balances as of September 30, 2013.  Loans in default are those past due greater than 89 days.

(Dollars in Thousands)	Three Months Ended September 30, 2013			Nine Months Ended September 30, 2013
			Unpaid			Unpaid
	Number	Recorded	Principal	Number	Recorded	Principal
	of Loans	Investment	Balance	of Loans	Investment	Balance
Extended Maturity
Real estate –
Nonresidential	-	$-	$-	1	$104	$104
Total	-	-	-	1	104	104

Reduced Rate
Real estate –
Residential	-	-	-	1	171	171
Nonresidential	-	-	-	1	119	119
Total	-	-	-	2	290	290

Totals	-	$-	$-	3	$394	$394

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.

As of September 30, 2013, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

					Total
		Real Estate Loans			Real
(Dollars in Thousands)				Non-	Estate		Consumer
	Total	Construction	Residential	Residential	Loans	Commercial	and Other
Pass	$185,172	$15,886	$54,685	$79,799	$150,370	$24,366	$10,436
Special mention	32,624	9,334	6,101	16,271	31,706	855	63
Substandard	13,297	763	3,698	7,215	11,676	1,526	95
Doubtful	-	-	-	-	-	-	-
Totals	$231,093	$25,983	$64,484	$103,285	$193,752	$26,747	$10,594

As of December 31, 2012, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

					Total
		Real Estate Loans			Real
(Dollars in Thousands)				Non-	Estate		Consumer
	Total	Construction	Residential	Residential	Loans	Commercial	and Other
Pass	$200,723	$19,871	$54,280	$90,871	$165,022	$26,407	$9,294
Special mention	29,371	7,931	6,534	14,421	28,886	423	62
Substandard	30,163	4,183	6,421	17,018	27,622	2,426	115
Doubtful	-	-	-	-	-	-	-
Totals	$260,257	$31,985	$67,235	$122,310	$221,530	$29,256	$9,471

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

The following table summarizes the Company’s off-balance sheet financial instruments as of September 30, 2013 and December 31, 2012 whose contract amounts represent credit risk:

	September 30,	December 31,
	2013	2012
Commitments to extend credit	$36,506,437	$28,919,003
Standby letters of credit	83,000	8,000

Note 6 – Other Real Estate Owned

Transactions in other real estate owned for the nine months ended September 30, 2013 and year ended December 31, 2012 are summarized below:

	September 30,	December 31,
	2013	2012
Beginning balance	$15,289,991	$22,135,921
Additions	4,602,690	6,596,760
Sales	(4,574,990)	(12,251,603)
Write downs	(1,403,712)	(1,191,087)
Ending balance	$13,913,979	$15,289,991

The Company recognized a net loss of $331,626 and $109,516 on the sale of other real estate owned for the nine months ended September 30, 2013 and 2012, respectively.

Other real estate owned expense for the nine months ended September 30, 2013 and 2012 was $2,738,692 and $1,766,182, respectively, which includes gains and losses on sales.

Note 7 – Shareholders’ Equity

Common Stock – The following is a summary of the changes in common shares outstanding for the nine months ended September 30, 2013 and 2012.

	Nine Months Ended
	September 30,
	2013	2012
Common shares outstanding at beginning of the period	4,094,861	4,084,400
Conversion of Series C preferred stock to common stock	470,829	-
Issuance of common stock	550	770
Issuance of non-vested restricted shares	1,245	13,627
Forfeiture of restricted shares	(835)	(2,023)
Common shares outstanding at end of the period	4,566,650	4,096,774

Preferred Stock - Beginning with the payment date of December 1, 2011, the Company deferred dividend payments on its Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A Shares”), and Series B (the “Series B Shares”). Although the Company may defer dividend payments, the dividend is a cumulative dividend and failure to pay dividends for six dividend periods triggered board appointment rights for the holder of these shares.  Since the Company has not paid the dividend on its Series A and Series B shares for more than six quarterly periods, the holders of the Company’s Series A and Series B shares currently have the right to appoint up to two individuals to the Company’s board of directors.  To date, the right to appoint directors has not been exercised by the holders.

On March 1, 2013, the United States Department of the Treasury (the “Treasury”), the initial holder of all 15,349 shares of the Series A Shares, and all 767 shares of the Series B Shares, announced that it had auctioned the securities in a private transaction with unaffiliated third-party investors. The Company received no proceeds from the transaction; however, it incurred $169,291 of auction-related expenses which were charged against the initial proceeds from the sale of the preferred stock reflected in the accounts for each series of stock.  The clearing prices for the Series A Shares and the Series B Shares were $679.61 per share and $822.61, respectively. Both series have a liquidation preference of $1,000 per share. The closing of the private sale occurred on March 11, 2013.

The sale of the securities had no effect on their terms, including the Company’s obligation to satisfy accrued and unpaid dividends (aggregating approximately $1.7 million) prior to payment of any dividend or other distribution to holders of pari pasu or junior stock and its common stock, and an increase in the dividend rate on the Series A Shares from 5% to 9% on May 15, 2014. Further, the sale of the securities by the Treasury is not expected to have any effect on the Company’s capital, financial condition or results of operations. However, the Company generally will not be subject to certain executive compensation and corporate governance requirements to which it was subject while Treasury held the securities.

On July 31, 2013(the “Mandatory Conversion Date”), 2,293 shares of the Company’s 7% Cumulative Mandatorily Convertible Series C Preferred Stock (the “Series C Shares”) converted automatically to 470,829 shares of common stock  pursuant to the terms of the Company’s articles of incorporation, as amended to create the Series C Shares.  On the Mandatory Conversion Date, each Series C Share was automatically converted into the number of shares of common stock obtained by dividing the initial purchase price per share of $1,000, plus the amount of accrued but unpaid dividends per share, by $5.563, which was the Company‘s tangible common equity per share as of June 30, 2013. A de minimis amount of cash was also paid to each holder of Series C Shares to avoid the issuance of fractional shares as result of the conversion.

Note 8 – Income Taxes

The income tax benefit related to the Company's pretax loss for the three and nine months ended September 30, 2013 was offset by the increase of an equal amount in the valuation allowance related to its deferred tax assets.  Likewise, the income tax expense related to the pretax income for the three and nine months ended September 30, 2012 was offset by a reversal of an equal amount of the Company’s valuation allowance related to its deferred tax assets. Therefore, no income tax provision was recorded for the three and nine months ended September 30, 2013 and 2012 respectively.

Note 9 – Net Income (Loss) Per Share

Net income (loss) available to common shareholders represents net income (loss) adjusted for preferred dividends including dividends declared, accretions of discounts and amortization of premiums on preferred stock issuances and cumulative dividends related to the current dividend period that have not been declared as of period end.  All potential dilutive common share equivalents were deemed to be anti-dilutive for the three and nine months ended September 30, 2013, due to the net loss available to common shareholders.

The following is a summary of the net income (loss) per common share calculations for the three months and nine months ended September 30, 2013 and 2012.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net income (loss) available to common shareholders
Net income (loss)	$(2,469,901)	$676,410	$(2,651,556)	$1,134,728
Preferred stock dividends	254,449	249,248	752,944	747,743
Deemed dividends on preferred stock resulting from net accretion of discount and amortization of premium	44,876	44,876	133,164	133,652
Net income (loss) available to common shareholders	$(2,769,226)	$382,286	$(3,537,664)	$253,333

Basic net income (loss) per common share:
Net income (loss) available to common shareholders	$(2,769,226)	$382,286	$(3,537,664)	$253,333
Average common shares outstanding - basic	4,413,119	4,096,774	4,202,251	4,093,148
Basic net income (loss) per share	$(0.63)	$0.09	$(0.84)	$0.06

Diluted net income (loss) per common share:
Net income (loss) available to common shareholders	$(2,769,226)	$382,286	$(3,537,664)	$253,333

Average common shares outstanding – basic	4,413,119	4,096,774	4,202,251	4,093,148
Dilutive potential common shares	-	184,325	-	197,150
Average common shares outstanding - diluted	4,413,119	4,281,099	4,202,251	4,290,298
Diluted income (loss) per share	$(0.63)	$0.09	$(0.84)	$0.06

Note 10 - Equity Incentive Plan

On January 19, 2006, the Company adopted the 2006 Equity Incentive Plan, which provides for the granting of dividend equivalent rights options, performance unit awards, phantom shares, stock appreciation rights and stock awards, each of which are subject to such conditions based upon continued employment, passage of time or satisfaction of performance criteria or other criteria as permitted by the plan. The plan, as amended on September 17, 2010, allows the Company to award, subject to approval by the Board of Directors, up to 950,000 shares of stock, to officers, employees, and directors, consultants and service providers of the Company or its affiliates.  Awards may be granted for a term of up to ten years from the effective date of grant. Under this Plan, our Board of Directors has sole discretion as to the exercise date of any awards granted.  The per-share exercise price of incentive stock option awards may not be less than the market value of a share of common stock on the date the award is granted.  Any awards that expire unexercised or are canceled become available for re-issuance.

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

During the nine months ended September 30, 2013 and 2012 the Company issued 1,245 and 13,627 shares, respectively, of restricted stock under the Plan.  The shares issued in 2013 and 2012 cliff vest in three years and are fully vested in 2016 and 2015, respectively, subject to meeting the performance criteria of the Plan.  The weighted-average fair value of restricted stock issued during the nine months ended September 30, 2013 and 2012 was $1.76 and $1.05 per share, respectively.  Compensation cost associated with the issuance for 2013 and 2012 was $2,191 and $14,308, respectively, to be amortized over three years.  During the first nine months of 2013 and 2012, 835 and 2,023 shares respectively, were forfeited having a weighted average price of $3.50 and $3.18, respectively.  Deferred compensation expense of $82,657 and $152,101, relating to restricted stock, was amortized to income during the nine months ended September 30, 2013 and 2012, respectively.

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

During the first quarter of 2012, the Board of Directors cancelled all 84,334 SARs that were outstanding at December 31, 2011.  Holders of these SARs were given cash and restricted stock totaling $37,500 in exchange for the cancellation.  The cancellation resulted in the removal of all accrued SARs expense and related unrecognized compensation costs.  For the year ended December 31, 2012, net income of $337,153 was recognized as a result of the cancellation.  No SARs were issued during 2012 or during the first nine months of 2013.

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

Loans - The Company does not record loans at fair value on a recurring basis, however, from time to time, a loan is considered impaired and an allowance for loan loss is established.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan are considered impaired. Once a loan is identified as individually impaired, management measures impairment. The fair value of impaired loans is estimated using one of several methods, including the collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring a specific allowance represent loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At September 30, 2013 and December 31, 2012, substantially all of the impaired loans were evaluated based upon the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the loan as nonrecurring Level 3.

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

The tables below present the balances of assets and liabilities measured at fair value on a recurring basis by level within the hierarchy at September 30, 2013 and December 31, 2012.

	Total	Level 1	Level 2	Level 3
September 30, 2013
Available-for-sale securities:
U.S. Government-sponsored agencies	$7,144,732	$-	$7,144,732	$-
Municipals	3,159,965	-	3,159,965	-
Corporate bonds	2,802,780	-	2,802,780	-
Mortgage-backed securities	38,106,236	-	38,106,236	-
Equity security	30,000	-	30,000	-
	51,243,713	-	51,243,713	-
Mortgage loans held for sale (1)	825,704	-	825,704	-
	$52,069,417	$-	$52,069,417	$-

(1) Carried at the lower of cost or market.

	Total	Level 1	Level 2	Level 3
December 31, 2012
Available-for-sale securities:
U.S. Government-sponsored agencies	$8,109,028	$-	$8,109,028	$-
Mortgage-backed securities	51,956,484	-	51,956,484	-
Equity security	5,500	-	5,500	-
	60,071,012	-	60,071,012	-
Mortgage loans held for sale (1)	5,621,860	-	5,621,860	-
	$65,692,872	$-	$65,692,872	$-

(1) Carried at the lower of cost or market.

There were no liabilities measured at fair value on a recurring basis at September 30, 2013 and December 31, 2012.

Assets Recorded at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  The following table presents the assets and liabilities measured at fair value on a nonrecurring basis at September 30, 2013 and December 31, 2012, aggregated by level in the fair value hierarchy within which those measurements fall.

	Total	Level 1	Level 2	Level 3
September 30, 2013
Collateral-dependent impaired loans receivable	$11,977,786	$-	$-	$11,977,786
Other real estate owned	13,913,979	-	-	13,913,979
Total assets at fair value	$25,891,765	$-	$-	$25,891,765

	Total	Level 1	Level 2	Level 3
December 31, 2012
Collateral-dependent impaired loans receivable	$18,951,232	$-	$-	$18,951,232
Other real estate owned	15,289,991	-	-	15,289,991
Total assets at fair value	$34,241,223	$-	$-	$34,241,223

There were no liabilities measured at fair value on a nonrecurring basis at September 30, 2013 and December 31, 2012.

For level 3 assets measured at fair value on a non-recurring basis as of September 30, 2013 and December 31, 2012, the significant unobservable inputs in the fair value measurements were as follows:
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

Cash and Due from Banks and Interest-bearing Deposits with Other Banks- The carrying amount is a reasonable estimate of fair value.

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

Deposits- The fair value of demand deposits, savings, and money market accounts is the amount payable on demand at the reporting date.  The fair values of certificates of deposit are estimated using a discounted cash flow calculation that applies current interest rates to a schedule of aggregated expected maturities.

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

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of September 30, 2013 and December 31, 2012. This table excludes financial instruments for which the carrying amount approximates fair value. For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization. For financial liabilities such as noninterest-bearing demand, interest-bearing demand, and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity.

			Fair Value Measurements
			Quoted
			Prices in
			Active Markets
			for Identical	Other	Significant
			Assets or	Observable	Unobservable
	Carrying	Fair	Liabilities	Inputs	Inputs
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2013

Financial Assets:
Loans receivable	$231,093,043	$233,541,000	$-	$-	$233,541,000

Financial Liabilities:
Certificates of deposit	$93,185,715	$93,783,000	$-	$93,783,000	$-
Advances from Federal Home Loan Bank	11,000,000	11,033,000	-	11,033,000	-

December 31, 2012

Financial Assets:
Loans receivable	$260,257,334	$258,758,000	$-	$-	$258,758,000

Financial Liabilities:
Certificates of deposit	$144,690,932	$146,539,000	$-	$146,539,000	$-
Advances from Federal Home Loan Bank	11,000,000	11,077,000	-	11,077,000	-

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion reviews our results of operations and assesses our financial condition as of and for the periods indicated. You should read the following discussion and analysis in conjunction with the accompanying consolidated financial statements.  The commentary should be read in conjunction with the discussion of forward-looking statements, the financial statements and the related notes and the other statistical information included in this report.

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

These forward-looking statements involve risks and uncertainties and may not be realized due to a variety of factors, including, but not limited to the following:

⋅	deterioration in the financial condition of borrowers resulting in significant increases in loan losses and provisions for those losses;

⋅	changes in loan underwriting, credit review or loss reserve policies associated with economic conditions, examination conclusions, or regulatory developments;

⋅	the failure of assumptions underlying the establishment of reserves for possible loan losses;

⋅
changes in political and economic conditions, including the political and economic effects of the current economic downturn and other major developments, including the ongoing war on terrorism, continued tensions in the Middle East, and the ongoing economic challenges facing the European Union;

⋅
changes in financial market conditions, either internationally, nationally or locally in areas in which the Company conducts its operations, including, without limitation, reduced rates of business formation and growth, commercial and residential real estate development, and real estate prices;

⋅	the Company’s ability to comply with any requirements imposed on it or the Bank by their respective regulators, and the potential negative consequences that may result;

⋅	the impacts of renewed regulatory scrutiny on consumer protection and compliance led by the newly-created Consumer Finance Protection Bureau;

⋅	fluctuations in markets for equity, fixed-income, commercial paper and other securities, which could affect availability, market liquidity levels, and pricing;

⋅	governmental monetary and fiscal policies, including the undetermined effects of the Federal Reserve’s “Quantitative Easing” program, as well as other legislative and regulatory changes;

⋅	changes in capital standards and asset risk-weighting included in promulgated rules to implement the so-called “Basel III” accords;

⋅
the risks of changes in interest rates or an unprecedented period of record-low interest rates on the level and composition of deposits, loan demand and the values of loan collateral, securities and interest sensitive assets and liabilities; and

⋅
the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds and other financial institutions operating in our market area and elsewhere, including institutions operating regionally, nationally and internationally, together with such competitors offering banking products and services by mail, telephone and the Internet.

Forward-looking statements speak only as of the date on which they are made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made to reflect the occurrence of unanticipated events.

Overview

The following discussion describes our results of operations for the three and nine months ended September 30, 2013 as compared to the three and nine months ended September 30, 2012 and also analyzes our financial condition as of September 30, 2013 as compared to December 31, 2012.

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

Recent Developments

During the third quarter of 2013, the Company executed a sale of adversely classified loans that had a book value of $3,197,096 to a third party buyer for $2,297,275 in cash consideration (the “Loan Sale”).  As a result of the loan sale, the Company incurred a charge off of $899,821, which reflects the reduced value of the loans as represented by the sales price, versus the value of the loans as recorded on the Company’s books.  The loans included in this sale were risk-rated substandard with no short-term resolutions available.  Additional factors reviewed in the decision to sell these loans included the probability of loss, the amount of management time required on each loan, legal collection processes, as well as deferred maintenance cost associated with the repair of the underlying collateral and the marketing timeframe for the properties.

We continue to review opportunities to reduce the level of classified assets and to reduce exposure to higher-risk assets; as such, we may conduct further loan sales in the future.

Additional information relating to the terms and conditions of the Series C Shares, including provisions relating to the Conversion, can be found in the Company’s Current Report on Form 8-K, filed with the U.S. Securities and Exchange Commission on May 29, 2010.

Regulatory Matters

Following an examination of First Reliance Bank (“the Bank”) by the Federal Deposit Insurance Corporation (the “FDIC”) during the first quarter of 2010, the Bank’s Board of Directors agreed to enter into a Memorandum of Understanding (the “Bank MOU”) with the FDIC and South Carolina Commissioner of Banks (the “SC State Board”) that became effective August 19, 2010.  Among other things, the Bank MOU provides for the Bank to (i) review and formulate objectives relative to liquidity and growth, including a reduction in reliance on volatile liabilities, (ii) formulate plans for the reduction and improvement in adversely classified assets, (iii) maintain a Tier 1 leverage capital ratio of 8% and continue to be “well capitalized” for regulatory purposes, (iv) continue to maintain an adequate allowance for loan and lease losses, (v) not pay any dividend to the Bank’s parent holding company without the approval of the regulators, (vi) review officer performance and consider additional staffing needs, and (vii) provide progress reports and submit various other information to the regulators.

In addition, on the basis of the same examination by the FDIC and the SC State Board, the Federal Reserve Bank of Richmond (the “Federal Reserve Bank”) requested that the Company enter into a separate Memorandum of Understanding, which the Company entered into in December 2010 (the “Company MOU”). While this agreement provides for many of the same measures suggested by the Memorandum already in place for the Bank, the Company MOU requires that the Company seek pre-approval from the Federal Reserve Bank prior to the declaration or payment of dividends or other interest payments relating to its securities. As a result, until the Company is no longer subject to the Company MOU, it will be required to seek regulatory approval prior to paying scheduled dividends on its preferred stock and on its trust preferred securities, including the Series A and Series B Shares. This provision will also apply to the Company’s common stock, although to date, the Company has not elected to pay dividends on its shares of common stock.

The Federal Reserve Bank approved the scheduled payment of dividends on the Company’s preferred stock and interest payments on the Company’s trust preferred securities for the first three quarters of 2011; however, the Federal Reserve did not approve the Company’s request to pay dividends and interest payments relating to its outstanding classes of preferred stock and trust preferred securities due and payable in the third quarter of 2011, and such consent has not been granted thereafter, largely out of deference to the Federal Reserve’s policy statement on dividends.

A policy statement published by the Board of Governors of the Federal Reserve System indicates that, as a general matter, it believes the board of directors of a bank holding company should eliminate, defer, or significantly reduce the company’s dividends if:

•  the company’s net income available to shareholders for the preceding four quarters is not sufficient to fully fund the dividends;

•  the prospective rate of earnings retention is not consistent with the company’s capital needs and overall current and prospective financial condition; or

•  the company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios.

The policy statement notes that a failure to do so could result in a supervisory finding that the organization is operating in an unsafe and unsound manner.  We believe that the criteria noted above will be heavily weighted by the Federal Reserve in evaluating any future request by the Company to pay dividends on its Series A Shares and the Series B Shares and interest on its outstanding trust preferred securities.  Accordingly, we do not anticipate submitting further approval requests until such time as each of the stated criteria has been met or there are other compelling reasons to believe such a request, if submitted, would be approved.

In response to these regulatory matters, the Bank and the Company have taken various actions designed to improve our lending procedures, nonperforming assets, liquidity and capital position and other conditions related to our operations, which are more fully described in turn as part of this discussion.  We believe that the successful completion of these initiatives, and the continued improvement of the local economy of the communities we serve, will result in full compliance with our regulatory obligations with the FDIC, the SC State Board and the Federal Reserve Bank and position us well for stability and growth over the long term.

Effect of Economic Trends

Economic conditions, competition and federal monetary and fiscal policies also affect financial institutions. Lending activities are also influenced by regional and local economic factors, such as housing supply and demand, competition among lenders, customer preferences and levels of personal income and savings in our primary market area.

Results of Operations

For the three months ended September 30, 2013 we incurred a net loss available to common shareholders of $2,769,226, or a basic and diluted loss per common share of $0.63 compared to realizing net income available to common shareholders of $382,286, or a basic and diluted income per common share of $0.09 for the three months ended September 30, 2012.  Our operating results for the three months ended September 30, 2013 were negatively impacted by the reduction of $744,004 in our net interest income, and the reduction of $1,271,754 in our noninterest income, Additionally, the operating results for the three months ended September 30, 2013 were negatively impacted by the net increase of $871,700 in noninterest expenses, which includes a significant write-down in the value of our other real estate owned, and the increase of $258,853 in our provision for loan losses.  The increase in the provision reflects a one -time charge-off of $899,821 associated with the Loan Sale.   See “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Income Statement Review” for a detailed discussion of each of these items.

We incurred a net loss available to common shareholders of $3,537,664, or a basic and diluted loss per common share of $0.84, for the nine months ended September 30, 2013.  For the nine months ended September 30, 2012, we realized net income available to common shareholders of $253,333, or a basic and diluted income per common share of $0.06.  Comparing the first nine months of 2013 with those of 2012, we experienced a reduction of $3,790,997 in operating results.  This reduction is primarily attributable to the $2,015,481 decline in net interest income and to the decline of $2,043,828 in noninterest income.  However, our operating results for the first nine months of 2013 were favorably impacted by the $341,147 reduction in our provision for loan.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Income Statement Review” for a detailed discussion of each of these items.

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

Net interest income decreased $744,004 or 19.83%, to $3,008,565 for the three months ended September 30, 2013, from $3,752,569 for the comparable period of 2012.  Our net interest income for the nine months ended September 30, 2013 and 2012 was $9,077,448 and $11,092,929, respectively. This represents a decrease of $2,015,481 or 18.17%.  The decrease in both periods is due primarily to the significant reduction in the average volume of our loans, which are our highest yielding earning assets.  While this reduction reflects, in part, the reduced balances of certain classified loans, it also reflects relatively weak loan demand in our core markets.  The average volume of our loans was $46,803,137 and $42,839,937, lower for the three and nine months ended September 30, 2013, respectively, than they were for comparable 2012 periods.

For the three months ended September 30, 2013, average-earning assets totaled $313,365,157 with an annualized average yield of 4.50% compared to $396,609,932, and 4.81%, respectively, for the three months ended September 30, 2012.  Average interest-bearing liabilities totaled $265,812,505 with an annualized average cost of 0.82% for the three months ended September 30, 2013 compared to $350,062,011 and 1.18%, respectively, for the three months ended September 30, 2012.

Average earning assets for the nine months ended September 30, 2013 and 2012 were $335,896,069 and $412,638,664, respectively, with an annualized average yield of 4.42% and 4.75% respectively.  Average interest-bearing liabilities totaled $287,544,924 and $369,728,688 with an annualized average cost of 0.95% and 1.29% for the nine months ended September 30, 2013 and 2012, respectively.

Our net interest margin and net interest spread were 3.81% and 3.68%, respectively, for the three months ended September 30, 2013 compared to 3.76% and 3.63%, respectively, for the three months ended September 30, 2012.  For the nine months ended September 30, 2013, our net interest margin and net interest spread were 3.61% and 3.47%, respectively compared to 3.59% and 3.46%, respectively for the comparable period of 2012.

Because loans often provide a higher yield than other types of earning assets, one of our goals is to maintain our loan portfolio as the largest component of total earning assets. Loans comprised 75.66% and 74.33% of average earning assets for the three and nine months ending September 30, 2013, respectively compared to 71.58% and 70.92%, respectively for the comparable period of 2012.

Loan interest income for the three and nine months ended September 30, 2013 was $3,246,099 and $10,090,301, respectively, compared to $4,196,618 and $12,699,918, respectively, for the comparable periods of 2012.  The annualized average yield on loans was 5.43% and 5.40%, respectively, for the three and nine months ended September 30, 2013 compared to 5.88% and 5.80%, respectively, for the comparable 2012 periods.  For the three and nine months ended September 30, 2013, compared to the three and nine months ended September 30, 2012, the average balances of our loans decreased $46,803,137, or 16.49% and $42,839,937, or 14.64%, respectively, primarily reflecting relatively weak loan demand in our core markets, as well as consistent reductions in the level of our non-performing assets.  Our loan interest income for the three and nine months ended September 30, 2013, was negatively affected by the significant decrease in the average volume of our loans and a slow recovery in our local real estate markets.  Additional information may be found in the “Rate/Volume Analysis” presented below.

Available-for-sale investment securities averaged $51,708,168, or 16.50% of average earning assets, for the third quarter of 2013 compared to $79,668,045, or 20.09% of average earning assets, for the third quarter of 2012.  Available-for-sale investment securities averaged $54,372,752 and 16.19% of average earning assets for the nine months ended September 30, 2013 compared to $83,961,032 and 20.35% for the nine months ended September 30, 2012.  Comparing the three and nine months ended September 30, 2013, to the comparable 2012 periods, the average balances of these securities was $27,959,877 and $29,588,280 lower, respectively.  During the third quarter of 2012, we significantly reduced our portfolio of municipal securities because of our concerns about the deterioration in their market bond ratings and to lower the credit risk associated with our securities portfolio.  For the three and nine months ended September 30, 2013, municipal securities averaged $1,838,277 and $619,493, respectively, compared to $13,356,340 and $17,358,424, respectively, for the comparable 2012 periods. It is our intention to invest primarily in U. S. Government-sponsored agency securities and mortgage-backed securities in the near future in order to avoid additional credit risk on relatively low yielding assets.  Interest earned on available-for-sale securities amounted to $289,905 and $952,145 for the three and nine months ended September 30, 2013, respectively, compared to $574,210 and $1,879,332 respectively, for the same periods in 2012.  The annualized average yield on available-for-sale investment securities was 2.22% and 2.87% for the third quarter of 2013 and 2012, respectively.  The annualized average yield on available-for-sale investment securities was 2.34% and 2.99% for the nine months ended September 30, 2013 and 2012, respectively.  The decrease in yield on our available-for-sale investment securities was caused, in part, by a historically flat yield curve for investment securities that has diminished returns available for this asset type.

Our average interest-bearing deposits were $239,491,852 and $322,060,860 for the third quarter of 2013 and 2012, respectively. This represented a decrease of $82,569,008, or 25.64%.  Our average interest-bearing deposits were $261,251,687 and $343,214,204 for the nine months ended September 30, 2013 and 2012, respectively. This represented a decrease of $81,962,517, or 23.88%.  Total interest paid on deposits for the three and nine months ended September 30, 2013 was $425,729 and $1,676,205, respectively, compared to $911,213 and $3,180,242, for the same periods of 2012.  The annualized average cost of deposits was 0.70% and 1.13% for the three months ended September 30, 2013 and 2012, respectively.  The annualized average cost of deposits was 0.86% and 1.24% for the nine months ended September 30, 2013 and 2012, respectively.  As our loan demand declined, we concurrently lowered our rates paid for deposits, especially for time deposits, which is the primary reason why the volume of our average time deposits were 40.66% and 35.26% lower during the three and nine months ended September 30, 2013 than during the comparable 2012 periods.

The average balance of other interest-bearing liabilities was $26,320,653 and $28,001,151 for the three months ended September 30, 2013 and 2012, respectively. This represented a decrease of $1,680,498, 6.00%. For the nine months ended September 30, 2013 and 2012, the average balance of other interest-bearing liabilities was $26,292,237 and $26,514,484, respectively. This represented a decrease of $221,247, 0.83%. The decrease in both periods is mainly attributable to the $2,000,000 reduction in our average borrowings from the Federal Home Loan Bank. With the diminished loan demand we experienced during the past year, we utilized fewer borrowings from the Federal Home Loan Bank and replaced them with securities sold under agreements to repurchase, which have a lower cost, to meet our funding needs. For three and nine months ended September 30, 2013, the annualized average cost of borrowings from the Federal Home Loan Bank was 2.31% and 2.29%, respectively. Whereas the annualized average cost of securities sold under agreements to repurchase was 0.08% and 0.11%, for three and nine months ended September 30, 2013.

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

Three Months Ended September 30,

	Average Balances, Income and Expenses, and Rates
	2013			2012			2011
(Dollars in thousands)	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Earning assets:
Loans (1)	$237,106	$3,246	$5.43%	$283,909	$4,197	5.88%	$327,696	$5,038	6.17%
Securities, taxable	49,870	273	2.17	66,312	446	2.68	68,323	532	3.12
Securities, nontaxable	1,838	17	3.67	13,356	128	3.82	26,722	276	4.15
Other earning assets	24,551	20	0.32	33,033	23	0.28	28,503	20	0.28
Total earning assets	313,365	3,556	4.50	396,610	4,794	4.81	451,244	5,866	5.21
Non-earning assets:	56,272			56,829			65,590
Total assets	$369,637			$453,439			$516,834

Liabilities and Shareholders' Equity
Interest-bearing deposits:
Transaction accounts	$45,633	$13	0.11%	$41,409	$15	0.15%	$40,478	$43	0.43%
Savings and money market accounts	93,776	36	0.15	111,986	73	0.26	124,239	218	0.70
Time deposits	100,083	376	1.49	168,666	823	1.94	217,053	1,205	2.23
Total interest-bearing deposits	239,492	425	0.70	322,061	911	1.13	381,770	1,466	1.54
Other interest-bearing liabilities:
Federal Home Loan Bank bank borrowing	11,000	64	2.31	13,000	68	2.07	20,000	71	1.42
Junior subordinated debentures	10,310	57	2.19	10,310	61	2.36	10,310	55	2.14
Other	5,011	1	0.08	4,691	1	0.10	45	-	0.00
Total other interest-bearing liabilities	26,321	122	1.84	28,001	130	1.85	30,355	126	1.66
Total interest-bearing liabilities	265,813	547	0.82	350,062	1,041	1.18	412,125	1,592	1.55
Noninterest-bearing deposits	61,920			57,833			52,285
Other liabilities	2,550			3,240			2,564
Shareholders' equity	39,354			42,304			49,860
Total liabilities and equity	$369,637			$453,439			$516,834
Net interest income/interest spread		$3,009	3.68%		$3,753	3.63%		$4,274	3.66%
Net yield on earning assets			3.81%			3.76%			3.80%

(1)  Includes mortgage loans held for sale and nonaccruing loans

Nine Months Ended September 30,

	Average Balances, Income and Expenses, and Rates
	2013			2012			2011
(Dollars in thousands)	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Earning assets:
Loans (1)	$249,806	$10,090	5.40%	$292,645	$12,700	5.80%	$337,594	$15,127	5.99%
Securities, taxable	53,753	935	2.33	66,603	1,373	2.75	47,890	1,204	3.36
Securities, nontaxable	619	17	3.67	17,358	506	3.90	39,783	1,294	4.35
Other earning assets	31,718	73	0.31	36,033	81	0.30	32,516	75	0.31
Total earning assets	335,896	11,115	4.42	412,639	14,660	4.75	457,783	17,700	5.17
Non earning assets:	55,763			58,709			63,476
Total assets	$391,659			$471,348			$521,259

Liabilities and Shareholders' Equity
Interest-bearing deposits:
Transaction accounts	$44,249	$38	0.11%	$41,966	$65	0.21%	$38,425	$139	0.48%
Savings and money market accounts	97,160	135	0.19	116,145	282	0.32	119,634	690	0.77
Time deposits	119,843	1,503	1.68	185,104	2,833	2.04	233,306	4,034	2.31
Total interest-bearing deposits	261,252	1,676	0.86	343,215	3,180	1.24	391,365	4,863	1.66

	Average Balances, Income and Expenses, and Rates
	2013			2012			2011
(Dollars in thousands)	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Other interest-bearing liabilities:
Federal Home Loan Bank bank borrowing	11,000	188	2.29	13,000	200	2.06	19,513	207	1.42
Junior subordinated debentures	10,310	170	1.65	10,310	185	1.79	10,310	(19)	(0.25)
Other	4,983	4	0.11	3,204	2	0.10	107	-	1.00
Total other interest-bearing liabilities	26,293	362	1.84	26,514	387	1.95	29,930	188	0.84
Total interest-bearing liabilities	287,545	2,038	0.95	369,729	3,567	1.29	421,295	5,051	1.60
Noninterest-bearing deposits	61,433			56,774			48,949
Other liabilities	2,318			2,974			2,542
Shareholders' equity	40,363			41,871			48,473
Total liabilities and equity	$391,659			$471,348			$521,259
Net interest income/interest spread		$9,077	3.47%		$11,093	3.46%		$12,649	3.57%
Net yield on earning assets			3.61%			3.59%			3.69%

(1)  Includes mortgage loans held for sale and nonaccruing loans

Net interest income can be analyzed in terms of the impact of changing interest rates and changing volume. The following tables set forth the effect which the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the periods presented.

Three Months Ended September 30,

	2013 Compared to 2012			2012 Compared to 2011
(Dollars in thousands)	Due to increase (decrease) in			Due to increase (decrease) in
	Volume	Rate	Total	Volume	Rate	Total

Interest income:
Loan	$(650)	$(301)	$(951)	$(622)	$(219)	$(841)
Securities, taxable	(98)	(75)	(173)	(15)	(71)	(86)
Securities, tax exempt	(106)	(5)	(111)	(128)	(20)	(148)
Other earning assets	(6)	3	(3)	3	-	3
Total interest income	(860)	(378)	(1,238)	(762)	(310)	(1,072)

Interest expense:
Interest-bearing deposits
Interest-bearing transaction accounts	1	(3)	(2)	1	(29)	(28)
Savings and money market accounts	(10)	(27)	(37)	(20)	(125)	(145)
Time deposits	(285)	(162)	(447)	(241)	(141)	(382)
Total interest-bearing deposits	(294)	(192)	(486)	(260)	(295)	(555)

Other interest-bearing liabilities
Federal Home Loan Bank borrowings	(11)	7	(4)	(30)	27	(3)
Junior subordinated debentures	-	(4)	(4)	-	6	6
Other	-	-	-	1	-	1
Total other interest-bearing liabilities	(11)	3	(8)	(29)	33	4
Total interest expense	(305)	(189)	(494)	(289)	(262)	(551)
Net interest income	$(555)	$(189)	$(744)	$(473)	$(48)	$(521)

Nine Months Ended September 30,

	2013 Compared to 2012			2012 Compared to 2011
(Dollars in thousands)	Due to increase (decrease) in			Due to increase (decrease) in
	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Loans	$(1,774)	$(836)	$(2,610)	$(1,960)	$(467)	$(2,427)
Securities, taxable	(244)	(194)	(438)	414	(245)	169
Securities, tax exempt	(461)	(28)	(489)	(663)	(125)	(788)
Other earning assets	(11)	3	(8)	8	(2)	6
Total interest income	(2,490)	(1,055)	(3,545)	(2,201)	(839)	(3,040)

	2013 Compared to 2012			2012 Compared to 2011
(Dollars in thousands)	Due to increase (decrease) in			Due to increase (decrease) in
	Volume	Rate	Total	Volume	Rate	Total
Interest expense:
Interest-bearing deposits
Interest-bearing transaction accounts	$4	$(31)	$(27)	$12	$(86)	$(74)
Savings and money market accounts	(42)	(105)	(147)	(19)	(389)	(408)
Time deposits	(887)	(443)	(1,330)	(767)	(434)	(1,201)
Total interest-bearing deposits	(925)	(579)	(1,504)	(774)	(909)	(1,683)

Other interest-bearing liabilities
Federal Home Loan Bank borrowings	(33)	21	(12)	(82)	75	(7)
Junior subordinated debentures	-	(15)	(15)	-	204	204
Other	1	1	2	2	0	2
Total other interest-bearing liabilities	(32)	7	(25)	(80)	279	199
Total interest expense	(957)	(572)	(1,529)	(854)	(630)	(1,484)
Net interest income	$(1,533)	$(483)	$(2,016)	$(1,347)	$(209)	$(1,556)

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

More specifically, in determining our allowance for loan losses, we regularly review loans for specific and impaired reserves based on the appropriate impairment assessment methodology. Pooled reserves are determined using historical loss trends measured over a four-quarter average applied to risk rated loans grouped by Federal Financial Institutions Examination Council (“FFIEC”) call code and segmented by impairment status. The pooled reserves are calculated by applying the appropriate historical loss ratio to the loan categories. Impaired loans greater than a minimum threshold established by management are excluded from this analysis. The sum of all such amounts determines our pooled reserves. We have shortened the period over which we review historical losses from eight quarters to four in response to industry trends and conditions; the shorter loss history window is more in line with our peer group and tracks more closely the unusual market volatility of the past several years, making the provision estimate more responsive to current economic conditions. The historical loss factors utilized in our model have been updated as of the end of the third quarter 2013 to reflect losses realized through the end of second quarter 2013.

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

As of September 30, 2013 and 2012, the allowance for loan losses was $2,899,368 and $4,341,422, respectively, a decrease of $1,442,054, or 33.22%, from the 2012 allowance, which reflects the significant reduction in all categories of our problem loans.   As a percentage of total loans, the allowance for loan losses was 1.25% and 1.58% at September 30, 2013 and 2012, respectively. See the discussion regarding the provision expense and “Activity in the Allowance for Loan Losses” below for additional information regarding our asset quality and loan portfolio.

The provision for loan losses was $609,808 for both the third quarter and first nine months of 2013 compared to $350,955 and $950,955, respectively, for the same periods of 2012. The increase in the provision for the third quarter of 2013 is attributable to having to replenish the allowance for loan losses because of our net charge-offs for the quarter were $1,225,323.  Included in our third quarter net-charge-offs is a charge of $899,821 from the bulk sale of adversely classified loans that had a book value of $3,197,096, with the charge-off reflecting the difference between the sales price and our book value for the loans. These loans were risk rated substandard with no short-term resolutions available.  We continue to review opportunities to reduce the level of classified assets and to reduce exposure to higher-risk assets; as such, we may conduct further loan sales in the future.  See the discussion regarding the “Activity in the Allowance for Loan Losses” below for additional information regarding our asset quality and loan portfolio.

We believe the allowance for loan losses at September 30, 2013, is adequate to meet potential loan losses inherent in the loan portfolio and, as described earlier, we maintain the flexibility to adjust the allowance to respond to short-term and long-term trends in our local economy that are reflected in our loan portfolio.

Noninterest Income

For the three and nine months ended September 30, 2013, noninterest income decreased $1,271,754 and $2,043,828, or 51.86% and 37.44%, respectively.

As a result of selling fewer available-for-sale securities during the quarter and nine months ended September 30, 2013, as compared to the comparable 2012 periods, the realized gain on the sales of available-for-sale securities was $1,298,627 and $1,772,497 lower, respectively.

Other non-interest income for the quarters ended September 30, 2013 and 2012 was $82,617 and $57,544, respectively. Comparing the nine months ended September 30, 2013 with the comparable 2012 period, our other non-interest income was $241,861 lower. This decline is mainly due to a recovery of previously incurred expenses of $210,320 received during the second quarter of 2012, and to a one-time gain of $119,328 on the sale of a participation loan during the first quarter of 2012.

Noninterest Expense

For the quarter ended September 30, 2013, noninterest expense totaled $6,049,238 which is $871,700, or 16.84%, higher than our noninterest expense for the quarter ended September 30, 2012. For the nine months ended September 30, 2013 and 2012, noninterest expense totaled $14,533,791 and $14,465,669, respectively, an increase of $68,122, or 0.47% for 2013 compared to 2012.

The expense for salaries and benefits was $1,939,545 and $1,975,606 for the third quarters of 2013 and 2012, respectively, a decrease of $36,061, or 1.83%. For the nine months ended September 30, 2013 and 2012, salaries and benefits were $5,845,209 and $5,771,871, respectively, an increase of $73,338. During the first quarter of 2012, we recognized a $337,153 reduction in this expense category as the result of canceling all stock appreciation rights outstanding at December 31, 2011. This reduction was offset by customary salaries and benefits increases.

Occupancy, furniture and equipment expense for the third quarters of 2013 and 2012 was $826,201 and $706,950, respectively, an increase of $119,251. This increase is due to the credits we received in the third quarter of 2012 for service issues relating to our data processing. For the nine months of 2013 and 2012, occupancy, furniture and equipment expense was $2,032,190 and $2,192,147, respectively, a decrease of $159,957. This decrease is due to the outsourcing of our data processing and servers to a vendor during the latter part of 2012.

Other operating expenses increased $788,510 from $2,494,982 for the third quarter of 2012 to $3,283,492 for the third quarter of 2013. Other operating expenses for the nine months ended September 30, 2013, were $154,741 higher than they were for the comparable 2012 period. For the nine months ended September 30, 2013 and 2012, other operating expenses were $6,656,392 and $6,501,651, respectively. The following explains significant changes in this expense category for both periods.

1.    OREO expenses for the third of quarter of 2013 and for the nine months ended September 30, 2013, were $1,508,344 and $972,509 higher than the comparable 2012 periods.  Expenses related to OREO include maintenance costs, marketing costs, property taxes, and other professional services.  During the third quarter of 2013, based on our analysis of the value of our OREO, we wrote down the values of certain properties by $1,403,712, whereas no similar write downs were required for the third quarter of 2012.  Write downs were $551,523 higher for the nine months ended September 30, 2013 than they were for the comparable 2012 period.

2.    The cost of our Federal Deposit Insurance Corporation insurance assessments for the three and nine months ended September 30, 2013, declined $80,811 and $205,830, respectively, from the comparable 2012 periods.  The decline in both periods is primarily attributable to a significant reduction in our deposits.  From September 30, 2012 to September 30, 2013, our total deposits declined by $68,145,954, or 18.70%, largely because of the 76.80% decline in our time deposits, which bear the highest interest rate we pay for deposits.

3.    During the first quarter of 2013, we recorded a $70,000 impairment loss on an investment in an illiquid equity security issued by another financial institution that was purchased for $100,000.  At September 30, 2013, this security, with a carrying value of $30,000, is included in available-for-sale securities. While we believe there will be no further impairment, there is no assurance that the carrying value of this security will be realized in the future.  There were no impairment losses during the third quarter of 2013 or during the nine months ended September 30, 2012.

4.    Mortgage loan expenses for the third of quarter of 2013 and for the nine months ended September 30, 2013, were $779,437 and $754,037 lower than the comparable 2012 periods.  The decrease in both periods is primarily attributable to the significant reduction in our expenses relating to the repurchasing of previously sold mortgage loans.

Income Taxes

The income tax benefit related to the Company's pretax loss for the three and nine months ended September 30, 2013 was offset by the increase of an equal amount in the valuation allowance related to its deferred tax assets. Likewise, the income tax expense related to the pretax income for the comparable 2012 periods was offset by a reversal of an equal amount of the Company’s valuation allowance related to its deferred tax assets. Therefore, no income tax provision was recorded for the three and nine months ended September 30, 2013 and 2012 respectively.

Balance Sheet Review

General

At September 30, 2013, we had total assets of $361.8 million, consisting principally of $231.1 million in loans, $52.3 million in investment securities, $25.8 million in cash and due from banks, and $13.9 million in other real estate owned.  Our liabilities at September 30, 2013, totaled $324.5 million, which consisted principally of $296.2 million in deposits, $11.0 million in FHLB advances, and $15.2 million in other borrowings. At September 30, 2013, our shareholders’ equity was $37.3 million.

At December 31, 2012, we had total assets of $418.3 million, consisting principally of $260.3 million in loans, $61.4 million in investments, $38.1 million in cash and due from banks, and $15.2 million in other real estate owned.  Our liabilities at December 31, 2012 totaled $377.1 million, consisting principally of $349.3 million in deposits, $11.0 million in FHLB advances, and $14.7 million in other borrowings. At December 31, 2012, our shareholders' equity was $41.2 million.

Investment Securities

The investment securities portfolio, which is also a component of our total earning assets, consists of securities available-for-sale and nonmarketable equity securities.

Securities available-for-sale - At September 30, 2013, our investment in available-for-sale securities was $51,243,713. This is $8,827,299, or 14.69%, lower than our investment of $60,071,012 in available-for-sale securities at December 31, 2012.

The amortized costs and the fair value of our securities available-for-sale at September 30, 2013 and December 31, 2012 are shown in the following table.

	September 30, 2013		December 31, 2012
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
U.S Government-sponsored agencies	$7,213,758	$7,144,732	$7,591,892	$8,109,028
Municipals	3,166,424	3,159,965	-	-
Corporate bonds	2,760,261	2,802,780	-	-
Mortgage-backed securities	37,591,353	38,106,236	50,197,908	51,956,484
Equity security	30,000	30,000	100,000	5,500
Total	$50,761,796	$51,243,713	$57,889,800	$60,071,012

At September 30, 2013, there were no securities that had been in a loss position for twelve months or more. However, during the first quarter of 2013 we determined that our equity investment of $100,000 in a local community bank was other-than-temporarily impaired. Based on industry analyst reports and market trading prices, it was determined that the estimated fair market value of this investment was $30,000. Consequently, an impairment loss of $70,000 was recognized. While we do not intend to sell this security in the near future, and it is more likely than not that we will not be required to sell it, there is no assurance that the carrying value of this security will be realized in the future.

Securities Available-for-Sale Maturity Distribution and Yields

Contractual maturities and yields on our available-for-sale securities at September 30, 2013 are shown in the following table. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Amount	Yield
Due after ten years
U.S Government-sponsored agencies	$7,144	3.23%
Municipals	3,160	4.20
Corporate bonds	2,803	0.57
Total securities (1)	$13,107	2.85%

(1) Excludes mortgage-backed securities totaling $38,106,236 with a yield of 3.12% and equity security of $30,000.

Nonmarketable Equity Securities – Nonmarketable equity securities are recorded at their original cost since no ready market exists for these securities. At September 30, 2013 and December 31, 2012, nonmarketable equity securities consisted of Federal Home Loan Bank and Community Bankers Bank stock, which are recorded at their original cost of $996,900 and $58,100, respectively and $1,239,300 and $58,100, respectively. These securities are held primarily as a pre-requisite for accessing liquidity sources provided by the issuers of these securities.

Loans

Loans, including loans held for sale, are the largest category of earning assets and typically provide higher yields than the other types of earning assets.  Associated with the higher loan yields are the inherent credit and liquidity risks that we attempt to control and counterbalance.  Loans averaged $249,805,558 during the first nine months ended September 30, 2013 compared to $292,645,495 during the nine months ended September 30, 2012, a decrease of $42,839,937, or 14.64%.  At September 30, 2013, total loans were $231,918,747 compared to $265,879,194 at December 31, 2012, a decrease of $33,960,447, or 12.77%.  Excluding loans held for sale, loans were $231,093,043 at September 30, 2013, compared to $260,257,334 at December 31, 2012, which equated to a decrease of $29,164,291, or 11.21%.  During the first nine months of 2013 we charged off loans totaling $2,273,922, including $899,821 related to the Loan Sale, and foreclosed on loans totaling $4,602,690, whereby the loan balances were transferred to other real estate owned.  The remainder of this decrease is the result of the economic downturn in our markets that has caused the volume of new loan customers and average loan balances carried by current customers to decrease.

The following table summarizes the composition of our loan portfolio September 30, 2013 and December 31, 2012.

	September 30,	% of	December 31,	% of
	2013	Total	2012	Total
Mortgage loans on real estate
Construction	$25,983,333	11.24%	$31,985,532	12.29%
Residential 1-4 family	34,619,592	14.98	35,091,846	13.48
Multifamily	4,460,305	1.93	5,563,043	2.14
Second mortgages	4,361,528	1.89	4,077,692	1.56
Equity lines of credit	21,042,326	9.12	22,502,339	8.65
Total residential	64,483,751	27.92	67,234,920	25.83
Nonresidential	103,285,343	44.69	122,309,917	47.00
Total real estate loans	193,752,427	83.85	221,530,369	85.12
Commercial and industrial	26,747,037	11.57	29,255,564	11.24
Consumer	10,521,865	4.55	9,304,913	3.58
Other, net	71,714	0.03	166,488	0.06
Total loans	$231,093,043	100.00%	$260,257,334	100.00%

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

The largest component of our loan portfolio is real estate mortgage loans. At September 30, 2013, real estate mortgage loans totaled $193,752,427 and represented 83.85% of the total loan portfolio, compared to $221,530,369, or 85.12%, at December 31, 2012. This represents a decrease of $27,777,942, or 12.54%, from the December 31, 2012 balance.

Residential mortgage loans totaled $64,483,751 at September 30, 2013 and represented 27.92% of the total loan portfolio, compared to $67,234,920 and 25.83%, respectively, at December 31, 2012. Residential mortgage loans consist of first and second mortgages on single or multi-family residential dwellings.

Nonresidential mortgage loans, which include commercial loans and other loans secured by multi-family properties and farmland, totaled $103,285,343 at September 30, 2013 compared to $122,309,917 at December 31, 2012. This represents a decrease of $19,024,574, or 15.55%, from the December 31, 2012 balance. These loans represented 44.69% and 47.00% of the total loans at September 30, 2013 and December 31, 2012, respectively.

Real estate construction loans were $25,983,333 and $31,985,532 at September 30, 2013 and December 31, 2012, respectively, and represented 11.24% and 12.29% of the total loan portfolio, respectively. From December 31, 2012 to September 30, 2013, these loans declined $6,002,199, or 18.77%.

Currently, the demand for all types of real estate loans in our market area is weak, largely because of a slow recovery from the recent recession that affected many businesses and individuals in our market area.

Commercial and industrial loans decreased $2,508,527, or 8.57%, to $26,747,037 at September 30, 2013, from $29,255,564 at December 31, 2012. At September 30, 2013 and December 31, 2012, commercial and industrial loans represented 11.57% and 11.24%, respectively, of the total loan portfolio.

Our loan portfolio is also comprised of consumer and other loans that totaled $10,593,579 and $9,471,401 at September 30, 2013 and December 31, 2012, respectively.  At September 30, 2013 and December 31, 2012, these loans represented 4.58% and 3.64%, respectively, of the total loan portfolio.  From December 31, 2012 to September 30, 2013, our consumer and other loans have increased by $1,122,178, resulting primarily from the implementation of several marketing programs designed to increase consumer borrowings.

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

Loan Maturity Schedule and Sensitivity to Changes in Interest Rates

The following table summarizes the loan maturity distribution by collateral type and related interest rate characteristics at September 30, 2013.

		Over
		One Year
	One Year or	Through	Over Five
(Dollars in thousands)	Less	Five Years	Years	Total
Real Estate	$58,991	$114,473	$20,288	$193,752
Commercial and industrial	12,863	13,775	109	26,747
Consumer and other	2,016	7,281	1,297	10,594
	$73,870	$135,529	$21,694	$231,093
Loans maturing after one year with:
Fixed interest rates				$113,311
Floating interest rates				43,912
				$157,223

Allowance for Loan Losses

The following table summarizes the allocation of the allowance for loan losses at September 30, 2013 and December 31, 2012.

	September 30,	% of	December 31,	% of
(Dollars in thousands)	2013	Total	2012	Total
Real estate loans
Construction	$165	5.69%	$1,441	34.58%
Residential	1,215	41.91	951	22.82
Nonresidential	1,234	42.57	1,129	27.10
Total real estate loans	2,614	90.17	3,521	84.50
Commercial and industrial	245	8.45	616	14.78
Consumer and other	40	1.38	30	0.72
Total loans	$2,899	100.00%	$4,167	100.00%

Activity in the Allowance for Loan Losses

The following table summarizes the activity related to our allowance for loan losses for the nine months ended September 30, 2013 and 2012.

	Nine Months Ended
	September 30,
(Dollars in thousands)	2013	2012
Balance, January 1	$4,167	$7,743
Loans charged off:
Real estate – Construction	249	2,220
Real estate – Residential	981	897
Real estate – Nonresidential	914	899
Commercial and industrial	92	1,107
Consumer and other	38	11
Total loan losses	2,274	5,134
Recoveries of previous loan losses:
Real estate – Construction	123	296
Real estate – Residential	174	127
Real estate – Nonresidential	18	54
Commercial and industrial	69	296
Consumer and other	12	8
Total recoveries	396	781
Net charge-offs	(1,878)	(4,353)
Provision for loan losses	610	951
Balance, September 30	$2,899	$4,341

Total loans outstanding, end of period	$231,093	$275,156

Allowance for loan losses to loans outstanding	1.25%	1.58%

Since September 30, 2012, we have significantly reduced all categories of problems loans, either through charge-offs, foreclosures or sale of problem loans.  In the third quarter of 2013 we recognized a charge of $899,821 to the allowance for loan losses from the sale of $3,197,096 of problem loans. These loans were risk rated substandard with no short-term resolutions available, Additional factors reviewed in the decision to sell these loans included the probability of loss, the amount of management time required on each loan, legal collection processes, as well as deferred maintenance cost to repair the underlying collateral and marketing timeframe.

Risk Elements in the Loan Portfolio

The following table shows the nonperforming assets at September 30, 2013 and 2012.

	September 30,
(Dollars in thousands)	2013	2012
Loans over 90 days past due and still accruing	$-	$1
Loans on nonaccrual:
Real estate – Construction	554	3,858
Real estate – Residential	1,696	3,922
Real estate – Nonresidential	5,168	13,642
Commercial and industrial	1,432	619
Consumer and other	77	34
Total nonaccrual loans	8,927	22,075
Total of nonperforming loans	8,927	22,076
Other nonperforming assets	13,914	15,359
Total nonperforming assets	$22,841	$37,435

Percentage of:
Nonperforming assets to total assets	6.31%	8.54%
Nonperforming assets to total capital	61.27%	88.74%
Nonperforming loans to total loans	3.86%	8.02%
Nonperforming loans to the allowance for loan losses	32.47%	19.66%

Loans over 90 days past due and still accruing – As of September 30, 2013 and 2012, we had loans totaling $0 and $943, respectively, that were past due over 90 days and still accruing interest.

Nonaccruing loans – At September 30, 2013 and 2012, loans totaling $8,926,687 and $22,074,789, respectively, were in nonaccrual status. Generally, loans are placed on nonaccrual status if principal or interest payments become 90 days past due and/or we deem the collectability of the principal and/or interest to be doubtful. Generally, once a loan is placed in nonaccrual status, all previously accrued and uncollected interest is reversed against interest income, unless collection of interest accrued to date is expected. Interest income on nonaccrual loans is recognized on a cash basis when the ultimate collectability is no longer considered doubtful. Loans are returned to accrual status when the principal and interest amounts contractually due are brought current and future payments are reasonably assured. For the nine months ended September 30, 2013 and 2012, interest income recognized on nonaccrual loans was $478,475 and $605,750, respectively. If the nonaccrual loans had been accruing interest at their original contracted rates, related income would have been $654,639 and $927,891 for the nine months ended September 30, 2013 and 2012, respectively. We note that the increased volume of nonaccrual nonresidential real estate loans was roughly offset by a reduction in the volume of nonaccrual real estate construction loans that were primarily located in coastal markets that were harder hit by the economic downturn. All nonaccruing loans at September 30, 2013 and 2012 were included in our classification of impaired loans at those dates.

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

At September 30, 2013 there were 29 loans classified as TDRs totaling $7,341,485. Of the 29 loans, 15 loans totaling $3,501,541 were performing while 14 loans totaling $3,839,944 were not performing. As of December 31, 2012 there were 52 loans classified as a TDR totaling $15,155,121. Of the 52 loans, seven loans totaling $3,128,542 were performing while 45 loans totaling $12,026,579 were not performing. All restructured loans resulted in either extended maturity or lowered rates and were included in the impaired loan balance.

Impaired loans - At September 30, 2013, we had impaired loans totaling $14,794,928 as compared to $30,710,491 at September 30, 2012. Included in the impaired loans at September 30, 2013 were 8 borrowers that accounted for approximately 69.59% of the total amount of the impaired loans at that date. These loans were primarily commercial real estate loans located in coastal South Carolina. Impaired loans, as a percentage of total loans, were 6.40% at September 30, 2013 as compared to 11.16% at September 30, 2012.

During the first nine months of 2013, the average investment in impaired loans was approximately $21,140,000 as compared to $27,408,000 during the first nine months of 2012. Impaired loans with a specific allocation of the allowance for loan losses totaled approximately $5,123,000 and $10,785,000 at September 30, 2013 and 2012, respectively. The amount of the specific allocation at September 30, 2013 and 2012 was $280,295 and $658,262, respectively.

The downturn in the real estate market that began in 2008 and continued into 2013 has resulted in an increase in loan delinquencies, defaults and foreclosures; however, we believe these trends are stabilizing as the liquidation prices for our other real estate owned have stabilized for vertical construction, indicating some stabilization of demand for that product.  In some cases, the current economic downturn has resulted in a significant impairment to the value of our collateral and limits our ability to sell the collateral upon foreclosure at its appraised value. There is also risk that downward trends could continue at a higher pace.  If real estate values further decline, it is also more likely that we would be required to increase our allowance for loan losses.

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

As of September 30, 2013, we had OREO properties totaling $13,913,979, geographically located in the following South Carolina areas 54.34% in the Coastal area, 14.30% in the Columbia area and 31.36% in the Florence area. The combined nature of these properties is 82.54% commercial and 17.46% residential and other. We are diligently trying to dispose of our OREO properties; however, the relatively low demand in many of these market segments affects our ability to do so in a timely manner without experiencing additional losses.  This is especially true for properties consisting of raw land.

From September 30, 2012 to September 30, 2013, OREO decreased $1,444,956, or 9.40%. During this period, sales and write downs were $5,614,212 and $1,712,610, respectively, while properties acquired through foreclosures totaled $5,881,866.

A number of our OREO properties with improvements are income producing, either through sale or interim leasing. This cash flow helps offset direct costs such as taxes and insurance and offsetting opportunity cost during marketing. During the nine months ended September 30, 2013 and 2012, income earned on OREO was $41,077 and $116,702, respectively, while OREO expenses, net of income earned, was $2,738,692 and $1,766,182, respectively.

Deposits and Other Interest-Bearing Liabilities

Average interest-bearing liabilities decreased $82,183,764, or 22.23%, to $287,544,924 for the nine months ending September 30, 2013 from $369,728,688 for the nine months ended September 30, 2012.

Deposits - For the nine months ended September 30, 2013 and 2012, average total deposits were $322,685,164 and $399,988,574, respectively, which is a decrease of $77,303,410, or 19.32%. At September 30, 2013 and December 31, 2012, total deposits were $296,198,396 and $349,314,134 respectively, a decrease of $53,115,738, or 15.21%. As our loan demand declined, we concurrently lowered our rates paid for deposits, especially for time deposits, which is the primary reason why the amounts of our total deposits were significantly lower for the period ended September 30, 2013 compared to 2012.

Average interest-bearing deposits decreased $81,962,517, or 23.88%, to $261,251,687 for the nine months ended September 30, 2013, from $343,214,204 for the nine months ended September 30, 2012.

The average balance of non-interest bearing deposits increased $4,659,107, or 8.21%, to $61,433,477 for the nine months ended September 30, 2013, from $56,774,370 for the nine months ended September 30, 2012.

The following table shows the average balance amounts and the average rates paid on deposits held by us for the nine months ended September 30, 2013 and 2012.

	Nine Months Ended September 30,
	2013		2012
	Average	Average	Average	Average
	Amount	Rate	Amount	Rate
Noninterest bearing demand deposits	$61,433,477	0.00%	$56,774,370	0.00%
Interest bearing demand deposits	44,249,194	0.11	41,965,768	0.21
Savings accounts	97,159,512	0.19	116,145,534	0.32
Time deposits	119,842,981	1.68	185,102,902	2.04
Total	$322,685,164	0.69%	$399,988,574	1.06%

Core deposits, which exclude time deposits of $100,000 or more, provide a relatively stable funding source for our loan portfolio and other earning assets. Our core deposits were $249,590,950 and $265,610,288 at September 30, 2013 and December 31, 2012, respectively. As of September 30, 2013 and December 31, 2012, our core deposits were 84.26% and 76.04% of total deposits, respectively. Overall, we have placed a high priority on securing low-cost local deposits over other, more costly, funding sources in the current low-rate environment.

Included in time deposits of $100,000 and over, at September 30, 2013 and December 31, 2012, are brokered time deposits of $29,005,000 and $57,885,000, respectively, equating to a decrease of $28,880,000. In accordance with our asset/liability management strategy, we do not intend to renew or replace the brokered deposits outstanding at September 30, 2013, when they mature.

Deposits, and particularly core deposits, have been our primary source of funding and have enabled us to meet successfully both our short-term and long-term liquidity needs. We anticipate that such deposits will continue to be our primary source of funding in the future. Our loan-to-deposit ratio was 78.02% and 74.51% on September 30, 2013 and December 31, 2012, respectively.

The maturity distribution of our time deposits of $100,000 or more at September 30, 2013, is set forth in the following table:

September 30,
2013
Three months or less	$12,049,571
Over three through twelve months	21,310,969
Over one year through three years	12,812,259
Over three years	434,647
Total	$46,607,446

Approximately 71.58% of our time deposits of $100,000 or more had scheduled maturities within one year. Large certificate of deposit customers tend to be extremely sensitive to interest rate levels, making these deposits less reliable sources of funding for liquidity planning purposes than core deposits. We expect most certificates of deposits with maturities less than one year to be renewed upon maturity. However, there is the possibility that some certificates may not be renewed. We believe that, should these certificates of deposit not be renewed, the impact would be minimal on our operations and liquidity due to the availability of other funding sources.

Other Borrowings – Other borrowings at September 30, 2013 and December 31, 2012, consist of the following:

	September 30,	December 31,
	2013	2012
Securities sold under agreements to repurchase	$4,918,396	$4,377,978
Advances from Federal Home Loan Bank	11,000,000	11,000,000
Junior subordinated debentures	10,310,000	10,310,000

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

Capital Resources

Total shareholders' equity at September 30, 2013 and December 31, 2012 was $37.3 million and $41.2 million, respectively.  The $3.9 million decrease during the first nine months of 2013 resulted mainly from our net loss from operations of $2.7 million, other comprehensive loss of $1.2 million, and the expenses related to the auction of our Series A and B Preferred stock of $0.2 million. No material expenses were recognized or capitalized due to the conversion of our Series C Preferred Stock.

The following table shows the return on average assets (net income divided by average total assets), return on average equity (net income divided by average equity), and equity to assets ratio (average equity divided by average total assets) for the nine months ended September 30, 2013 and 2012. While we have not paid a cash dividend on our common stock since our inception, the Company has declared and paid dividends on its outstanding shares of preferred stock, and made quarterly interest payments on its trust-preferred securities as agreed. Under the terms of the Company MOU, the terms of which are more fully described as part of “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Regulatory Matters,” the Company must request prior approval from the Federal Reserve prior to declaring or paying dividends on our common stock or preferred stock, or making scheduled interest payments on our trust-preferred securities. Such approval was not granted by the Federal Reserve for payment of the Company’s dividends and interest payments due and payable in the eight consecutive quarters ended September 30, 2013. Also, such approval was not granted for payments due in the fourth quarter of 2013.

	Nine Months Ended
	September 30,
	2013	2012
Return on average assets	(0.91)%	0.32%
Return on average equity	(8.78)	3.62
Average equity to average assets ratio	10.31	8.88

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum ratios of Tier 1 and total capital as a percentage of assets and off-balance-sheet exposures, adjusted for risk weights ranging from 0% to 100%.  Tier 1 capital of the Company consists of common shareholders’ equity, excluding the unrealized gain or loss on securities available-for-sale, minus certain intangible assets.  The Company’s Tier 2 capital consists of the allowance for loan losses subject to certain limitations.  Total capital for purposes of computing the capital ratios consists of the sum of Tier 1 and Tier 2 capital. The regulatory minimum requirements are 4% for Tier 1 capital and 8% for total risk-based capital; under the provisions of the Bank MOU the Bank will be required to maintain a Tier 1 leverage ratio of 8% and a total risk-based capital ratio of 10%.  However, as the Company has less than $500 million in assets, its activities and regulatory capital structure are de-emphasized pursuant to the Federal Reserve's Small Bank Holding Company Policy Statement, with all significant business activities attributed to the Bank by the Company's regulators.

The Company and the Bank are also required to maintain capital at a minimum level based on quarterly average assets, which is known as the leverage ratio. Only the strongest banks are allowed to maintain capital at the minimum requirement of 3%. All others are subject to maintaining ratios 1% to 2% above the minimum.

The Company and the Bank were each considered to be “well capitalized” for regulatory purposes at September 30, 2013 and December 31, 2012. The following table shows the regulatory capital ratios for the Company and the Bank at September 30, 2013 and December 31, 2012.

	September 30, 2013		December 31, 2012
	Holding		Holding
	Company	Bank	Company	Bank
Total capital (to risk-weighted assets)	17.78%	16.34%	17.16%	15.72%
Tier 1 capital (to risk-weighted assets)	16.75%	15.31%	15.91%	14.47%
Leverage or Tier 1 capital (to total average assets)	12.75%	11.66%	11.48%	10.40%

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

Off-Balance Sheet Risk

Through our operations, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At September 30, 2013 we had issued commitments to extend credit of $36.5 million and standby letters of credit of $83 thousand through various types of commercial lending arrangements. Approximately $32.6 million of these commitments to extend credit had variable rates.

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at September 30, 2013:

			After
		After One	Three
	Within	Through	Through	Within	Greater
(Dollars in Thousands)	One	Three	Twelve	One	Than
	Month	Months	Months	Year	One Year	Total
Unused commitments to extend credit	$2,509	$2,417	$8,168	$13,094	$23,412	$36,506
Standby letters of credit	-	75	8	83	-	83
Totals	$2,509	$2,492	$8,176	$13,177	$23,412	$36,589

Market Risk

Market risk is the risk of loss from adverse changes in market prices and rates and it principally arises from interest rate risk inherent in our lending, investing, deposit gathering, and borrowing activities. Other types of market risks, such as foreign currency exchange rate risk and commodity price risk, do not generally arise in the normal course of our business. Our finance committee monitors and considers methods of managing exposure to interest rate risk. We have both an internal finance committee consisting of senior management and directors that meets at various times during each quarter and a management finance committee that meets weekly as needed. The finance committees are responsible for maintaining the level of interest rate sensitivity of our interest sensitive assets and liabilities within board-approved limits.

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

We were liability sensitive during the year ended December 31, 2012 and during the nine months ended September 30, 2013. As of September 30, 2013, we expect to be liability sensitive for the next twelve months because a majority of our deposits reprice over a 12-month period. Approximately 32% of our loans were variable rate loans at September 30, 2013. The ratio of cumulative gap to total earning assets after 12 months was a negative 40.72% because $125.1 million more liabilities will reprice in a 12-month period than assets.  However, our gap analysis is not a precise indicator of our interest rate sensitivity position. The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally. For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but those rates are viewed by us as significantly less interest-sensitive than market-based rates such as those paid on noncore deposits. Net interest income may be affected by other significant factors in a given interest rate environment, including changes in the volume and mix of interest-earning assets and interest-bearing liabilities.

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

At September 30, 2013, our liquid assets, consisting of cash and cash equivalents amounted to $25.8 million, or 7.13% of total assets.  Our investment securities, excluding nonmarketable securities, at September 30, 2013, amounted to $51.2 million, or 14.16% of total assets.  Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner.  However, $12.9 million of these securities were pledged as collateral to secure public deposits and borrowings as of September 30, 2013.  At December 31, 2012, our liquid assets, consisting of cash and cash equivalents, amounted to $38.1 million, or 9.10% of total assets.  Our investment securities, excluding nonmarketable securities, at December 31, 2012 amounted to $60.1 million, or 14.36% of total assets.  Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner.  However, $14.9 million of these securities were pledged as collateral to secure public deposits and borrowings as of December 31, 2012.

Our ability to maintain and expand our deposit base and borrowing capabilities serves as our primary source of liquidity.  For the near future, it is our intention to reduce the use of wholesale funding to fund loan demand, instead relying on lower-cost funding sources, particularly core deposits.  We plan to meet our future cash needs through the liquidation of temporary investments, the generation of deposits, and from additional borrowings.  In addition, we will receive cash upon the maturity and sale of loans and the maturity of investment securities. At September 30, 2013, we had a $5.0 million unused line of credit with the Federal Reserve Bank and had sufficient unpledged securities that would have allowed us to borrow an additional $38.3 million from the Federal Reserve Bank.  Also, as member of the Federal Home Loan Bank of Atlanta, (the “FHLB”) we can make applications for borrowings that can be made for leverage purposes.  The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the bank be pledged to secure any advances from them. We have an available line to borrow funds from the FHLB up to 30% of the Bank’s total assets, which provide additional available funds of $113.9 million at September 30, 2013.  At that date the bank had drawn $11.0 million on this line.  We believe that the sources described above will be sufficient to meet our future liquidity needs.

The Company is largely dependent upon dividends from the Bank as a source of cash.  The Bank MOU restricts the ability of the Bank to declare and pay dividends to the Company.  The Company MOU requires the Company to obtain approval of the Federal Reserve Bank prior to declaring dividends.  The Federal Reserve did not approve the Company’s request to pay dividends and interest payments relating to its outstanding classes of preferred stock and trust preferred securities due and payable in the third quarter of 2011, and such consent has not been granted thereafter, largely out of deference to the Federal Reserve’s policy statement on dividends.

A policy statement published by the Board of Governors of the Federal Reserve System indicates that, as a general matter, it believes the board of directors of a bank holding company should eliminate, defer, or significantly reduce the company’s dividends if:

•  the company’s net income available to shareholders for the preceding four quarters is not sufficient to fully fund the dividends;

•  the prospective rate of earnings retention is not consistent with the company’s capital needs and overall current and prospective financial condition; or

•  the company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios.

The policy statement notes that a failure to do so could result in a supervisory finding that the organization is operating in an unsafe and unsound manner.  We believe that the criteria noted above will be heavily weighted by the Federal Reserve in evaluating any future request by the Company to pay dividends on its Series A Shares and the Series B Shares and interest on its outstanding trust preferred securities.  Accordingly, we do not anticipate submitting further approval requests until such time as each of the stated criteria has been met or there are other compelling reasons to believe such a request, if submitted, would be approved.

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

Interest Sensitivity Analysis

The following table sets forth information regarding our rate sensitivity as of September 30, 2013, for each of the time intervals indicated. The information in the table may not be indicative of our rate sensitivity position at other points in time. In addition, the maturity distribution indicated in the table may differ from the contractual maturities of the earning assets and interest-bearing liabilities presented due to consideration of prepayment speeds under various interest rate change scenarios in the application of the interest rate sensitivity methods described above.

			After		Greater
		After One	Three		Than One
	Within	Through	Through	Within	Year or
(Dollars in Thousands)	One	Three	Twelve	One	Non-
	Month	Months	Months	Year	Sensitive	Total
Interest-Earning Assets
Interest-bearing deposits in
other banks	$22,895	$-	$-	$22,895	$-	$22,895
Time deposits in other banks	-	-	101	101	-	101
Loans (1)	16,338	14,246	44,112	74,696	157,223	231,919
Securities, taxable	-	-	-	-	48,084	48,084
Securities nontaxable	-	-	-	-	3,160	3,160
Nonmarketable securities	1,055	-	-	1,055	-	1,055
Total earning assets	40,288	14,246	44,213	98,747	208,467	307,214

Interest-Bearing Liabilities
Interest-bearing deposits:
Demand deposits	$47,721	$-	$-	$47,721	$-	$47,721
Savings deposits	91,309	-	-	91,309	-	91,309
Time deposits	8,986	12,735	48,173	69,894	23,292	93,186
Total interest-bearing deposits	148,016	12,735	48,173	208,924	23,292	232,216
Federal Home Loan Bank Advances	10,000	-	-	10,000	1,000	11,000
Junior subordinated debentures	-	-	-	-	10,310	10,310
Repurchase agreements	4,918	-	-	4,918	-	4,918
Total interest-bearing liabilities	162,934	12,735	48,173	223,842	34,602	258,444
Period gap	$(122,646)	$1,511	$(3,960)	$(125,095)	$173,865

Cumulative gap	$(122,646)	$(121,135)	$(125,095)	$(125,095)	$48,770

Ratio of cumulative gap to total earning assets	(39.92)%	(39.43)%	(40.72)%	(40.72)%	15.87%

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)
On July 31, 2013 (the “Mandatory Conversion Date”), all 2,293 shares of the Company’s 7% Cumulative Mandatorily Convertible Series C Preferred Stock (the “Series C Shares”) converted automatically into 470,829 shares of common stock pursuant to the terms of the Company’s articles of incorporation, as amended to create the Series C Shares. On the Mandatory Conversion Date, each Series C Share was automatically converted into the number of shares of common stock obtained by dividing the initial purchase price per share of $1,000, plus the amount of accrued but unpaid dividends per share, by $5.563, which was the Company‘s tangible common equity per share as of June 30, 2013. A de minimis amount of cash was also paid to each holder of Series C Shares to avoid the issuance of fractional shares as result of the conversion.

The conversion was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Act”), pursuant to section 3(a)(9) of the Act, as the conversion was mandatory under the terms of the Series C Shares and no commission or other remuneration was paid for soliciting the exchange.

See “Part I, Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation – Regulatory Matters” for a discussion of regulatory restrictions on the Company’s ability to pay dividends.

(b)	Not applicable.

(c)	The following stock repurchases were made during the period covered by this report in connection with administration of the Company’s employee stock ownership plan.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2013 – July 30, 2013	-	$-	-	-
August 1, 2013 - August 31, 2013	237	$1.87	-	-
September 1, 2013 – September 30, 2013	-	$-	-	-
	237	$1.87	-	-

Item 6. Exhibits

Exhibit Number	Exhibit

31.1	Certification pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended.
31.2	Certification pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
Interactive Data Files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 in XBRL.  Pursuant to Regulation 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and are otherwise not subject to liability.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST RELIANCE BANCSHARES, INC.

Date: November 8, 2013	By:	/s/ F.R. SAUNDERS, JR.
F. R. Saunders, Jr.
President and Chief Executive Officer

Date: November 8, 2013	By:	/s/ JEFFREY A. PAOLUCCI
Jeffrey A. Paolucci
Executive Vice President and Chief Financial Officer

-45-