Form 10-Q/A
period 2013-09-30
FIRST RELIANCE BANCSHARES INC
filed 2013-11-12
CIK 1172102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

(Mark One)	FORM 10-Q/A (Amendment No. 1)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2013

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
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

Explanatory Note

The sole purpose of this Amendment to First Reliance Bancshares, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2013, filed with the Securities and Exchange Commission on November 8, 2013 (the “Form 10-Q”), is to provide the condensed consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language) furnished as Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the condensed consolidated financial statements and related notes from the Form 10-Q formatted in XBRL. No other changes have been made to the Form 10-Q.

Item 6. Exhibits

Exhibit Number	Exhibit

31.1	Certification pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended.*
31.2	Certification pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended.*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101	Interactive Data Files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 in XBRL. Pursuant to Regulation 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and are otherwise not subject to liability.**

* These exhibits were previously included or incorporated by reference in First Reliance Bancshares, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2013, filed with the Securities and Exchange Commission on November 8, 2013.

** Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST RELIANCE BANCSHARES, INC.

Date: November 11, 2013	By:	/s/ F.R. SAUNDERS, JR.
F. R. Saunders, Jr.
President and Chief Executive Officer

Date: November 11, 2013	By:	/s/ JEFFREY A. PAOLUCCI
Jeffrey A. Paolucci
Executive Vice President and Chief Financial Officer