Form 10-K
period 2013-12-31
FIRST RELIANCE BANCSHARES INC
filed 2014-03-17
CIK 1172102

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013
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

Large accelerated filer ☐  Accelerated filer ☐   Non-accelerated filer ☐   Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐   No ☒

The aggregate market value of the registrant’s outstanding common stock held by nonaffiliates of the registrant as of June 30, 2013 was approximately $8.2 million, based on the registrant’s closing sales price of $1.80 as reported on the Over-the Counter Bulletin Board on June 30, 2013.  There were 4,569,895 shares of the registrant’s common stock outstanding as of March 10, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated

Annual Report to Shareholders for the Year Ended December 31, 2013	Part II
Proxy Statement for the Annual Meeting of Shareholders to be held June 5, 2014	Part III

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

The Company’s stock is quoted on the OTC Bulletin Board under the symbol “FSRL.”  Information about the Company is available on our website at www.firstreliance.com.  Information on the Company’s website is not incorporated by reference and is not a part of this report.

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

According to United States Census Bureau estimates, in 2012, Florence County had an estimated population of 137,948.  Florence County, which covers approximately 805 square miles, is located in the eastern portion of South Carolina and is bordered by Darlington, Marlboro, Dillon, Williamsburg, Marion, Clarendon, Sumter, and Lee Counties.  Florence County has a number of large employers, including, GE Healthcare, Honda, Nan Ya Plastics, ESAB, QVC US, Otis Elevator, Johnson Controls, Monster.com, McLeod Regional Medical Center, and Carolinas Medical Center.  Florence County’s economy is largely based on the wholesale and retail trade sector, the manufacturing sector, the services sector and the financial, insurance and real estate sector.

According to the United States Census Bureau, Lexington County had an estimated population in 2012 of 270,406.  The primary market area is the City of Lexington and the surrounding areas of Lexington County, South Carolina.  Lexington County is centrally located in the Midlands of South Carolina just outside the capital city in Columbia and is bordered by Richland, Newberry, Saluda, Aiken, Orangeburg, and Calhoun Counties.  Lexington County has a number of large employers, including, Westinghouse Electric Corporation, Michelin North America,  Amick Farms, Inc., and Bose Corporation.  Lexington County is a major transportation crossroads for the Midlands with I-26, I-77, and I-20 bordering or running through the county.  The Columbia Metropolitan Airport is located in Lexington County, just 10 miles from the town of Lexington, and is the southeastern hub for the United Parcel Service.  The principal components of the economy of Lexington County are the wholesale and retail trade sector, the manufacturing sector, the government sector, the services sector and the financial, insurance and real estate sector.

The United States Census Bureau estimates that in 2012, Charleston County had a population of 365,162 and the Metro Area had a population of 697,439.  Charleston is located on the central and southern east coast surrounded by Berkley and Dorchester counties.  Major employers in the area include the United States Navy, the Medical University of South Carolina, Boeing and the Charleston Air Force Base.

Our Business Strategy

First Reliance Bank is ranked in the top 25 banks in South Carolina based on total deposits. We have assets of approximately $355 million, and employ over 100 associates. We serve the Pee Dee, Midlands, and Low Country regions of South Carolina and specialize in providing South Carolina business and consumer customers with a broad array of banking programs, products and services.   We believe the Bank is well known in its markets for exceptional customer service and incredible customer loyalty. We are also proud to be one of South Carolina’s “Best Places to Work” companies.

Strategic Plan

Our strategic plan is developed annually to execute on our business model.  At First Reliance Bank we believe that no company can be successful if they are not crystal clear on why they exist, what they want to accomplish and how they are going to achieve success.  Our business model guides in the development of our strategic objectives, goals, budgets and projects.

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

We seek to provide our associates with an incredible work experience through:

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

Customer Relationship Management

To attract low- cost core deposits we offer our customers a selection of distinctive programs that help them meet their personal financial needs and allow them to be part of a unique community.

Currently, we offer a distinctive “Moms”, Gen “Y” and “Home Town Heroes” Program. Those customers who choose not to be in a distinctive program are able to be part of our “Better Life” program.  Our customer relationship strategy is based on building loyal relationships with customers.  In return our customers do more business with us, refer family, friends and business associates to us, stay with us long and allow us to earn a fair profit. The key to building loyal customer relationships is to understand their needs, motivation and find solutions that make their lives better.

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

Loan Limits and Approval. The Bank’s lending activities are subject to a variety of lending limits imposed by federal law.  Under South Carolina law, loans by the Bank to a single customer may not exceed 15% of the Bank’s unimpaired capital.  Based on the Bank’s unimpaired capital as of December 31, 2013, the Bank’s internal lending limit to a single customer is approximately $6.1 million, although certain legacy customers exceed this limit in aggregate exposure and the Bank will consider larger requests on a case by case basis.  The size of the loans that the Bank is able to offer to potential customers is less than the size of the loans that the Bank’s competitors with larger lending limits are able to offer.  This limit affects the ability of the Bank to seek relationships with the area’s larger businesses.  However, the Bank may request other banks to participate in loans to customers when requested loan amounts exceed the Bank’s legal lending limit.

Allowance for Loan Losses.  We maintain an allowance for loan losses, which has been established through a provision for loan losses charged against income.  We charge loans against this allowance when we believe that the collectability of the loan is unlikely.  The allowance is an estimated amount that we believe is adequate to absorb losses inherent in the loan portfolio based on evaluations of its collectability.  As of December 31, 2013, our allowance for loan losses equaled approximately 1.2% of the average outstanding balance of our loans.  Over time, we will base the loan loss reserves on our evaluation of factors including: changes in the nature and volume of the loan portfolio, overall portfolio quality, specific problem loans and commitments, and current anticipated economic conditions that may affect the borrower’s ability to pay.

Loan Distribution.  As of December 31, 2013, the composition of our loan portfolio by category was approximately as follows:

Industry Categories	Percentage (%)

Real estate secured	81.45%

Commercial and industrial	13.62%

Consumer loans	4.92%

Other loans	0.01%

Total	100.00%

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

As of December 31, 2013, total loans secured by first or second mortgages on real estate comprised approximately 81.45% of the Bank’s loan portfolio, and the classification of the mortgage loans of the Bank and the respective percentage of the Bank’s total loan portfolio of each are as follows:

	Total Amount
	as of	Percentage of
Description	December 31, 2013	Total Loan Portfolio
Residential 1-4 family	$35,873,036	15.04%

Multifamily	$4,312,057	1.81%

Commercial	$104,378,485	43.76%

Construction	$24,175,347	10.14%

Second mortgage	$4,245,778	1.78%

Equity lines of credit	$21,270,126	8.92%

Total:	$194,254,829	81.46%

Of the loan types listed above, commercial real estate loans are generally more risky because they are the most difficult to liquidate in the current real estate market that has made real estate valuation particularly volatile.  Construction loans are often speculative in nature and can involve additional risk due to weather delays and cost overruns.

The Bank generates additional fee income by selling some of its mortgage loans in the secondary market and cross-selling other products and services to its mortgage customers.  In 2013, the Bank sold mortgage loans in a total amount of approximately $29.1 million, or 28.0% of the total number of mortgage loans originated by the Bank.  The Bank does not originate or hold subprime residential mortgage loans that were originally intended for sale on the secondary mortgage market.

All Federal Housing Agency (“FHA”), Veterans Administration (“VA”) and South Carolina State Housing Finance and Development Authority (“State Housing”) loans sold by the Bank involve the right to recourse. The FHA and VA loans are subject to recourse if the loan shows 60 days or more past due in the first four months or goes in to foreclosure within the first 12 months.  The State Housing loans are subject to recourse if the loan becomes delinquent prior to purchase by State Housing or if final documentation is not delivered within 90 days of purchase.  All investors have a right to require the Bank to repurchase a loan in the event the loan involved fraud.  In 2013, of the 168 loans sold by the Bank, 43 were FHA or VA loans and 10 were State Housing Loans, compared to 2012 where, of the 247 loans sold by the Bank, 57 were FHA or VA loans and 25 were State Housing loans.  Such loans represented 27.1% of the dollar volume or 39.9% of the total number of loans sold by the Bank in 2013.

In addition, an increase in interest rates may decrease the demand for consumer and commercial credit, including real estate loans.  Gross gains from sales of residential mortgage loans were $1,029,641 in 2013.

Commercial and Industrial.  As of December 31, 2013, $32.5 million, or 13.62% of the Bank’s total loan portfolio, was comprised of commercial and industrial loans.  We focus our efforts on commercial loans of less that $3 million.  Commercial loans involve significant risk because there is generally a small market available for assets held as collateral that needs to be liquidated.  Commercial loans for working capital needs are typically difficult to monitor.    Working capital loans typically have terms not exceeding one year and are usually secured by accounts receivable, inventory, personal guarantees of the principals or fixed assets of the business.  For loans secured by accounts receivable or inventory, principal is typically repaid as the assets securing the loan are converted into cash, and in other cases principal is typically due at maturity.

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

As of December 31, 2013, the classification of the consumer loans of the Bank and the respective percentage of the Bank’s total loan portfolio of each were as follows (dollars in thousands):

	Total Outstanding
	as of	Percentage of
Description	December 31, 2013	Total Loan Portfolio
Individuals (household, personal, single pay, installment and other)	$11,292,865	4.69%
Individuals (household, family, personal credit cards and overdraft protection)	$432,454	0.18%
All other consumer loans	$—	—%

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

According to the FDIC, as of June 30, 2013, 36 banks and savings institutions operated 251 offices within Charleston, Florence, and Lexington Counties.  All of these institutions aggressively compete for business in the Bank’s market area.  Some of these competitors have been in business for many years, have established customer bases, are larger than the Bank, have substantially higher lending limits than the Bank has and are able to offer certain services, including trust and international banking services, that the Bank is able to offer only through correspondents, if at all.

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

Employees

On December 31, 2013, the Bank had 86 full-time employees and 24 part-time employees.  The executive officers of the Company also serve as executive officers of and are compensated by the Bank.  Other than our executive officers, the Company has no employees.

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

The sale of the securities had no effect on their terms, including the Company’s obligation to satisfy accrued and unpaid dividends (aggregating approximately $1.9 million) prior to payment of any dividend or other distribution to holders of pari pasu or junior stock, including the Company’s common stock, and an increase in the dividend rate on the Series A Shares from 5% to 9% on May 15, 2014.  Further, the sale of the securities will have no effect on the Company’s capital, financial condition or results of operations.  However, the Company generally will not be subject to various executive compensation and corporate governance requirements to which it was subject while Treasury held the securities.

Use of TARP Proceeds.  On March 6, 2009, the Company received an investment of $15.3 million under the TARP Capital Purchase Program (“TARP CPP”).  The TARP CPP funds were initially placed in the Company’s demand deposit account with the Bank, providing liquidity to the Bank while preserving the Company’s flexibility in how to best support the Bank, including the Bank’s lending efforts.  To date, the Company has contributed $8.8 million to the Bank as capital; as a result of this capital infusion, as well as a successful private offering of our Series C Preferred Stock in May 2010, the Bank’s Tier 1 leverage ratio was 10.67%, and its total risk-based capital ratio was 14.35%, both as of year-end 2013.

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

When we received a capital investment from the Treasury under the TARP CPP, we became subject to additional limitations on the payment of dividends. These limitations require, among other things, that all dividends for the securities purchased under the TARP CPP be paid before other dividends can be paid.

Furthermore, the Federal Reserve Board clarified its guidance on dividend policies for bank holding companies through the publication of a Supervisory Letter, dated February 24, 2009. As part of the letter, the Federal Reserve Board encouraged bank holding companies, particularly those that had participated in the TARP CPP, to consult with the Federal Reserve Board prior to dividend declarations and redemption and repurchase decisions even when not explicitly required to do so by federal regulations. The Federal Reserve Board has indicated that TARP CPP recipients, such as the Company, should consider and communicate in advance to regulatory staff how proposed dividends, capital repurchases, and capital redemptions are consistent with its obligation to eventually redeem the securities held by the Treasury. This new guidance is largely consistent with prior regulatory statements encouraging bank holding companies to pay dividends out of net income and to avoid dividends that could adversely affect the capital needs or minimum regulatory capital ratios of the bank holding company and its subsidiary bank.

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

As a result, until the Company is no longer subject to the Company MOU, it will be required to seek regulatory approval prior to paying scheduled dividends on its preferred stock and trust preferred securities, including the Series A Preferred Stock and Series B Preferred Stock issued to the Treasury as part of our participation in the TARP CPP, as well as the Series C Preferred Stock issued as part of a private offering earlier this year.  This provision will also apply to the Company’s common stock, although, to date, the Company has not elected to pay a cash dividend on its shares of common stock.  The Federal Reserve Bank approved the scheduled payment of dividends on the Company’s preferred stock and interest payments on the Company’s trust preferred securities for the first three quarters of 2011.  The Federal Reserve Bank has not approved the payment of dividends on the Company's preferred stock or interest relating to its outstanding classes of trust preferred securities since the third quarter of 2011.  Since the Company has not paid scheduled dividends on its outstanding shares of Series A and Series B Preferred Stock for in excess of six fiscal quarters, the holders of those shares are entitled to name two individuals to our board of directors but have not yet elected to do so.  No assurance can be given as to when the Company will obtain approval from the Federal Reserve Bank to resume the payment of such dividends and interest in future quarters while the Company MOU remains in effect.

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

In 2010, the Dodd-Frank Act was signed into law and included a permanent delay of the implementation of section 404(b) of the Sarbanes-Oxley Act for companies with non-affiliated public float under $75.0 million (“non-accelerated filer”).  Section 404(b) is the requirement to have an independent accounting firm audit and attest to the effectiveness of a Company’s internal controls.  As the Company currently qualifies as a non-accelerated filer under the SEC rules and expects to remain one through fiscal year 2014, there are no additional costs anticipated for complying with Section 404(b).

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

The Bank’s business also is influenced by prevailing economic conditions and governmental policies, both foreign and domestic, and by the monetary and fiscal policies of the Federal Reserve.  The Bank is not a member of the Federal Reserve.  However, under the Federal Reserve’s regulations, all FDIC-insured banks must maintain average daily reserves against their transaction accounts.  Currently, no reserves are required on the first $13.3 million of transaction accounts, but a bank must maintain reserves equal to 3.0% on aggregate balances between $13.3 million and $89.0 million, and reserves equal to 10.0% on aggregate balances in excess of $89.0 million.  The Federal Reserve may adjust these percentages from time to time.  Because the Bank’s reserves must be maintained in the form of vault cash or in an account at a Federal Reserve Bank or with a qualified correspondent bank, one effect of the reserve requirement is to reduce the amount of the bank’s assets that are available for lending and other investment activities.  The Federal Reserve’s actions and policy directives determine to a significant degree the cost and availability of funds the Bank obtains from money market sources for lending and investing, and they also influence, directly and indirectly, the rates of interest the bank pays on time and savings deposits and the rates it charges on commercial bank loans.

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

The CFPB has concentrated much of its rulemaking efforts on a variety of mortgage-related topics required under the Dodd-Frank Act, including mortgage origination disclosures, minimum underwriting standards and ability to repay, high-cost mortgage lending, and servicing practices.  During 2012, the CFPB issued three proposed rulemakings covering loan origination and servicing requirements, which were finalized in January 2013, along with other rules on mortgages.  The escrow and loan originator compensation rules are scheduled to become effective in June 2013.  The ability to repay and qualified mortgage standards rules, as well as the mortgage servicing rules, became effective in January 2014.  A final rule integrating disclosures required by the Truth in Lending Act and the Real Estate Settlement and Procedures Act also became effective in January 2014. We continue to analyze the impact that such rules may have on our business model, particularly with respect to our mortgage banking division.

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

In the future, the Bank’s ability to declare and pay cash dividends will be subject to regulatory considerations as well as its board of directors’ evaluation of the Bank’s operating results, capital levels, financial condition, future growth plans, general business and economic conditions, and tax and other relevant considerations.  See "Supervision and Regulation—Memoranda of Understanding" above.

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

Basel III Capital Standards.  In December 2010, the Basel Committee on Banking Supervision, an international forum for cooperation on banking supervisory matters, announced the “Basel III” capital standards, which substantially revised the existing capital requirements for banking organizations. Modest revisions were made in June 2011. The Basel III standards operate in conjunction with portions of standards previously released by the Basel Committee and commonly known as “Basel II” and “Basel 2.5.” On June 7, 2012, the Federal Reserve, the Office of the Comptroller of the Currency (the “OCC”), and the FDIC requested comment on these proposed rules that, taken together, would implement the Basel regulatory capital reforms through what we refer to herein as the “Basel III capital framework.”

On July 2, 2013, the Federal Reserve adopted a final rule for the Basel III capital framework and, on July 9, 2013, the OCC also adopted a final rule and the FDIC adopted the same provisions in the form of an “interim” final rule. The rule will apply to all national and state banks (such as the Bank) and savings associations and most bank holding companies and savings and loan holding companies, which we collectively refer to herein as “covered” banking organizations. Bank holding companies with less than $500 million in total consolidated assets, such as the Company, are not subject to the final rule, nor are savings and loan holding companies substantially engaged in commercial activities or insurance underwriting. The requirements in the rule begin to phase in on January 1, 2015 for covered banking organizations such as the Company. The requirements in the rule will be fully phased in by January 1, 2019.

The rule imposes higher risk-based capital and leverage requirements than those currently in place. Specifically, the rule imposes the following minimum capital requirements:

•	a new common equity Tier 1 risk-based capital ratio of 4.5%;

•	a Tier 1 risk-based capital ratio of 6% (increased from the current 4% requirement);

•	a total risk-based capital ratio of 8% (unchanged from current requirements); and

•	a leverage ratio of 4% (currently 3% for depository institutions with the highest supervisory composite rating and 4% for other depository institutions).

Under the rule, Tier 1 capital is redefined to include two components: Common Equity Tier 1 capital and additional Tier 1 capital. The new and highest form of capital, Common Equity Tier 1 capital, consists solely of common stock (plus related surplus), retained earnings, accumulated other comprehensive income, and limited amounts of minority interests that are in the form of common stock. Additional Tier 1 capital includes other perpetual instruments historically included in Tier 1 capital, such as non-cumulative perpetual preferred stock. The rule permits bank holding companies with less than $15 billion in total consolidated assets to continue to include trust preferred securities and cumulative perpetual preferred stock issued before May 19, 2010 in Tier 1 capital, but not in Common Equity Tier 1 capital, subject to certain restrictions. Tier 2 capital consists of instruments that currently qualify in Tier 2 capital plus instruments that the rule has disqualified from Tier 1 capital treatment.

In addition, in order to avoid restrictions on capital distributions or discretionary bonus payments to executives, a covered banking organization must maintain a “capital conservation buffer” on top of its minimum risk-based capital requirements. This buffer must consist solely of Tier 1 Common Equity, but the buffer applies to all three measurements (Common Equity Tier 1, Tier 1 capital and total capital). The capital conservation buffer will be phased in incrementally over time, becoming fully effective on January 1, 2019, and will consist of an additional amount of common equity equal to 2.5% of risk-weighted assets.

The current capital rules require certain deductions from or adjustments to capital. The final rule retains many of these deductions and adjustments and also provides for new ones. As a result, deductions from Common Equity Tier 1capital will be required for goodwill (net of associated deferred tax liabilities); intangible assets such as non-mortgage servicing assets and purchased credit card relationships (net of associated deferred tax liabilities); deferred tax assets that arise from net operating loss and tax credit carryforwards (net of any related valuations allowances and net of deferred tax liabilities); any gain on sale in connection with a securitization exposure; any defined benefit pension fund net asset (net of any associated deferred tax liabilities) held by a bank holding company (this provision does not apply to a bank or savings association); the aggregate amount of outstanding equity investments (including retained earnings) in financial subsidiaries; and identified losses. Other deductions will be necessary from different levels of capital.

Additionally, the final rule provides for the deduction of three categories of assets: (i) deferred tax assets arising from temporary differences that cannot be realized through net operating loss carrybacks (net of related valuation allowances and of deferred tax liabilities), (ii) mortgage servicing assets (net of associated deferred tax liabilities) and (iii) investments in more than 10% of the issued and outstanding common stock of unconsolidated financial institutions (net of associated deferred tax liabilities). The amount in each category that exceeds 10% of Common Equity Tier 1 capital must be deducted from Common Equity Tier 1 capital. The remaining, non-deducted amounts are then aggregated, and the amount by which this total amount exceeds 15% of Common Equity Tier 1 capital must be deducted from Common Equity Tier 1 capital. Amounts of minority investments in consolidated subsidiaries that exceed certain limits and investments in unconsolidated financial institutions may also have to be deducted from the category of capital to which such instruments belong.

Accumulated other comprehensive income (“AOCI”) is presumptively included in Common Equity Tier 1 capital and often would operate to reduce this category of capital. The final rule provides a one-time opportunity at the end of the first quarter of 2015 for covered banking organizations to opt out of much of this treatment of AOCI. The final rule also has the effect of increasing capital requirements by increasing the risk weights on certain assets, including high volatility commercial real estate, mortgage servicing rights not includable in Common Equity Tier 1 capital, equity exposures, and claims on securities firms, that are used in the denominator of the three risk-based capital ratios.

The ultimate impact of the rule on the Bank is currently being reviewed and is dependent upon when certain requirements of the rule will be fully phased in. While the rule contains several provisions that would affect the mortgage lending business, at this point we cannot determine the ultimate effect that the rule will have upon our earnings or financial position.

Volcker Rule.  Section 619 of the Dodd-Frank Act, known as the “Volcker Rule,” prohibits any bank, bank holding company, or affiliate (referred to collectively as “banking entities”) from engaging in two types of activities: “proprietary trading” and the ownership or sponsorship of private equity or hedge funds that are referred to as “covered funds.”  On December 10, 2013, our primary federal regulators, the Federal Reserve and the FDIC, together with other federal banking agencies and the SEC and the Commodity Futures Trading Commission, finalized a regulation to implement the Volcker Rule.  The deadline for compliance with the Volcker Rule is July 21, 2015.

Proprietary trading includes the purchase or sale as principal of any security, derivative, commodity future, or option on any such instrument for the purpose of benefitting from short-term price movements or realizing short-term profits.  Exceptions apply, however.  Trading in U.S. Treasuries, obligations or other instruments issued by a government sponsored enterprise, state or municipal obligations, or obligations of the FDIC is permitted.  A banking entity also may trade for the purpose of managing its liquidity, provided that it has a bona fide liquidity management plan.  Trading activities as agent, broker or custodian; through a deferred compensation or pension plan; as trustee or fiduciary on behalf of customers; in order to satisfy a debt previously contracted; or in repurchase and securities lending agreements are permitted. Additionally, the Volcker Rule permits banking entities to engage in trading that takes the form of risk-mitigating hedging activities.

The covered funds that a banking entity may not sponsor or hold on ownership interest in are, with certain exceptions, funds that are exempt from registration under the Investment Company Act of 1940 because they either have 100 or fewer investors or are owned exclusively by “qualified investors” (generally, high net worth individuals or entities).  Wholly owned subsidiaries, joint ventures and acquisition vehicles, foreign pension or retirement funds, insurance company separate accounts (including bank-owned life insurance), public welfare investment funds, and entities formed by the FDIC for the purpose of disposing of assets are not covered funds, and a bank may invest in them.  Most securitizations also are not treated as covered funds.

The regulation as issued on December 10, 2013, treated collateralized debt obligations backed by trust preferred securities as covered funds and accordingly subject to divestiture.  In an interim final rule issued on January 14, 2014, the agencies exempted collateralized debt obligations (“CDOs”) issued before May 19, 2010, that were backed by trust preferred securities issued before the same date by a bank with total consolidated assets of less than $15 billion or by a mutual holding company and that the bank holding the CDO interest had purchased before December 10, 2013, from the Volcker Rule prohibition.  This exemption does not extend to CDOs backed by trust-preferred securities issued by an insurance company.

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

At December 31, 2013, all of the Bank’s capital ratios were at levels that would qualify it to be “well capitalized” for regulatory purposes.

As further described under “Basel III Capital Standards,” the Basel Committee released in June 2011 a revised framework for the regulation of capital and liquidity of internationally active banking organizations. The new framework is generally referred to as “Basel III”. As discussed above, when full phased in, Basel III will require certain bank holding companies and their bank subsidiaries to maintain substantially more capital, with a greater emphasis on common equity. On July 7, 2013, the Federal Reserve adopted a final rule implementing the Basel III standards and complementary parts of Basel II and Basel 2.5. On July 9, 2013, the OCC also adopted a final rule and the FDIC adopted the same provisions in the form of an “interim” final rule.

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

Our loan portfolio is concentrated in commercial real estate and commercial business loans.  As of December 31, 2013, approximately 81.45% of our loans receivable were secured by real estate. These types of loans generally are viewed as having more risk of default than certain other types of loans or investments. In fact, the FDIC has issued pronouncements alerting banks of its concern about heavy loan concentrations in certain types of commercial real estate loans, including acquisition, construction and development loans, and also by geographic segment. Because our loan portfolio contains commercial real estate and commercial business loans with relatively large balances, the deterioration of one or a few of these loans may cause a significant increase in our non-performing loans. An increase in non-performing loans could result in a loss of earnings from these loans, an increase in the provision for loan losses, or an increase in loan charge-offs, any of which could have a material adverse impact on our results of operations and financial condition.

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

If our assumptions are wrong, our current allowance may not be sufficient to cover future loan losses, and we may need to make adjustments to allow for different economic conditions or adverse developments in our loan portfolio.  Material additions to our allowance would materially decrease our net income.   We expect our allowance to continue to fluctuate throughout 2014; however, given current and future market conditions, we can make no assurance that our allowance will be adequate to cover future loan losses.

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

At December 31, 2012, we had a total of $15.29 million of OREO, and at December 31, 2013, we had a total of $8.93 million of OREO, reflecting a $6.35 million or 41.56% decrease from year-end 2012 to year-end 2013.  During this period, sales and write downs were $6.28 million and $4.91 million, respectively, while properties acquired through foreclosures totaled $4.83 million.  Due to the ongoing economic crisis, the amount of OREO we hold may possibly increase throughout 2014.  Any additional increase in losses and maintenance costs and expenses due to OREO may have material adverse effects on our business, financial condition, and results of operations.  Such effects may be particularly pronounced in a market of reduced real estate values and excess inventory, which may make the disposition of OREO properties more difficult, increase maintenance costs and expenses, and may reduce our ultimate realization from any OREO sales.  In addition, we are required to reflect the fair market value of our OREO in our financial statements.  If the OREO declines in value, we are required to recognize a loss in connection with continuing to hold the property.  As a result, declines in the value of our OREO have a negative effect on our results of operations and financial condition.

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

As of December 31, 2013, prior to any valuation allowance, deferred tax assets from operations totaled $11.7 million and were recorded in the Company’s Consolidated Balance Sheets.  Based on our projections of future taxable income over the next three years, cumulative tax losses over the previous three years, net operating loss carry forward limitations as discussed below and available tax planning strategies, there remain deferred tax assets of $0.7 million as of December 31, 2013.  Analysis of our ability to recapture our deferred tax asset requires us to apply significant judgment and is inherently subjective because it requires the future occurrence of circumstances, including the projection of future earnings that cannot be predicted with certainty.  The determination of how much of the net operating losses we will be able to utilize and, therefore, how much of the valuation allowance that may be reversed and the timing is based on our future results of operations and the amount and timing of actual loan charge-offs and asset writedowns.  The resulting loss could have a material adverse effect on our results of operations and financial condition and could also decrease the Bank’s regulatory capital.

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

As of December 31, 2013, we had approximately $23.0 million in brokered deposits, which represented approximately 8.14% of our total deposits.  At times, the cost of brokered deposits exceeds the cost of deposits in our local market.  In addition, the cost of brokered deposits can be volatile.  In accordance with the Bank and Company MOUs, we are required to limit brokered deposits, excluding reciprocal CDARS, that would cause the Bank’s level of brokered deposits to be in excess of ten percent of total deposits.  This limitation, coupled with potential cost increases discussed above, could adversely affect our liquidity and ability to support demand for loans.

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

Until the Company is no longer subject to the Company MOU, it will be required to seek regulatory approval prior to paying scheduled dividends on its preferred stock and trust preferred securities, including the Series A Preferred Stock and Series B Preferred Stock issued to the Treasury as part of our participation in the TARP CPP and which is now held by unaffiliated third-party investors.  This provision also applies to the Company’s common stock, although, to date, the Company has not elected to pay a cash dividend on its shares of common stock.  The Federal Reserve Bank has not approved the payment of dividends and interest relating to its outstanding classes of preferred stock and trust preferred securities due and payable since the third quarter of 2011.  As a result, no assurance can be given as to when the Company will obtain approval from the Federal Reserve Bank to resume the payment of such dividends and interest in future quarters while the Company MOU remains in effect.

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

While the rules generally affect banks our size somewhat less than larger financial institutions, our compliance with the new rule, and its accompanying enforcement by our federal and state regulators, will create operational and strategic challenges for us, as we originate a significant volume of mortgages. For example, business models for cost, pricing, delivery, compensation, and risk management will need to be reevaluated and potentially revised, perhaps substantially. Additionally, programming changes and enhancements to systems will be necessary to comply with the new rules. Some of these new rules became effective in June 2013, while others became effective in January 2014. Forthcoming additional rulemaking affecting the residential mortgage business is also expected. Achieving full compliance in the relatively short timeframe provided for certain of the new rules will result in increased regulatory and compliance costs.

New capital rules that were recently issued generally require insured depository institutions and certain bank holding companies to hold more capital. The impact of the new rules on our financial condition and operations is uncertain but could be materially adverse.

On July 2, 2013, the Federal Reserve adopted a final rule for the Basel III capital framework and, on July 9, 2013, the OCC also adopted a final rule and the FDIC adopted the same provisions in the form of an "interim final rule."  These rules substantially amend the regulatory risk-based capital rules applicable to the Bank.  The rules phase in over time beginning in 2015 and will become fully effective in 2019.

The final rules increase capital requirements and generally include two new capital measurements that will affect us, a risk-based common equity Tier 1 ratio and a capital conservation buffer. Common Equity Tier 1 (“CET1”) capital is a subset of Tier 1 capital and is limited to common equity (plus related surplus), retained earnings, accumulated other comprehensive income and certain other items. Other instruments that have historically qualified for Tier 1 treatment, including non-cumulative perpetual preferred stock, are consigned to a category known as Additional Tier 1 capital and must be phased out over a period of nine years beginning in 2014. The rules permit bank holding companies with less than $15 billion in assets (such as us) to continue to include trust preferred securities and non-cumulative perpetual preferred stock issued before May 19, 2010 in Tier 1 capital, but not CET1. Tier 2 capital consists of instruments that have historically been placed in Tier 2, as well as cumulative perpetual preferred stock.

The final rules adjust all three categories of capital by requiring new deductions from and adjustments to capital that will result in more stringent capital requirements and may require changes in the ways we do business. Among other things, the current rule on the deduction of mortgage servicing assets from Tier 1 capital has been revised in ways that are likely to require a greater deduction than we currently make and that will require the deduction to be made from CET1. This deduction phases in over a three-year period from 2015 through 2017. We closely monitor our mortgage servicing assets, and we expect to maintain our mortgage servicing asset at levels below the deduction thresholds by a combination of sales of portions of these assets from time to time either on a flowing basis as we originate mortgages or through bulk sale transactions. Additionally, any gains on sale from mortgage loans sold into securitizations must be deducted in full from CET1. This requirement phases in over three years from 2015 through 2017. Under the earlier rule and through 2014, no deduction is required.

Beginning in 2015, the minimum capital requirements for the Bank will be (i) a CET1 ratio of 4.5%, (ii) a Tier 1 capital (CET1 plus Additional Tier 1 capital) of 6% (up from 4%) and (iii) a total capital ratio of 8% (the current requirement). Our leverage ratio requirement will remain at the 4% level now required. Beginning in 2016, a capital conservation buffer will phase in over three years, ultimately resulting in a requirement of 2.5% on top of the CET1, Tier 1 and total capital requirements, resulting in a require CET1 ratio of 7%, a Tier 1 ratio of 8.5%, and a total capital ratio of 10.5%. Failure to satisfy any of these three capital requirements will result in limits on paying dividends, engaging in share repurchases and paying discretionary bonuses. These limitations will establish a maximum percentage of eligible retained income that could be utilized for such actions. While the final rules will result in higher regulatory capital standards, it is difficult at this time to predict when or how any new standards will ultimately be applied to us.

In addition to the higher required capital ratios and the new deductions and adjustments, the final rules increase the risk weights for certain assets, meaning that we will have to hold more capital against these assets. For example, commercial real estate loans that do not meet certain new underwriting requirements must be risk-weighted at 150%, rather than the current 100%. There are also new risk weights for unsettled transactions and derivatives. We also will be required to hold capital against short-term commitments that are not unconditionally cancelable; currently, there are no capital requirements for these off-balance sheet assets. All changes to the risk weights take effect in full in 2015.

In addition, in the current economic and regulatory environment, bank regulators may impose capital requirements that are more stringent than those required by applicable existing regulations. The application of more stringent capital requirements for us could, among other things, result in lower returns on equity, require the raising of additional capital, and result in regulatory actions if we were to be unable to comply with such requirements. Implementation of changes to asset risk weightings for risk-based capital calculations, items included or deducted in calculating regulatory capital or additional capital conservation buffers, could result in management modifying our business strategy and could limit our ability to make distributions, including paying dividends or buying back our shares.

The Federal Reserve may require us to commit capital resources to support the Bank.

The Federal Reserve requires a bank holding company to act as a source of financial and managerial strength to a subsidiary bank and to commit resources to support such subsidiary bank. Under the “source of strength” doctrine, the Federal Reserve may require a bank holding company to make capital injections into a troubled subsidiary bank and may charge the bank holding company with engaging in unsafe and unsound practices for failure to commit resources to such a subsidiary bank. In addition, the Dodd-Frank Act directs the federal bank regulators to require that all companies that directly or indirectly control an insured depository institution serve as a source of strength for the institution. Under these requirements, in the future, we could be required to provide financial assistance to our Bank if the Bank experiences financial distress.

A capital injection may be required at times when we do not have the resources to provide it, and therefore we may be required to borrow the funds. In the event of a bank holding company's bankruptcy, the bankruptcy trustee will assume any commitment by the holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank. Moreover, bankruptcy law provides that claims based on any such commitment will be entitled to a priority of payment over the claims of the holding company's general unsecured creditors, including the holders of its note obligations. Thus, any borrowing that must be done by the holding company in order to make the required capital injection becomes more difficult and expensive and will adversely impact the holding company's cash flows, financial condition, results of operations and prospects.

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

We are subject to federal and state fair lending laws, and failure to comply with these laws could lead to material penalties.

Federal and state fair lending laws and regulations, such as the Equal Credit Opportunity Act and the Fair Housing Act, impose nondiscriminatory lending requirements on financial institutions. The Department of Justice, CFPB and other federal and state agencies are responsible for enforcing these laws and regulations. Private parties may also have the ability to challenge an institution's performance under fair lending laws in private class action litigation. A successful challenge to our performance under the fair lending laws and regulations could adversely impact our rating under the CRA and result in a wide variety of sanctions, including the required payment of damages and civil money penalties, injunctive relief, imposition of restrictions on merger and acquisition activity and restrictions on expansion activity, which could negatively impact our reputation, business, financial condition and results of operations.

The downgrade of the U.S. credit rating could negatively impact our business, results of operations and financial condition.

Recent U.S. debt ceiling and budget deficit concerns together with signs of deteriorating sovereign debt conditions in Europe, have increased the possibility of additional credit-rating downgrades and economic slowdowns in the U.S.  Although U.S. lawmakers passed legislation to raise the federal debt ceiling in 2011, Standard & Poor's Ratings Services lowered its long-term sovereign credit rating on the U.S. from "AAA" to "AA+" in August 2011.  This rating was affirmed in June 2013.  The impact of any further downgrades to the U.S. government's sovereign credit rating or its perceived creditworthiness could adversely affect the U.S. and global financial markets and economic conditions. In February 2014, the U.S. government adopted legislation to suspend the debt limit through March 2015.  Moody's and Fitch have each warned that they may downgrade the U.S. government's rating if the federal debt is not stabilized.  A downgrade of the U.S. government's credit rating or a default by the U.S. government to satisfy its debt obligations likely would create broader financial turmoil and uncertainty, which would weigh heavily on the global banking system.  It is possible that any such impact could have a material adverse effect on our business, results of operations and financial condition.

Failure to comply with government regulation and supervision could result in sanctions by regulatory agencies, civil money penalties, and damage to our reputation.

Our operations are subject to extensive regulation by federal, state, and local governmental authorities. Given the current disruption in the financial markets, we expect that the government will continue to pass new regulations and laws that will impact us. Compliance with such regulations may increase our costs and limit our ability to pursue business opportunities. Failure to comply with laws, regulations, and policies could result in sanctions by regulatory agencies, civil money penalties, and damage to our reputation. While we have policies and procedures in place that are designed to prevent violations of these laws, regulations, and policies, there can be no assurance that such violations will not occur.

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

Because we have participated in the TARP CPP, our ability to pay cash dividends on common stock is further limited.  Specifically, we may not pay cash dividends on common stock unless all dividends have been paid on the securities issued to the Treasury under the TARP CPP.  The TARP CPP also restricts our ability to increase the amount of cash dividends on common stock, which potentially limits your opportunity for gain on your investment.  The Federal Reserve Bank has required us to defer payment of the dividends on our outstanding classes of preferred stock since the third quarter of 2011.

Finally, given the requirements under the Company MOU, we have been required by the Federal Reserve Bank to defer interest payments payable on our outstanding trust preferred securities.  Accordingly, pursuant to the terms of the trust preferred securities, we are further restricted from paying dividends on our common stock and our outstanding classes of preferred stock, absent authorization from a majority of the holders of our outstanding trust preferred securities, until such time as the Company has paid all interest due and payable on the trust preferred securities.

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

Economic and other circumstances may require us to raise capital at times or in amounts that are unfavorable to us. If we have to issue shares of common stock, they will dilute the percentage ownership interest of existing shareholders and may dilute the book value per share of our common stock and adversely affect the terms on which we may obtain additional capital.

We may need to incur additional debt or equity financing in the future to make strategic acquisitions or investments or to strengthen our capital position. Our ability to raise additional capital, if needed, will depend on, among other things, conditions in the capital markets at that time, which are outside of our control and our financial performance. We cannot provide assurance that such financing will be available to us on acceptable terms or at all, or if we do raise additional capital that it will not be dilutive to existing shareholders.

If we determine, for any reason, that we need to raise capital, our board generally has the authority, without action by or vote of the shareholders, to issue all or part of any authorized but unissued shares of stock for any corporate purpose, including issuance of equity-based incentives under or outside of our equity compensation plans. Additionally, we are not restricted from issuing additional common stock or preferred stock, including any securities that are convertible into or exchangeable for, or that represent the right to receive, common stock or preferred stock or any substantially similar securities. The market price of our common stock could decline as a result of sales by us of a large number of shares of common stock or preferred stock or similar securities in the market or from the perception that such sales could occur. Any issuance of additional shares of stock will dilute the percentage ownership interest of our shareholders and may dilute the book value per share of our common stock. Shares we issue in connection with any such offering will increase the total number of shares and may dilute the economic and voting ownership interest of our existing shareholders.

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

On March 24, 2005, the Bank leased approximately five acres at 2211 West Palmetto Street in Florence, South Carolina for possible development of a future headquarters location.  This property and an adjacent parcel were purchased by the Company on November 24, 2008 and are leased by the Bank.  On March 15, 2012, the Company and the Bank agreed to waive the Bank’s obligation to pay rent for the balance of 2013.

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

ITEM 3.      LEGAL PROCEEDINGS

As of December 31, 2013 and the date of this Form 10-K, we believe that we are not a party to, nor is any of our property the subject of, any pending material proceeding other than those that may occur in the ordinary course of our business, except for the proceeding described below.

On July 27, 2013, Gilbert Jarrell, in his individual capacity and on behalf of a proposed class of other similarly situated persons, filed a lawsuit in the Florence County Court of Common Pleas, Case No. 2013-CP-21-1701.  The Complaint named the Bank as defendant.   The Complaint alleges that plaintiff and other similarly situated persons who were clients of the Schurlknight and Rivers Law Firm ("S&R") were defrauded by S&R by settling claims without paying the plaintiffs their share of the settlement proceeds. Mr. Schurlknight committed suicide and Mr. Rivers has been indicted by the United States for mail fraud.  S&R maintained its client trust account(s) with the Bank.  The Plaintiffs claim that First Reliance aided and abetted S&R in the commission of many torts.  The causes of action alleged are: aiding and abetting breach of fiduciary duty, aiding and abetting fraud, negligent supervision, breach of contract/third party beneficiary, negligence, and conversion.  While the Bank is not able to predict the outcome of this lawsuit, it vehemently denies any wrongdoing or knowledge of any schemes by S&R to defraud the plaintiffs or any of the other former clients of S&R.  The parties are currently engaged in the discovery process and a mediation of the matter has been scheduled.  The plaintiffs in their complaint request $6 million in damages and in subsequent correspondence have claimed damages of $13 million.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The response to this Item is included in the Company’s 2013 Annual Report to Shareholders under the heading, “Market for First Reliance Bancshares, Inc.’s Common Stock; Payment of Dividends,” and is incorporated herein by reference.

ITEM 6.                SELECTED FINANCIAL DATA

The following selected financial data is derived from the consolidated financial statements and other data of First Reliance Bancshares, Inc. and Subsidiary (the “Company”).  The selected financial data should be read in conjunction with the consolidated financial statements, including the accompanying notes, included elsewhere herein.

(Dollars in thousands, except per share data)	2013	2012	2011	2010	2009

Income Statement Data:
Interest income	$14,706	$18,812	$23,185	$27,947	$32,025
Interest expense	2,448	4,481	6,513	11,656	15,640
Net interest income	12,258	14,331	16,672	16,291	16,385
Provision for loan losses	610	1,946	5,403	3,542	14,401
Net interest income after provision for loan losses	11,648	12,385	11,269	12,749	1,984
Noninterest income	4,405	6,537	4,847	4,896	7,610
Noninterest expense	22,393	18,639	20,362	19,234	19,619
Income (loss) before income taxes	(6,340)	283	(4,246)	(1,589)	(10,025)
Income tax expense (benefit)	1,397	7	5,135	(1,440)	(4,181)
Net income (loss)	(7,737)	276	(9,381)	(149)	(5,844)
Preferred stock dividends	1,140	1,176	1,175	1,131	837
Net loss available to common shareholders	$(8,877)	$(900)	$(10,556)	$(1,280)	$(6,681)

Balance Sheet Data:
Assets	$355,408	$418,277	$494,966	$530,095	$645,508
Earning assets	306,242	362,518	435,214	468,618	589,657
Securities held-to-maturity (1)	36,952	-	-	-	-
Securities available-for-sale (2)	12,145	60,071	84,534	84,473	121,949
Loans (3)	240,750	265,879	306,262	355,514	411,728
Allowance for loan losses	2,894	4,167	7,743	6,271	9,801
Deposits	282,415	349,314	427,816	455,250	552,763
Shareholders’ equity	39,093	41,198	41,118	48,592	45,224
Per Common Share Data:
Basic loss	$(2.07)	$(0.22)	$(2.57)	$(0.32)	$(1.87)
Diluted loss	(2.07)	(0.22)	(2.57)	(0.32)	(1.87)
Common book value	3.56	5.64	5.67	7.49	8.36

Performance Ratios:
Return on average assets (4)	(2.02)%	0.06%	(1.82)%	(0.03)%	(0.88)%
Return on average equity (5)	(19.57)%	0.66%	(19.97)%	(0.31)%	(12.14)%
Net interest margin (6)	3.74%	3.54%	3.67%	3.04%	2.66%
Efficiency (7)	113.61%	97.79%	96.95%	94.27%	89.03%

Capital and Liquidity Ratios:
Average equity to average assets	10.31%	9.08%	9.09%	8.19%	7.28%
Leverage (4.00% required minimum)	11.78%	11.48%	9.85%	9.99%	8.25%
Risk-based capital
Tier 1	14.73%	15.91%	13.54%	13.34%	11.52%
Total	15.75%	17.16%	14.80%	14.59%	12.78%
Average loans to average deposits	78.21%	73.94%	75.99%	75.32%	86.07%
______________________
(1)	Securities held-to-maturity are stated at cost.
(2)	Securities available-for-sale are stated at fair value.
(3)	Loans are stated at gross amounts before allowance for loan losses and include loans held for sale.
(4)	Net income (loss) before preferred stock dividends divided by average assets.
(5)	Net income (loss) before preferred stock dividends divided by average equity.
(6)	Net interest income divided by average earning assets.
(7)	Noninterest expense, less provision for losses on other real estate owned (“OREO”), divided by the sum of net interest income and noninterest income, excluding gains and losses on sales of assets.

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

On June 30, 2005, First Reliance Capital Trust I (a non-consolidated affiliate) issued $10,000,000 in trust preferred securities with a maturity of November 23, 2035 and may be redeemed by the Company after five years, and sooner in certain specific events.  The rate was fixed at 5.93% until August 23, 2010, at which point the rate adjusts quarterly to the three-month LIBOR plus 1.83%, and can be called without penalty beginning on June 15, 2013.  The trust has not been consolidated in these financial statements.  The Company received from the trust the $10,000,000 proceeds from the issuance of the securities and the $310,000 initial proceeds from the capital investment in the trust, and accordingly has shown the funds due to the trust as $10,310,000 junior subordinated debentures.  Current regulations allow the entire amount of junior subordinated debentures to be included in the calculation of regulatory capital.    On December 28, 2008, the Company injected $3,000,000 into the Bank as permanent capital.

Results of Operations

For the years ended December 31, 2013 and 2012, we incurred a net loss available to common shareholders of $8,876,633 and $899,677, respectively, or a basic and diluted loss per common share of $2.07 and $0.22, respectively.  Comparing 2013 with 2012, we experienced a reduction of $7,976,956 in our operating results.  This reduction is primarily attributable to the $4,763,788 increase in our OREO expenses and the increase of $1,390,249 in our income tax provision. Additionally, our 2013 operating results were negatively impacted by the declines in both our net interest income and noninterest income of $2,073,431 and $2,130,439, respectively.  However, our operating results for 2013 were favorably impacted by the $737,378 reduction in our provision for loan losses.  See the following for a detailed discussion of each of these items.

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

Net interest income for 2013 was $12,257,788 compared to $14,331,219 for 2012, a decrease of $2,073,431, or 14.47%.  The decrease is due primarily to the significant reduction in the average volume of our loans, which are our highest yielding earning assets.  Comparing 2013 with 2012, the average volume of our loans declined $42,583,189, or 14.76%.

For 2013, average-earning assets totaled $327,654,497 with an annualized average yield of 4.49% compared to $404,631,999 and 4.65%, respectively, for 2012.  Average interest-bearing liabilities totaled $278,878,944 with an annualized average cost of 0.88% for 2013 compared to $358,990,977 and 1.25% respectively, for 2012.

Our net interest margin and net interest spread were 3.74% and 3.61%, respectively, for 2013 compared to 3.54% and 3.40%, respectively, for 2012.

Because loans often provide a higher yield than other types of earning assets, one of our goals is to maintain our loan portfolio as the largest component of total earning assets.  Loans comprised 75.08% and 71.32% of average earning assets for the years ended December 31, 2013 and 2012, respectively.  Loan interest income for 2013 and 2012 was $13,330,556 and $16,419,908, respectively.  The annualized average yield on loans was 5.42% and 5.69% for 2013 and 2012, respectively.  Comparing 2013 with 2012, the average balances of our loans decreased $42,583,189, or 14.76%, primarily reflecting relatively weak loan demand in our core markets, as well as consistent reductions in the level of our non-performing assets.  Our loan interest income for 2013 was negatively affected by the significant decrease in the average volume of our loans and a slow recovery in our local real estate markets.  Additional information may be found in the “Rate/Volume Analysis” presented below.

Available-for-sale and held-to-maturity-investment securities averaged $53,407,855, or 16.30% of average earning assets, for 2013, compared to $78,572,434, or 19.41% of average earning assets, for 2012.  Comparing 2013 to 2012, the average balances were lower by $25,164,579.  During the third quarter of 2012, we significantly reduced our portfolio of municipal securities because of our concerns about the deterioration in their market bond ratings and to lower the credit risk associated with our securities portfolio.  For 2013 and 2012, municipal securities averaged $1,260,818 and $12,995,104, respectively.  It is our intention to invest primarily in U. S. Government-sponsored agency securities and mortgage-backed securities in the near future in order to avoid additional credit risk on relatively low yielding assets.  Interest earned on available-for-sale and held-to-maturity investment securities was $1,286,317 for 2013, compared to $2,280,148 for 2012.  The annualized average yield on these securities was 2.41% and 2.90% for 2013 and 2012, respectively.  The decrease in yield was caused, in part, by a historically flat yield curve for investment securities that has diminished returns available for assets of this type.

Our average interest-bearing deposits were $252,374,874 and $332,611,848 for 2013 and 2012, respectively. This represented a decrease of $80,236,974, or 24.12%.  Total interest paid on deposits for 2013 and 2012 was $2,023,326 and $3,975,699, respectively.  The annualized average cost of deposits was 0.80% and 1.20% for the years ended December 31, 2013 and 2012, respectively.  As our loan demand declined, we concurrently lowered our rates paid for deposits, especially for time deposits, which is the primary reason why the amounts of our average time deposits were 36.34% lower during 2013 than during 2012.

The average balance of other interest-bearing liabilities was $26,504,070 and $26,379,179 for 2013 and 2012, respectively.  This represented a slight increase of $124,941, or 0.47%.  With the diminished loan demand we experienced during the past year, we utilized fewer borrowings from the Federal Home Loan Bank and replaced them with securities sold under agreements to repurchase, which have a lower cost, to meet our funding needs. For 2013, the annualized average cost of borrowings from the Federal Home Loan Bank was 1.80% , whereas the annualized average cost of securities sold under agreements to repurchase was 0.10%.

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

	Average Balances, Income and Expenses, and Rates
Year ended December 31,	2013			2012			2011
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Earning assets:
Loans (1)	$246,000	$13,331	5.42%	$288,584	$16,420	5.69%	$332,893	$19,895	5.98%
Securities, taxable	52,147	1,241	2.38	65,577	1,774	2.71	52,602	1,697	3.23
Securities, nontaxable	1,261	45	3.57	12,995	506	3.89	34,724	1,491	4.29
Other earning assets	28,246	89	0.32	37,476	112	0.30	33,957	102	0.30
Total earning assets	327,654	14,706	4.49	404,632	18,812	4.65	454,176	23,185	5.10
Non-earning assets	55,761			57,031			62,232
Total assets	$383,415			$461,663			$516,408

	Average Balances, Income and Expenses, and Rates
Year ended December 31,	2013			2012			2011
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Liabilities and Shareholders’ Equity
Interest-bearing deposits:
Transaction accounts	$44,727	$47	0.11%	$42,148	$80	0.19%	$39,010	$175	0.45%
Savings and money market accounts	95,043	161	0.17	113,568	351	0.31	120,897	849	0.70
Time deposits	112,605	1,815	1.61	176,896	3,545	2.00	228,093	5,176	2.27
Total interest-bearing deposits	252,375	2,023	0.80	332,612	3,976	1.20	388,000	6,200	1.60

Other interest-bearing liabilities:
Federal Home Loan
Bank borrowing	11,230	202	1.80	12,503	263	2.10	18,296	275	1.50
Junior subordinated debentures	10,310	218	2.12	10,310	239	2.32	10,310	38	0.37
Other Borrowings	4,964	5	0.10	3,566	3	0.08	-	-
Total other interest-bearing liabilities	26,504	425	1.60	26,379	505	1.91	28,606	313	1.09
Total interest-bearing liabilities	278,879	2,448	0.88	358,991	4,481	1.25	416,606	6,513	1.56
Noninterest-bearing deposits	62,174			57,675			50,086
Other liabilities	2,823			3,065			2,750
Shareholders’ equity	39,539			41,932			46,966
Total liabilities and equity	$383,415			$461,663			$516,408

Net interest income/interest spread		$12,258	3.61%		$14,331	3.40%		$16,672	3.54%

Net yield on earning assets			3.74%			3.54%			3.67%

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

	2013 Compared to 2012			2012Compared to 2011
	Due to increase (decrease) in			Due to increase (decrease) in
(Dollars in thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Loans	$(2,338)	$(751)	$(3,089)	$(2,547)	$(928)	$(3,475)
Securities, taxable	(338)	(195)	(533)	378	(301)	77
Securities, tax exempt	(426)	(35)	(461)	(857)	(128)	(985)
Other earning assets	(30)	7	(23)	10	-	10
Total interest income	(3,132)	(974)	(4,106)	(3,016)	(1,357)	(4,373)

Interest expense:
Interest-bearing deposits
Interest-bearing transaction accounts	4	(37)	(33)	13	(108)	(95)
Savings and money market accounts	(50)	(140)	(190)	(49)	(449)	(498)
Time deposits	(1,126)	(604)	(1,730)	(1,066)	(565)	(1,631)
Total interest-bearing deposits	(1,172)	(781)	(1,953)	(1,102)	(1,122)	(2,224)

Other interest-bearing liabilities
Federal Home Loan Bank borrowings	(25)	(36)	(61)	(102)	90	(12)
Junior subordinated debentures	-	(21)	(21)	-	201	201
Other	2	-	2	3	-	3
Total other interest-bearing liabilities	(23)	(57)	(80)	(99)	291	192

Total interest expense	(1,195)	(838)	(2,033)	(1,201)	(831)	(2,032)

Net interest income	$(1,937)	$(136)	$(2,073)	$(1,815)	$(526)	$(2,341)

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

 The following table sets forth our interest rate sensitivity at December 31, 2013.

			After		Greater
		After One	Three		Than One
	Within	Through	Through	Within	Year or
(Dollars in Thousands)	One	Three	Twelve	One	Non-
	Month	Months	Months	Year	Sensitive	Total
Interest-Earning Assets
Interest-bearing deposits in other banks	$14,699	$-	$-	$14,699	$-	$14,699
Time deposits in other banks	-	-	101	101	-	101
Loans (1)	14,455	16,502	38,003	68,960	171,790	240,750
Securities, taxable	-	-	-	-	45,947	45,947
Securities nontaxable	-	-	-	-	3,150	3,150
Nonmarketable securities	1,595	-	-	1,595	-	1,595
Total earning assets	30,749	16,502	38,104	85,355	220,887	306,242

Interest-Bearing Liabilities
Interest-bearing deposits:
Demand deposits	$46,046	$-	$-	$46,046	$-	$46,046
Savings deposits	86,247	-	-	86,247	-	86,247
Time deposits	9,136	16,910	36,708	62,754	21,791	84,545
Total interest-bearing deposits	141,429	16,910	36,708	195,047	21,791	216,838
Federal Home Loan Bank Advances	6,000	-	17,000	23,000	-	23,000
Junior subordinated debentures	-	-	-	-	10,310	10,310
Repurchase agreements	4,876	-	-	4,876	-	4,876
Total interest-bearing liabilities	152,305	16,910	53,708	222,923	32,101	255,024

Period gap	$(121,556)	$(408)	$(15,604)	$(137,568)	$188,786

Cumulative gap	$(121,556)	$(121,964)	$(137,568)	$(137,568)	$52,218

Ratio of cumulative gap to total earning assets	(39.69)%	(39.83)%	(44.92)%	(44.92)%	16.72%

(1)   Including mortgage loans held for sale.

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

We are in a liability sensitive position (or a negative gap) of $137.6 million over the 12-month time frame.  The gap is negative when interest-bearing liabilities exceed interest sensitive earning assets, as was the case at the end of 2013, with respect to the one-year time horizon. When interest-sensitive earning assets exceed interest-bearing liabilities for a specific repricing “horizon,” a positive interest sensitivity gap is the result.

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

Our gap analysis is not a precise indicator of our interest rate sensitivity position.  The analysis presents only a static view of the timing of maturities and repricing opportunities, without considering that changes in interest rates do not affect all assets and liabilities equally.  For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but those rates are viewed by management as significantly less interest-sensitive than market-based rates such as those paid on non-core deposits.  Net interest income may be impacted by other significant factors in a given interest rate environment, including changes in the volume and mix of earning assets and interest-bearing liabilities.  We believe there would be minimal impact on interest income in a rising or falling rate environment.

Provision and Allowance for Loan Losses

We have policies and procedures for evaluating the overall quality of our credit portfolio and the timely identification of potential problem credits.  On a quarterly basis, our Board of Directors reviews and approves the appropriate level for the allowance for loan losses based upon management’s recommendations, the results of our internal monitoring and reporting system, and an analysis of economic conditions in our market.  The objective of management has been to fund the allowance for loan losses at a level greater than or equal to our internal risk measurement system for loan risk.

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

More specifically, in determining our allowance for loan losses, we regularly review loans for specific and impaired reserves based on the appropriate impairment assessment methodology. Pooled reserves are determined using historical loss trends measured over a four-quarter average applied to risk rated loans grouped by Federal Financial Institutions Examination Council (“FFIEC”) call code and segmented by impairment status. The pooled reserves are calculated by applying the appropriate historical loss ratio to the loan categories. Impaired loans greater than a minimum threshold established by management are excluded from this analysis. The sum of all such amounts determines our pooled reserves.  During 2012, we shortened the period over which we review historical losses from eight quarters to four in response to industry trends and conditions; the shorter loss history window is more in line with our peer group and tracks more closely the unusual market volatility of the past several years, making the provision estimate more responsive to current economic conditions.  The historical loss factors utilized in our model have been updated as of the end of the fourth quarter 2013 to reflect losses realized through the end of third quarter 2013.

As noted above, we track our portfolio and analyze loans grouped by FFIEC call code categories. The first step in this process is to risk grade each loan in the portfolio based on one common set of parameters. These parameters include items like debt-to-worth ratio, liquidity of the borrower, net worth, experience in a particular field and other factors such as underwriting exceptions. Weight is also given to the relative strength of any guarantors on the loan.

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

As of December 31, 2013 and 2012, the allowance for loan losses was $2,894,153 and $4,167,482, respectively, a decrease of $1,273,329, or 30.55%, from the 2012 allowance, which reflects the significant reduction in all categories of our problem loans. As a percentage of total loans, the allowance for loan losses was 1.21% and 1.60% at December 31, 2013 and 2012,  respectively.  See the discussion regarding the provision expense and “Activity in the Allowance for Loan Losses” below for additional information regarding our asset quality and loan portfolio.

The provision for loan losses was $609,808 and $1,945,861 for 2013 and 2012, respectively.  This represents a decrease of $1,336,053, or 68.66%.  Our analysis of the allowance for loan losses as of December 31, 2013 showed that our overall loss rates have been stabilizing over the past several allowance calculations and that our credit exposure in the Myrtle Beach market and the Charleston market, which were particularly hard-hit by the downturn in the real estate markets, is phasing out.  The decline in our provision expense for 2013 is reflective of our efforts to aggressively reduce our exposure to these markets, and a reduction in our amount of construction loans on our books.

We believe the allowance for loan losses at December 31, 2013, is adequate to meet loan losses inherent in the loan portfolio and, as described earlier, we maintain the flexibility to adjust the allowance to respond to short-term and long-term trends in our local economy that are reflected in our loan portfolio.

The following table sets forth certain information with respect to the Company’s allowance for loan losses and the composition of charge-offs and recoveries for the five years ended December 31, 2013.

Allowance for Loan Losses
(Dollars in thousands)	2013	2012	2011	2010	2009
Total loans outstanding at end of year	$238,502	$260,257	$303,398	$354,328	$406,628
Average loans outstanding	$246,000	$288,584	$332,893	$380,019	$462,400
Balance of allowance for loan losses at beginning of year	$4,167	$7,743	$6,271	$9,801	$8,224
Loans charged off:
Real estate – construction	296	2,296	1,825	4,430	7,114
Real estate – residential	988	1,085	1,641	2,501	2,768
Real estate – nonresidential	918	1,825	538	1,879	1,429
Commercial and industrial	92	1,391	527	1,469	2,530
Consumer and other	44	29	39	116	446
Total loan charge-offs	2,338	6,626	4,570	10,395	14,287
Recoveries of previous loan charge-offs
Real estate – construction	138	298	356	1,311	985
Real estate – residential	177	129	88	286	200
Real estate – nonresidential	35	54	70	1,123	190
Commercial	89	613	113	438	68
Consumer and other	16	10	12	165	20
Total recoveries	455	1,104	639	3,323	1,463
Net charge-offs	1,883	5,522	3,931	7,072	12,824

Provision for loan losses	610	1,946	5,403	3,542	14,401
Balance of allowance for loan losses at end of year	$2,894	$4,167	$7,743	$6,271	$9,801

Ratios:
Net charge-offs to average loans outstanding	0.77%	1.91%	1.18%	1.86%	2.77%
Net charge-offs to loans at end of year	0.79%	2.12%	1.30%	2.00%	3.15%
Allowance for loan losses to average loans	1.18%	1.44%	2.33%	1.65%	2.12%
Allowance for loan losses to loans at end of year	1.21%	1.60%	2.55%	1.77%	2.41%
Net charge-offs to allowance for loan losses	65.07%	132.52%	50.77%	112.76%	130.84%
Net charge-offs to provision for loan losses	308.69%	283.76%	72.76%	199.69%	89.05%

Risk Elements in the Loan Portfolio and Nonperforming Assets

Nonperforming Assets - The following table shows the nonperforming assets for the five years ended December 31, 2013.

(Dollars in thousands)	2013	2012	2011	2010	2009
Loans over 90 days past due and still accruing	$135	$6	$328	$1,910	$40
Loans on nonaccrual:
Real estate construction	481	2,874	8,194	14,796	16,380
Real estate mortgage - residential	1,672	3,779	3,852	3,310	2,518
Real estate mortgage – nonresidential	5,006	12,354	9,437	1,001	6,322
Commercial	1,393	1,879	1,300	753	154
Consumer	74	88	2	6	32
Total nonaccrual loans	8,626	20,974	22,785	19,866	25,406
Total of nonperforming loans	8,761	20,980	23,113	21,776	25,446
Other nonperforming assets	8,933	15,290	22,136	14,669	8,954
Total nonperforming assets	$17,694	$36,270	$45,249	$36,445	$34,400

Percentage of nonperforming assets to total assets	4.23%	8.67%	9.14%	6.88%	5.33%
Percentage of nonperforming loans to total loans	3.67%	8.06%	7.62%	6.15%	6.26%
Allowance for loan losses as a percentage of non-performing loans	33.03%	19.86%	33.50%	28.80%	38.52%

Loans over 90 days and still accruing – As of December 31, 2013 and 2012 we had loans totaling $135,408 and $5,729, respectively, that were past due 90 days and still accruing interest.  All loans are secured and included in our impaired loan classification at December 31, 2013 and 2012.

Nonaccruing loans - At December 31, 2013 and 2012, loans totaling $8,626,439 and $20,973,813, respectively, were in nonaccrual status.  Generally, loans are placed on nonaccrual status if principal or interest payments become 90 days past due and/or we deem the collectability of the principal and/or interest to be doubtful.  Generally, once a loan is placed in nonaccrual status, all previously accrued and uncollected interest is reversed against interest income, unless collection of interest accrued to date is expected.  Interest income on nonaccrual loans is recognized on a cash basis when the ultimate collectability is no longer considered doubtful.  Loans are returned to accrual status when the principal and interest amounts contractually due are brought current and future payments are reasonably assured.  During 2013 and 2012 interest income recognized on nonaccrual loans was $600,924 and $677,458, respectively.  If the nonaccrual loans had been accruing interest at their original contracted rates, interest income related to these nonaccrual loans would have been $796,304 and $1,234,852 for 2013 and 2012, respectively.  All nonaccruing loans at December 31, 2013 and 2012 were included in our classification of impaired loans at those dates.

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

At December 31, 2013, there were 30 loans classified as TDRs totaling $7,157,230.  Of the 30 loans, 16 loans totaling $3,481,589 were performing while 14 loans totaling $3,675,641 were not performing.  As of December 31, 2012, there were 52 loans classified as TDRs totaling $15,155,121.  Of the 52 loans, seven loans totaling $3,128,542 were performing while 45 loans totaling $12,026,579 were not performing.  All restructured loans resulted in either extended maturity or lowered rates and were included in the impaired loan balance. From December 31, 2012 to December 31, 2013, TDR loans decreased by $7,997,891 due to charge-offs, foreclosures and repayments.  All restructured loans resulted in either extended maturity or lowered rates and were included in the impaired loan balance.  All TDR loans at December 31, 2013 and 2012 were included in our classification of impaired loans at those dates.

Impaired loans - At December 31, 2013, we had impaired loans totaling $18,160,915 as compared to $28,030,927 at December 31, 2012.  Included in the impaired loans at December 31, 2013 were nine borrowers that accounted for 76.59% of the total amount of the impaired loans at that date.  These loans were primarily commercial real estate loans located in coastal South Carolina.  Impaired loans, as a percentage of total loans, were 7.61% at December 31, 2013 as compared to 10.77% at December 31, 2012.

During 2013, the average investment in impaired loans was approximately $20,523,000 as compared to approximately $27,532,000 for 2012.  Impaired loans with a specific allocation of the allowance for loan losses totaled $9,212,269 and $8,704,008 at December 31, 2013 and 2012, respectively.  The amount of the specific allocation at December 31, 2013 and 2012 was $405,091 and $524,109, respectively.

The downturn in the real estate market that began in 2008 and continued into 2013 has resulted in an increase in loan delinquencies, defaults and foreclosures; however, we believe these trends are stabilizing as the liquidation prices for our OREO has stabilized for vertical construction, indicating some stabilization of demand for that product.  In some cases, the current economic downturn has resulted in a significant impairment to the value of our collateral and limits our ability to sell the collateral upon foreclosure at its appraised value. There is also risk that downward trends could continue at a higher pace.  If real estate values further decline, it is also more likely that we would be required to increase our allowance for loan losses.

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

Other nonperforming assets – Other nonperforming assets consist of OREO that was acquired through foreclosure.  OREO is carried at fair market value minus estimated costs to sell.  Current appraisals are obtained at time of foreclosure and write-downs, if any, charged to the allowance for loan losses as of the date of foreclosure.  On a regular basis, we reevaluate our OREO properties for impairment.  Along with gains and losses on disposal, expenses to maintain such assets and subsequent changes in the valuation allowance are included in other noninterest expense.

As of December 31, 2013, we had OREO properties totaling $8,932,634, geographically located in the following South Carolina areas: 57% in the Coastal area, 12% in the Columbia area and 31% in the Florence area.  The combined nature of these properties is 82% commercial and 18% residential and other.  We are diligently trying to dispose of our OREO properties; however, the relatively low demand in many of these market segments affects our ability to do so in a timely manner without experiencing additional losses.  This is especially true for properties consisting of raw land.

From December 31, 2012 to December 31, 2013, OREO decreased $6,357,357, or 43.56%. During this period, sales and write downs were $6,279,377 and $4,905,476, respectively, while properties acquired through foreclosures totaled $4,827,496.

During the fourth quarter of 2013, we did an extensive marketing analysis of our OREO properties, taking into consideration our experience as to the time required to sell OREO properties, the volume of OREO properties held by other banks in our market area, and the deeply discounted prices being offered for the purchase of OREO properties.  As a result of this analysis, we increased reserves on various properties $3,500,000, which are included in our 2013 write downs, for estimated future losses on the sale on our OREO properties held at December 31, 2013.

A number of our OREO properties with improvements are income producing, either through sale or interim leasing. This cash flow helps offset direct costs such as taxes and insurance and offsetting opportunity cost during marketing.  During 2013 and 2012, income earned on OREO was $51,841 and $116,702, respectively, while OREO expenses, net of income earned, was $6,710,229 and $1,946,441, respectively.  The OREO expenses for 2013 include the increased reserves of $3,500,000, mentioned above, for estimated future losses on the sale on our OREO properties held at December 31, 2013.

Noninterest Income and Expense

Noninterest Income - The following table sets forth the primary components of noninterest income for the years ended December 31, 2013 and 2012.

	2013	2012
Service charges on deposit accounts	$1,665,059	$1,841,685
Gain on sale of mortgage loans	1,029,641	1,197,853
Income from bank owned life insurance	345,906	370,957
Other service charges, commissions and fees	1,000,118	975,143
Gain on sale of securities available-for-sale	33,917	1,806,414
Other income	331,109	344,137
Total noninterest income	$4,405,750	$6,536,189

For 2013 compared to 2012, noninterest income decreased $2,130,439, or 32.59%.  The decrease in our noninterest income is due primarily to the following:

1.
During 2013 we sold significantly fewer available-for-sale securities than we did during 2012.  The realized gain on the sale of available-for-sale securities for 2013 was $1,772,497 lower than it was for 2012.

2.
In 2012 the U.S. economy experienced historically low mortgage rates, which resulted in a high volume of homeowners choosing to refinance their existing mortgages.  However, during 2013 mortgage interest rates began to rise, resulting in a decrease in the number of refinanced mortgages.  This led to the $168,212 decline in the gain on the sale of mortgage loans for 2013.

3.	Service charges on deposit accounts decreased $176,626, primarily due to the 19.41% decline in our average deposits for 2013.

Noninterest Expense - The following table sets forth the primary components of noninterest expense for the years ended December 31, 2013 and 2012.

	2013	2012
Salaries and employee benefits	$7,731,822	$7,804,091
Net occupancy	1,506,908	1,463,448
Furniture and equipment	1,360,631	1,495,911
Advertising	148,266	151,298
Office supplies and printing	90,255	145,092
Computer supplies and software amortization	141,949	145,292
Telephone	268,293	302,039
Professional fees and services	1,145,998	975,780
Supervisory fees and assessments	548,427	737,204
Debit and credit card expenses	767,488	683,691
Other real estate owned expenses	6,710,229	1,946,441
Mortgage loan expenses	262,602	1,028,240
Insurance expenses	356,904	423,218
Other	1,353,488	1,337,211
Total	$22,393,260	$18,638,956

Efficiency ratio	113.61%	97.79%

For the years ended December 31, 2013 and 2012, total noninterest expense totaled $22,393,260 and $18,638,956, respectively, equating to an increase of $3,754,304, or 20.14%.

The expense for salaries and benefits was $7,731,822 and $7,804,091 for 2013 and 2012, respectively, a decrease of $72,269, or 1.92%.  During the first quarter of 2012, we recognized a $337,153 reduction in this expense category as the result of canceling all stock appreciation rights outstanding at December 31, 2011.  This reduction was offset by customary salaries and benefits increases.

Occupancy, furniture and equipment expense for 2013 and 2012 was $2,867,539 and $2,959,359, respectively, a decrease of $91,820.  This decrease is due to mainly to the outsourcing of our data processing and servers to a vendor during the latter part of 2012.

Other operating expenses for 2013 were $3,919,393, or 49.75% higher than they were for 2012.  For 2013 and 2012, other operating expenses were $11,793,899 and $7,875,506, respectively.  The following explains significant changes in this expense category.

1.
OREO expenses for 2013 were $4,763,788 higher than they were for 2012.  Expenses related to OREO include maintenance costs, marketing costs, property taxes, and other professional services.  Additionally, OREO expenses include gains and losses on the sale of OREO properties.  During the fourth quarter of 2013, we did an extensive marketing analysis of our OREO properties, taking into consideration our experience as to the time required to sell OREO properties, the volume of OREO properties held by other banks in our market area, and the deeply discounted prices being offered for the purchase of OREO properties.  As a result of this analysis, we  increased reserves on various properties  $3,500,000 for estimated future losses on the sale on our OREO properties held at December 31, 2013. The increase in our 2013 OREO expenses is mainly attributable to the increase of $3,714,389 in write downs, including the $3,500,000 reserves.

2.	The cost of our FDIC insurance assessments for 2013 declined $188,777, largely because of the 19.41% reduction in our average deposits.

3.	For 2013, the cost of our professional fees and services was $170,218 higher than for 2012, largely because of the increase use of legal services relating to problem loans.

4.
Mortgage loan expenses for 2013 were $765,638 lower than for 2012.  The decrease is primarily attributable to the significant reduction in our expenses relating to the repurchasing of previously sold mortgage loans.

Income Tax Provision – For the years ended December 31, 2013 and 2012, our income tax expense was $1,397,000 and $6,751, respectively.  The 2013 income tax expense consists solely of the increase in our valuation allowance for deferred taxes.  For 2012, our income tax expense related to our pre-tax income was offset by a reversal of an equal amount of our valuation allowance for deferred tax assets, except for $6,751 in state income taxes.

Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence available, it is more likely than not that some or all of a deferred tax asset will not be realized.  As of December 31, 2013, we determined that $707,677 our deferred tax assets relating to continuing operations will  be realized in future periods.

Earning Assets

Loans - Loans, including loans held for sale, are the largest category of earning assets and typically provide higher yields than the other types of earning assets.  Associated with the higher loan yields are the inherent credit and liquidity risks which management attempts to control and counterbalance.  Loans averaged $246,000,338 in 2013 compared to $288,583,527 in 2012, a decrease of $42,583,189, or 14.76%.  At December 31, 2013, total loans were $240,750,383 compared to $265,879,194 at December 31, 2012, a decrease of 25,128,811, or 9.45%.  Excluding loans held for sale, loans were $238,502,131 at December 31, 2013 compared to $260,257,334 at December 31, 2012, which equated to a decrease of $21,755,203, or 8.36%.  During 2013 we charged off loans totaling $2,338,025 and foreclosed on loans totaling $4,827,496, whereby the loan balances were transferred to other real estate owned.  The remainder of this decrease is the result of the economic downturn on our volume of new loan customers and the average loan balances carried by current customers.

The following table sets forth the composition of the loan portfolio, excluding loans held for sale, by category at the dates indicated and highlights the Company’s general emphasis on all types of lending.

Composition of Loan Portfolio

Expressed in dollars (in thousands)

December 31,	2013	2012	2011	2010	2009
Real estate
Construction	$24,175	$31,985	$43,320	$62,635	$77,567
Residential 1 – 4 family	35,873	35,092	42,838	50,085	57,539
Multifamily	4,312	5,563	8,630	9,337	9,963
Second mortgages	4,246	4,078	4,504	4,783	4,747
Equity lines of credit	21,270	22,502	24,998	27,990	31,596
Total residential	65,701	67,235	80,970	92,195	103,845
Nonresidential	104,379	122,310	133,603	152,178	169,934
Total real estate loans	194,255	221,530	257,893	307,008	351,346
Commercial and industrial	32,487	29,256	36,465	40,857	45,887
Consumer	11,725	9,305	8,650	6,057	7,943
Other	35	166	390	406	1,452
Total loans	238,502	260,257	303,398	354,328	406,628
Allowance for loan losses	(2,894)	(4,167)	(7,743)	(6,271)	(9,801)
Net loans	$235,608	$256,090	$295,655	$348,057	$396,827

Expressed in percentages

December 31,	2013	2012	2011	2010	2009
Real estate
Construction	10.14%	12.29%	14.28%	17.68%	19.08%
Residential:
Residential 1 – 4 family	15.04	13.48	14.12	14.14	14.15
Mutifamily	1.81	2.14	2.84	2.64	2.45
Second mortgages	1.78	1.56	1.49	1.34	1.17
Equity lines of credit	8.92	8.65	8.24	7.90	7.77
Total residential	27.55	25.83	26.69	26.02	25.54
Nonresidential	43.76	47.00	44.03	42.95	41.79
Total real estate loans	81.45	85.12	85.00	86.65	86.41
Commercial and industrial	13.62	11.24	12.02	11.53	11.28
Consumer	4.92	3.58	2.85	1.71	1.95
Other	0.01	0.06	0.13	0.11	0.36
Total loans	100.00%	100.00%	100.00%	100.00%	100.00%

Allowance for loan losses	1.21%	1.60%	2.55%	1.77%	2.41%

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

The largest component of our loan portfolio is real estate mortgage loans.  At December 31, 2013, real estate mortgage loans totaled $194,254,829 and represented 81.45% of the total loan portfolio, compared to $221,530,369, or 85.00%, at December 31, 2012. This represents a decrease of $27,275,540, or 12.31%, from the December 31, 2012 balance.

Residential mortgage loans totaled $65,700,997 at December 31, 2013, and represented 27.55% of the total loan portfolio, compared to $67,234,920 and 25.83% respectively, at December 31, 2012.  Residential real estate loans consist of first and second mortgages on single or multi-family residential dwellings.

Nonresidential mortgage loans, which include commercial loans and other loans secured by multi-family properties and farmland, totaled $104,378,485 at December 31, 2013, compared to $122,309,917 at December 31, 2012.  This represents a decrease of $17,931,432, or 14.66%, from the December 31, 2012 balance.  These loans represented 43.76% and 47.00% of the total loans at December 31, 2013 and 2012, respectively.

Real estate construction loans were $24,175,348 and $31,985,532 at December 31, 2013 and 2012, respectively, and represented 10.14% and 12.29% of the total loan portfolio, respectively. From December 31, 2012 to December 31, 2013, these loans declined $7,810,184, or 24.42%.

Currently, the demand for all types of real estate loans in our market area is weak, largely because of a slow recovery from the recent recession that affected many businesses and individuals in our market area.

Commercial and industrial loans increased $3,231,284, or 11.05%, to $32,486,848 at December 31, 2013, from $29,255,564 at December 31, 2012.  The increase is attributable to our renewed emphasis in marketing our commercial loan products to small business owners. At December 31, 2013 and 2012, commercial and industrial loans represented 13.62% and 11.24%, respectively, of the total loan portfolio.

Our loan portfolio is also comprised of consumer and other loans that totaled $11,760,454 and $9,471,401 at December 31, 2013 and 2012, respectively, and represented 4.93% and 3.64%, respectively, of the total loan portfolio.  From December 31, 2012 to December 31, 2013, our consumer and other loans have increased by $2,289,503, resulting primarily from the implementation of several marketing programs designed to increase consumer borrowings.

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

The repayment of loans in the loan portfolio as they mature is also a source of liquidity for the Company.  The following table sets forth the Company’s loans maturing within specified intervals at December 31, 2013.

Loan Maturity Schedule and Sensitivity to Changes in Interest Rates

		Over
		One Year
	One Year or	Through	Over Five
(Dollars in thousands)	Less	Five Years	Years	Total
Real estate	$49,636	$120,561	$24,058	$194,255
Commercial and industrial	14,959	17,227	301	32,487
Consumer and other	2,117	7,601	2,042	11,760
	$66,712	$145,389	$26,401	$238,502
Loans maturing after one year with:
Fixed interest rates				$125,838
Floating interest rates				45,952
				$171,790

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

Investment Securities - The investment securities portfolio is also a component of our total earning assets.  Our investment securities portfolio consists of securities available-for-sale, securities held-to-maturity, and nonmarketable equity securities.

Available-for-Sale Securities

At December 31, 2013 and 2012, our investment in available-for-sale securities was $12,144,843 and $60,071,012, respectively, a decrease of $47,926,169.  On December 31, 2013, based on a comprehensive evaluation of our available-for-sale securities portfolio and future liquidity needs, we reclassified available-for-sale securities totaling $36,951,934, including net unrealized gains of $237,797, as securities held-to-maturity.

This portfolio is primarily utilized to provide liquidity sources, flexibility, and balanced yielding assets to our balance sheet.

The amortized costs and the fair value of our securities available-for-sale at December 31, 2013 and 2012 are shown in the following table.

	December 31, 2013		December 31, 2012
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Government sponsored enterprises	$-	$-	$7,591,892	$8,109,028
Mortgage-backed securities	9,277,577	9,318,633	50,197,908	51,956,484
Corporate bonds	2,765,950	2,796,210	-	-
Equity security	30,000	30,000	100,000	5,500
Total	$12,073,527	$12,144,843	$57,889,800	$60,071,012

At December 31, 2013, there were no available-for-sale securities that had been in a loss position for twelve months or more.  However, during 2013, we determined that our equity investment of $100,000 in a local community bank was other-than-temporarily impaired.  Based on industry analyst reports and market trading prices, it was determined that the estimated fair market value of this investment was $30,000.  Consequently, an impairment loss of $70,000 was recognized.  While we do not intend to sell this security in the near future, and it is more likely than not that we will not be required to sell it, there is no assurance that the carrying value of this security will be realized in the future.

Available-for-Sale Securities Maturity Distribution and Yields (1)

	Corporate Bonds
(Dollars in thousands)	Amount	Yield
Due after ten years	$2,796	0.54%

(1)	Excludes mortgage-backed securities totaling $9,318,633 with a yield of 2.34% and an equity security in the amount $30,000.

Held-to-Maturity Securities

At December 31, 2013, held-to-maturity securities consisted of $36,951,934, including net unrealized gains of $237,797 in available-for-sale-securities that were reclassified as held-to-maturity on December 31, 2013.  The net unrealized gains will be amortized to other comprehensive income over the life of the underlying securities.  We intend to hold these securities to maturity and have the ability to do so.

The amortized costs and the fair value of our securities held-to-maturity at December 31, 2013, are shown in the following table.

	December 31, 2013
	Amortized	Estimated
	Cost	Fair Value
Government sponsored enterprises	$7,146,409	$7,070,985
Mortgage-backed securities	26,404,573	26,731,341
Municipals	3,163,155	3,149,608
Total	36,714,137	$36,951,934
Capitalization of net unrealized gains on securities transferred from available-for-sale	237,797
Total	$36,951,934

Held-to-Maturity Securities Maturity Distribution and Yields (1)-

	Government
	Sponsored
	Enterprises		Municipals		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield
Due after one year but within five years	$-	0.00%	$518	4.00%	$518	4.00%
Due after one year but within five years	7,071	3.23	2,632	4.24	9,703	3.49
Total securities (1)	$7,071	3.23%	$3,150	4.20%	$10,221	3.51%

(1)	Excludes mortgage-backed securities totaling $26,731,341with a yield of 3.19%.

Other attributes of the securities portfolio, including yields and maturities, are discussed above in “Net Interest Income-Interest Sensitivity Analysis.”

Nonmarketable Equity Securities –

Nonmarketable equity securities are recorded at their original cost since no ready market exists for these securities.  At December 31, 2013 and 2012, nonmarketable equity securities consisted of Federal Home Loan Bank and Community Bankers Bank stock, which are recorded at their original cost of $1,536,800 and $58,100, respectively and $1,239,300 and $58,100, respectively.  These securities are held primarily as a pre-requisite for accessing liquidity sources provided by the issuers of these securities.

Interest-Bearing Deposits with Other Banks – At December 31, 2013 and 2012, interest-bearing deposits with other banks totaled $14,698,851 and $35,169,883, respectively.  For the years 2013 and 2012, the average balance of these deposits was $26,998,725 and $35,566,257, respectively.

Deposits and Other Interest-Bearing Liabilities

Average interest-bearing liabilities decreased $80,112,033, or 22.32%, to $278,878,944 in 2013, from $358,990,977 in 2012.

Deposits - Average total deposits decreased $75,738,154, or 19.41%, to $314,549,001 in 2013, from $390,287,155 in 2012.  At December 31, 2013, total deposits were $282,415,023 compared to $349,314,134 a year earlier, a decrease of $66,899,111, or 19.15%.

Average interest-bearing deposits decreased $80,236,974, or 24.12%, to $252,374,874 in 2013 from $332,611,848 in 2012.  The average balance of non-interest bearing deposits increased $4,498,820, or 7.80%, to $62,174,127 in 2013, from $57,675,307 in 2012.

The following table sets forth the average balance amounts and the average rates paid by us for the years ended December 31, 2013 and 2012.

	2013		2012
	Average	Average	Average	Average
	Amount	Rate	Amount	Rate
Noninterest bearing demand deposits	$62,174,127	0.00%	$57,675,307	0.00%
Interest bearing demand deposits	44,726,845	0.11	42,147,971	0.19
Savings accounts	95,043,244	0.17	113,567,690	0.31
Time deposits	112,604,785	1.61	176,896,187	2.00
Total	$314,549,001	0.64%	$390,287,155	1.02%

Core deposits, which exclude time deposits of $100,000 or more, provide a relatively stable funding source for our loan portfolio and other earning assets.  Our core deposits were $242,480,277 and $265,610,288 at December 31, 2013 and 2012, respectively. As of December 31, 2013 and 2012, our core deposits were 85.86% and 76.04% of total deposits, respectively.  Overall, we have placed a high priority on securing low-cost local deposits over other, more costly, funding sources in the current low-rate environment.

Included in time deposits $100,000 and over, at December 31, 2013 and 2012 are brokered time deposits of $23,005,000 and $57,885,000, respectively, equating to a decrease of $34,880,000.  In accordance with our asset/liability management strategy, we do not intend to renew or replace the brokered deposits outstanding at December 31, 2013, when they mature.

Deposits, and particularly core deposits, have been our primary source of funding and have enabled us to meet successfully both our short-term and long-term liquidity needs.  We anticipate that such deposits will continue to be our primary source of funding in the future.  Our loan-to-deposit ratio was 83.39% and 74.51% on December 31, 2013 and 2012, respectively.

The maturity distribution of our time deposits of $100,000 or more at December 31, 2013, is set forth in the following table:

December 31,
2013
Three months or less	$12,418,457
Over three through twelve months	14,319,542
Over one year through three years	12,655,459
Over three years	541,287
Total	$39,934,745

Approximately 66.95% of our time deposits of $100,000 or more had scheduled maturities within one year.  Large certificate of deposit customers tend to be extremely sensitive to interest rate levels, making these deposits less reliable sources of funding for liquidity planning purposes than core deposits.  We expect most certificates of deposits with maturities less than one year to be renewed upon maturity. However, there is the possibility that some certificates may not be renewed.  We believe that, should these certificates of deposit not be renewed, the impact would be minimal on our operations and liquidity due to the availability of other funding sources.

Other Borrowings - Other borrowings at December 31, 2013 and 2012, consist of the following:

	December 31,
	2013	2012
Securities sold under agreements to repurchase	$4,876,118	$4,377,978
Advances from Federal Home Loan Bank	23,000,000	11,000,000
Junior subordinated debentures	10,310,000	10,310,000

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

Capital

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a material effect on the Company’s consolidated financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.  The Company’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Currently, the Bank MOU requires that the Bank maintain a Tier 1 leverage ratio of 8%, and our other regulatory capital ratios at such levels so as to be considered well capitalized for regulatory purposes.  We continue to be in full compliance with this requirement of the Bank MOU.  See “Supervision and Regulation—Memoranda of Understanding” for additional information relating to the Company MOU.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum ratios of Tier 1 and total capital as a percentage of assets and off-balance-sheet exposures, adjusted for risk weights ranging from 0% to 100%.  Tier 1 capital of the Company consists of common shareholders’ equity, excluding the unrealized gain or loss on securities available-for-sale, minus certain intangible assets.  The Company’s Tier 2 capital consists of the allowance for loan losses subject to certain limitations.  Total capital for purposes of computing the capital ratios consists of the sum of Tier 1 and Tier 2 capital. The regulatory minimum requirements are 4% for Tier 1 capital and 8% for total risk-based capital; under the provisions of the Bank MOU the Bank will be required to maintain a Tier 1 leverage ratio of 8% and a total risk-based capital ratio of 10%.  However, as the Company has less than $500 million in assets, its activities and regulatory capital structure are de-emphasized pursuant to the Federal Reserve’s Small Bank Holding Company Policy Statement, with all significant business activities attributed to the Bank by the Company’s regulators.

The Company and the Bank are also required to maintain capital at a minimum level based on quarterly average assets, which is known as the leverage ratio.  Only the strongest banks are allowed to maintain capital at the minimum requirement of 3%.  All others are subject to maintaining ratios 1% to 2% above the minimum.

The Company and the Bank were each considered to be “well capitalized” for regulatory purposes at December 31, 2013.  The following table shows the regulatory capital ratios for the Company and the Bank at December 31, 2013.

Analysis of Capital and Capital Ratios

	Holding
(Dollars in thousands)	Company	Bank
Tier 1 capital	$42,190	$38,079
Tier 2 capital	2,903	2,714
Total qualifying capital	$45,093	$40,793
Risk-adjusted total assets (including off-balance sheet exposures)	$286,395	$285,490
Risk-based capital ratios:
Total risk-based capital ratio	15.75%	14.35%
Tier 1 risk-based capital ratio	14.73	13.34
Tier 1 leverage ratio	11.78	10.67

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

We use the same credit underwriting procedures for commitments to extend credit and standby letters of credit as we do for on-balance sheet instruments. The creditworthiness of each borrower is evaluated and the amount of collateral, if deemed necessary, is based on the credit evaluation.  Collateral held for commitments to extend credit and standby letters of credit varies but may include accounts receivable, inventory, property, plant, equipment, and income-producing commercial properties.

We have not entered into off-balance sheet contractual relationships, other than those disclosed in this report, that could result in liquidity needs or other commitments or that could significantly impact earnings.

At December 31, 2013 we had issued commitments to extend credit of $34,397,688 and standby letters of credit of $8,000 through various types of commercial lending arrangements.  These commitments included $31,231,365 of credits with variable interest rates.

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at December 31, 2013.
			After
		After One	Three
	Within	Through	Through	Within	Greater
	One	Three	Twelve	One	Than
(Dollars in Thousands)	Month	Months	Months	Year	One Year	Total
Unused commitments to extend credit	$1,466	$889	$8,347	$10,702	$23,695	$34,397
Standby letters of credit	8	-	-	8	-	8
Totals	$1,474	$889	$8,347	$10,710	$23,695	$34,405

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

At December 31, 2013, our liquid assets, consisting of cash and cash equivalents amounted to $18.2 million, or 5.13% of total assets.  Our investment securities, excluding nonmarketable securities, at December 31, 2013, amounted to $49.1 million, or 13.81% of total assets.  Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner.  However, $17.2 million of these securities were pledged as collateral to secure public deposits and borrowings as of December 31, 2013.  At December 31, 2012, our liquid assets, consisting of cash and cash equivalents, amounted to $38.1 million, or 9.10% of total assets.  Our investment securities, excluding nonmarketable securities, at December 31, 2012 amounted to $60.1 million, or 14.36% of total assets.  Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner.  However, $14.9 million of these securities were pledged as collateral to secure public deposits and borrowings as of December 31, 2012.

Our ability to maintain and expand our deposit base and borrowing capabilities serves as our primary source of liquidity.  For the near future, it is our intention to reduce the use of wholesale funding to fund loan demand, instead relying on lower-cost funding sources, particularly core deposits.  We plan to meet our future cash needs through the liquidation of temporary investments, the generation of deposits, and from additional borrowings.  In addition, we will receive cash upon the maturity and sale of loans and the maturity of investment securities. At December 31, 2013, we had a $5.6 million unused line of credit with the Federal Reserve Bank and had sufficient unpledged securities that would have allowed us to borrow an additional $31.8 million from the Federal Reserve Bank.  Also, as member of the Federal Home Loan Bank of Atlanta, (the “FHLB”) we can make applications for borrowings that can be made for leverage purposes.  The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the Bank be pledged to secure any advances from them. We have an available line to borrow funds from the FHLB up to 30% of the Bank’s total assets, which provide additional available funds of $108.4 million at December 31, 2013.  At that date the Bank had drawn $23.0 million on this line.  Finally, we had available at the end of 2013 an unsecured line of credit, which was unused, to purchase up to $10.0 million of federal funds from an unrelated correspondent institution.  We believe that the sources described above will be sufficient to meet our future liquidity needs.

The Company is largely dependent upon dividends from the Bank as a source of cash.  The Bank MOU restricts the ability of the Bank to declare and pay dividends to the Company.  The Company MOU requires the Company to obtain approval of the Federal Reserve Bank prior to declaring dividends.  The Federal Reserve did not approve the Company’s request to pay dividends and interest payments relating to its outstanding classes of preferred stock and trust preferred securities due and payable in the fourth quarter of 2011, and such consent has not been granted thereafter, largely out of deference to the Federal Reserve’s policy statement on dividends.  See “Supervision and Regulation—Memoranda of Understanding” for additional information relating to the Company MOU.

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

Contractual Obligations

The following table provides payments due by period for various contractual obligations as of December 31, 2013:

				After
		After One	After Two	Three
	Within	Within	Within	Within	After
	One	Two	Three	Five	Five
(Dollars in Thousands)	Year	Years	Years	Years	Years	Total
Certificate accounts (1)	$62,754	$18,911	$1,162	$1,718	$-	$84,545
Securities sold under agreements to repurchase (2)	4,876	-	-	-	-	4,876
Long-term debt (3)	23,000	-	-	-	10,310	33,310
Purchases	-	-	-	-	-	-
Operating lease obligations (4)	435	320	345	706	4,312	6,118
Totals	$91,065	$19,231	$1,507	$2,424	$14,622	$128,849
____________________
(1)	Certificates of deposit give customers rights to early withdrawal. Early withdrawals may be subject to penalties. The penalty amount depends on the remaining time to maturity at the time of early withdrawal.
(2)	We expect securities repurchase agreements to be re-issued and, as such, do not necessarily represent an immediate need for cash.
(3)	Long term debt consists of Federal Home Loan Bank borrowings and junior subordinated debentures.
(4)	Operating lease obligations include lease obligations for existing and future property and non-cancelable lease commitments for equipment.

During 2013, our primary sources of cash generated were $15.0 million from the net decrease in loans, $15.0 million from the maturity of available-for-sale securities, $6.1 million from the sale of other real estate owned, and $12.0 million in advances from the Home Land Bank. Additionally, we generated $5.7 million from our operating activities.  The primary uses of our cash resources were to reduce time deposits and transactional deposits by $60.1 million and $12.3 million, respectively, and to purchase $7.0 million of available-for-sale securities.  We believe that our overall liquidity sources are adequate to meet our operating needs in the ordinary course of our business.

Impact of Inflation

Unlike most industrial companies, the assets and liabilities of financial institutions such as our bank subsidiary are primarily monetary in nature.  Therefore, interest rates have a more significant effect on our performance than do the general rate of inflation and of goods and services.  In addition, interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services.  As discussed previously in “Management Discussion and Analysis - Rate/Volume Analysis,” we seek to manage the relationships between interest sensitive-assets and liabilities in order to protect against wide interest rate fluctuations, including those resulting from inflation.

Accounting and Financial Reporting Issues

We have adopted various accounting policies, which govern the application of accounting principles generally accepted in the United States in the preparation of its consolidated financial statements.  The significant accounting policies are described in the footnotes to the financial statements at December 31, 2013 as filed in the Annual Report on Form 10-K. Certain accounting policies involve significant judgments and assumptions by management which have a material impact on the carrying value of certain assets and liabilities.  We consider these accounting policies to be critical accounting policies.  The judgments and assumptions used are based on historical experience and other factors, which management believes to be reasonable under the circumstances.  Because of the nature of the judgments and assumptions made, actual results could differ from these judgments and estimates which could have a material impact on the carrying values of assets and liabilities and the results of operations.

Of these significant accounting policies, the Company considers its policies regarding the allowance for loan losses to be its most critical accounting policy due to the significant degree of management judgment involved in determining the amount of allowance.  The Company has developed policies and procedures for assessing the adequacy of the allowance, recognizing that this process requires a number of assumptions and estimates with respect to its loan portfolio.  The Company’s assessments may be impacted in future periods by changes in economic conditions, the impact of regulatory examinations, and the discovery of information with respect to borrowers that is not known to management at the time of the issuance of the consolidated financial statements.  Refer to the discussion under “Management’s Discussion and Analysis - Provision and Allowance for Loan Losses” for a detailed description of the Company’s estimation process and methodology related to the allowance for loan losses.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013.  Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control - Integrated Framework 1992 issued by the Committee of Sponsoring Organizations of the Treadway Commission.”  Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting.  Management reviewed the results of its assessment with the Audit Committee of the Board of Directors.  Based on this assessment, management believes that First Reliance Bancshares, Inc. maintained effective internal control over financial reporting as of December 31, 2013.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to  rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

/s/ F. R. Saunders, Jr.	/s/ Jeffrey A. Paolucci
F.R. Saunders, Jr. President and Chief Executive Officer March 17, 2014	Jeffrey A. Paolucci Executive Vice President, Chief Financial Officer and Secretary March 17, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
First Reliance Bancshares, Inc. and Subsidiary
Florence, South Carolina

We have audited the accompanying consolidated balance sheets of First Reliance Bancshares, Inc. and subsidiary (the "Company") as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Reliance Bancshares, Inc. and subsidiary as of December 31, 2013 and 2012, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ Elliott Davis, LLC
Columbia, South Carolina
March 17, 2014

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FIRST RELIANCE BANCSHARES, INC. AND SUBSIDIARY

Consolidated Balance Sheets
	December 31,
	2013	2012
Assets
Cash and cash equivalents:
Cash and due from banks	$3,548,974	$2,893,020
Interest-bearing deposits with other banks	14,698,851	35,169,883
Total cash and cash equivalents	18,247,825	38,062,903

Time deposits in other banks	101,207	100,953

Securities available-for-sale	12,144,843	60,071,012
Securities held-to-maturity (Estimated fair value of $36,951,934 at December 31, 2013)	36,951,934	-
Nonmarketable equity securities	1,594,900	1,297,400
Total investment securities	50,691,677	61,368,412

Mortgage loans held for sale	2,248,252	5,621,860

Loans receivable	238,502,131	260,257,334
Less allowance for loan losses	(2,894,153)	(4,167,482)
Loans, net	235,607,978	256,089,852

Premises, furniture and equipment, net	24,333,616	24,626,975
Accrued interest receivable	1,129,881	1,276,898
Other real estate owned	8,932,634	15,289,991
Cash surrender value life insurance	12,945,693	12,599,787
Other assets	1,169,368	3,239,579
Total assets	$355,408,131	$418,277,210

Liabilities and Shareholders’ Equity
Liabilities
Deposits
Noninterest-bearing transaction accounts	$65,576,524	$58,023,250
Interest-bearing transaction accounts	46,046,043	42,568,838
Savings	86,247,410	104,031,114
Time deposits $100,000 and over	39,934,745	83,703,846
Other time deposits	44,610,301	60,987,086
Total deposits	282,415,023	349,314,134
Securities sold under agreement to repurchase	4,876,118	4,377,978
Advances from Federal Home Loan Bank	23,000,000	11,000,000
Junior subordinated debentures	10,310,000	10,310,000
Accrued interest payable	587,649	465,409
Other liabilities	2,126,597	1,611,762
Total liabilities	323,315,387	377,079,283

Commitments and contingencies - Notes 4 and 15

Shareholders’ Equity
Preferred stock
Series A cumulative perpetual preferred stock - 15,349 shares issued and outstanding	15,145,597	15,120,344
Series B cumulative perpetual preferred stock - 767 shares issued and outstanding	769,894	786,399
Series C cumulative mandatory convertible preferred stock - 0 and 2,293 shares issued and outstanding at December 31, 2013 and 2012, respectively	-	2,293,000
Common stock, $0.01 par value; 20,000,000 shares authorized, 4,568,695 and 4,094,861 shares issued and outstanding at December 31, 2013 and 2012, respectively	45,687	40,949
Capital surplus	30,609,281	27,991,132
Treasury stock, at cost, 29,846 and 19,289 shares at December 31, 2013 and 2012, respectively	(201,686)	(182,234)
Nonvested restricted stock	(32,138)	(123,466)
Retained deficit	(14,447,907)	(6,207,116)
Accumulated other comprehensive income	204,016	1,478,919
Total shareholders’ equity	32,092,744	41,197,927
Total liabilities and shareholders’ equity	$355,408,131	$418,277,210

The accompanying notes are an integral part of the consolidated financial statements.

FIRST RELIANCE BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Operations

	For the years ended
	December 31,
	2013	2012
Interest income:
Loans, including fees	$13,330,556	$16,419,908
Investment securities:
Taxable	1,240,743	1,773,843
Tax exempt	45,574	506,305
Other interest income	89,187	112,479
Total	14,706,060	18,812,535

Interest expense:
Time deposits	1,814,922	3,545,095
Other deposits	208,404	430,604
Other interest expense	424,946	505,617
Total	2,448,272	4,481,316

Net interest income	12,257,788	14,331,219

Provision for loan losses	609,808	1,945,861

Net interest income after provision for loan losses	11,647,980	12,385,358

Noninterest income:
Service charges on deposit accounts	1,665,059	1,841,685
Gain on sale of mortgage loans	1,029,641	1,197,853
Income from bank owned life insurance	345,906	370,957
Other service charges, commissions, and fees	1,000,118	975,143
Gain on sale of available-for-sale securities	33,917	1,806,414
Other	331,109	344,137
Total	4,405,750	6,536,189

Noninterest expenses:
Salaries and benefits	7,731,822	7,804,091
Occupancy	1,506,908	1,463,448
Furniture and equipment related expenses	1,360,631	1,495,911
Other	11,793,899	7,875,506
Total	22,393,260	18,638,956

Income (loss) before income taxes	(6,339,530)	282,591

Income tax expense	1,397,000	6,751

Net income (loss)	(7,736,530)	275,840

Preferred stock dividends accrued	962,064	996,990

Deemed dividends on preferred stock resulting from net accretion of discount and amortization of premium	178,039	178,527

Net loss available to common shareholders	$(8,876,633)	$(899,677)

Average common shares outstanding, basic	4,294,105	4,093,892
Average common shares outstanding, diluted	4,294,105	4,093,892

Loss per common share:
Basic	$(2.07)	$(0.22)
Diluted	(2.07)	(0.22)

The accompanying notes are an integral part of the consolidated financial statements.

FIRST RELIANCE BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income (Loss)

	For the years ended
	December 31,
	2013	2012
Net income (loss) from operations	$(7,736,530)	$275,840

Other Comprehensive income (loss), net of tax:
Unrealized holding gains (losses) on available-for-sale securities arising during the year	(1,908,180)	1,226,412
Income tax expense (benefit)	(609,462)	416,980
Net of income taxes	(1,298,718)	809,432
Reclassification adjustment for gains (loss) realized in net income from operations	33,917	1,806,414
Income tax expense	11,532	614,181
Net of income taxes	22,385	1,192,233

Other-than-temporary impairment on available-for-sale securities	(70,000)	-
Income tax benefit	(23,800)	-
Net of income taxes	(46,200)	-

Other comprehensive loss	(1,274,903)	(382,801)

Comprehensive loss	$(9,011,433)	$(106,961)

The accompanying notes are an integral part of the consolidated financial statements.

FIRST RELIANCE BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Shareholders’ Equity
For the years ended December 31, 2013 and 2012

							Accumulated
							Other
					Nonvested	Retained	Comprehensive
	Preferred	Common	Capital	Treasury	Restricted	Earnings	Income
	Stock	Stock	Surplus	Stock	Stock	(Deficit)	(Loss)	Total
Balance, December 31, 2011	$18,021,216	$40,844	$27,992,485	$(173,650)	$(320,196)	$(6,304,429)	$1,861,720	$41,117,990

Net income						275,840		275,840

Changes in unrealized gains and losses on securities							(382,801)	(382,801)

Accretion of Series A Preferred stock discount		195,078		-		(195,078)		-

Amortization of Series B Preferred stock premium		(16,551)		-		16,551		-

Issuance Common Stock		30	4,975					5,005

Net Change in Restricted Stock		75	(6,328)		196,730			190,477

Purchase of treasury stock				(8,584)				(8,584)

Balance, December 31, 2012	18,199,743	40,949	27,991,132	(182,234)	(123,466)	(6,207,116)	1,478,919	41,197,927

Net loss						(7,736,530)		(7,736,530)

Changes in unrealized gains and losses on securities							(1,274,903)	(1,274,903)

Expense of auctioning Series A and Series B Preferred stock	(169,291)							(169,291)

Accretion of Series A Preferred stock discount	194,544			-		(194,544)		-

Amortization of Series B Preferred stock premium	(16,505)			-		16,505		-

Conversion of Series C Preferred stock to Common stock	(2,293,000)	4,709	2,614,513			(326,222)		-

Issuance Common Stock		25	4,371					4,396

Net Change in Restricted Stock		4	(735)		91,328			90,597

Purchase of treasury stock				(19,452)				(19,452)

Balance, December 31, 2013	$15,915,491	$45,687	$30,609,281	$(201,686)	$(32,138)	$(14,447,907)	$204,016	$32,092,744

The accompanying notes are an integral part of the consolidated financial statements.

FIRST RELIANCE BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

	For the years ended
	December 31,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$(7,736,530)	$275,840
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	609,808	1,945,861
Depreciation and amortization expense	935,393	947,484
Gain on sales of securities available-for-sale	(33,917)	(1,806,414)
Impairment loss on available-for-sale securities	70,000	-
Discount accretion and premium amortization	284,996	233,425
Loss on sale of other real estate owned	191,006	162,001
Write down of other real estate owned	4,905,476	1,191,087
Loss on sale of premises, furniture and equipment	-	4,323
Disbursements for mortgages held for sale	(30,691,361)	(44,272,023)
Proceeds from sales of mortgages held for sale	34,064,969	41,513,460
Deferred income tax expense	1,397,000	172,548
Decrease in interest receivable	147,017	661,909
Increase in interest payable	122,240	147,731
Increase for cash surrender value of life insurance	(345,906)	(370,958)
Amortization of deferred compensation on restricted stock	90,597	190,477
Decrease in other assets	1,243,280	509,956
Increase (decrease) in other liabilities	409,736	(792,495)
Net cash provided by operating activities	5,663,804	714,212

Cash flows from investing activities:
Purchases of securities available-for-sale	(6,954,183)	(13,220,603)
Maturities of securities available-for-sale	15,022,994	12,999,113
Proceeds from sale of securities available-for-sale	712,248	25,677,783
Increase (decrease) nonmarketable equity securities	(297,500)	1,134,400
Net increase in time deposits in other banks	(254)	(580)
Net decrease in loans receivable	15,044,570	31,022,460
Proceeds from sale of premises, furniture and equipment	-	64,500
Purchases of premises, furniture and equipment	(509,810)	(310,850)
Proceeds from sale of other real estate owned	6,088,371	12,089,602
Net cash provided by investing activities	29,106,436	69,455,825

Cash flows from financing activities:
Net decrease in demand deposits, interest-bearing transaction accounts and savings accounts	(6,753,225)	(12,296,578)
Net decrease in certificates of deposit and other time deposits	(60,145,886)	(66,205,785)
Net increase (decrease) in advances from Federal Home Loan Bank	12,000,000	(2,000,000)
Net increase in securities sold under agreements to repurchase	498,140	4,377,978
Expense of auctioning Series A and Series B Preferred stock	(169,291)	-
Net proceeds from issuance of common stock	4,396	5,005
Purchase of treasury stock	(19,452)	(8,584)
Net cash used by financing activities	(54,585,318)	(76,127,964)

Net decrease in cash and cash equivalents	(19,815,078)	(5,957,927)

Cash and cash equivalents, beginning of year	38,062,903	44,020,830

Cash and cash equivalents, end of year	$18,247,825	$38,062,903

Cash paid during the year for:
Income taxes	$-	$-
Interest	$2,326,032	$4,333,585

Supplemental noncash investing and financing activities:
Foreclosures on loans	$4,827,496	$6,596,760
Net change in unrealized gains (losses) on available-for-sale securities	$(1,274,903)	$(382,801)

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

While management uses available information to recognize losses on loans and foreclosed real estate, future additions to the allowances may be necessary, based on changes in local economic conditions.  In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowances for losses on loans and foreclosed real estate.  Such agencies may require the Company to recognize additions to the allowances based on their judgments about information available to them at the time of their examinations.  Because of these factors, it is reasonably possible that the allowances for losses on loans and foreclosed real estate may change materially in the near term.

Concentrations of Credit Risk - Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of loans receivable, investment securities, federal funds sold and amounts due from banks.

The Company makes loans to individuals and small businesses for various personal and commercial purposes primarily in Florence, Lexington, Charleston and Mount Pleasant, South Carolina.  At December 31, 2013, the majority of the total loan portfolio was to borrowers from within these areas.

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

There are industry practices that could subject the Company to increased credit risk should economic conditions change over the course of a loan’s life.  For example, the Company makes variable rate loans and fixed rate principal-amortizing loans with maturities prior to the loan being fully paid (i.e., balloon payment loans).  These loans are underwritten and monitored to manage the associated risks and management believes that these particular practices do not subject the Company to unusual credit risk. The Company’s investment portfolio consists principally of obligations of the United States and its agencies or its corporations and obligations of state and local governments.  In the opinion of management, there is no concentration of credit risk in its investment portfolio.  The Company places its deposits and correspondent accounts with and sells its federal funds to high quality institutions. Management believes credit risk associated with correspondent accounts is not significant.

Securities Available-for-Sale - Investment securities available-for-sale are carried at amortized cost and adjusted to estimated market value by recognizing the aggregate unrealized gains or losses in a valuation account.  Aggregate market valuation adjustments are recorded as part of accumulated other comprehensive income in shareholders’ equity net of deferred income taxes. Reductions in market value considered by management to be other than temporary are reported as a realized loss and a reduction in the cost basis of the security. The adjusted cost basis of investments available-for-sale is determined by specific identification and is used in computing the gain or loss upon sale.

Securities Held-to-Maturity - Investment securities held-to-maturity are stated at cost, adjusted for amortization of premium and accretion of discount computed by the straight-line method.  The Company has the ability and management has the intent to hold designated investment securities to maturity.  Reductions in market value considered by management to be other than temporary are reported as a realized loss and a reduction in the cost basis of the security.

Nonmarketable Equity Securities - At December 31, 2013 and 2012, non-marketable equity securities consist of the following:

	December 31,
	2013	2012
Federal Home Loan Bank stock	$1,536,800	$1,239,300
Community Bankers Bank stock	58,100	58,100
Total	$1,594,900	$1,297,400

Nonmarketable equity securities are carried at cost since no quoted market value and no ready market exists.  Investment in the Federal Home Loan Bank is a condition of borrowing from the Federal Home Loan Bank, and the stock is pledged to collateralize such borrowings.  Dividends received on nonmarketable equity securities are included as a separate component of interest income.

Mortgage Loans Held For Sale - The Company’s mortgage activities are comprised of accepting residential mortgage loan applications, qualifying borrowers to standards established by investors, funding residential mortgages and selling mortgages to investors under pre-existing commitments on a best efforts basis.  Funded residential mortgages held temporarily for sale to investors are recorded at the lower of cost or market value.  Gains or losses are recognized when control over these assets has been surrendered and are included in gain on sale of mortgage loans in the consolidated statements of operations.

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

Premises, Furniture and Equipment - Premises, furniture and equipment are stated at cost, less accumulated depreciation.  The provision for depreciation is computed by the straight-line method, based on the estimated useful lives for buildings of 40 years and for furniture and equipment of 5 to 10 years.  Leasehold improvements are amortized over the term of the lease.  The cost of assets sold or otherwise disposed of and the related allowance for depreciation is eliminated from the accounts and the resulting gains or losses are reflected in the income statement when incurred.  Maintenance and repairs are charged to current expense.  The costs of major renewals and improvements are capitalized based upon the Company's policy.

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

Income Taxes - Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the amount of taxable income and pretax financial income and between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. In addition, deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Interest and penalties related to income tax matters are recognized in income tax expense.  The Company recorded a partial valuation allowance of $1,397,000 and $172,548 in 2013 and 2012, respectively.

Advertising Expense - Advertising and public relations costs are generally expensed as incurred.  External costs incurred in producing media advertising are expensed the first time the advertising takes place.  External costs relating to direct mailing costs are expensed in the period in which the direct mailings are sent.  Advertising and public relations costs of $148,266 and $151,298 were included in the Company's results of operations for 2013 and 2012, respectively.

Retirement Benefits - A trusteed retirement savings plan is sponsored by the Company and provides retirement benefits to substantially all officers and employees who meet certain age and service requirements.  The plan includes a “salary reduction” feature pursuant to Section 401(k) of the Internal Revenue Code.  In 2004, the Company converted the 401(k) plan to a 404(c) plan.  The 404(c) plan changes investment alternatives to include the Company's stock.  Under the plan and present policies, participants are permitted to make contributions up to 15% of their annual compensation.  At its discretion, the Company can make matching contributions up to 6% of the participants’ compensation.  The Company charged $119,594 and $114,697 to earnings for the retirement savings plan in 2013 and 2012, respectively.

During 2006, the Board of Directors approved a supplemental retirement plan for the directors and certain officers. These benefits are not qualified under the Internal Revenue Code and they are not funded.  For 2013 and 2012 the supplemental retirement expense was $162,583 and $203,152, respectively.  The current accrued but unfunded amount is $1,297,661 and $1,135,078 at December 31, 2013 and 2012, respectively.  However, certain funding is provided informally and indirectly by bank owned life insurance policies.  The cash surrender value of the life insurance policies is recorded as a separate line item in the accompanying consolidated balances sheets at $12,945,693 and $12,599,787 at December 31, 2013 and 2012, respectively.

The Company has split-dollar life insurance arrangements with certain of its officers.  At December 31, 2013 and 2012, the split-dollar liability relating to these arrangements totaled $253,416 and $238,510, respectively.  For 2013 and 2012, the Company recognized net expenses of $14,907 and net income of $6,710, respectively, related to these arrangements.

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

Common Stock Owned by the Employee Stock Ownership Plan (ESOP) - All shares held by the ESOP are treated as outstanding for purposes of computing earnings per share.  Purchases and redemptions of the Company’s common stock by the ESOP are at estimated fair value as determined by independent valuations.  Dividends on shares held by the ESOP are charged to retained earnings.  At December 31, 2013, the ESOP owned 319,184 shares of the Company’s common stock with an estimated value of $489,245.  At December 31, 2012, the ESOP owned 281,641 shares of the Company’s common stock with an estimated value of $468,096.  All of these shares were allocated to participants.

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

In April 2013, the FASB issued guidance addressing application of the liquidation basis of accounting. The guidance is intended to clarify when an entity should apply the liquidation basis of accounting. In addition, the guidance provides principles for the recognition and measurement of assets and liabilities and requirements for financial statements prepared using the liquidation basis of accounting. The amendments will be effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein and those requirements should be applied prospectively from the day that liquidation becomes imminent. Early adoption is permitted. The Company does not expect these amendments to have any effect on its financial statements.

In December 2013, the FASB amended the Master Glossary of the FASB Codification to define “Public Business Entity” to minimize the inconsistency and complexity of having multiple definitions of, or a diversity in practice as to what constitutes, a nonpublic entity and public entity within U.S. GAAP. The amendment does not affect existing requirements, however will be used by the FASB, the Private Company Council (“PCC”), and the Emerging Issues Task Force (“EITF”) in specifying the scope of future financial accounting and reporting guidance. The Company does not expect this amendment to have any effect on its financial statements.

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

Reclassifications - Certain captions and amounts in the 2012 consolidated financial statements were reclassified to conform with the 2013 presentation.  The reclassifications did not have an impact on net loss or shareholders’ equity.

NOTE 2 - CASH AND DUE FROM BANKS

The Company is required to maintain balances with the Federal Reserve computed as a percentage of deposits.  At December 31, 2013 and 2012, this requirement was $1,603,000 and $1,611,000, respectively, net of vault cash and balances on deposit with the Federal Reserve.

NOTE 3 - INVESTMENT SECURITIES

The amortized cost and estimated fair values of securities available-for-sale were:

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
December 31, 2013
Mortgage-backed securities	$9,277,577	$87,635	$46,579	$9,318,633
Corporate bonds	2,765,950	30,260	-	2,796,210
Equity security	30,000	-	-	30,000
Total	$12,073,527	$117,895	$46,579	$12,144,843

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
December 31, 2012
U.S. Government sponsored agencies	$7,591,892	$517,136	$-	$8,109,028
Mortgage-backed securities	50,197,908	1,758,576	-	51,956,484
Equity security	100,000	-	94,500	5,500
Total	$57,889,800	$2,275,712	$94,500	$60,071,012

The amortized cost and estimated fair values of securities held to maturity were:

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
December 31, 2013
U.S. Government sponsored agencies	$7,146,409	$80,707	$156,131	$7,070,985
Mortgage-backed securities	26,404,573	537,133	210,365	26,731,341
Municipals	3,163,155	17,569	31,116	3,149,608
	36,714,137	$635,409	$397,612	$36,951,934
Capitalization of net unrealized gains on securities transferred from available-for-sale	237,797
Total	$36,951,934

At December 31, 2013, the Company transferred certain securities to the held-to-maturity category from available-for-sale, since the Company has the ability and management intends to hold these securities to maturity. At the time of the reclassification, the securities were carried at their estimated fair value of $36,951,934, including net unrealized gains of $237,797.  The net unrealized gains will be amortized to other comprehensive income over the life of the underlying securities.

The following is a summary of maturities of securities available-for-sale and held-to-maturity as of December 31, 2013.  The amortized cost and estimated fair values are based on the contractual maturity dates.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty.  Mortgage-backed securities are presented as a separate line, maturities of which are based on expected maturities since paydowns are expected to occur before contractual maturity dates.
	Securities		Securities
	Available-for-Sale		Held-to-Maturity
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Due after one year through five years	$-	$-	$508,365	$518,210
Due after five years through ten years	-	-	9,801,199	9,702,383
Due after ten years	2,765,950	2,796,210	-	-
	2,765,950	2,796,210	10,309,564	10,220,593
Mortgage-backed securities	9,277,577	9,318,633	26,404,573	26,731,341
Equity security	30,000	30,000	-	-
Total	$12,073,527	$12,144,843	$36,714,137	$36,951,934

The following table shows gross unrealized losses and fair value of securities available-for-sale, aggregated by investment category, and length of time that individual securities have been in a continuous realized loss position at December 31, 2013 and 2012.

	December 31, 2013		December 31, 2012
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses
Less Than 12 Months
Mortgage-backed securities	$1,999,360	$46,579	$-	$-

12 Months or More
Equity security	-	-	5,500	94,500
Total securities available-for-sale	$1,999,360	$46,579	$5,500	$94,500

The following table shows gross unrealized losses and fair value of securities held-to-maturity, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2013.

	December 31, 2013
	Fair	Unrealized
	Value	Losses
Less Than 12 Months
U.S. Government sponsored agencies	$4,549,325	$156,131
Mortgage-backed securities	5,011,313	210,365
Municipals	2,037,029	31,116
Total securities held-to-maturity	$11,597,667	$397,612

There were no securities classified as held-to-maturity at December 31, 2012.

At December 31, 2013, there were no investment securities that had been in a loss position for twelve months or more.  However, during the first quarter of 2013 management determined that the Company’s equity investment of $100,000 in a local community bank was other-than-temporarily impaired.  Based on industry analyst reports and market trading prices, it was determined that the estimated fair market value of this investment was $30,000.  Consequently, an impairment loss of $70,000 was recognized.  While the Company does not intend to sell this security in the near future, and it is more likely than not that the Company will not be required to sell it, there is no assurance that the carrying value of this security will be realized in the future.

During 2013 and 2012, gross proceeds from the sale of available-for-sale securities were $712,248 and $25,677,783, respectively. Gross gains on sales of available-for-sale securities totaled $33,917 and $1,806,414 for 2013 and 2012, respectively.

At December 31, 2013 and 2012, investment securities with a par value of $17,114,179 and $14,110,930 and a fair market value of $17,230,946 and $14,929,175, respectively, were pledged as collateral to secure public deposits and borrowings.

NOTE 4 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

Major classifications of loans receivable are summarized as follows:

	December 31,
	2013	2012
Real estate loans:
Construction	$24,175,347	$31,985,532
Residential:
Residential 1-4 family	35,873,036	35,091,846
Multifamily	4,312,057	5,563,043
Second mortgages	4,245,778	4,077,692
Equity lines of credit	21,270,126	22,502,339
Total residential	65,700,997	67,234,920
Nonresidential	104,378,485	122,309,917
Total real estate loans	194,254,829	221,530,369
Commercial and industrial	32,486,848	29,255,564
Consumer	11,725,319	9,304,913
Other	35,135	166,488
Total loans	$238,502,131	$260,257,334

The Company has pledged certain loans as collateral to secure its borrowings from the Federal Home Loan Bank.  The total of loans pledged was $76,972,548 and $54,941,097 at December 31, 2013 and 2012, respectively.

Loans sold with limited recourse are 1-4 family residential mortgages originated by the Company and sold to various other financial institutions.  These loans are sold with the agreement that a loan may be returned to the Company within 90 days of purchase, at any time in the event the Company fails to provide necessary documents related to the mortgages to the buyers, or if the Company makes false representations or warranties to the buyers.  Loans sold under these agreements in 2013 and 2012 totaled $29,014,529 and $41,513,460, respectively.  The Company uses the same credit policies in making loans held for sale as it does for on-balance-sheet instruments.

The following is an analysis of the allowance for loan losses by class of loans for the years ended December 31, 2013 and 2012.

December 31, 2013
					Total
		Real Estate Loans			Real
(Dollars in Thousands)				Non-	Estate		Consumer
	Total	Construction	Residential	Residential	Loans	Commercial	and Other
Beginning balance	$4,167	$1,441	$951	$1,129	$3,521	$616	$30
Provisions	610	(980)	903	1,136	1,059	(548)	99
Recoveries	455	138	177	35	350	89	16
Charge-offs	(2,338)	(296)	(988)	(918)	(2,202)	(92)	(44)
Ending balance	$2,894	$303	$1,043	$1,382	$2,728	$65	$101

December 31, 2012
					Total
		Real Estate Loans			Real
(Dollars in Thousands)				Non-	Estate		Consumer
	Total	Construction	Residential	Residential	Loans	Commercial	and Other
Beginning balance	$7,743	$3,291	$2,757	$1,081	$7,129	$575	$39
Provisions	1,946	148	(850)	1,819	1,117	819	10
Recoveries	1,104	298	129	54	481	613	10
Charge-offs	(6,626)	(2,296)	(1,085)	(1,825)	(5,206)	(1,391)	(29)
Ending balance	$4,167	$1,441	$951	$1,129	$3,521	$616	$30

The following is a summary of loans evaluated for impairment individually and collectively, by class, for the years ended December 31, 2013 and 2012.

December 31, 2013

					Total
		Real Estate Loans			Real
(Dollars in Thousands)				Non-	Estate		Consumer
	Total	Construction	Residential	Residential	Loans	Commercial	and Other
Allowance
Evaluated for impairment
Individually	$405	$2	$185	$163	$350	$53	$2
Collectively	2,489	101	858	1,419	2,378	12	99
Allowance for loan losses	$2,894	$103	$1,043	$1,582	$2,728	$65	$101

Total Loans
Evaluated for impairment
Individually	$18,160	$2,495	$3,091	$10,998	$16,584	$1,480	$96
Collectively	220,342	21,680	62,610	93,381	177,671	31,007	11,664
Loans receivable	$238,502	$24,175	$65,701	$104,379	$194,255	$32,487	$11,760

December 31, 2012

					Total
		Real Estate Loans			Real
(Dollars in Thousands)				Non-	Estate		Consumer
	Total	Construction	Residential	Residential	Loans	Commercial	and Other
Allowance
Evaluated for impairment
Individually	$524	$23	$106	$362	$491	$20	$13
Collectively	3,643	1,418	845	767	3,030	596	17
Allowance for loan losses	$4,167	$1,441	$951	$1,129	$3,521	$616	$30

Total Loans
Evaluated for impairment
Individually	$28,030	$6,151	$5,323	$14,464	$25,938	$1,973	$119
Collectively	232,227	25,834	61,912	107,846	195,592	27,283	9,352
Loans receivable	$260,257	$31,985	$67,235	$122,310	$221,530	$29,256	$9,471

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

The following summarizes the Company’s impaired loans as of December 31, 2013.

		Unpaid		Average
(Dollars in Thousands)	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment
With no related allowance recorded:
Real estate
Construction	$680	$849	$-	$1,599
Residential	2,127	2,272	-	3,038
Nonresidential	6,047	6,365	-	8,187
Total real estate loans	8,854	9,486	-	12,824
Commercial	12	18	-	1,131
Consumer and other	83	91	-	75
	8,949	9,595	-	14,030
With an allowance recorded:
Real estate
Construction	1,815	1,815	2	1,777
Residential	964	999	185	1,299
Nonresidential	4,951	5,087	163	2,803
Total real estate loans	7,730	7,901	350	5,879
Commercial	1,468	1,538	53	606
Consumer and other	13	14	2	28
	9,211	9,453	405	6,513
Total
Real estate
Construction	2,495	2,664	2	3,375
Residential	3,091	3,271	185	4,337
Nonresidential	10,998	11,452	163	10,990
Total real estate loans	16,584	17,387	350	18,702
Commercial	1,480	1,556	53	1,737
Consumer and other	96	105	2	104
Total	$18,160	$19,048	$405	$20,543

The following summarizes the Company’s impaired loans as of December 31, 2012.

		Unpaid		Average
(Dollars in Thousands)	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment
With no related allowance recorded:
Real estate
Construction	$3,157	$3,827	$-	$3,755
Residential	3,825	4,209	-	4,138
Nonresidential	10,311	11,439	-	9,941
Total real estate loans	17,293	19,475	-	17,834
Commercial	1,953	1,990	-	1,334
Consumer and other	80	81	-	42
	19,326	21,546	-	19,210
With an allowance recorded:
Real estate
Construction	2,994	3,102	23	3,099
Residential	1,498	1,500	106	1,410
Nonresidential	4,153	4,744	362	3,183
Total real estate loans	8,645	9,346	491	7,692
Commercial	20	20	20	603
Consumer and other	39	39	13	27
	8,704	9,405	524	8,322
Total
Real estate
Construction	6,151	6,929	23	6,854
Residential	5,323	5,709	106	5,548
Nonresidential	14,464	16,183	362	13,124
Total real estate loans	25,938	28,821	491	25,526
Commercial	1,973	2,010	20	1,937
Consumer and other	119	120	13	69
Total	$28,030	$30,951	$524	$27,532

Interest income on impaired loans, other than nonaccrual loans, is recognized on an accrual basis.  Interest income on nonaccrual loans is recognized only as collected.  During 2013 and 2012 interest income recognized on nonaccrual loans was $600,924 and $677,458, respectively.  If the nonaccrual loans had been accruing interest at their original contracted rates, interest income related to these nonaccrual loans would have been $796,304 and $1,234,852 for 2013 and 2012, respectively.

A summary of current, past due and nonaccrual loans as of December 31, 2013 was as follows:

	Past Due	Past Due Over 90 Days
(Dollars in Thousands)	30-89	and	Non-	Total		Total
	Days	Accruing	Accruing	Past Due	Current	Loans
Real estate
Construction	$11	$-	$481	$492	$23,683	$24,175
Residential	344	-	1,672	2,016	63,685	65,701
Nonresidential	24	127	5,006	5,157	99,222	104,379
Total real estate loans	379	127	7,159	7,665	186,590	194,255
Commercial	3	-	1,393	1,396	31,091	32,487
Consumer and other	19	8	74	101	11,659	11,760
Totals	$401	$135	$8,626	$9,162	$229,340	$238,502

A summary of current, past due and nonaccrual loans as of December 31, 2012 was as follows:

	Past Due	Past Due Over 90 Days
(Dollars in Thousands)	30-89		Non-	Total		Total
	Days	Accruing	Accruing	Past Due	Current	Loans
Real estate
Construction	$62	$-	$2,874	$2,936	$29,049	$31,985
Residential	1,340	-	3,779	5,119	62,116	67,235
Nonresidential	566	-	12,354	12,920	109,390	122,310
Total real estate loans	1,968	-	19,007	20,975	200,555	221,530
Commercial	37	-	1,879	1,916	27,340	29,256
Consumer and other	22	6	88	116	9,355	9,471
Totals	$2,027	$6	$20,974	$23,007	$237,250	$260,257

At December 31, 2013 and December 31, 2012 loans past due 90 days and still accruing interest totaled $135,408 and $5,729, respectively.

Loans totaling $8,626,439 and $20,973,813 were in nonaccruing status at December 31, 2013 and 2012, respectively.  When the ultimate collectability of a nonaccrual loan principal is in doubt, wholly or partially, all cash receipts are applied to the principal.  When this doubt does not exist, cash receipts are applied under the contractual terms of the loan agreement.

Included in the loan portfolio are particular loans that have been modified in order to maximize the collection of loan balances. If, for economic or legal reasons related to the customer’s financial difficulties, the Company grants a concession compared to the original terms and conditions on the loan, the modified loan is classified as a troubled debt restructuring (“TDR”).

At December 31, 2013 there were 30 loans classified as TDRs totaling $7,157,230.  Of the 30 loans, 16 loans totaling $3,481,589 were performing while 14 loans totaling $3,675,641 were not performing.  As of December 31, 2012 there were 52 loans classified as TDRs totaling $15,155,121.  Of the 52 loans, seven loans totaling $3,128,542 were performing while 45 loans totaling $12,026,579 were not performing. All restructured loans resulted in either extended maturity or lowered rates and were included in the impaired loan balance.

The following table provides, by class, the number of loans modified in troubled debt restructurings during the year ended December 31, 2013 and 2012.

(Dollars in Thousands)	For The Year Ended December 31, 2013			For the Year Ended December 31, 2012
	Unpaid			Unpaid
	Number	Recorded	Principal	Number	Recorded	Principal
	of Loans	Investment	Balance	of Loans	Investment	Balance
Extended maturity
Real estate –
Construction	-	$-	$-	6	$4,843	$4,862
Residential	2	76	76	6	2,560	2,745
Nonresidential	2	228	228	4	1,777	1,834
Commercial	1	14	14	1	110	110
Consumer and other	1	13	13	5	312	317
Total	6	331	331	22	9,602	9,868

Reduced Rate
Real estate –
Construction	-	-	-	-	-	-
Residential	-	-	-	2	92	92
Nonresidential	4	738	738	2	446	566
Commercial	-	-	-	2	1,588	1,588
Total	4	738	738	6	2,126	2,246
Totals	10	$1,069	$1,069	28	$11,728	$12,114

The following table provides the number of loans and leases modified in troubled debt restructurings during the previous 12 months which subsequently defaulted during the years ended December 31, 2013 and 2012, as well as the recorded investments and unpaid principal balances as of December 31, 2013 and 2012.  Loans in default are those past due greater than 89 days.

(Dollars in Thousands)	For The Year Ended December 31, 2013			For the Year Ended December 31, 2012
	Unpaid			Unpaid
	Number	Recorded	Principal	Number	Recorded	Principal
	of Loans	Investment	Balance	of Loans	Investment	Balance
Extended Maturity
Real estate –
Construction	-	$-	$-	6	$3,013	$3,031
Residential	-	-	-	9	2,343	2,344
Nonresidential	1	104	104	6	1,809	1,809
Commercial	-	-	-	2	231	231
Consumer and other	-	-	-	3	92	92
Total	1	104	104	26	7,488	7,507

Reduced Rate
Real estate –
Residential	1	171	171	2	471	591
Nonresidential	1	119	119	2	534	534
Commercial	-	-	-	2	1,773	1,773
Consumer and other	-	-	-	1	4	4
Total	2	290	290	7	2,782	2,902
Totals	3	$394	$394	33	$10,270	$10,409

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.

As of December 31, 2013, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

					Total
		Real Estate Loans			Real
(Dollars in Thousands)				Non-	Estate		Consumer
	Total	Construction	Residential	Residential	Loans	Commercial	and Other
Pass	$193,839	$14,406	$56,227	$81,891	$152,524	$29,735	$11,580
Special mention	27,926	9,085	5,904	11,588	26,577	1,271	78
Substandard	16,737	684	3,570	10,900	15,154	1,481	102
Doubtful	-	-	-	-	-	-	-
Totals	$238,502	$24,175	$65,701	$104,379	$194,255	$32,487	$11,760

As of December 31, 2012, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

					Total
		Real Estate Loans			Real
(Dollars in Thousands)				Non-	Estate		Consumer
	Total	Construction	Residential	Residential	Loans	Commercial	and Other
Pass	$200,723	$19,871	$54,280	$90,871	$165,022	$26,407	$9,294
Special mention	29,371	7,931	6,534	14,421	28,886	423	62
Substandard	30,163	4,183	6,421	17,018	27,622	2,426	115
Doubtful	-	-	-	-	-	-	-
Totals	$260,257	$31,985	$67,235	$122,310	$221,530	$29,256	$9,471

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

The following table summarizes the Company’s off-balance sheet financial instruments whose contract amounts represent credit risk:

	December 31,
	2013	2012
Commitments to extend credit	$34,397,688	$28,919,003
Standby letters of credit	8,000	8,000

The Company originates certain fixed rate residential mortgage loans and commits these loans for sale based on best efforts contracts.  The commitments to originate fixed rate residential mortgage loans and the sales commitments are freestanding derivative instruments.  At December 31, 2013 and 2012, the Company has no material embedded derivative instruments requiring separate accounting treatment.  At December 31, 2013 and 2012, the amount of the forward sales commitments approximates the carrying value of the mortgage loans held for sale of $2,248,252 and $5,621,860, respectively.  Sales commitments are to sell loans at an agreed upon price and are generally funded within 60 days.

NOTE 5 - PREMISES, FURNITURE AND EQUIPMENT

Premises, furniture and equipment consisted of the following:
	December 31,
	2013	2012
Land	$10,768,061	$10,768,061
Buildings	13,621,465	13,712,374
Leasehold improvements	521,657	511,842
Furniture and equipment	6,204,104	5,740,752
Construction in progress	1,167,205	1,110,975
Total	32,282,492	31,844,004
Less, accumulated depreciation	7,948,876	7,217,029
Premises and equipment, net	$24,333,616	$24,626,975

Depreciation expense for the years ended December 31, 2013 and 2012 amounted to $803,169 and $820,116, respectively.

At December 31, 2013 and 2012, construction in progress consists mainly of architect fees and site work for potential new branches.  As of December 31, 2013, there were no material commitments outstanding for the construction/or purchase of premises, furniture and equipment. Also, there were no material sales of premises, furniture or equipment during 2013 or 2012.

NOTE 6 - OTHER REAL ESTATE OWNED

Transactions in other real estate owned for the years ended December 31, 2013 and 2012 are summarized below:

	December 31,
	2013	2012
Beginning balance	$15,289,991	$22,135,921
Additions	4,827,496	6,596,760
Sales	(6,279,377)	(12,251,603)
Write downs	(4,905,476)	(1,191,087)
Ending balance	$8,932,634	$15,289,991

For the years ended December 31, 2013 and 2012, other real estate owned having a carrying value of $6,279,377 and $12,251,603, respectively, was sold for $6,088,370 and $12,089,602, respectively.  The Company recognized a net loss of $191,006 and $162,001 on these sales for the years ended December 31, 2013 and 2012, respectively.

Other real estate owned expense for the years ended December 31, 2013 and 2012 was $6,710,229 and $1,946,441, respectively, which includes gains and losses on sales.

NOTE 7 - DEPOSITS

At December 31, 2013, the scheduled maturities of time deposits were as follows:

Maturing In	Amount
2014	$62,754,197
2015	18,910,928
2016	1,162,437
2017	1,096,058
2018	621,426
Total	$84,545,046

Included in total time deposits at December 31, 2013 and 2012 were brokered time deposits of $23,005,000 and $57,885,000, respectively.

NOTE 8 – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase generally mature on a one to thirty day basis.  Under the terms of the repurchase agreement, the Company sells an interest in securities issued by United States Government agencies and agrees to repurchase the same securities the following business day.  Information concerning securities sold under agreements to repurchase is summarized as follows:
	December 31,
	2013	2012

Balance at end of the year	$4,876,118	$4,377,978
Maximum month-end balance during the year	5,798,243	4,892,144
Average balance during the year	4,964,004	3,566,353
Average interest rate at the end of the year	0.10%	0.10%
Average interest rate during the year	0.10%	0.10%

At December 31, 2013 and 2012, investment securities with a par value of $5,565,246 and $5,535,529 and a fair market value of $5,505,545 and $5,730,496, respectively, were pledged as collateral for the underlying agreements.

NOTE 9 - ADVANCES FROM FEDERAL HOME LOAN BANK

Advances from the Federal Home Loan Bank consisted of the following:

	Interest	December 31,
	Rate	2013	2012
Advances maturing
Fixed rate
October 1, 2013	1.00%	$-	$10,000,000
October 1, 2014	2.93%	1,000,000	1,000,000
October 1, 2014	0.29%	10,000,000	-
December 19, 2014	0.33%	6,000,000	-
Daily rate
September 17, 2014	0.36%	6,000,000	-
		$23,000,000	$11,000,000

All of the Federal Home Loan Bank advances outstanding at December 31, 2013, are due in 2014.

At December 31, 2013 and 2012 the Company has pledged certain loans totaling $76,972,548 and $54,941,097, respectively, as collateral to secure its borrowings from the Federal Home Loan Bank.  Investment securities with a par value of $5,640,797 and $3,679,851 and a fair market value of $5,883,107 and $4,024,817 were also pledged as collateral to secure the borrowings at December 31, 2013 and 2012, respectively.  Additionally, the Company’s Federal Home Loan Bank stock is pledged to secure the borrowings.

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

The Company MOU requires the Company to obtain approval of the Federal Reserve Bank prior to paying interest on the junior subordinated debentures. The Federal Reserve Bank has not approved payment of dividends and interest payments since the fourth quarter of 2011.  See Note 18 – Regulatory Matters – Memoranda of Understanding.

NOTE 11 – SHAREHOLDERS’ EQUITY

Common Stock – The following is a summary of the changes in common shares outstanding for the years ended December 31, 2013 and 2012.

	2013	2012
Common shares outstanding at beginning of the period	4,094,861	4,084,400
Conversion of Series C preferred stock to common stock	470,829	-
Issuance of common stock	2,595	2,970
Issuance of non-vested restricted shares	1,245	13,627
Forfeiture of restricted shares	(835)	(6,136)
Common shares outstanding at end of the period	4,568,695	4,094,861

Preferred Stock - The Company’s Articles of Incorporation authorizes the issuance of a class of 10,000,000 shares of preferred stock, having no par value.  Subject to certain conditions, the Company’s Board of Directors is authorized to issue preferred stock without shareholder approval.  Under the Articles of Incorporation, the Board is authorized to determine the terms of one or more series of preferred stock, including the preferences, rights, and limitations of each series.

On March 6, 2009, the Company completed a transaction with the United States Treasury (the “Treasury”) under the Troubled Asset Relief Program Capital Purchase Program, whereby the Company sold 15,349 shares of its Series A Cumulative Perpetual Preferred Stock (the “Series A Shares”) to the Treasury.  In addition, the Treasury received a warrant to purchase 767 shares of the Company’s Series B Cumulative Perpetual Preferred Stock (the “Series B Shares”), which was immediately exercised for a nominal exercise price.  The preferred shares issued to the Treasury qualify as Tier 1 capital for regulatory purposes.  On March 1, 2013, the Treasury auctioned the subject securities in a private transaction with unaffiliated third-party investors. The Company received no proceeds from the transaction; however, it incurred $169,291 of auction-related expenses which were charged against the initial proceeds from the sale of the preferred stock reflected in the account for the Series A shares.

The Series A Preferred Stock is a senior cumulative perpetual preferred stock that has a liquidation preference of $1,000 per share, pays cumulative dividends at a rate of 5% per year for the first five years and beginning May 15, 2014, at a rate of 9% per year.  Dividends are payable quarterly.  At any time, the Company may, at its option and with regulatory approval, redeem the Series A Preferred Stock at par value plus accrued and unpaid dividends.  The Series A Preferred Stock is generally non-voting.

The Series B Preferred Stock is a cumulative perpetual preferred stock that has the same rights, preferences, privileges, voting rights and other terms as the Series A Preferred Stock, except that dividends will be paid at the rate of 9% per year and may not be redeemed until all the Series A Preferred Stock has been redeemed.

The Company must request prior approval from the Federal Reserve prior to declaring or paying dividends on its common stock or preferred stock, or making scheduled interest payments on its trust-preferred securities.  Such approval was not granted by the Federal Reserve for payment of the Company’s dividends and interest payments due and payable in the nine consecutive quarters ended December 31, 2013.  Additionally, such approval was not granted for payments due in the first quarter of 2014.  Since the Company has not paid the dividend on its Series A and Series B Shares for more than six consecutive quarterly periods, the holders of these shares currently have the right to appoint up to two individuals to the Company’s board of directors.  To date, the right to appoint directors has not been exercised by the holders.

As of December 31, 2013, dividends in arrears on the Series A and Series B shares totaled $1,882,080.

The Series C Preferred Stock, outstanding at December 31, 2012, consists of 2,293 shares of 7% cumulative mandatory convertible preferred stock.  On July 31, 2013 (the “Mandatory Conversion Date”), all Series C Shares converted automatically into 470,829 shares of common stock  pursuant to the terms of the Company’s articles of incorporation, as amended to create the Series C Shares.  On the Mandatory Conversion Date, each Series C Share was automatically converted into the number of shares of common stock obtained by dividing the initial purchase price per share of $1,000, plus the amount of accrued but unpaid dividends per share, by $5.563, which was the Company’s tangible common equity per share as of June 30, 2013. A de minimis amount of cash was also paid to each holder of Series C Shares to avoid the issuance of fractional shares as result of the conversion.

The proceeds from the issuance of the Series A Shares and Series B Shares were allocated based on the relative fair value of each series based on a discounted cash flow model.  As a result of the valuations, $14,492,526 and $856,474 was allocated to the Series A Preferred Stock and Series B Preferred Stock, respectively.  This resulted in a discount of $973,260 for the Series A Shares  and a premium of $82,572 for the Series B Shares.  The discount and premium are being accreted and amortized, respectively, through retained earnings over a five-year estimated life using the effective interest method.

The following is a summary of the accretion of the Series A Shares discount and the amortization of the Series B Shares premium for the years ended December 31, 2013 and 2012.

	2013	2012
Accretion of Series A Preferred Stock discount	$194,544	$195,078
Amortization of Series B Preferred Stock premium	(16,505)	(16,551)
Accretion net of amortization	$178,039	$178,527

The net amount of the accretion and amortization was treated as a deemed dividend to preferred shareholders in the computation of loss per share.

Restrictions on Shareholders’ Equity - South Carolina banking regulations restrict the amount of dividends that can be paid to shareholders.  All of the Bank’s dividends to First Reliance Bancshares, Inc. are payable only from the undivided profits of the Bank.  At December 31, 2013, the Bank had negative undivided profits of $7,880,169. The Bank is authorized to upstream 100% of net income in any calendar year without obtaining the prior approval of the South Carolina Commissioner of Banks (the “SC State Board”) provided that the Bank received a composite CAMELS rating of one or two at the last Federal or State regulatory examination.  Under Federal Reserve regulations, the amounts of loans or advances from the Bank to the parent company are also restricted.  Please see “Management’s Discussion and Analysis – Liquidity Management and Capital Resources” appearing above for additional information relating to the Company’s payment of dividends.

NOTE 12- OTHER OPERATING EXPENSE

Other operating expenses are summarized below:

	December 31,
	2013	2012
Advertising	$148,266	$151,298
Office supplies and printing	90,255	145,092
Computer supplies and software amortization	141,949	145,292
Telephone	268,293	302,039
Professional fees and services	1,145,998	975,780
Supervisory fees and assessments	548,427	737,204
Debit and credit card expenses	767,488	683,691
Other real estate owned expenses	6,710,229	1,946,441
Mortgage loan expenses	262,602	1,028,240
Insurance expenses	356,904	423,218
Other	1,353,488	1,337,211
Total	$11,793,899	$7,875,506

NOTE 13 - INCOME TAXES

Income tax expense for the years ended December 31, 2013 and 2012 is summarized as follows:

	2013	2012
Currently payable
Federal	$-	$-
State	-	6,751
Total current		6,751
Deferred income taxes	799,806	(197,200)
Total income tax expense	$799,806	$(190,449)

Income tax expense (benefit) is allocated as follows:
To continuing operations	$1,397,000	$6,751
To shareholders' equity	(597,194)	(197,200)
Total income tax expense	$799,806	$(190,449)

The components of deferred tax assets and deferred tax liabilities are as follows:
	December 31,
	2013	2012
Deferred tax assets:
Allowance for loan losses	$984,012	$1,416,943
Net operating losses	7,276,898	5,641,912
Non-accrual interest	665,599	1,039,730
Deferred compensation	453,849	514,015
Federal and state credits	459,238	459,130
Other real estate owned	1,743,236	424,280
Other	103,346	56,099
Gross deferred tax assets	11,686,178	9,552,109
Less, valuation allowance	(10,978,501)	(7,459,272)
Net deferred tax assets	707,677	2,092,837

Deferred tax liabilities:
Accumulated depreciation	470,682	493,948
Prepaid expenses	212,157	178,563
Unrealized gains on securities available for sale	105,099	702,293
Other	24,838	23,326
Total gross deferred tax liabilities	812,776	1,398,130
Net deferred tax (liabilities) assets recognized	$(105,099)	$694,707

Deferred tax assets represent the future tax benefit of deductible differences and, if it is more likely than not that a tax asset will not be realized, a valuation allowance is required to reduce the recorded deferred tax assets to net realizable value.  After review of all positive and negative factors and potential tax planning strategies, as of December 31, 2012, management had recorded a partial valuation allowance of $7,457,272.  During 2013, the valuation allowance increased by $3,519,229, representing a valuation allowance on continuing operations of $10,978,501 at December 31, 2013.  Net deferred tax liabilities and net deferred tax assets are included in other liabilities and other assets at December 31, 2013 and 2012, respectively.

The Company has federal net operating losses of $20,888,295 and $16,147,260 for the years ended December 31, 2013 and 2012, respectively.  The Company has state net operating losses of $5,299,292 and $4,601,341 for the years ended December 31, 2013 and 2012, respectively.

A reconciliation between the income tax expense (benefit) and the amount computed by applying the federal statutory rate of 34% to income before income taxes for the years ended December 31, 2013 and 2012 follows:

	2013	2012
Tax expense (benefit) at statutory rate	$2,155,440	$96,245
State income tax, net of federal income tax benefit	14,270	7,109
Tax-exempt interest income	15,495	(171,200)
Disallowed interest expense	1,186	7,795
Life insurance surrender value	117,608	(126,125)
Valuation allowance	519,229	172,548
Other, net	179,398	20,379
	$1,397,000	$6,751

The Company had analyzed the tax positions taken or expected to be taken in its tax returns and concluded it has no liability related to uncertain tax positions.  Tax returns for 2010 and subsequent years are subject to review by taxing authorities.

NOTE 14 - RELATED PARTY TRANSACTIONS

Certain parties (principally certain directors and executive officers of the Company, their immediate families and business interests) were loan customers of the Company.  In compliance with relevant law and regulations, the Company’s related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with persons not related to the lender and do not involve more than the normal risk of collectability.   As of December 31, 2013 and 2012, the Company had related party loans totaling $2,106,213 and $2,007,375, respectively. During 2013, $607,108 of advances were made to related parties and repayments totaled $508,270.  As of December 31, 2013, all related party loans were current.

Deposits from directors and executive officers and their related interests totaled $1,724,671 and $1,859,942 at December 31, 2013 and 2012, respectively.

NOTE 15 - COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, the Company may, from time to time, become a party to legal claims and disputes.  At December 31, 2013, management and legal counsel are not aware of any pending or threatened litigation or unasserted claims or assessments that could result in losses, if any, that would be material to the consolidated financial statements.

The Company has entered into a number of operating leases for properties relating to its branch banking and mortgage operations. The leases have various initial terms and expire on various dates. The lease agreements generally provide that the Company is responsible for ongoing repairs and maintenance, insurance and real estate taxes.  The leases also provide for renewal options and certain scheduled increases in monthly lease payments. Rental expenses recorded under leases for the years ended December 31, 2013 and 2012 were $411,295 and $373,667, respectively.

The minimal future rental payments under non-cancelable operating leases having remaining terms in excess of one year, for each of the next five years and thereafter in the aggregate are:
Amount
2014	$435,042
2015	320,000
2016	345,000
2017	345,000
2018	361,170
Thereafter	4,311,367
Total	$6,117,579

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

During 2013 and 2012, the Company issued 1,245 and 13,627 shares, respectively, of restricted stock pursuant to the 2006 Equity Incentive Plan.  The shares cliff vest in three years, and are fully vested in 2016 and 2015, respectively.  The weighted-average fair value per share of restricted stock issued during 2013 and 2012 was $1.76 and $1.05, respectively.  Compensation cost associated with the issuances was $2,191 and $14,308 for the years ended December 31, 2013 and 2012, respectively.  During 2013 and 2012, 835 and 6,136 shares were forfeited having a weighted average price of $3.50 and $3.35, respectively.  Shares vested in 2013 and 2012 were 98,145 and 56,527, respectively.  Compensation cost amortized to expense for 2013 and 2012 was $90,597 and $190,477, respectively.

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

During the first quarter of 2012, the Board of Directors cancelled all 84,334 SARs that were outstanding at December 31, 2011.  Holders of these SARs were given cash and restricted stock totaling $37,500 in exchange for the cancellation.  The cancellation resulted in the removal of all accrued SARs expense and related unrecognized compensation costs.  For the year ended December 31, 2012, net income of $337,153 was recognized as a result of the cancellation.  No SARS were issued during 2013 and 2012.

At December 31, 2013, there were 756,145 stock awards available for grant under the 2006 Equity Incentive Plan.

NOTE 17 - LOSS PER COMMON SHARE

Net loss available to common shareholders represents net loss adjusted for preferred dividends including dividends declared, accretions of discounts and amortization of premiums on preferred stock issuances and cumulative dividends related to the current dividend period that have not been declared as of period end.  All potential dilutive common share equivalents were deemed to be anti-dilutive for the years ended December 31, 2013 and 2012 due to the net loss for each year.

The following is a summary of the loss per common share calculations for the years ended December 31, 2013 and 2012.

	2013	2012
Loss available to common shareholders
Net income (loss)	$(7,736,530)	$275,840
Preferred stock dividends	962,064	996,990
Deemed dividends on preferred stock resulting from net accretion of discount and amortization of premium	178,039	178,527

Net loss available to common shareholders	$(8,876,633)	$(899,677)

Basic loss per common share:
Net loss available to common shareholders	$(8,876,633)	$(899,677)

Average common shares outstanding – basic	4,294,105	4,093,892

Basic loss per common share	$(2.07)	$(0.22)

Diluted loss per common share:
Net loss available to common shareholders	$(8,876,633)	$(899,677)

Average common shares outstanding – basic	4,294,105	4,093,892

Dilutive potential common shares	-	-

Average common shares outstanding – diluted	4,294,105	4,093,892

Diluted loss per common share	$(2.07)	$(0.22)

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

The following table summarizes the capital amounts and ratios of the Company and the Bank and the regulatory minimum requirements.

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(Dollars in Thousands)			Minimum		Minimum
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2013
The Company
Total capital (to risk-weighted assets)	$45,093	15.75%	$22,912	8.00%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	42,199	14.73	11,456	4.00	N/A	N/A
Tier 1 capital (to average assets)	42,199	11.78	14,323	4.00	N/A	N/A

The Bank
Total capital (to risk-weighted assets)	$40,973	14.35%	$22,839	8.00%	$28,549	10.00%
Tier 1 capital (to risk-weighted assets)	38,079	13.34	11,420	4.00	17,129	6.00
Tier 1 capital (to average assets)	38,079	10.67	14,276	4.00	17,846	5.00

December 31, 2012
The Company
Total capital (to risk-weighted assets)	$53,963	17.16%	$25,154	8.00%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	50,030	15.91	12,577	4.00	N/A	N/A
Tier 1 capital (to average assets)	50,030	11.48	17,436	4.00	N/A	N/A

The Bank
Total capital (to risk-weighted assets)	$49,307	15.72%	$25,095	8.00%	$31,369	10.00%
Tier 1 capital (to risk-weighted assets)	45,383	14.47	12,547	4.00	18,821	6.00
Tier 1 capital (to average assets)	45,383	10.40	17,460	4.00	21,825	5.00

Memoranda of Understanding - Following an examination of the Bank by the FDIC during the first quarter of 2010, the Bank’s Board of Directors agreed to enter into a Memorandum of Understanding (the “Bank MOU”) with the FDIC and the SC State Board that became effective August 19, 2010.  Among other things, the Bank MOU provides for the Bank to (i) review and formulate objectives relative to liquidity and growth, including a reduction in reliance on volatile liabilities, (ii) formulate plans for the reduction and improvement in adversely classified assets, (iii) maintain a Tier 1 leverage capital ratio of 8% and continue to be “well capitalized” for regulatory purposes, (iv) continue to maintain an adequate allowance for loan and lease losses, (v) not pay any dividend to the Bank’s parent holding company without the approval of the regulators, (vi) review officer performance and consider additional staffing needs, and (vii) provide progress reports and submit various other information to the regulators.

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

The Federal Reserve Bank approved the scheduled payment of dividends on the Company’s preferred stock and interest payments on the Company’s trust preferred securities for the first three quarters of 2011; however, the Federal Reserve did not approve the Company’s request to pay dividends and interest payments relating to its outstanding classes of preferred stock and trust preferred securities due and payable in the fourth quarter of 2011, and such consent has not been granted thereafter, largely out of deference to the Federal Reserve’s policy statement on dividends.

A policy statement published by the Board of Governors of the Federal Reserve System indicates that, as a general matter, it believes the board of directors of a bank holding company should eliminate, defer, or significantly reduce the company’s dividends if:
⋅	the company’s net income available to shareholders for the preceding four quarters is not sufficient to fully fund the dividends;

⋅	the prospective rate of earnings retention is not consistent with the company’s capital needs and overall current and prospective financial condition; or

⋅	the company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios.

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

NOTE 19 - UNUSED LINES OF CREDIT

The Bank had available at the end of 2013 an unsecured line of credit, which was unused, to purchase up to $10,000,000 of federal funds from an unrelated correspondent institution. Also, as of December 31, 2013, the Bank had the ability to borrow funds from the Federal Home Loan Bank of up to $108,440,000. At that date $23,000,000 had been advanced.  Additionally, an unused line of credit of $5,600,000 was available from the Federal Reserve.  The Federal Home Loan Bank and the Federal Reserve lines can be revoked at lender’s discretion.

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

Loans - The Company does not record loans at fair value on a recurring basis, however, from time to time, a loan is considered impaired and an allowance for loan loss is established.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan are considered impaired. Once a loan is identified as individually impaired, management measures impairment. The fair value of impaired loans is estimated using one of several methods, including the collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring a specific allowance represent loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At December 31, 2013 and December 31, 2012, a significant portion of impaired loans were evaluated based upon the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the loan as nonrecurring Level 3.

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

The tables below present the balances of assets and liabilities measured at fair value on a recurring basis by level within the hierarchy at December 31, 2013 and 2012.

	Total	Level 1	Level 2	Level 3
December 31, 2013
Available-for-sale securities:
Mortgage-backed securities	$9,318,633	$-	$9,318,633	$-
Corporate bonds	2,796,210	-	2,796,210	-
Equity security	30,000	-	30,000	-
	12,144,843	-	12,144,843	-
Mortgage loans held for sale (1)	2,248,252	-	2,248,252	-
	$14,393,095	$-	$14,393,095	$-

	Total	Level 1	Level 2	Level 3
December 31, 2012
Available-for-sale securities:
U.S. Government sponsored agencies	$8,109,028	$-	$8,109,028	$-
Mortgage-backed securities	51,956,484	-	51,956,484	-
Equity security	5,500	-	5,500	-
	60,071,012	-	60,071,012	-
Mortgage loans held for sale (1)	5,621,860	-	5,621,860	-
	$65,692,872	$-	$65,692,872	$-

(1)     Carried at the lower of cost or market.

There were no liabilities measured at fair value on a recurring basis at December 31, 2013 and December 31, 2012.

Assets Recorded at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  The following table presents the assets and liabilities measured at fair value on a nonrecurring basis at December 31, 2013 and December 31, 2012, aggregated by level in the fair value hierarchy within which those measurements fall.

	Total	Level 1	Level 2	Level 3
December 31, 2013
Collateral dependent impaired loans receivable	$13,359,438	$-	$-	$13,359,438
Other real estate owned	8,932,634	-	-	8,932,634
Total assets at fair value	$22,292,072	$-	$-	$22,292,072

	Total	Level 1	Level 2	Level 3
December 31, 2012
Collateral dependent impaired loans receivable	$18,951,232	$-	$-	$18,951,232
Other real estate owned	15,289,991	-	-	15,289,991
Total assets at fair value	$34,241,223	$-	$-	$34,241,223

For level 3 assets measured at fair value on a non-recurring basis as of December 31, 2013 and 2012, the significant unobservable inputs in the fair value measurements were as follows:
General
	Valuation Technique	Significant Unobservable Inputs	Range

Collateral-dependant impaired loans receivable	Appraised Value	Collateral discounts	0-10%

Other real estate owned	Appraised Value	Collateral discounts and estimated costs to sell	0-10%

There were no liabilities measured at fair value on a nonrecurring basis at December 31, 2013 and December 31, 2012.

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

Securities held-to maturity - The fair values of securities held-to-maturity are based on quoted market prices or dealer quotes.   If quoted market prices are not available, fair values are based on quoted market prices of comparable securities

Equity Securities - The carrying amount of nonmarketable equity securities is a reasonable estimate of fair value since no ready market exists for these securities.

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

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of December 31, 2013 and December 31, 2012. This table excludes financial instruments for which the carrying amount approximates fair value. For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization. For financial liabilities such as noninterest-bearing demand, interest-bearing demand, and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity.

			Fair Value Measurements
			Quoted
			Prices in
			Active Markets
			for Identical	Other	Significant
			Assets or	Observable	Unobservable
	Carrying	Fair	Liabilities	Inputs	Inputs
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2013

Financial Assets:
Securities held-to-maturity	$36,951,934	$36,951,934	$-	$36,951,934	$-
Loans receivable	238,502,131	240,472,000	-	-	240,472,000

Financial Liabilities:
Certificates of deposit	$84,545,046	$85,081,000	$-	$85,081,000	$-
Advances from Federal Home Loan Bank	23,000,000	23,010,000	-	23,010,000	-

December 31, 2012

Financial Assets:
Loans receivable	$260,257,334	$258,758,000	$-	$-	$258,758,000

Financial Liabilities:
Certificates of deposit	$144,690,932	$146,539,000	$-	$146,539,000	$-
Advances from Federal Home Loan Bank	11,000,000	11,077,000	-	11,077,000	-

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

NOTE 22 - FIRST RELIANCE BANCSHARES, INC. (PARENT COMPANY ONLY)

Condensed Balance Sheets

	December 31,
	2013	2012
Assets
Cash	$3,417,931	$3,898,093
Investment in banking subsidiary	38,282,750	46,884,841
Marketable investments	30,000	5,500
Nonmarketable investments	58,100	58,100
Premises	3,986,020	3,959,268
Investment in trust	310,000	310,000
Other assets	17,263	11,859

Total assets	$46,102,064	$55,127,661

Liabilities
Note payable to banking subsidiary	$3,161,830	$3,371,873
Junior subordinated debentures	10,310,000	10,310,000
Other liabilities	537,490	247,861
Total liabilities	14,009,320	13,929,734
Shareholders’ equity	32,092,744	41,197,927

Total liabilities and shareholders’ equity	$46,102,064	$55,127,661

Condensed Statements of Operations

	For the years ended
	December 31,
	2013	2012
Income
Rental income from banking subsidiary	$90,566	$84,029
Other income	-	4
Total Income	90,566	84,033

Expenses	522,959	129,239

Loss before income taxes and equity in undistributed loss of banking subsidiary	(432,393)	(45,206)

Equity in undistributed earnings (loss) of banking subsidiary	(7,304,137)	321,046

Net income (loss) before income taxes	(7,736,530)	275,840

Income tax expense	-	-

Net income (loss)	$(7,736,530)	$275,840

Condensed Statements of Cash Flows
	For the years ended
	December 31,
	2013	2012
Cash flows from operating activities
Net income (loss)	$(7,736,530)	$275,840
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss on impairment of investment securities	70,000	-
Amortization of deferred compensation on restricted stock	90,597	190,477
(Increase) decrease in other assets	(5,404)	(8,211)
Decrease in other liabilities	218,180	(135,591)
Equity in undistributed (earnings) loss of banking subsidiary	7,304,137	(321,046)
Net cash (used) provided by operating activities	(59,020)	1,469

Cash flows from by investing activities
Proceeds from sale of investment securities	(26,752)	-
Net cash used by investing activities	(26,752)	-

Cash flows from financing activities
Payments of note payable to banking subsidiary	(210,043)	(202,927)
Expense of auctioning Series A and Series B Preferred stock	(169,291)	-
Net proceeds from issuance of common stock	4,396	5,005
Purchase of treasury stock	(19,452)	(8,584)
Net cash used by financing activities	(394,390)	(206,506)

Decrease in cash	(480,162)	(205,037)

Cash and cash equivalents, beginning of year	3,898,093	4,103,130

Cash and cash equivalents, ending of year	$3,417,931	$3,898,093

FIRST RELIANCE BANCSHARES, INC. AND SUBSIDIARY

Corporate Data

ANNUAL MEETING:

The annual meeting of Shareholders of First Reliance Bancshares, Inc. and Subsidiary will be held at First Reliance Bank on Thursday, June 5, 2014, at 4:00 PM.

CORPORATE OFFICE:	REGISTERED PUBLIC ACCOUNTING FIRM:
2170 West Palmetto Street	Elliott Davis, LLC
Florence, South Carolina 29501	1901 Main Street, Suite 900
Phone (843) 662-8802	P.O. Box 2227
Fax (843) 662-8373	Columbia, S.C. 29202

STOCK TRANSFER DEPARTMENT:
Registrar and Transfer Company
10 Commerce Drive
Cranford, New Jersey 07016-3572

MARKET FOR FIRST RELIANCE BANCSHARES, INC. AND SUBSIDIARY COMMON STOCK;

PAYMENT OF DIVIDENDS

High and Low Stock Price Information for First Reliance Bancshares, Inc. and Subsidiary

	2013		2012
Applicable Period	High	Low	High	Low
First Quarter	$2.40	$1.65	$2.00	$1.05
Second Quarter	2.00	1.10	3.55	1.50
Third Quarter	1.99	1.50	3.55	2.15
Fourth Quarter	2.50	1.65	2.50	1.60

The Company's common stock is quoted on the over-the-counter market under the symbol FSRL. Arms-length transactions in the common stock are anticipated to be infrequent and negotiated privately between the persons involved in those transactions.  The development of an active secondary market requires the existence of an adequate number of willing buyers and sellers. The Company’s current reported average daily trading volume is approximately 1,556 shares.  This low level of trading volume in the secondary market for the Company's common stock may materially impact a shareholder's ability to promptly sell a large block of the Company’s common stock at a price acceptable to the selling shareholder.  According to the Company's transfer agent, there were approximately 1,262 shareholders of record as of January 1, 2014.

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

Additional information relating to the Company’s payment of dividends appears in “Management’s Discussions and Analysis – Liquidity Management and Capital Resources.”

FIRST RELIANCE BANCSHARES, INC. AND SUBSIDIARY

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

It is the current policy of the Bank to retain earnings to permit possible future expansion.  As a result, the Company has no current plans to initiate the payment of cash dividends on its common stock, and its future dividend policy will depend on the Bank’s earnings, capital requirements, financial condition and other factors considered relevant by the board of directors of the Company and the Bank.

The Company and the Bank are currently subject to regulatory requirements relating to the declaration and payment of dividends.  For additional information relating to these regulatory requirements, please see “Management’s Discussion and Analysis – Liquidity and Capital Resources.”

FIRST RELIANCE BANCSHARES, INC. AND SUBSIDIARY

EXECUTIVE OFFICERS OF FIRST RELIANCE BANCSHARES, INC. AND SUBSIDIARY

F. R. Saunders, Jr.
President and Chief Executive Officer

Jeffrey A. Paolucci
Executive Vice President, Chief Financial Officer and Secretary

Thomas C. Ewart
Executive Vice President

Jesse A. Nance
Executive Vice President and Chief Credit Officer

DIRECTORS OF FIRST RELIANCE BANCSHARES, INC. AND SUBSIDIARY

F. R. Saunders, Jr.
President and Chief Executive Officer of First Reliance Bancshares, Inc. and First Reliance Bank

Jeffrey A. Paolucci
Executive Vice President, Chief Financial Officer and Secretary of First Reliance Bancshares, Inc. and First Reliance Bank

Paul C. Saunders
Senior Vice President of First Reliance Bank

A. Dale Porter
Vice President and Senior Loan Administrator for First Reliance Bank

Leonard A. Hoogenboom
Chairman of the Board of Directors of First Reliance Bancshares, Inc.; and First Reliance Bank
Owner and Chief Executive Officer of Hoogenboom, CPA

John M. Jebaily
Owner and President of Jebaily Properties, Inc.

James R. Lingle, Jr.
President and CEO, iFinancial Holdings, Inc.

C. Dale Lusk, MD
Physician and Owner/Partner of Advanced Women’s Care

Julius G. Parris
Sr. Account Manager – New Business Development, Southern Graphics Systems

J. Munford Scott, Jr.
Florence County Probate Judge

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), as of the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

Management’s report on our internal control over financial reporting is set forth under the caption “Management’s Report on Internal Control Over Financial Reporting” and on page 57 of this report.

There was no change in our internal control over financial reporting during our fourth quarter of fiscal 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The Company has adopted a Code of Ethics that applies to its principal executive, financial and accounting officers.  The Code of Ethics can be found on the Company’s website at www.firstreliance.com.  A copy may also be obtained, without charge, upon written request addressed to First Reliance Bancshares, Inc., 2170 West Palmetto Street, Florence, South Carolina 29501, Attention:  Corporate Secretary, or by fax to the attention of the Company’s Corporate Secretary at (843) 656-3045.

The remaining information for this Item is included in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on June 5, 2014, under the headings “Proposal No. 1:  Election of Directors”, “Security Ownership of Certain Beneficial Owners and Management,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” and are incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The responses to this Item are included in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on June 5, 2014, under the headings “Proposal: Election of Directors – Director Compensation” and  “Executive Compensation” and are incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information regarding compensation plans under which equity securities of the Company are authorized for issuance.  All data is presented as of December 31, 2013.

Equity Compensation Plan Table
	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	-	-	-
Equity compensation plans not approved by security holders	82,477	$3.969	673,688
Total	82,477	$3.96	673,668

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

The additional responses to this Item are included in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on June 5, 2014, under the heading “Security Ownership of Certain Beneficial Owners and Management” and are incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The responses to this Item are included in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on June 5, 2014, under the headings “Related Party Transactions” and “Proposal: Election of Directors – Director Independence”  and are incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The responses to this Item are included in the Company Proxy Statement for the Annual Meeting of Shareholders to be held on June 5, 2014, under the heading “Audit Committee Matters – Independent Registered Public Accounting Firm” and are incorporated herein by reference.

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
F. R. Saunders, Jr.
President and Chief Executive Officer

Date: March 17, 2014

Pursuant to the requirements of the Securities and Exchange Act of 1934, the report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 17, 2014.

Signature	Title

/S/ F.R. Saunders, Jr.	Director, President and Chief Executive Officer
F.R. Saunders, Jr.
(Principal Executive Officer)

/S/ Jeffery A. Paolucci	Director, Executive Vice President and Chief Financial Officer and
Jeffrey A. Paolucci	Secretary
(Principal Financial and Accounting Officer)

/S/ Leonard A. Hoogenboom	Chairman of the Board
Leonard A. Hoogenboom

/S/ John M. Jebaily	Director
John M. Jebaily

/S/ James R. Lingle, Jr.	Director
James R. Lingle, Jr.

/S/ C. Dale Lusk	Director
C. Dale Lusk

/S/ Julius G. Parris	Director
Julius G. Parris

/S/ A. Dale Porter	Director
A. Dale Porter

/S/ Paul C. Saunders	Director
Paul C. Saunders

/S/ J. Munford Scott	Director
J. Munford Scott

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation, as amended, of First Reliance Bancshares, Inc. [1]
3.2	Articles of Amendment to the Articles of Incorporation authorizing a class of preferred stock. [2]
3.3	Articles of Amendment to the Articles of Incorporation establishing the terms of the Series A Preferred Stock and the Series B Preferred Stock. [2]
3.4	Articles of Amendment to the Articles of Incorporation establishing the terms of the Series C Preferred Stock. [3]
3.5	Amended and Restated Bylaws, adopted July 24, 2013 [4]
4.1	See Articles of Incorporation, as amended at Exhibit 3.1, 3.2 and 3.3 hereto and Amended and Restated Bylaws at Exhibit 3.5 hereto.
4.2	Indenture between the Registrant and the Trustee. [5]
4.3	Guarantee Agreement. [5]
4.4	Amended and Restated Declaration. [5]
4.5	Form of Certificate for the Series A Preferred Stock. [2]
4.6	Form of Certificate for the Series B Preferred Stock. [2]
4.7	Warrant to Purchase up to 767.00767 shares of Series B Preferred Stock, dated March 6, 2009. [2]
10.1*	1999 First Reliance Bank Employee Stock Option Plan. [6]
10.2*	Amendment No. 1 to the 1999 First Reliance Bank Employee Stock Option Plan. [6]
10.3*	Amendment No. 2 to the 1999 First Reliance Bank Employee Stock Option Plan. [7]
10.4*	First Reliance Bancshares, Inc. 2003 Stock Incentive Plan. [8]
10.5*	First Reliance Bancshares, Inc. 2006 Equity Incentive Plan. [9]
10.6	Lease Agreement between SP Financial, LLC and First Reliance Bank. [9]
10.7*	Amended Employment Agreement with F. R. Saunders, Jr., dated July 29, 2013. [12]
10.8*	Amended Salary Continuation Agreement with F. R. Saunders, Jr., dated July 29, 2013. [12]
10.9*	Endorsement Split Dollar Agreement with F. R. Saunders, Jr., dated November 24, 2006. [10]
10.10*	Amended Supplemental Life Insurance Agreement with F. R. Saunders, Jr., dated December 28, 2007. [11]
10.11*	Amended Employment Agreement with Jeffrey A. Paolucci, dated July 29, 2013. [12]
10.12*	Amended Salary Continuation Agreement with Jeffrey A. Paolucci, dated July 29, 2013. [12]
10.13*	Endorsement Split Dollar Agreement with Jeffrey A. Paolucci, dated November 24, 2006. [10]
10.14*	Amended Employment Agreement with Paul Saunders, dated July 29, 2013. [12]
10.15*	Amended Salary Continuation Agreement with Paul Saunders, dated July 29, 2013. [12]
10.16*	Endorsement Split Dollar Agreement with Paul Saunders, dated November 24, 2006. [10]
10.17*	Form of Director Retirement Agreement, with Schedule. [10]
10.18*	Amended and Restated Employment Agreement with Dale Porter. [10]

1	Incorporated by reference to Quarterly Report on Form 10-Q, for the quarter ended June 30, 2010.
[2]	Incorporated by reference to Current Report on Form 8-K, dated March 10, 2009.
[3]	Incorporated by reference to Current Report on Form 8-K, dated May 28, 2010.
[4]	Incorporated by reference to Current Report on Form 8-K, dated July 25, 2013.
[5]	Incorporated by reference to Current Report on Form 8-K, dated July 1, 2005.
[6]	Incorporated by reference to Quarterly Report on Form 10-QSB, for the quarter ended March 31, 2002.
[7]	Incorporated by reference to Quarterly Report on Form 10-QSB, for the quarter ended June 30, 2002.
[8]	Incorporated by reference to Annual Report on Form 10-KSB for the year ended December 31, 2003.
[9]	Incorporated by reference to Annual Report on Form 10-KSB for the year ended December 31, 2005.
[10]	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2006.
[11]	Incorporated by reference to Current Report on Form 8-K, dated December 28, 2007.
[12]	Incorporated by reference to Current Report on Form 8-K, dated July 29, 2013, as amended on August 2, 2013.

10.19*	Employment Agreement with Thomas C. Ewart, Sr. [8]
10.20
Letter Agreement, dated March 6, 2009, including Securities Purchase Agreement – Standard Terms, incorporated by reference therein, between the Company and the United States Department of the Treasury.[2]

10.21	Side Letter Agreement, dated March 6, 2009.[2]
10.22*	Form of Waiver.[2]
10.23*	Form of Senior Executive Officer Agreement.[2]
10.24*	2010 Amendment to First Reliance Bancshares, Inc. 2006 Equity Incentive Plan. [4]
10.25*	2012 Amendment to First Reliance Bancshares, Inc. 2006 Equity Incentive Plan. [4]
21.1	Subsidiaries of First Reliance Bancshares, Inc. [9]
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a).
32.1	Certification of Chief Executive and Financial Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Certification of Compliance with EESA Section 111 by Chief Executive Officer
99.2	Certification of Compliance with EESA Section 111 by Chief Financial Officer
101	Interactive Data File

*Indicates management contract or compensatory plan or arrangement.

-98-