Form 10-Q
period 2014-03-31
FIRST RELIANCE BANCSHARES INC
filed 2014-05-13
CIK 1172102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2014

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

4,569,895 shares of common stock, par value $0.01 per share, as of April 30, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐    No ☒

FIRST RELIANCE BANCSHARES, INC.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2014	2013
	(Unaudited)	(Audited)
Assets
Cash and cash equivalents:
Cash and due from banks	$3,368,635	$3,548,974
Interest-bearing deposits with other banks	17,877,291	14,698,851
Total cash and cash equivalents	21,245,926	18,247,825

Time deposits in other banks	101,309	101,207

Securities available-for-sale	11,253,414	12,144,843
Securities held-to-maturity (Estimated fair value of $35,933,179 and $36,951,934 at March 31, 2014 and December 31, 2013, respectively)	35,643,920	36,951,934
Nonmarketable equity securities	1,142,400	1,594,900
Total investment securities	48,039,734	50,691,677

Mortgage loans held for sale	937,278	2,248,252

Loans receivable	239,634,692	238,502,131
Less allowance for loan losses	(2,802,823)	(2,894,153)
Loans, net	236,831,869	235,607,978

Premises, furniture and equipment, net	24,131,418	24,333,616
Accrued interest receivable	954,180	1,129,881
Other real estate owned	7,236,115	8,932,634
Cash surrender value life insurance	13,029,218	12,945,693
Other assets	1,152,482	1,169,368
Total assets	$353,659,529	$355,408,131

Liabilities and Shareholders’ Equity
Liabilities
Deposits
Noninterest-bearing transaction accounts	$66,652,989	$65,576,524
Interest-bearing transaction accounts	52,101,388	46,046,043
Savings	85,751,801	86,247,410
Time deposits $100,000 and over	38,426,451	39,934,745
Other time deposits	42,361,720	44,610,301
Total deposits	285,294,349	282,415,023
Securities sold under agreement to repurchase	5,386,566	4,876,118
Advances from Federal Home Loan Bank	17,000,000	23,000,000
Junior subordinated debentures	10,310,000	10,310,000
Accrued interest payable	636,622	587,649
Other liabilities	2,635,661	2,126,597
Total liabilities	321,263,198	323,315,387

Shareholders’ Equity
Preferred stock
Series A cumulative perpetual preferred stock - 15,349 shares issued and outstanding at March 31, 2014 and December 31, 2013	15,179,709	15,145,597
Series B cumulative perpetual preferred stock - 767 shares issued and outstanding at March 31, 2014 and December 31, 2013	767,000	769,894
Common stock, $0.01 par value; 20,000,000 shares authorized, 4,569,895 and 4,568,695 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	45,699	45,687
Capital surplus	30,611,309	30,609,281
Treasury stock, at cost, 29,846 shares at March 31, 2014 and December 31, 2013	(201,686)	(201,686)
Nonvested restricted stock	(21,774)	(32,138)
Retained deficit	(14,132,769)	(14,447,907)
Accumulated other comprehensive income	148,843	204,016
Total shareholders’ equity	32,396,331	32,092,744
Total liabilities and shareholders’ equity	$353,659,529	$355,408,131

See notes to condensed consolidated financial statements

FIRST RELIANCE BANCSHARES, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
Interest income
Loans, including fees	$3,273,679	$3,471,204
Investment securities
Taxable	287,981	347,984
Nontaxable	28,571	-
Other interest income	11,902	26,343
Total	3,602,133	3,845,531

Interest expense
Time deposits	249,119	604,663
Other deposits	33,333	73,711
Other interest expense	81,480	121,537
Total	363,932	799,911

Net interest income	3,238,201	3,045,620

Provision for loan losses	-	-

Net interest income after provision for loan losses	3,238,201	3,045,620

Noninterest income
Service charges on deposit accounts	383,375	413,315
Gain on sale of mortgage loans	201,240	293,569
Income from bank owned life insurance	83,525	85,040
Other charges, commissions and fees	258,614	241,925
Gain on sale of securities available-for-sale	5,321	-
Other non-interest income	73,709	83,649
Total	1,005,784	1,117,498

Noninterest expenses
Salaries and benefits	1,812,735	1,928,709
Occupancy expense	367,030	358,087
Furniture and equipment expense	414,449	295,515
Other operating expenses	1,303,415	1,567,386
Total	3,897,629	4,149,697

Income before taxes	346,356	13,421

Income tax	-	-

Net income	346,356	13,421

Preferred stock dividends	209,120	249,248

Deemed dividends on preferred stock resulting from net accretion of discount and amortization of premium	31,218	43,900

Net income (loss) available to common shareholders	$106,018	$(279,727)

Average common shares outstanding, basic	4,569,122	4,094,866
Average common shares outstanding, diluted	4,649,502	4,094,866

Income (loss) per common share:
Basic	$0.02	$(0.07)
Diluted	0.02	(0.07)

See notes to condensed consolidated financial statements

FIRST RELIANCE BANCSHARES, INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended
	March 31,
	2014	2013

Net income from operations	$346,356	$13,421

Other comprehensive income (loss), net of tax:
Securities available-for-sale
Unrealized holding losses arising during the period	(64,972)	(252,025)
Income tax benefit	(22,090)	(31,246)
Net of income taxes	(42,882)	(220,779)

Reclassification adjustment for gains (loss) realized in net income from operations	5,321	-
Income tax expense	1,809	-
Net of income taxes	3,512	-

Other-than-temporary impairment on available-for-sale securities	-	(70,000)
Income tax benefit	-	(8,678)
Net of income taxes	-	(61,322)

Other comprehensive loss attributable to securities available-for-sale	(46,394)	(159,457)

Securities held-to-maturity
Amortization of net unrealized gains capitalized on securities transferred from available-for-sale	(13,302)	-
Income tax benefit	(4,523)	-
Net of income taxes	(8,779)	-

Other comprehensive loss	(55,173)	(159,457)

Comprehensive income (loss)	$291,183	$(146,036)

See notes to condensed consolidated financial statements

FIRST RELIANCE BANCSHARES, INC.

Condensed Consolidated Statements of Shareholders’ Equity

For the Three Months Ended March 31, 2014 and 2013

(Unaudited)

							Accumulated
							Other
					Nonvested	Retained	Comprehensive
	Preferred	Common	Capital	Treasury	Restricted	Earnings	Income
	Stock	Stock	Surplus	Stock	Stock	(Deficit)	(Loss)	Total
Balance, December 31, 2012	$18,199,743	$40,949	$27,991,132	$(182,234)	$(123,466)	$(6,207,116)	$1,478,919	$41,197,927

Net income						13,421		13,421

Changes in unrealized gains and losses on securities							(159,457)	(159,457)

Accretion of Series A Preferred stock discount	47,970					(47,970)		-

Amortization of Series B Preferred stock premium	(4,070)					4,070		-

Net Change in Restricted Stock		4	(735)		39,770			39,039

Purchase of treasury stock				(1,210)				(1,210)

Balance, March 31, 2013	$18,243,643	$40,953	$27,990,397	$(183,444)	$(83,696)	$(6,237,595)	$1,319,462	$41,089,720

Balance, December 31, 2013	$15,915,491	$45,687	$30,609,281	$(201,686)	$(32,138)	$(14,447,907)	$204,016	$32,092,744

Net income						346,356		346,356

Changes in unrealized gains and losses on securities							(55,173)	(55,173)

Accretion of Series A Preferred stock discount	34,112					(34,112)		-

Amortization of Series B Preferred stock premium	(2,894)					2,894		-

Amortization of nonvested restricted stock					10,364			10,364

Issuance of common stock		12	2,028					2,040

Balance, March 31, 2014	$15,946,709	$45,699	$30,611,309	$(201,686)	$(21,774)	$(14,132,769)	$148,843	$32,396,331

See notes to condensed consolidated financial statements

FIRST RELIANCE BANCSHARES, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,
	2014	2013

Cash flows from operating activities:
Net income	$346,356	$13,421
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	242,654	226,360
Gain on sale of securities available-for-sale	(5,321)	-
(Gain) loss on sale of other real estate owned	(112,594)	24,340
Impairment loss on available-for-sale securities	-	70,000
Discount accretion and premium amortization	41,118	78,908
Disbursements for mortgage loans held for sale	(5,682,944)	(5,781,617)
Proceeds from sale of mortgage loans held for sale	6,993,918	8,518,513
Decrease in interest receivable	175,701	63,508
Increase in interest payable	48,973	30,882
Increase for cash surrender value of life insurance	(83,525)	(85,040)
Amortization of deferred compensation on restricted stock	10,364	39,039
(Increase) decrease in other assets	(16,500)	157,334
Increase in other liabilities	537,486	204,011
Net cash provided by operating activities	2,495,686	3,559,659

Cash flows from investing activities:
Net (increase) decrease in loans receivable	(1,235,891)	3,133,351
Purchases of securities available-for-sale	(5,153,110)	-
Maturities of securities available-for-sale	1,269,650	4,667,566
Maturities of securities held-to-maturity	667,981	-
Sales of securities available-for-sale	5,295,529	-
Increase in time deposits in other banks	(102)	(100,153)
Decrease in nonmarketable equity securities	452,500	242,400
Sales of other real estate owned	1,821,113	635,534
Purchases of premises and equipment	(7,069)	(37,929)
Net cash provided by investing activities	3,110,601	8,540,769

Cash flows from financing activities:
Net increase in demand deposits, interest-bearing transaction accounts and savings accounts	6,636,201	2,197,497
Net decrease in certificates of deposit and other time deposits	(3,756,875)	(16,345,580)
Net increase in securities sold under agreements to repurchase	510,448	200,176
Net decrease in advances from Federal Home Loan Bank	(6,000,000)	-
Issuance of common stock	2,040	-
Purchase of treasury stock	-	(1,210)
Net cash used by financing activities	(2,608,186)	(13,949,117)

Net increase (decrease) in cash and cash equivalents	2,998,101	(1,848,689)

Cash and cash equivalents, beginning	18,247,825	38,062,903

Cash and cash equivalents, end	$21,245,926	$36,214,214

Cash paid during the period for:
Income taxes	$-	$-
Interest	314,959	769,029

Supplemental noncash investing and financing activities:
Foreclosures on loans transferred to other real estate owned	$12,000	$444,910
Net change in unrealized losses on investment securities	(55,173)	(159,457)

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

The accompanying condensed consolidated financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit certain disclosures that would appear in audited annual consolidated financial statements. The consolidated financial statements as of March 31, 2014 and for the interim periods ended March 31, 2014 and 2013 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. The consolidated financial information as of December 31, 2013 has been derived from the audited consolidated financial statements as of that date. For further information, refer to the consolidated financial statements and the notes included in First Reliance Bancshares, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013.

Note 2 - Recently Issued Accounting Pronouncements

The following is a summary of recent authoritative pronouncements: – First Quarter

In January 2014, the Financial Accounting Standards Board (the “FASB”) amended the Receivables - Troubled Debt Restructurings by Creditors subtopic of the Codification to address the reclassification of consumer mortgage loans collateralized by residential real estate upon foreclosure. The amendments clarify the criteria for concluding that an in substance repossession or foreclosure has occurred, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan. The amendments also outline interim and annual disclosure requirements. The amendments will be effective for the Company for interim and annual reporting periods beginning after December 15, 2014. Companies are allowed to use either a modified retrospective transition method or a prospective transition method when adopting this update. Early adoption is permitted. The Company does not expect these amendments to have a material effect on its financial statements. Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Note 3 - Reclassifications

Certain captions and amounts in the financial statements in the Company’s Form 10-Q for the quarter ended March 31, 2013 were reclassified to conform to the March 31, 2014 presentation.

Note 4 - Investment Securities

The amortized cost and estimated fair values of securities available-for-sale were:

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
March 31, 2014
Mortgage-backed securities	$8,450,875	$35,043	$13,833	$8,472,085
Corporate bonds	2,771,515	-	20,186	2,751,329
Equity security	30,000	-	-	30,000
Total	$11,252,390	$35,043	$34,019	$11,253,414

December 31, 2013
Mortgage-backed securities	$9,277,577	$87,635	$46,579	$9,318,633
Corporate bonds	2,765,950	30,260	-	2,796,210
Equity security	30,000	-	-	30,000
Total	$12,073,527	$117,895	$46,579	$12,144,843

The amortized cost and estimated fair values of securities held-to-maturity were:

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
March 31, 2014
U.S. Government sponsored agencies	$6,912,687	$90,591	$114,576	$6,888,702
Mortgage-backed securities	25,346,867	630,243	184,657	25,792,453
Municipals	3,159,870	92,154	-	3,252,024
	35,419,424	$812,988	$299,233	$35,933,179
Unamortized capitalization of net unrealized gains on securities transferred from available-for-sale	224,496
Total	$35,643,920

December 31, 2013
U.S. Government sponsored agencies	$7,146,409	$80,707	$156,131	$7,070,985
Mortgage-backed securities	26,404,573	537,133	210,365	26,731,341
Municipals	3,163,155	17,569	31,116	3,149,608
	36,714,137	$635,409	$397,612	$36,951,934
Capitalization of net unrealized gains on securities transferred from available-for-sale	237,797
Total	$36,951,934

At December 31, 2013, the Company transferred certain securities to the held-to-maturity category from available-for-sale, since the Company has the ability and management intends to hold these securities to maturity. At the time of the reclassification, the securities were carried at their estimated fair value of $36,951,934, including net unrealized gains of $237,797. The net unrealized gain is being amortized to other comprehensive income (loss) over the life of the underlying securities.

The following is a summary of maturities of securities available-for-sale and held-to-maturity as of March 31, 2014. The amortized cost and estimated fair values are based on the contractual maturity dates. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty. Mortgage-backed securities are presented as a separate line, maturities of which are based on expected maturities since paydowns are expected to occur before contractual maturity dates.

	Securities		Securities
	Available-for-Sale		Held-to-Maturity
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Due after ten years	$2,771,515	$2,751,329	$9,991,039	$10,140,726
Mortgage-backed securities	8,450,875	8,472,085	25,652,881	25,792,453
Equity security	30,000	30,000	-	-
Total	$11,252,390	$11,253,414	$35,643,920	$35,933,179

The following table shows gross unrealized losses and fair value of securities available-for-sale, aggregated by investment category, and length of time that individual securities have been in a continuous realized loss position at March 31, 2014 and December 31, 2013.

	March 31, 2014		December 31, 2013
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses
Less Than 12 Months
Mortgage-backed securities	$1,925,806	$13,833	$1,999,360	$46,579
Corporate bonds	2,751,329	20,186	-	-
Total securities available-for-sale	$4,677,135	$34,019	$1,999,360	$46,579

The following table shows gross unrealized losses and fair value of securities held-to-maturity, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2014 and December 31, 2013.

	March 31, 2014		December 31, 2013
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses
Less Than 12 Months
U.S. Government sponsored agencies	$4,402,949	$114,576	$4,549,325	$156,131
Mortgage-backed securities	4,889,633	184,657	5,011,313	210,365
Municipals	-	-	2,037,029	31,116
Total securities held-to-maturity	$9,292,582	$299,233	$11,597,667	$397,612

At March 31, 2014 and December 31, 2013, there were no investment securities that had been in a loss position for twelve months or more.

During the first quarter of 2014, gross proceeds from the sale of available-for-sale securities were $5,295,529, resulting in realized gross gains of $39,110 and gross losses of $33,789. There were no sales of investment securities during the first quarter of 2013.

Note 5 – Loans Receivable and Allowance for Loan Losses

Major classifications of loans receivable are summarized as follows:

	March 31,	December 31,
	2014	2013
Real estate loans:
Construction	$23,890,521	$24,175,347
Residential:
Residential 1-4 family	35,761,717	35,873,036
Multifamily	3,890,201	4,312,057
Second mortgages	4,077,550	4,245,778
Equity lines of credit	21,427,102	21,270,126
Total residential	65,156,570	65,700,997
Nonresidential	105,861,288	104,378,485
Total real estate loans	194,908,379	194,254,829
Commercial and industrial	32,584,523	32,486,848
Consumer	12,136,195	11,725,319
Other	5,595	35,135
Total loans	$239,634,692	$238,502,131

The Company has pledged certain loans as collateral to secure its borrowings from the Federal Home Loan Bank. The total of loans pledged was $79,515,357 and $76,972,548 at March 31, 2014 and December 31, 2013, respectively.

The following is an analysis of the allowance for loan losses by class of loans for the three months ended March 31, 2014 and the year ended December 31, 2013.

March 31, 2014

					Total
		Real Estate Loans			Real
(Dollars in Thousands)				Non-	Estate		Consumer
	Total	Construction	Residential	Residential	Loans	Commercial	and Other

Beginning balance	$2,894	$303	$1,043	$1,382	$2,728	$65	$101
Provisions	-	(31)	2	20	(9)	28	(19)
Recoveries	111	9	3	89	101	7	3
Charge-offs	(202)	(1)	(3)	(188)	(192)	-	(10)
Ending balance	$2,803	$280	$1,045	$1,303	$2,628	$100	$75

December 31, 2013

					Total
		Real Estate Loans			Real
(Dollars in Thousands)				Non-	Estate		Consumer
	Total	Construction	Residential	Residential	Loans	Commercial	and Other
Beginning balance	$4,167	$1,441	$951	$1,129	$3,521	$616	$30
Provisions	610	(980)	903	1,136	1,059	(548)	99
Recoveries	455	138	177	35	350	89	16
Charge-offs	(2,338)	(296)	(988)	(918)	(2,202)	(92)	(44)
Ending balance	$2,894	$303	$1,043	$1,382	$2,728	$65	$101

The following is a summary of loans evaluated for impairment individually and collectively, by class as of March 31, 2014 and December 31, 2013.

March 31, 2014

Allowance for Loan Losses

					Total
		Real Estate Loans			Real
(Dollars in Thousands)				Non-	Estate		Consumer
	Total	Construction	Residential	Residential	Loans	Commercial	and Other
Allowance
Evaluated for impairment Individually	$561	$2	$144	$369	$515	$46	$-
Collectively	2,242	278	901	934	2,113	54	75
Allowance for loan losses	$2,803	$280	$1,045	$1,303	$2,628	$100	$75

Total Loans
Evaluated for impairment Individually	$15,243	$2,456	$3,212	$8,049	$13,717	$1,435	$91
Collectively	224,392	21,434	61,945	97,812	181,191	31,150	12,051
Loans receivable	$239,635	$23,890	$65,157	$105,861	$194,908	$32,585	$12,142

December 31, 2013

					Total
		Real Estate Loans			Real
(Dollars in Thousands)				Non-	Estate		Consumer
	Total	Construction	Residential	Residential	Loans	Commercial	and Other
Allowance
Evaluated for impairment Individually	$405	$2	$185	$163	$350	$53	$2
Collectively	2,489	301	858	1,219	2,378	12	99
Allowance for loan losses	$2,894	$303	$1,043	$1,382	$2,728	$65	$101

Total Loans
Evaluated for impairment Individually	$18,160	$2,495	$3,091	$10,998	$16,584	$1,480	$96
Collectively	220,342	21,680	62,610	93,381	177,671	31,007	11,664
Loans receivable	$238,502	$24,175	$65,701	$104,379	$194,255	$32,487	$11,760

The Company identifies impaired loans through its normal internal loan review process. Loans on the Company’s problem loan watch list are considered potentially impaired loans. These loans are evaluated in determining whether all outstanding principal and interest are expected to be collected. Loans are not considered impaired if a minimal delay occurs and all amounts due, including accrued interest at the contractual interest rate for the period of delay, are expected to be collected.

The following summarizes the Company’s impaired loans as of March 31, 2014.

		Unpaid		Average
(Dollars in Thousands)	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment
With no related allowance recorded:
Real estate
Construction	$674	$849	$-	$677
Residential	2,496	3,468	-	2,312
Nonresidential	6,735	6,938	-	6,391
Total real estate loans	9,905	11,255	-	9,380
Commercial	21	27	-	17
Consumer and other	90	99	-	86
	10,016	11,381	-	9,483

With an allowance recorded:
Real estate
Construction	1,782	1,782	2	1,799
Residential	716	750	144	840
Nonresidential	1,314	1,417	369	3,132
Total real estate loans	3,812	3,949	515	5,771
Commercial	1,414	1,484	46	1,441
Consumer and other	1	1	-	7
	5,227	5,434	561	7,219

Total
Real estate
Construction	2,456	2,631	2	2,476
Residential	3,212	4,218	144	3,152
Nonresidential	8,049	8,355	369	9,523
Total real estate loans	13,717	15,204	515	15,151
Commercial	1,435	1,511	46	1,458
Consumer and other	91	100	-	93
Total	$15,243	$16,815	$561	$16,702

The following summarizes the Company’s impaired loans as of December 31, 2013.

		Unpaid		Average
(Dollars in Thousands)	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment
With no related allowance recorded:
Real estate
Construction	$680	$849	$-	$1,599
Residential	2,127	2,272	-	3,038
Nonresidential	6,047	6,365	-	8,187
Total real estate loans	8,854	9,486	-	12,824
Commercial	12	18	-	1,131
Consumer and other	83	91	-	75
	8,949	9,595	-	14,030

		Unpaid		Average
(Dollars in Thousands)	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment
With an allowance recorded:
Real estate
Construction	$1,815	$1,815	$2	$1,777
Residential	964	999	185	1,299
Nonresidential	4,951	5,087	163	2,803
Total real estate loans	7,730	7,901	350	5,879
Commercial	1,468	1,538	53	606
Consumer and other	13	14	2	28
	9,211	9,453	405	6,513
Total
Real estate
Construction	2,495	2,664	2	3,375
Residential	3,091	3,271	185	4,337
Nonresidential	10,998	11,452	163	10,990
Total real estate loans	16,584	17,387	350	18,702
Commercial	1,480	1,556	53	1,737
Consumer and other	96	105	2	104
Total	$18,160	$19,048	$405	$20,543

Interest income on impaired loans other than nonaccrual loans is recognized on an accrual basis. Interest income on nonaccrual loans is recognized only as collected. For the quarters ended March 31, 2014 and 2013, interest income recognized on nonaccrual loans was $31,086 and $148,728, respectively. If the nonaccrual loans had been accruing interest at their original contracted rates, related income would have been $110,227 and $289,706 for quarters ended March 31, 2014 and 2013, respectively.

A summary of current, past due and nonaccrual loans as of March 31, 2014 was as follows:

	Past Due	Past Due Over 90 days
	30-89	and	Non-	Total		Total
(Dollars in Thousands)	Days	Accruing	Accruing	Past Due	Current	Loans
Real estate
Construction	$-	$-	$475	$475	$23,415	$23,890
Residential	176	-	1,796	1,972	63,185	65,157
Nonresidential	-	-	3,986	3,986	101,875	105,861
Total real estate loans	176	-	6,257	6,433	188,475	194,908
Commercial	-	-	1,353	1,353	31,232	32,585
Consumer and other	12	-	79	91	12,051	12,142
Totals	$188	$-	$7,689	$7,877	$231,758	$239,635

A summary of current, past due and nonaccrual loans as of December 31, 2013 was as follows:

	Past Due	Past Due Over 90 days
(Dollars in Thousands)	30-89	and	Non-	Total		Total
	Days	Accruing	Accruing	Past Due	Current	Loans
Real estate
Construction	$11	$-	$481	$492	$23,683	$24,175
Residential	344	-	1,672	2,016	63,685	65,701
Nonresidential	24	127	5,006	5,157	99,222	104,379
Total real estate loans	379	127	7,159	7,665	186,590	194,255
Commercial	3	-	1,393	1,396	31,091	32,487
Consumer and other	19	8	74	101	11,659	11,760
Totals	$401	$135	$8,626	$9,162	$229,340	$238,502

Included in the loan portfolio are particular loans that have been modified in order to maximize the collection of loan balances. If, for economic or legal reasons related to the customer’s financial difficulties, the Company grants a concession compared to the original terms and conditions on the loan, the modified loan is classified as a troubled debt restructuring (“TDR”). Concessions can relate to the contractual interest rate, maturity date or payment structure of the note. As part of our workout plan for individual loan relationships, we may restructure loan terms to assist borrowers facing financial challenges in the current economic environment.

At March 31, 2014 there were 30 loans classified as a TDR totaling $7,274,231. Of the 30 loans, 16 loans totaling $4,564,197 were performing while 14 loans totaling $2,710,034 were not performing. As of December 31, 2013 there were 30 loans classified as TDRs totaling $7,157,230. Of the 30 loans, 16 loans totaling $3,481,589 were performing while 14 loans totaling $3,675,641 were not performing. All of these restructured loans resulted in either extended maturity or lowered rates and were included in the impaired loan balance.

The following table provides, by class, the number of loans modified in TDRs during the first quarters of 2014 and 2013.

(Dollars in Thousands)	For the Quarter Ended March 31, 2014			For the Quarter Ended March 31, 2013
			Unpaid			Unpaid
	Number	Recorded	Principal	Number	Recorded	Principal
	of Loans	Investment	Balance	of Loans	Investment	Balance
Extended maturity
Consumer and other	-	$-	$-	1	$13	$13

Reduced Rate
Real estate - Residential	1	62	62	1	170	170
Totals	1	$62	$62	2	$183	$183

The following table provides the number of loans and leases modified in TDRs during the previous 12 months which subsequently defaulted during the quarter ended March 31, 2014 and 2013, respectively, as well as the recorded investments and unpaid principal balances as of March 31, 2014 and 2013. Loans in default are those past due greater than 89 days.

(Dollars in Thousands)	For the Quarter Ended March 31, 2014			For the Quarter Ended March 31, 2013
			Unpaid			Unpaid
	Number	Recorded	Principal	Number	Recorded	Principal
	of Loans	Investment	Balance	of Loans	Investment	Balance
Reduced Rate
Real estate
Residential	1	$62	$62	1	$170	$170
Nonresidential	-	-	-	1	119	119
Totals	1	$62	$62	2	$289	$289

All loans modified in TDRs are evaluated for impairment. The nature and extent of impairment of TDRs, including those which have experienced a subsequent default, are considered in determining an appropriate level of allowance for credit losses.

Credit Indicators

Loans are categorized into risk categories based on relevant information about the ability of borrowers to service their debt, including, among other factors: current financial information, historical payment experience, credit documentation, public information, and current economic trends. The following definitions are utilized for risk ratings, which are consistent with the definitions used in supervisory guidance:

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.

As of March 31, 2014, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

					Total
		Real Estate Loans			Real
(Dollars in Thousands)				Non-	Estate		Consumer
	Total	Construction	Residential	Residential	Loans	Commercial	and Other
Pass	$196,445	$14,565	$55,823	$84,372	$154,760	$29,737	$11,948
Special mention	31,032	8,850	5,987	14,695	29,532	1,412	88
Substandard	12,158	475	3,347	6,794	10,616	1,436	106
Doubtful	-	-	-	-	-	-	-
Totals	$239,635	$23,890	$65,157	$105,861	$194,908	$32,585	$12,142

As of December 31, 2013, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

					Total
		Real Estate Loans			Real
(Dollars in Thousands)				Non-	Estate		Consumer
	Total	Construction	Residential	Residential	Loans	Commercial	and Other
Pass	$193,839	$14,406	$56,227	$81,891	$152,524	$29,735	$11,580
Special mention	27,926	9,085	5,904	11,588	26,577	1,271	78
Substandard	16,737	684	3,570	10,900	15,154	1,481	102
Doubtful	-	-	-	-	-	-	-
Totals	$238,502	$24,175	$65,701	$104,379	$194,255	$32,487	$11,760

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

The following table summarizes the Company’s off-balance sheet financial instruments whose contract amounts represent credit risk at the dates indicated below:

	March 31,	December 31,
	2014	2013
Commitments to extend credit	$35,508,578	$34,397,688
Standby letters of credit	75,000	8,000

Note 6 – Other Real Estate Owned

Transactions in other real estate owned (“OREO”) for the three months ended March 31, 2014 and year ended December 31, 2013 are summarized below:

	March 31,	December 31,
	2014	2013
Beginning balance	$8,932,634	$15,289,991
Additions	12,000	4,827,496
Sales	(1,708,519)	(6,279,377)
Write downs	-	(4,905,476)
Ending balance	$7,236,115	$8,932,634

The Company recognized a net gain of $112,594 and a net loss of $24,340 on the sale of OREO for the three months ended March 31, 2014 and 2013, respectively.

OREO expense for the three months ended March 31, 2014 and 2013 was $115,286 and $216,265, respectively, which includes gains and losses on sales.

Note 7 – Shareholders’ Equity

Common Stock – The following is a summary of the changes in common shares outstanding for the three months ended March 31, 2014 and 2013.

	Three Months Ended
	March 31,
	2014	2013

Common shares outstanding at beginning of the period	4,568,695	4,094,861
Issuance of common stock	1,200	-
Issuance of non-vested restricted shares	-	1,245
Forfeiture of restricted shares	-	(835)
Common shares outstanding at end of the period	4,569,895	4,095,271

Preferred Stock - On March 6, 2009, the Company completed a transaction with the United States Treasury (the “Treasury”) under the Troubled Asset Relief Program Capital Purchase Program, whereby the Company sold 15,349 shares of its Series A Cumulative Perpetual Preferred Stock (the “Series A Shares”) to the Treasury.  In addition, the Treasury received a warrant to purchase 767 shares of the Company’s Series B Cumulative Perpetual Preferred Stock (the “Series B Shares”), which was immediately exercised for a nominal exercise price. The preferred shares issued to the Treasury qualify as Tier 1 capital for regulatory purposes. On March 1, 2013, the Treasury auctioned the subject securities in a private transaction with unaffiliated third-party investors.

The Series A Preferred Stock is a senior cumulative perpetual preferred stock that has a liquidation preference of $1,000 per share, pays cumulative dividends at a rate of 5% per year (approximately $767,000 annually) for the first five years and beginning May 15, 2014, at a rate of 9% per year (approximately $1,381,000 annually). Dividends are payable quarterly. At any time, the Company may, at its option and with regulatory approval, redeem the Series A Preferred Stock at par value plus accrued and unpaid dividends. The Series A Preferred Stock is generally non-voting.

The Series B Preferred Stock is a cumulative perpetual preferred stock that has the same rights, preferences, privileges, voting rights and other terms as the Series A Preferred Stock, except that dividends will be paid at the rate of 9% per year and may not be redeemed until all the Series A Preferred Stock has been redeemed. The Series A and Series B Preferred Shares will receive preferential treatment in the event of liquidation, dissolution or winding up of the Company.

The Company must request prior approval from the Federal Reserve Bank of Richmond (the “Federal Reserve”) prior to declaring or paying dividends on its common stock or preferred stock, or making scheduled interest payments on its trust-preferred securities. Such approval was not granted by the Federal Reserve for payment of the Company’s dividends and interest payments due and payable in the ten consecutive quarters ended March 31, 2014. Additionally, such approval was not granted for payments due in the second quarter of 2014. Since the Company has not paid the dividend on its Series A and Series B Shares for more than six consecutive quarterly periods, the holders of these shares currently have the right to appoint up to two individuals to the Company’s board of directors. To date, the right to appoint directors has not been exercised by the holders.

As of March 31, 2014, dividends in arrears on the Series A and Series B shares totaled $2,091,200.

Note 8 – Income Taxes

The income tax expense related to the Company’s pretax income for the first quarters of 2014 and 2013 was offset by a reversal of an equal amount of the Company’s valuation allowance related to its deferred tax assets. Therefore, no income tax provision was recorded for the first quarters of 2014 and 2013.

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

The following is a summary of the net income (loss) per common share calculations for the three months ended March 31, 2014 and 2013.

	2014	2013
Net income (loss) available to common shareholders
Net income	$346,356	$13,421
Preferred stock dividends	209,120	249,248
Deemed dividends on preferred stock resulting from net accretion of discount and amortization of premium	31,218	43,900

Net income (loss) available to common shareholders	$106,018	$(279,727)

Basic net income (loss) per common share:
Net income (loss) available to common shareholders	$106,018	$(279,727)

Average common shares outstanding – basic	4,569,122	4,094,866

Basic income (loss) per common share	$0.02	$(0.07)

Diluted net income (loss) per common share:
Net income (loss) available to common shareholders	$106,018	$(279,727)

Average common shares outstanding – basic	4,569,122	4,094,866

Dilutive potential common shares	80,380	-

Average common shares outstanding – diluted	4,649,502	4,094,866

Diluted net income (loss) per common share	$0.02	$(0.07)

Note 10 - Equity Incentive Plan

On January 19, 2006, the Company adopted the 2006 Equity Incentive Plan (the “Plan”), which provides for the granting of dividend equivalent rights options, performance unit awards, phantom shares, stock appreciation rights and stock awards, each of which are subject to such conditions based upon continued employment, passage of time or satisfaction of performance criteria or other criteria as permitted by the plan. The plan, as amended on September 17, 2010, allows the Company to award, subject to approval by the Board of Directors, up to 950,000 shares of stock, to officers, employees, and directors, consultants and service providers of the Company or its affiliates. Awards may be granted for a term of up to ten years from the effective date of grant. Under the Plan, our Board of Directors has sole discretion as to the exercise date of any awards granted. The per-share exercise price of incentive stock awards may not be less than the market value of a share of common stock on the date the award is granted. Any awards that expire unexercised or are canceled become available for re-issuance.

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

Restricted shares may be subject to one or more objective employment, performance or other forfeiture conditions established by the Plan Committee at the time of grant. The restricted shares will not vest unless the Company’s retained earnings at the end of the fiscal quarter preceding the third anniversary of the restricted share award date are greater than the award value of the restricted shares. Any shares of restricted stock that are forfeited will again become available for issuance under the Plan. An employee or director has the right to vote the shares of restricted stock after grant until they are forfeited. Compensation cost for restricted stock is equal to the market value of the shares at the date of the award and is amortized to compensation expense over the vesting period. Dividends, if any, will be paid on awarded but unvested stock.

The Company did not issue any shares of restricted stock, nor were there any forfeitures of restricted stock, during the first quarter of 2014. During the three months ended March 31, 2013 the Company issued 1,245 shares of restricted stock pursuant to the Plan.  The shares cliff vest in three years and are fully vested in 2016, subject to meeting the performance criteria of the Plan. The weighted-average fair value per share of restricted stock issued during the three months ended March 31, 2013 was $1.76.  Compensation cost associated with the issuances was $2,191 for the quarter ended March 31, 2013. During the first quarter of 2013, 835 shares were forfeited, having a weighted average price of $3.50. Shares vested in the first quarters of 2014 and 2013 were 14,827 and 30,229, respectively. Compensation cost amortized to expense for the first quarters of 2014 and 2013 was $10,364 and $39,039, respectively.

The Plan also allows for the issuance of Stock Appreciation Rights ("SARs"). The SARs entitle the participant to receive the excess of (1) the market value of a specified or determinable number of shares of the stock at the exercise date over the fair value at grant date or (2) a specified or determinable price which may not in any event be less than the fair market value of the stock at the time of the award. Upon exercise, the Company can elect to settle the awards using either Company stock or cash. The shares start vesting after five years and vest at 20% per year until fully vested. Compensation cost for SARs is amortized to compensation expense over the vesting period. No SARs were issued during the first quarters of 2014 and 2013.

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

The following methods and assumptions were used to estimate the fair value of significant financial instruments:

Fair Value Hierarchy

The Company groups assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine the fair value. These levels are:

Level 1-	Valuation is based upon quoted prices for identical instruments traded in active markets.

Level 2 -	Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

Level 3 -	Valuation is generated from model-based techniques that use at least one significant assumption not observable in the market. These unobservable assumptions reflect estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include the use of option pricing models, discounted cash flow models and similar techniques.

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

Loans - The Company does not record loans at fair value on a recurring basis, however, from time to time, a loan is considered impaired and an allowance for loan loss is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan are considered impaired. Once a loan is identified as individually impaired, management measures impairment. The fair value of impaired loans is estimated using one of several methods, including the collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring a specific allowance represent loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At March 31, 2014 and December 31, 2013, a significant portion of impaired loans were evaluated based upon the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the loan as nonrecurring Level 3.

Mortgage Loans Held for Sale - The fair value of loans held for sale is estimated based upon binding contracts and quotes from third party investors resulting in a Level 2 classification.

Other Real Estate Owned - Foreclosed assets are adjusted to fair value upon transfer of the loans to OREO. Real estate acquired in settlement of loans is recorded initially at estimated fair value of the property less estimated selling costs at the date of foreclosure. The initial recorded value may be subsequently reduced by additional allowances, which are charges to earnings if the estimated fair value of the property less estimated selling costs declines below the initial recorded value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the foreclosed asset as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the foreclosed asset as nonrecurring Level 3.

The tables below present the balances of assets and liabilities measured at fair value on a recurring basis by level within the hierarchy at March 31, 2014 and December 31, 2013.

	Total	Level 1	Level 2	Level 3
March 31, 2014
Available-for-sale securities:
Mortgage-backed securities	$8,472,085	$-	$8,472,085	$-
Corporate bonds	2,751,329	-	2,751,329	-
Equity security	30,000	-	30,000	-
	11,253,414	-	11,253,414	-
Mortgage loans held for sale (1)	937,278	-	937,278	-
	$12,190,692	$-	$12,190,692	$-

December 31, 2013
Available-for-sale securities:
Mortgage-backed securities	$9,318,633	$-	$9,318,633	$-
Corporate bonds	2,796,210	-	2,796,210	-
Equity security	30,000	-	30,000	-
	12,144,843	-	12,144,843	-
Mortgage loans held for sale (1)	2,248,252	-	2,248,252	-
	$14,393,095	$-	$14,393,095	$-

(1) Carried at the lower of cost or market.

There were no liabilities measured at fair value on a recurring basis at March 31, 2014 and December 31, 2013.

Assets Recorded at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table presents the assets and liabilities measured at fair value on a nonrecurring basis at March 31, 2014 and December 31, 2013, aggregated by level in the fair value hierarchy within which those measurements fall.

	Total	Level 1	Level 2	Level 3
March 31, 2014
Collateral-dependent impaired loans receivable	$10,392,155	$-	$-	$10,392,155
Other real estate owned	7,236,115	-	-	7,236,115
Total assets at fair value	$17,628,270	$-	$-	$17,628,270

	Total	Level 1	Level 2	Level 3
December 31, 2013
Collateral-dependent impaired loans receivable	$13,359,438	$-	$-	$13,359,438
Other real estate owned	8,932,634	-	-	8,932,634
Total assets at fair value	$22,292,072	$-	$-	$22,292,072

For level 3 assets measured at fair value on a non-recurring basis as of March 31, 2014 and December 31, 2013, the significant unobservable inputs in the fair value measurements were as follows:

General
	Valuation Technique	Significant Unobservable Inputs	Range

Collateral-dependant impaired loans receivable	Appraised Value	Collateral discounts	0-10%

Other real estate owned	Appraised Value	Collateral discounts and estimated costs to sell	0-10%

There were no liabilities measured at fair value on a nonrecurring basis at March 31, 2014 and December 31, 2013.

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

Securities Held-to-Maturity - The fair values of securities held-to-maturity are based on quoted market prices or dealer quotes. If quoted market prices are not available, fair values are based on quoted market prices of comparable securities

Equity Securities - The carrying amount of nonmarketable equity securities is a reasonable estimate of fair value since no ready market exists for these securities.

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

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of March 31, 2014 and December 31, 2013. This table excludes financial instruments for which the carrying amount approximates fair value. For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization. For financial liabilities such as noninterest-bearing demand, interest-bearing demand, and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity.

			Fair Value Measurements
			Quoted
			Prices in
			Active Markets
			for Identical	Other	Significant
			Assets or	Observable	Unobservable
	Carrying	Fair	Liabilities	Inputs	Inputs
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2014

Financial Assets:
Securities held-to-maturity	$35,643,920	$35,933,179	$-	$35,933,179	$-
Loans receivable	239,634,692	241,656,000	-	-	241,656,000

Financial Liabilities:
Certificates of deposit	$80,788,171	$81,138,000	$-	$81,138,000	$-
Advances from Federal Home Loan Bank	17,000,000	17,009,000	-	17,009,000	-

December 31, 2013

Securities held-to-maturity	$36,951,934	$36,951,934	$-	$36,951,934	$-
Loans receivable	238,502,131	240,472,000	-	-	240,472,000

Financial Liabilities:
Certificates of deposit	$84,545,046	$85,081,000	$-	$85,081,000	$-
Advances from Federal Home Loan Bank	23,000,000	23,010,000	-	23,010,000	-

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

The following discussion reviews our results of operations and assesses our financial condition as of and for the periods indicated. You should read the following discussion and analysis in conjunction with the discussion of forward-looking statements and unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2014 and 2013 included elsewhere in this report and the audited consolidated financial statements included our Annual Report on Form 10-K for the year ended December 31, 2013.

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

These forward-looking statements involve risks and uncertainties and may not be realized due to a variety of factors, including, but not limited to the following:

• deterioration in the financial condition of borrowers resulting in significant increases in loan losses and provisions for those losses;

•	changes in loan underwriting, credit review or loss reserve policies associated with economic conditions, examination conclusions, or regulatory developments;

•	the failure of assumptions underlying the establishment of reserves for possible loan losses;

•	changes in political and economic conditions, including the political and economic effects of the current economic downturn and other major developments, including the ongoing war on terrorism, continued tensions in the Middle East, and the ongoing economic challenges facing the European Union;

•	changes in financial market conditions, either internationally, nationally or locally in areas in which the Company conducts its operations, including, without limitation, reduced rates of business formation and growth, commercial and residential real estate development, and real estate prices;

•	the Company’s ability to comply with any requirements imposed on it or the Bank by their respective regulators, and the potential negative consequences that may result;

•	the impacts of renewed regulatory scrutiny on consumer protection and compliance led by the Consumer Finance Protection Bureau;

•	fluctuations in markets for equity, fixed-income, commercial paper and other securities, which could affect availability, market liquidity levels, and pricing;

•	governmental monetary and fiscal policies, including the undetermined effects of the Federal Reserve’s “Quantitative Easing” program, as well as other legislative and regulatory changes;

•	changes in capital standards and asset risk-weighting included in promulgated rules to implement the so-called “Basel III” accords;

•	the risks of changes in interest rates or an unprecedented period of record-low interest rates on the level and composition of deposits, loan demand and the values of loan collateral, securities and interest sensitive assets and liabilities; and

•	the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds and other financial institutions operating in our market area and elsewhere, including institutions operating regionally, nationally and internationally, together with such competitors offering banking products and services by mail, telephone and the Internet.

Forward-looking statements speak only as of the date on which they are made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made to reflect the occurrence of unanticipated events.

Overview

The following discussion describes our results of operations for the quarter ended March 31, 2014 as compared to the quarter ended March 31, 2013 and also analyzes our financial condition as of March 31, 2014 as compared to December 31, 2013.

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

Critical Accounting Policies

We have adopted various accounting policies, which govern the application of accounting principles generally accepted in the United States of America in the preparation of our financial statements. Our significant accounting policies are described in the notes to the consolidated financial statements at December 31, 2013 as filed in our Annual Report on Form 10-K. Certain accounting policies involve significant judgments and assumptions we have made, which have a material impact on the carrying value of certain assets and liabilities. We consider these accounting policies to be critical accounting policies. The judgments and assumptions we use are based on the historical experience and other factors, which we believe to be reasonable under the circumstances. Because of the nature of our judgments and assumptions, actual results could differ from these judgments and estimates which could have a major impact on our carrying values of assets and liabilities and our results of operations.

We believe the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in preparation of our consolidated financial statements. Refer to the portion of this discussion that addresses our allowance for loan losses for a description of our processes and methodology for determining our allowance for loan losses.

Regulatory Matters

Following an examination of the Bank by the FDIC during the first quarter of 2010, the Bank's Board of Directors agreed to enter into a Memorandum of Understanding (the "Bank MOU") with the FDIC and the South Carolina Board of Financial Institutions (the “SC Board”) that became effective August 19, 2010. Among other things, the Bank MOU provides for the Bank to (i) review and formulate objectives relative to liquidity and growth, including a reduction in reliance on volatile liabilities, (ii) formulate plans for the reduction and improvement in adversely classified assets, (iii) maintain a Tier 1 leverage capital ratio of 8% and continue to be "well capitalized" for regulatory purposes, (iv) continue to maintain an adequate allowance for loan and lease losses, (v) not pay any dividend to the Bank's parent holding company without the approval of the regulators, (vi) review officer performance and consider additional staffing needs, and (vii) provide progress reports and submit various other information to the regulators.

In addition, on the basis of the same examination by the FDIC and the SC Board, the Federal Reserve requested that the Company enter into a separate Memorandum of Understanding, which the Company entered into in December 2010 (the "Company MOU"). While this agreement provides for many of the same measures suggested by the Bank MOU, the Company MOU requires that the Company seek pre-approval from the Federal Reserve prior to the declaration or payment of dividends or other interest payments relating to its securities. As a result, until the Company is no longer subject to the Company MOU, it will be required to seek regulatory approval prior to paying scheduled dividends on its preferred stock and on its trust preferred securities, including the Series A and Series B Preferred Shares. This provision will also apply to the Company's common stock, although to date, the Company has not elected to pay dividends on its shares of common stock.

The Federal Reserve approved the scheduled payment of dividends on the Company’s preferred stock and interest payments on the Company’s trust preferred securities for the first three quarters of 2011; however, the Federal Reserve did not approve the Company’s request to pay dividends and interest payments relating to its outstanding classes of preferred stock and trust preferred securities due and payable in the fourth quarter of 2011, and such consent has not been granted thereafter, largely out of deference to the Federal Reserve’s policy statement on dividends.

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

In response to these regulatory matters, the Bank and the Company have taken various actions designed to improve our lending procedures, nonperforming assets, liquidity and capital position and other conditions related to our operations, which are more fully described in turn as part of this discussion. We believe that the successful completion of these initiatives, and the continued improvement of the local economy of the communities we serve, will result in full compliance with our regulatory obligations with the FDIC, the SC Board and the Federal Reserve and position us well for stability and growth over the long term.

Effect of Economic Trends

Economic conditions, competition and federal monetary and fiscal policies also affect financial institutions. Lending activities are also influenced by regional and local economic factors, such as housing supply and demand, competition among lenders, customer preferences and levels of personal income and savings in our primary market area.

Results of Operations

Our results of operations for the first quarter of 2014 were $385,745 higher than results achieved in the first quarter of 2013. Specifically, for the first quarter 2014, we realized a net income available to common shareholders of $106,018, or a basic and diluted income per share of $0.02. For the first quarter 2013, we incurred a net loss available to common shareholders of $279,727, or a basic and diluted loss per share of $0.07.

Our 2014 operating results were positively impacted by the reduction of $252,068 in our noninterest expenses and an increase of $192,581 in our net interest income. However, our operating results were negatively impacted by the reduction of $111,714 in noninterest income. A detailed discussion of each of these items follows.

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

Net interest income for the first quarter of 2014 was $3,238,201 compared to $3,045,620 for the first quarter of 2013, an increase of $192,581, or 6.32%. The increase is due primarily to the 18.95% decline in the average volume of our interest bearing liabilities, slightly offset by a decline in the average volume of our earning assets of 16.06%. Additionally, we reduced the average rate paid on our interest bearing liabilities by 46 basis points, while we were able to increase the average rate earned on our earning assets by 51 basis points.

For the first quarter of 2014, average-earning assets totaled $299,638,201 with an annualized average yield of 4.88% compared to $356,963,528 and 4.37%, respectively, for the first quarter of 2013. Average interest-bearing liabilities totaled $249,959,338 with an annualized average cost of 0.59% for first quarter of 2014 compared to $308,409,906 and 1.05%, respectively, for the first quarter of 2013.

Our net interest margin and net interest spread were 4.38% and 4.29%, respectively, for the first quarter of 2014 compared to 3.46% and 3.32%, respectively, for the first quarter of 2013.

Because loans often provide a higher yield than other types of earning assets, one of our goals is to maintain our loan portfolio as the largest component of total earning assets. Loans comprised 80.86% and 73.40% of average earning assets at March 31, 2014 and 2013, respectively. Loan interest income for the three months ended March 31 2014 and 2013 was $3,273,679 and $3,471,204, respectively. The annualized average yield on loans was 5.48% and 5.37% for the first quarters of 2014 and 2013, respectively. Average balances of loans decreased to $242,289,822 during the first quarter of 2014, a decrease of $19,734,496 from the average of $262,024,318 during first quarter of 2013. Our loan interest income for the first quarter of 2014 was favorably impacted by the significant reduction of our non-performing loans. At March 31, 2014 our nonaccruing loans totaled $7,688,522 compared to $19,539,884 as of March 31, 2013, a decrease of $11,851,362, or 60.65%. Additional information may be found in the “Rate/Volume Analysis” presented below.

Available-for-sale and held-to-maturity investment securities averaged $48,070,625 and $57,969,319 for the first quarters of 2014 and 2013, respectively. Their percentage of average earning assets was relatively the same for both periods, 16.04% for 2014 compared to 16.24% for 2013. Interest earned on these securities totaled $316,552 and $347,984 for the first quarters of 2014 and 2013, respectively, resulting in an annualized average yield of 2.67% and 2.43%, respectively.

Our average interest-bearing deposits were $215,923,992 and $282,714,350 for the first quarters of 2014 and 2013, respectively. This represented a decrease of $66,790,358, or 23.62%. Total interest paid on deposits for first quarters of 2014 and 2013 was $282,452 and $678,374, respectively. As our loan demand declined, we concurrently lowered our rates paid for deposits, specifically for time deposits, which is the primary reason that the amount of our average time deposits are $53,289,342, or 38.89%, lower during the first quarter of 2014 than during the same period in 2013.

The average balance of our other interest-bearing liabilities was $34,035,346 and $25,695,556 for the first quarters of 2014 and 2013, respectively. This represented an increase of $8,339,790, or 32.46%, which is primarily attributable to the increase of $6,835,658 in our average volume of borrowing from the Federal Home Loan Bank, that replaced our higher cost time deposits. For the first quarter of 2014, the annualized average cost of borrowing from the Federal Home Land Bank was 0.43%, while the average rate paid on time deposits was 1.21% for this period.

The following table sets forth, for the periods indicated, certain information related to our average balance sheet and our average yields on assets and average costs of liabilities. Such yields are derived by dividing income or expense by the average balance of the corresponding assets or liabilities. Average balances have been derived from the daily balances throughout the periods indicated.

	Average Balances, Income and Expenses, and Rates
Period ended March 31,	2014			2013			2012
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Earning assets:
Loans (1)	$242,290	$3,274	5.48%	$262,024	$3,471	5.37%	$303,831	$4,400	5.82%
Securities, taxable	44,922	288	2.60	57,969	348	2.43	66,157	465	2.82
Securities, nontaxable	3,148	28	3.61	-	-	0.00	20,155	197	3.93
Other earning assets	9,278	12	0.52	36,970	27	0.30	39,732	27	0.28
Total earning assets	299,638	3,602	4.88	356,963	3,846	4.37	429,875	5,089	4.76
Non-earning assets	48,546			55,168			58,599
Total assets	$348,184			$412,131			$488,474

	Average Balances, Income and Expenses, and Rates
Period ended March 31,	2014			2013			2012
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Liabilities and Shareholders' Equity
Interest-bearing deposits:
Transaction accounts	$46,462	$9	0.08%	$43,956	$14	0.13%	$42,449	$32	0.31%
Savings and money market accounts	85,721	25	0.12	101,728	60	0.24	120,732	122	0.41
Time deposits	83,741	249	1.21	137,030	605	1.79	201,244	1,052	2.10
Total interest-bearing deposits	215,924	283	0.53	282,714	679	0.97	364,425	1,206	1.33

Other interest-bearing liabilities:
Federal Home Loan Bank borrowing	17,835	19	0.43	11,000	64	2.36	13,000	66	2.04
Junior subordinated debentures	10,310	60	0.58	10,310	56	0.54	10,310	63	0.61
Other	5,890	2	0.14	4,386	1	0.09	470	-	0.10
Total other interest-bearing Liabilities	34,035	81	0.97	25,696	121	1.91	23,780	129	2.18

Total interest-bearing liabilities	249,959	364	0.59	308,410	800	1.05	388,205	1,335	1.38
Noninterest-bearing deposits	63,080			60,799			55,929
Other liabilities	2,883			1,901			2,695
Shareholders' equity	32,262			41,021			41,645

Total liabilities and equity	$348,184			$412,131			$488,474

Net interest income/interest spread		$3,238	4.29%		$3,046	3.32%		$3,754	3.38%

Net yield on earning assets			4.38%			3.46%			3.51%

(1)	Includes mortgage loans held for sale and nonaccruing loans

Net interest income can be analyzed in terms of the impact of changing interest rates and changing volume.  The following tables set forth the effect which the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the periods presented.

Three Months Ended March 31,	2014 Compared to 2013			2013 Compared to 2012
	Due to increase (decrease) in			Due to increase (decrease) in
(Dollars in thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Loans	$(269)	$70	$(199)	$(595)	$(334)	$(929)
Securities, taxable	(83)	23	(60)	(55)	(62)	(117)
Securities, tax exempt	-	29	29	(98)	(98)	(196)
Other earning assets	(27)	13	(14)	(3)	1	(2)
Total interest income	(379)	135	(244)	(751)	(493)	(1,244)

Interest expense:
Interest-bearing deposits
Interest-bearing transaction accounts	1	(6)	(5)	1	(20)	(19)
Savings and money market accounts	(8)	(27)	(35)	(17)	(45)	(62)
Time deposits	(194)	(162)	(356)	(306)	(142)	(448)
Total interest-bearing deposits	(201)	(195)	(396)	(322)	(207)	(529)

Other interest-bearing liabilities:
Federal Home Loan Bank borrowings	25	(70)	(45)	(11)	9	(2)
Junior subordinated debentures	-	4	4	-	(6)	(6)
Other	1	-	1)	1	-	1
Total other interest-bearing liabilities	26	(66)	(40)	(10)	3	(7)

Total interest expense	(175)	(261)	(436)	(332)	(204)	(536)

Net interest income	$(204)	$396	$192	$(419)	$(289)	$(708)

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

More specifically, in determining our allowance for loan losses, we regularly review loans for specific and impaired reserves based on the appropriate impairment assessment methodology. Pooled reserves are determined using historical loss trends measured over a four-quarter average applied to risk rated loans grouped by Federal Financial Institutions Examination Council (“FFIEC”) call code and segmented by impairment status. The pooled reserves are calculated by applying the appropriate historical loss ratio to the loan categories. Impaired loans greater than a minimum threshold established by management are excluded from this analysis. The sum of all such amounts determines our pooled reserves. In line with our peer group, we review historical losses over four quarters, which results in a provision estimate responsive to current economic conditions. The historical loss factors utilized in our model have been updated as of the end of the fourth quarter 2014 to reflect losses realized through the end of fourth quarter 2013.

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

As of March 31, 2014 and 2013, the allowance for loan losses was $2,802,823 and $4,198,520, respectively, a decrease of $1,395,697, or 33.20%, from the 2013 allowance, reflecting significant reductions in practically all categories of our problem loans. As a percentage of total loans, the allowance for loan losses was 1.17% and 1.64% at March 31, 2014 and 2013, respectively. See the discussion regarding the provision expense and “Activity in the Allowance for Loan Losses” below for additional information regarding our asset quality and loan portfolio.

For the first quarters of 2014 and 2013, we did not record a provision for loan losses. Our analysis of the allowance for loan losses as of March 31, 2014, revealed that our overall loss rates have been stabilizing over the past several allowance calculations and that our credit exposure is phasing out in the Myrtle Beach market and the Charleston market, which were particularly hard-hit by the downturn in real estate markets. Additionally, not having to record a provision for loan losses is reflective of our success in aggressively reducing our exposure in these markets and the volume of high-risk construction loans on our books.

We believe the allowance for loan losses at March 31, 2014, is adequate to meet potential loan losses inherent in the loan portfolio and, as described earlier, to maintain the flexibility to adjust the allowance should our local economy and loan portfolio either improve or decline in the future.

Noninterest Income

For the first quarter of 2014 compared to first quarter 2013, noninterest income decreased $111,714, or 10.10%. The decrease is due primarily to the following. During the first half of 2013, the U.S. economy experienced historically low mortgage rates, which resulted in a high volume of homeowners choosing to refinance their existing mortgages. However, during latter half of 2013, mortgage interest rates began to rise, resulting in a decrease in the number of refinanced mortgages. This led to the $92,329 decline in the gain on the sale of mortgage loans for the first quarter of 2014.

Noninterest Expenses

For the quarters ended March 31, 2014 and 2013, noninterest expense totaled $3,897,629 and $4,149,697, respectively, a decrease of $252,068, or 6.07%.

The expense for salaries and benefits was $1,812,735 and $1,928,709 for the first quarters of 2014 and 2013, respectively. By improving operating efficiencies, we were able to reduce the expense for this category by $115,974, or 6.01%

Furniture and equipment expense for the first quarters of 2014 and 2013 was $414,449 and $295,515, respectively, for an increase of $118,934. The increase is related to data processing refunds received in the first quarter of 2013 for prior year service interruptions and lost income.

Other operating expenses for first quarter of 2014 were $263,971, or 16.84% lower than experienced in for the first quarter of 2013. For the first quarters of 2014 and 2013, other operating expenses were $1,303,415 and $1,567,386, respectively. A detailed explanation for the significant changes in this expense category follows.

1.	Professional fees were higher for the first quarter of 2014 as a result of legal fees relating to litigation arising in the ordinary course of our business as well defending a lawsuit filed by certain clients of the Schurlknight and Rivers Law Firm (“S&R”), which was a customer of the Bank.

2.	OREO expenses for the first quarter of 2014 were $100,979 lower than the first quarter of 2013. The decrease is attributable to the net gain/loss recognized on the sale of OREO properties that are included in OREO expenses. For the first quarter of 2014 we realized a net gain of $112,594, while for the first quarter of 2013 we realized a net loss of $24,340.

3.	During the first quarter of 2013, we recorded a $70,000 impairment loss on our equity security that was purchased for $100,000. In the first quarter of 2014, there was no impairment loss.

4.	The cost of our FDIC insurance assessments for the first quarter of 2014 declined $59,426, largely because we successfully reduced the average volume of our higher cost time deposits.

Income Taxes

The income tax expense related to our pretax income for the first quarters of 2014 and 2013 was offset by a reversal of an equal amount in our valuation allowance related to our deferred tax assets. Therefore no income tax provision was required for the first quarters of 2014 and 2013.

Balance Sheet Review

General

At March 31, 2014, we had total assets of $353.7 million, consisting principally of $240.6 million in loans, $48.0 million in investments, and $21.2 million in cash and due from banks.  Our liabilities at March 31, 2014, totaled $321.3 million, which consisted principally of $285.3 million in deposits, $17.0 million in FHLB advances, and $15.7 million in other borrowings. At March 31, 2014, our shareholders’ equity was $32.4 million.

At December 31, 2013, we had total assets of $355.4 million, consisting principally of $240.8 million in loans, $50.7 million in investments, and $18.2 million in cash and due from banks. Our liabilities at December 31, 2013 totaled $323.3 million, consisting principally of $282.4 million in deposits, $23.0 million in FHLB advances, and $15.2 million in other borrowings. At December 31, 2013, our shareholders' equity was $32.1 million.

Investment Securities

The investment securities portfolio, which is also a component of our total earning assets, consists of securities available-for-sale, securities held-to-maturity and nonmarketable equity securities.

Securities Available-for-Sale - At March 31, 2014, our investment in available-for-sale securities was $11,253,414. This is $891,429, or 7.34%, lower than our investment of $12,144,843 in available-for-sale securities at December 31, 2013. These securities are carried at their estimated fair value.

Securities Held-to-Maturity - At March 31, 2014 and December 31, 2013, securities held-to-maturity were $35,643,920 and $36,951,934, respectively, a decrease of $1,308,014, or 3.54%. These securities are carried at amortized cost, including the net unrealized gain in available-for-sale-securities that were reclassified as held-to-maturity on December 31, 2013. The net unrealized gain is being amortized to other comprehensive income over the life of the underlying securities. The net unrealized gain included in the amortized cost at March 31, 2014 and December 31, 2013, was $224,496 and $237,797, respectively. We intend to hold these securities to maturity and have the ability to do so.

The amortized costs and the estimated fair value of our securities available-for-sale and held-to-maturities at March 31, 2014 and December 31, 2013 are shown in the following tables.

Available-for-Sale

	March 31, 2014		December 31, 2013
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Mortgage-backed securities	$8,450,875	$8,472,085	$9,277,577	$9,318,633
Corporate bonds	2,771,515	2,751,329	2,765,950	2,796,210
Equity security	30,000	30,000	30,000	30,000
Total	$11,252,390	$11,253,414	$12,073,527	$12,144,843

Held-to-Maturity

	March 31, 2014		December 31, 2013
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Government sponsored enterprises	$6,912,687	$6,888,702	$7,146,409	$7,070,985
Mortgage-backed securities	25,346,867	25,792,453	26,404,573	26,731,341
Municipals	3,159,870	3,252,024	3,163,155	3,149,608
Total	35,419,424	$35,933,179	36,714,137	$36,951,934
Capitalization of net unrealized gains on securities transferred from available-for-sale	224,496		237,797
Total	$35,643,920		$36,951,934

At March 31, 2014, there were no securities available-for-sale or securities held-to-maturity that had been in a loss position for twelve months or more.

Distribution and Yields

Contractual maturities and yields on our securities available-for-sale and held-to-maturity at March 31, 2014 are shown in the following tables. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities are presented separately, maturities of which are based on expected maturities since paydowns are expected to occur before contractual maturity dates.

Available-for-Sale (1)

	Due after
	ten years
(Dollars in thousands)	Amount	Yield
Corporate bonds	$2,751	0.54%

(1)	Excludes mortgage-backed securities totaling $8,472,085 with a yield of 2.58% and an equity security in the amount $30,000.

Held-to-Maturity (2)

	Due after
	ten years
(Dollars in thousands)	Amount	Yield
U.S. Government sponsored agencies	$6,845	3.24%
Municipals	3,146	4.20
Total	$9,991	3.53%

(2)	Excludes mortgage-backed securities totaling $25,653 with a yield of 3.19%.

Nonmarketable Equity Securities – Nonmarketable equity securities are recorded at their original cost since no ready market exists for these securities. At March 31, 2014 and December 31, 2013, nonmarketable equity securities consisted of Federal Home Loan Bank and Community Bankers Bank stock, which are recorded at their original cost of $1,084,300 and $58,100, respectively and $1,536,800 and $58,100, respectively. These securities are held primarily as a pre-requisite for accessing liquidity sources provided by the issuers of these securities.

Loans

Loans, including loans held for sale, are the largest category of earning assets and typically provide higher yields than the other types of earning assets. Associated with the higher loan yields are the inherent credit and liquidity risks, which we attempt to control and counterbalance. Loans averaged $242,289,822 during the first quarter of 2014 compared to $262,024,318 during the first quarter of 2013, a decrease of $19,734,496, or 7.53%. From March 31, 2013 to March 31, 2014, we charged off loans totaling approximately $2,374,000 and foreclosed on loans totaling approximately $4,395,000, whereby the loan balances were transferred to other real estate owned. The remainder of this decrease was the result of the economic downturn in our markets and worldwide deleveraging that caused the volume of new loan customers and average loan balances carried by current customers to decrease. At March 31, 2014, total loans were $240,571,970 compared to $240,750,383 at December 31, 2013, a decrease of $174,413, or 0.07%. Excluding loans held for sale, loans were $239,634,692 at March 31, 2014, compared to $238,502,131 at December 31, 2013, an increase of $1,132,561, or 0.47%. This increase is mainly attributable to the rise of $1,482,803 in our nonresidential loans, which includes commercial loans secured by real estate. During the latter part of 2013, we renewed our emphasis on marketing commercial loan products to small business owners.

The following table summarizes the composition of our loan portfolio at March 31, 2014 and December 31, 2013.

	March 31,	% of	December 31,	% of
	2014	Total	2013	Total
Mortgage loans on real estate
Construction	$23,890,521	9.97%	$24,175,347	10.14%
Residential 1-4 family	35,761,717	14.92	35,873,036	15.04
Multifamily	3,890,201	1.62	4,312,057	1.81
Second mortgages	4,077,550	1.70	4,245,778	1.78
Equity lines of credit	21,427,102	8.94	21,270,126	8.92
Total residential	65,156,570	27.18	65,700,997	27.55
Nonresidential	105,861,288	44.18	104,378,485	43.76
Total real estate loans	194,908,379	81.33	194,254,829	81.45
Commercial and industrial	32,584,523	13.60	32,486,848	13.62
Consumer	12,136,195	5.06	11,725,319	4.92
Other, net	5,595	0.01	35,135	0.01
Total loans	$239,634,692	100.00%	$238,502,131	100.00%

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

The largest component of our loan portfolio is real estate mortgage loans. At March 31, 2014, real estate mortgage loans totaled $194,908,379 and represented 81.33% of the total loan portfolio, compared to $194,254,829, or 81.45%, at December 31, 2013. This represents an increase of $653,550, or 0.34%, from the December 31, 2013 balance.

Residential mortgage loans totaled $65,156,570 at March 31, 2014, and represented 27.18% of the total loan portfolio, compared to $65,700,997 and 27.55% respectively, at December 31, 2013.  Residential real estate loans consist of first and second mortgages on single or multi-family residential dwellings.

Nonresidential mortgage loans, which include commercial loans and other loans secured by multi-family properties and farmland, totaled $105,861,288 at March 31, 2014, compared to $104,378,485 at December 31, 2013.  This represents an increase of $1,482,803, or 1.42%, from the December 31, 2013 balance. These loans represented 44.18% and 43.76% of the total loans at March 31, 2014 and December 31, 2013, respectively.

Real estate construction loans were $23,890,521 and $24,175,348 at March 31, 2014 and December 31, 2013, respectively, and represented 9.97% and 10.14% of the total loan portfolio, respectively. From December 31, 2013 to March 31, 2014, these loans declined $284,827, or 1.18%.

Currently, the demand for real estate loans in our market area is weak, largely because of a slow recovery from the recent recession that affected many businesses and individuals in our market area.

Commercial and industrial loans increased $97,675, or 0.30%, to $32,584,523 at March 31, 2014, from $32,486,848 at December 31, 2013. The increase is attributable to our renewed emphasis on marketing commercial loan products to small business owners. At March 31, 2014 and December 31, 2013, commercial and industrial loans represented 13.60% and 13.62%, respectively, of the total loan portfolio.

Our loan portfolio is also comprised of consumer and other loans that totaled $12,141,790 and $11,760,454 at March 31, 2014 and December 31, 2013, respectively, and represented 5.07% and 4.93%, respectively, of the total loan portfolio. From December 31, 2013 to March 31, 2014, our consumer and other loans have increased by $381,336, resulting primarily from the implementation of several marketing programs designed to increase consumer borrowings.

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

The following table summarizes loan maturity distribution by type and related interest rate characteristics at March 31, 2014.

		Over
		One Year
	One Year or	Through	Over Five
(Dollars in thousands)	Less	Five Years	Years	Total

Real estate	$46,059	$123,239	$25,610	$194,908
Commercial and industrial	16,883	15,506	196	32,585
Consumer and other	1,670	7,921	2,551	12,142
	$64,612	$146,666	$28,357	$239,635
Loans maturing after one year with:
Fixed interest rates				$129,281
Floating interest rates				45,742
				$175,023

Allowance for Loan Losses

The following table summarizes the allocation of the allowance for loan losses at March 31, 2014 and December 31, 2013.

	March 31,	% of	December 31,	% of
(Dollars in thousands)	2014	Total	2013	Total
Real estate loans
Construction	$280	9.99%	$303	10.47%
Residential	1,045	37.28	1,043	36.04
Nonresidential	1,303	46.49	1,382	47.75
Total real estate loans	2,628	93.76	2,728	94.26
Commercial and industrial	100	3.57	65	2.25
Consumer and other	75	2.67	101	3.49
Total loans	$2,803	100.00%	$2,894	100.00%

Activity in the Allowance for Loan Losses

The following table summarizes the activity related to our allowance for loan losses for the three months ended March 31, 2014 and 2013.

	Three Months Ended
	March 31,
(Dollars in thousands)	2014	2013
Balance, January 1,	$2,894	$4,167
Loans charged off:
Real estate – Construction	1	7
Real estate – Residential	3	95
Real estate – Nonresidential	188	48
Total real estate loans	192	150
Commercial and industrial	-	3
Consumer and other	10	13
Total loan losses	202	166

Recoveries of previous loan losses:
Real estate – Construction	9	78
Real estate – Residential	3	90
Real estate – Nonresidential	89	-
Total real estate loans	101	168
Commercial and industrial	7	28
Consumer and other	3	2
Total recoveries	111	198
Net charge-offs (recoveries)	91	(32)
Provision for loan losses	-	-
Balance, March 31,	$2,803	$4,199

Total loans outstanding, end of period	$239,635	$256,710

Allowance for loan losses to loans outstanding	1.17%	1.64%

Risk Elements in the Loan Portfolio

The following table shows the nonperforming assets, percentages of net charge-offs, and the related percentage of allowance for loan losses for the three months ended March 31, 2014 and 2013.

	March 31,
(Dollars in thousands)	2014	2013
Loans over 90 days past due and still accruing	$-	$544
Loans on nonaccrual:
Real Estate Construction	475	2,288
Real Estate Residential	1,796	3,454
Real Estate Nonresidential	3,986	11,908
Total real estate loans	6,257	17,650
Commercial	1,353	1,808
Consumer	79	82
Total nonaccrual loans	7,689	19,540
Total of nonperforming loans	7,689	20,084
Other nonperforming assets	7,236	15,075
Total nonperforming assets	$14,925	$35,159

Percentage of nonperforming assets to total assets	4.20%	8.70%
Percentage of nonperforming loans to total loans	3.21%	7.82%
Allowance for loan losses as a percentage of non-performing loans	36.45%	20.91%

Loans over 90 days past due and still accruing – At March 31, 2014 and 2013, loans over 90 days past due and still accruing interest totaled $0 and $544,017, respectively. This improvement was achieved primarily by aggressively monitoring past due loans.

Nonaccruing loans – At March 31, 2014 and 2013, loans totaling $7,688,522 and $19,539,884, respectively, were in nonaccrual status. The improvement in nonaccrual loans was due primarily to charge-offs, foreclosures, and repayments. Generally, loans are placed on nonaccrual status if principal or interest payments become 90 days past due and/or we deem the collectibility of the principal and/or interest to be doubtful.  Once a loan is placed in nonaccrual status, all previously accrued and uncollected interest is reversed against interest income. Interest income on nonaccrual loans is recognized on a cash basis when the ultimate collectability is no longer considered doubtful.  Loans are returned to accrual status when the principal and interest amounts contractually due are brought current and future payments are reasonably assured. For the first quarters of 2014 and 2013, interest income recognized on nonaccrual loans was $31,086 and $148,728, respectively. If the nonaccrual loans had been accruing interest at their original contracted rates, related income would have been $110,227 and $289,706 for quarters ended March 31, 2014 and 2013, respectively. All nonaccruing loans at March 31, 2014 and 2013 were included in our classification of impaired loans at those dates.

Restructured loans - In situations where, for economic or legal reasons related to a borrower’s financial difficulties, a concession to the borrower is granted that we would not otherwise consider, the related loan is classified as a TDR. The restructuring of a loan may include the transfer of real estate collateral, either through the pledge of additional properties by the borrower or through a transfer to the Bank in lieu of foreclosures. Restructured loans may also include the borrower transferring to the Bank receivables from third parties, other assets, or an equity interest in the borrower in full or partial satisfaction of the loan, a modification of the loan terms, or a combination of the above.

At March 31, 2014 there were 30 loans classified as a TDR totaling $7,274,231. Of the 30 loans, 16 loans totaling $4,564,197 were performing while 14 loans totaling $2,710,034 were not performing. As of March 31, 2013 there were 51 loans classified as a TDR totaling $13,062,003. Of the 51 loans, 17 loans totaling $5,533,207 were performing while 34 loans totaling $7,528,795 were not performing. From March 31, 2013 to March 31, 2014, TDR loans decreased by $5,787,772 due to charge-offs, foreclosures and repayments. All restructured loans resulted in either extended maturity or lowered rates and were included in the impaired loan balance.

Impaired loans - At March 31, 2014, we had impaired loans totaling $15,242,612, as compared to $26,613,230 at March 31, 2013. The improvement in impaired loans in the first quarter of 2014 compared to the same period in 2013 was primarily attributable to the reduction of high-risk construction loans on our books and the phasing out of our credit exposure in the Myrtle Beach and Charleston markets, which were particularly hard hit by the downturn in real estate markets in 2013. At March 31, 2014, there were 9 borrowers that accounted for approximately 70.09% of the total amount of the impaired loans at that date. These loans were primarily commercial real estate loans located in the following South Carolina areas: 53% in the Coastal area, 22% in the Columbia area and 25% in the Florence area.  Impaired loans, as a percentage of total loans, were 6.36% at March 31, 2014 as compared 9.98% at March 31, 2013.

During the quarter ended March 31, 2014, the average investment in impaired loans was approximately $16,702,000 as compared to $26,739,000 during the quarter ended March 31, 2013. Impaired loans with a specific allocation of the allowance for loan losses totaled $5,227,045 and $7,729,196 at March 31, 2014 and 2013, respectively. The amount of the specific allocation at March 31, 2014 and 2013 was $560,661 and $405,265, respectively.

The downturn in the real estate market that began in 2008 and continued into the first quarter of 2014 has resulted in an increase in loan delinquencies, defaults and foreclosures; however, we believe these trends are stabilizing as the liquidation prices for our OREO has stabilized for vertical construction, indicating some stabilization of demand for that product.  In some cases, the current economic downturn has resulted in a significant impairment to the value of our collateral and limits our ability to sell the collateral upon foreclosure at its appraised value. There is also risk that downward trends could continue at a higher pace.  If real estate values further decline, it is also more likely that we would be required to increase our allowance for loan losses.

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

Other nonperforming assets - Other nonperforming assets consist of OREO that was acquired through foreclosure.  OREO is carried at fair market value minus estimated costs to sell. Current appraisals are obtained at time of foreclosure and write-downs, if any, charged to the allowance for loan losses as of the date of foreclosure.  On a regular basis, we reevaluate our OREO properties for impairment.  Along with gains and losses on disposal, expenses to maintain such assets and subsequent changes in the valuation allowance are included in other noninterest expense.

As of March 31, 2014, we had OREO properties totaling $7,236,115, geographically located in the following South Carolina areas – 63.00% in the Coastal area, 8.21% in the Columbia area and 28.79% in the Florence area.  The combined nature of these properties is 92.83% commercial and 7.17% residential and other. We are diligently trying to dispose of our OREO properties; however, the relatively low demand in many of these market segments affects our ability to do so in a timely manner without experiencing additional losses.  This is especially true for properties consisting of raw land.

From March 31, 2013 to March 31, 2014, OREO decreased $7,838,912, or 52.00%. During this period, sales and write downs were $7,328,022 and $4,905,476, respectively, while properties acquired through foreclosures totaled $4,394,586.

The write downs noted in the previous paragraph were primarily the result of an extensive marketing analysis of our OREO properties that we made during the fourth quarter of 2013, taking into consideration our experience as to the time required to sell OREO properties, the volume of OREO properties held by other banks in our market area, and the deeply discounted prices being offered for the purchase of OREO properties. As a result of this analysis, we increased our write downs by $3,500,000 for estimated future losses on the sale on our OREO properties.

OREO expense for the three months ended March 31, 2014 and 2013 was $115,286 and $216,265, respectively, which includes a net gain of $112,594 and a net loss of $24,340 on sales, respectively.

Deposits and Other Interest-Bearing Liabilities

Average interest-bearing liabilities decreased $58,450,568, or 18.95%, to $249,959,338 for the first quarter of 2014, from $308,409,906 for the comparable 2013 period. This decrease is primarily attributable to the significant reduction in our average interest-bearing deposits.

Deposits - For the quarters ended March 31, 2014 and 2013, average total deposits were $279,004,035 and $343,513,855, respectively, which is a decrease of $66,790,353, or 19.44%. As our loan demand declined, we concurrently lowered our rates paid for deposits, specifically for time deposits, which is the primary reason that the amount of our average time deposits are $53,289,342, or 38.89%, lower during the first quarter of 2014 than during the same period in 2013. At March 31, 2014 and December 31, 2013, total deposits were $285,294,349 and $282,415,023, respectively, a decrease of $2,879,326, or 1.02%.

Average interest-bearing deposits decreased $66,790,358, or 23.62%, to $215,923,992 for the quarter ended March 31, 2014, from $282,714,350 for the quarter ended March 31, 2013.

The average balance of non-interest bearing deposits increased $2,280,538, or 3.75%, to $63,080,043 for the three months ended March 31, 2014, from $60,799,505 for the three months ended March 31, 2013.

The following table shows the average balance amounts and the average rates paid on deposits held by us for the three months ended March 31, 2014 and 2013.

	2014		2013
	Average	Average	Average	Average
	Amount	Rate	Amount	Rate
Non-interest bearing demand deposits	$63,080,043	0.00%	$60,799,505	0.00%
Interest bearing demand deposits	46,462,181	0.08	43,955,905	0.13
Savings accounts	85,720,561	0.12	101,727,853	0.24
Time deposits	83,741,250	1.21	137,030,592	1.79
Total	$279,004,035	0.41%	$343,513,855	0.80%

Core deposits, which exclude time deposits of $100,000 or more, provide a relatively stable funding source for our loan portfolio and other earning assets. Our core deposits were $246,867,898 and $242,480,278 at March 31, 2014 and December 31, 2013, respectively. As of March 31, 2014 and December 31, 2013, our core deposits were 86.53% and 85.86% of total deposits, respectively. Overall, we have placed a high priority on securing low-cost local deposits over other, more costly, funding sources in the current low-rate environment.

Included in time deposits of $100,000 and over, at March 31, 2014 and December 31, 2013, are brokered time deposits of $23,005,000. In accordance with our asset/liability management strategy, we do not intend to renew or replace the brokered deposits outstanding at March 31, 2014, when they mature.

Deposits, and particularly core deposits, have been our primary source of funding and have enabled us to meet successfully both our short-term and long-term liquidity needs. We anticipate that such deposits will continue to be our primary source of funding in the future. Our loan-to-deposit ratio was 84.00% and 84.45% on March 31, 2014 and December 31, 2013, respectively.

The maturity distribution of our time deposits of $100,000 or more at March 31, 2014 is set forth in the following table:

March 31,
2014
Three months or less	$12,553,720
Over three through twelve months	13,793,015
Over one year through three years	11,692,887
Over three years	386,829
Total	$38,426,451

Approximately 68.56% of our time deposits of $100,000 or more had scheduled maturities within one year. Large certificate of deposit customers tend to be extremely sensitive to interest rate levels, making these deposits less reliable sources of funding for liquidity planning purposes than core deposits. We expect most certificates of deposit with maturities less than one year to be renewed upon maturity. However, there is the possibility that some certificates may not be renewed. We believe that, should these certificates of deposit not be renewed, the impact would be minimal on our operations and liquidity due to the availability of other funding sources.

Other Borrowings - Other borrowings at March 31, 2014 and December 31, 2013, consist of the following:

	March 31,	December 31,
	2014	2013
Securities sold under agreements to repurchase	$5,386,566	$4,876,118
Advances from Federal Home Loan Bank	17,000,000	23,000,000
Junior subordinated debentures	10,310,000	10,310,000

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

Capital Resources

Total shareholders' equity at March 31, 2014 and December 31, 2013 was $32.4 million and $32.1 million, respectively. The $0.3 million increase during the first three months of 2014 resulted mainly from our net income of $0.3 million.

The following table shows the return on average assets (net income divided by average total assets), return on average equity (net income divided by average equity), and equity to assets ratio (average equity divided by average total assets) for the three months ended March 31, 2014 and 2013. While we have not paid a cash dividend on our common stock since our inception, the Company has declared and paid dividends on its outstanding shares of preferred stock, and made quarterly interest payments on its trust-preferred securities as agreed. Under the terms of the Company MOU, the terms of which are more fully described as part of “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Regulatory Matters,” the Company must request prior approval from the Federal Reserve prior to declaring or paying dividends on its common stock or preferred stock, or making scheduled interest payments on its trust-preferred securities. The Federal Reserve approved the scheduled payment of dividends on the Company’s preferred stock and interest payments on the Company’s trust preferred securities for the first three quarters of 2011; however, the Federal Reserve did not approve the Company’s request to pay dividends and interest payments relating to its outstanding classes of preferred stock and trust preferred securities due and payable in the fourth quarter of 2011, and such consent has not been granted thereafter, largely out of deference to the Federal Reserve’s policy statement on dividends.

	Three Months Ended
	March 31,
	2014	2013
Return on average assets	0.40%	0.01%
Return on average equity	4.35	0.13
Average equity to average assets ratio	9.27	9.95

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

The Company and the Bank were each considered to be “well capitalized” for regulatory purposes at March 31, 2014 and December 31, 2013.

The following table shows the regulatory capital ratios for the Company and the Bank at March 31, 2014 and December 31, 2013.

	March 31, 2014		December 31, 2013
	Holding		Holding
	Company	Bank	Company	Bank

Total capital (to risk-weighted assets)	15.93%	14.55%	15.75%	14.35%
Tier 1 capital (to risk-weighted assets)	14.94%	13.56%	14.73%	13.34%
Leverage or Tier 1 capital (to total average assets)	12.21%	11.08%	11.78%	10.67%

In July 2013, the Federal Reserve, the FDIC, and the Office of the Comptroller of the Currency each approved final rules to implement the Basel III regulatory capital reforms, among other changes required by the Dodd-Frank Act. The rules will apply to all national and state banks, such as the Bank, and savings associations and most bank holding companies and savings and loan holding companies, which we collectively refer to herein as “covered banking organizations.” Bank holding companies with less than $500 million in total consolidated assets, such as the Company, are not subject to the final rules, nor are savings and loan holding companies substantially engaged in commercial activities or insurance underwriting. The framework requires covered banking organizations to hold more and higher quality capital, which acts as a financial cushion to absorb losses, taking into account the impact of risk. The approved rules include a new minimum ratio of common equity Tier 1 capital to risk-weighted assets of 4.5% as well as a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets. The rules also raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4% to 6% and include a minimum leverage ratio of 4% for all banking institutions. In terms of quality of capital, the final rules emphasize common equity Tier 1 capital and implement strict eligibility criteria for regulatory capital instruments. The final rules also change the methodology for calculating risk-weighted assets to enhance risk sensitivity. The requirements in the rules begin to phase in on January 1, 2015 for covered banking organizations such as the Bank. The requirements in the rules will be fully phased in by January 1, 2019. The ultimate impact of the new capital standards on the Bank is currently being reviewed.

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

Off-Balance Sheet Risk

Through our operations, we have made contractual commitments to extend credit in the ordinary course of business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At March 31, 2014, we had issued commitments to extend credit of $35.9 million and standby letters of credit of $0.1 million through various types of commercial lending arrangements. Approximately $31.8 million of these commitments to extend credit had variable rates.

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at March 31, 2014.

			After
		After One	Three
	Within	Through	Through	Within	Greater
	One	Three	Twelve	One	Than
(Dollars in Thousands)	Month	Months	Months	Year	One Year	Total
Unused commitments to extend credit	$1,565	$1,246	$11,232	$14,043	$21,465	$35,508
Standby letters of credit	-	-	75	75	-	75
Totals	$1,565	$1,246	$11,307	$14,118	$21,465	$35,583

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

We actively monitor and manage our interest rate risk exposure principally by measuring our interest sensitivity "gap," which is the positive or negative dollar difference between assets and liabilities that are subject to interest rate repricing within a given period of time.  Interest rate sensitivity can be managed by repricing assets or liabilities, selling securities available for sale, replacing an asset or liability at maturity, or adjusting the interest rate during the life of an asset or liability.  Managing the amount of assets and liabilities repricing in this same time interval helps to hedge the risk and minimize the impact on net interest income of rising or falling interest rates.  We generally would benefit from increasing market rates of interest when we have an asset-sensitive gap position and generally would benefit from decreasing market rates of interest when we are liability-sensitive. We were liability sensitive during the year ended December 31, 2013 and during the three months ended March 31, 2014. As of March 31, 2014, we expect to be liability sensitive for the next nine months because a majority of our deposits reprice over a 12-month period. Approximately 33% of our loans were variable rate loans at March 31, 2014. The ratio of cumulative gap to total earning assets after 12 months was a negative 44.69% because $137.0 million more liabilities will reprice in a 12-month period than assets. However, our gap analysis is not a precise indicator of our interest sensitivity position. The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally.  For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but those rates are viewed by us as significantly less interest-sensitive than market-based rates such as those paid on noncore deposits. Net interest income may be affected by other significant factors in a given interest rate environment, including changes in the volume and mix of interest-earning assets and interest-bearing liabilities.

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

At March 31, 2014, our liquid assets, consisting of cash and cash equivalents amounted to $21.2 million, or 6.01% of total assets.  Our investment securities, excluding nonmarketable securities, at March 31, 2014, amounted to $46.9 million, or 13.26% of total assets.  Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner.  However, $15.5 million of these securities were pledged as collateral to secure public deposits and borrowings as of March 31, 2014.  At December 31, 2013, our liquid assets, consisting of cash and cash equivalents, amounted to $18.2 million, or 5.13% of total assets.  Our investment securities, excluding nonmarketable securities, at December 31, 2013 amounted to $49.1 million, or 13.81% of total assets.  Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner.  However, $17.2 million of these securities were pledged as collateral to secure public deposits and borrowings as of December 31, 2013.

Our ability to maintain and expand our deposit base and borrowing capabilities serves as our primary source of liquidity.  For the near future, it is our intention to reduce the use of wholesale funding to fund loan demand, instead relying on lower-cost funding sources, particularly core deposits.  We plan to meet our future cash needs through the liquidation of temporary investments, the generation of deposits, and from additional borrowings.  In addition, we will receive cash upon the maturity and sale of loans and the maturity of investment securities. At March 31, 2014, we had a $5.6 million unused line of credit with the Federal Reserve and had sufficient unpledged securities that would have allowed us to borrow an additional $31.3 million from the Federal Reserve. Also, as member of the Federal Home Loan Bank of Atlanta, (the “FHLB”), we can make applications for borrowings that can be made for leverage purposes.  The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the Bank be pledged to secure any advances from them. We have an available line to borrow funds from the FHLB up to 30% of the Bank’s total assets, which provide additional available funds of $106.4 million at March 31, 2014.  At that date the Bank had drawn $17.0 million on this line.  Finally, we had available at March 31, 2014 an unsecured line of credit, which was unused, to purchase up to $10.0 million of federal funds from an unrelated correspondent institution.  We believe that the sources described above will be sufficient to meet our future liquidity needs.

The Company is largely dependent upon dividends from the Bank as a source of cash.  The Bank MOU restricts the ability of the Bank to declare and pay dividends to the Company.  The Company MOU requires the Company to obtain approval of the Federal Reserve prior to declaring dividends.  The Federal Reserve did not approve the Company’s request to pay dividends and interest payments relating to its outstanding classes of preferred stock and trust preferred securities due and payable in the fourth quarter of 2011, and such consent has not been granted thereafter, largely out of deference to the Federal Reserve’s policy statement on dividends. See “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Regulatory Matters” for additional information relating to the Company MOU.

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

Interest Sensitivity Analysis

The following table sets forth information regarding our rate sensitivity as of March 31, 2014, for each of the time intervals indicated. The information in the table may not be indicative of our rate sensitivity position at other points in time.  In addition, the maturity distribution indicated in the table may differ from the contractual maturities of the earning assets and interest-bearing liabilities presented due to consideration of prepayment speeds under various interest rate change scenarios in the application of the interest rate sensitivity methods described above.

The following table sets forth our interest rate sensitivity March 31, 2014.

			After		Greater
		After One	Three		Than One
	Within	Through	Through	Within	Year or
	One	Three	Twelve	One	Non-
(Dollars in Thousands)	Month	Months	Months	Year	Sensitive	Total
Assets
Interest-earning assets
Interest-bearing deposits in other banks	$17,877	$-	$-	$17,877	$-	$17,877
Time Deposits in other banks	-	-	101	101	-	101
Loans (1)	20,582	12,761	32,206	65,549	175,023	240,572
Securities - taxable	-	-	-	-	43,752	43,752
Securities - nontaxable	-	-	-	-	3,146	3,146
Nonmarketable securities	1,142	-	-	1,142	-	1,142
Total earning assets	39,601	12,761	32,307	84,669	221,921	306,590

Liabilities
Interest-bearing liabilities
Interest-bearing deposits:
Demand deposits	52,101	-	-	52,101	-	52,101
Savings deposits	85,752	-	-	85,752	-	85,752
Time deposits	17,518	7,801	36,138	61,457	19,331	80,788
Total interest-bearing deposits	155,371	7,801	36,136	199,310	19,331	218,641
Federal Home Loan Bank advances	-	-	17,000	17,000	-	17,000
Junior subordinated debentures	-	-	-	-	10,310	10,310
Repurchase agreements	5,387	-	-	5,387	-	5,387
Total interest-bearing liabilities	160,758	7,801	53,138	221,697	29,641	251,338
Period gap	$(121,157)	$4,960	$(20,831)	$(137,028)	$192,280

Cumulative gap	$(121,157)	$(116,197)	$(137,028)	$(137,028)	$55,252

Ratio of cumulative gap to total earning assets	(39.52)%	(37.90)%	(44.69)%	(44.69)%	18.02%

(1)	Including mortgage loans held for sale

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

Item 6. Exhibits

Exhibit
Number	Exhibit
10.1	Waiver of Benefits, dated December 30, 2013, by and among F.R. Saunders, Jr., the Company and the Bank
10.2	Waiver of Benefits, dated December 30, 2013, by and among Jeffrey A. Paolucci, the Company and the Bank
10.3	Waiver of Benefits, dated December 30, 2013, by and among Thomas C. Ewart, Sr., the Company and the Bank
10.4	Employment Agreement, dated as of April 23, 2003, by and between Thomas C. Ewart, Sr. and the Bank (1)
31.1	Certification pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended.
31.2	Certification pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of theSarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive Data Files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 in XBRL. Pursuant to Regulation 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and are otherwise not subject to liability.

__________

(1)	Incorporated by reference from the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003.

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST RELIANCE BANCSHARES, INC.

Date: May 13, 2014	By:	/s/ F.R. SAUNDERS, JR.
F. R. Saunders, Jr.
President & Chief Executive Officer
(Principal Executive Officer)

Date: May 13, 2014	By:	/s/ JEFFERY A. PAOLUCCI
Jeffery A. Paolucci
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

-42-