Form 10-Q
period 2014-06-30
FIRST RELIANCE BANCSHARES INC
filed 2014-08-07
CIK 1172102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

(Mark One)	FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2014

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

4,569,895 shares of common stock, par value $0.01 per share, as of July 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

FIRST RELIANCE BANCSHARES, INC.

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2014	2013
	(Unaudited)	(Audited)
Assets
Cash and cash equivalents:
Cash and due from banks	$3,020,092	$3,548,974
Interest-bearing deposits with other banks	26,260,939	14,698,851
Total cash and cash equivalents	29,281,031	18,247,825

Time deposits in other banks	101,309	101,207

Securities available-for-sale	12,026,196	12,144,843
Securities held-to-maturity (Estimated fair value of $34,928,742 and $36,951,934 at June 30, 2014 and December 31, 2013, respectively)	34,267,588	36,951,934
Nonmarketable equity securities	1,142,400	1,594,900
Total investment securities	47,436,184	50,691,677

Mortgage loans held-for-sale	2,640,943	2,248,252

Loans receivable	240,802,650	238,502,131
Less allowance for loan losses	(2,855,973)	(2,894,153)
Loans, net	237,946,677	235,607,978

Premises, furniture and equipment, net	24,109,388	24,333,616
Accrued interest receivable	1,138,284	1,129,881
Other real estate owned	7,269,512	8,932,634
Cash surrender value life insurance	13,113,466	12,945,693
Other assets	988,266	1,169,368
Total assets	$364,025,060	$355,408,131

Liabilities and Shareholders’ Equity
Liabilities
Deposits
Noninterest-bearing transaction accounts	$68,652,645	$65,576,524
Interest-bearing transaction accounts	62,345,983	46,046,043
Savings accounts	85,091,762	86,247,410
Time deposits $100,000 and over	37,935,300	39,934,745
Other time deposits	40,840,288	44,610,301
Total deposits	294,865,978	282,415,023
Securities sold under agreement to repurchase	5,583,306	4,876,118
Advances from Federal Home Loan Bank	17,000,000	23,000,000
Junior subordinated debentures	10,310,000	10,310,000
Accrued interest payable	704,004	587,649
Other liabilities	2,807,475	2,126,597
Total liabilities	331,270,763	323,315,387

Shareholders’ Equity
Preferred stock
Series A cumulative perpetual preferred stock - 15,349 shares issued and outstanding at June 30, 2014 and December 31, 2013	15,179,709	15,145,597
Series B cumulative perpetual preferred stock - 767 shares issued and outstanding at June 30, 2014 and December 31, 2013	767,000	769,894
Common stock, $0.01 par value; 20,000,000 shares authorized, 4,569,895 and 4,568,695 shares issued and outstanding at, June 30, 2014 and December 31, 2013, respectively	45,699	45,687
Capital surplus	30,611,309	30,609,281
Treasury stock, at cost, 35,176 and 29,846 shares at June 30, 2014 and December 31, 2013, respectively	(205,512)	(201,686)
Nonvested restricted stock	(18,361)	(32,138)
Retained deficit	(13,760,436)	(14,447,907)
Accumulated other comprehensive income	134,889	204,016
Total shareholders’ equity	32,754,297	32,092,744
Total liabilities and shareholders’ equity	$364,025,060	$355,408,131

See notes to condensed consolidated financial statements

FIRST RELIANCE BANCSHARES, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Interest income:
Loans, including fees	$3,322,961	$3,372,998	$6,596,640	$6,844,202
Investment securities:
Taxable	280,322	314,256	568,303	662,240
Nontaxable	28,529	-	57,100	-
Other interest income	17,854	26,592	29,756	52,935
Total	3,649,666	3,713,846	7,251,799	7,559,377
Interest expense:
Time deposits	165,848	521,825	414,967	1,126,488
Other deposits	32,494	50,277	65,827	123,988
Other interest expense	97,758	118,481	179,238	240,018
Total	296,100	690,583	660,032	1,490,494

Net interest income	3,353,566	3,023,263	6,591,767	6,068,883

Provision for loan losses	45,930	-	45,930	-

Net interest income after provision for loan losses	3,307,636	3,023,263	6,545,837	6,068,883

Noninterest income:
Service charges on deposit accounts	399,654	403,885	783,029	817,200
Gain on sales of mortgage loans	302,332	280,472	503,572	574,041
Income from bank owned life insurance	84,247	86,727	167,772	171,767
Other charges, commissions and fees	276,282	225,739	534,896	467,664
Gain on sale of securities	-	33,917	5,321	33,917
Other non-interest income	73,081	85,777	146,790	169,426
Total	1,135,596	1,116,517	2,141,380	2,234,015

Noninterest expenses:
Salaries and employee benefits	1,841,151	1,976,955	3,653,886	3,905,664
Occupancy expense	385,751	375,060	752,781	733,147
Furniture and equipment expense	392,122	177,327	806,571	472,842
Other operating expenses	1,451,875	1,805,514	2,755,290	3,372,900
Total	4,070,899	4,334,856	7,968,528	8,484,553

Income (loss) before income taxes	372,333	(195,076)	718,689	(181,655)

Income tax	-	-	-	-

Net income (loss)	372,333	(195,076)	718,689	(181,655)

Preferred stock dividends	285,865	249,247	494,985	498,495
Deemed dividends on preferred stock resulting from net accretion of discount and amortization of premium	-	44,388	31,218	88,288

Net income (loss) available to common shareholders	$86,468	$(488,711)	$192,486	$(768,438)

Average common shares outstanding, basic	4,569,895	4,095,271	4,569,510	4,095,069
Average common shares outstanding, diluted	4,630,783	4,095,271	4,640,145	4,095,069

Income (loss) per common share:
Basic income (loss) per share	$0.02	$(0.12)	$0.04	$(0.19)
Diluted income (loss) per share	0.02	(0.12)	0.04	(0.19)

See notes to condensed consolidated financial statements

FIRST RELIANCE BANCSHARES, INC.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Net income (loss) from operations	$372,333	$(195,076)	$718,689	$(181,655)

Other comprehensive loss, net of tax:
Securities available-for-sale
Unrealized holding gains (losses) arising during the period	3,798	(890,286)	(61,174)	(1,142,311)
Income tax expense (benefit)	1,291	(302,698)	(20,799)	(333,944)
Net of income taxes	2,507	(587,588)	(40,375)	(808,367)

Reclassification adjustment for gains realized in net income from operations	-	33,917	5,321	33,917
Income tax expense	-	11,532	1,809	11,532
Net of income taxes	-	22,385	3,512	22,385

Other-than-temporary impairment on available-for-sale securities	-	-	-	(70,000)
Income tax benefit	-	-	-	(8,678)
Net of income taxes	-	-	-	(61,322)

Other comprehensive income (loss) attributable to securities available-for-sale	2,507	(609,973)	(43,887)	(769,430)

Securities held-to-maturity
Amortization of net unrealized gains capitalized
on securities transferred from available-for-sale	(24,940)	-	(38,242)	-
Income tax benefit	(8,479)	-	(13,002)	-
Net of income taxes	(16,461)	-	(25,240)	-

Other comprehensive loss	(13,954)	(609,973)	(69,127)	(769,430)

Comprehensive income (loss)	$358,379	$(805,049)	$649,562	$(951,085)

See notes to condensed consolidated financial statements

FIRST RELIANCE BANCSHARES, INC.

Condensed Consolidated Statements of Shareholders’ Equity

For the Six Months Ended June 30, 2014 and 2013

(Unaudited)

							Accumulated
							Other
					Nonvested	Retained	Comprehensive
	Preferred	Common	Capital	Treasury	Restricted	Earnings	Income
	Stock	Stock	Surplus	Stock	Stock	(Deficit)	(Loss)	Total
Balance, December 31, 2012	$18,199,743	$40,949	$27,991,132	$(182,234)	$(123,466)	$(6,207,116)	$1,478,919	$41,197,927

Net loss						(181,655)		(181,655)

Changes in unrealized gains and losses on securities							(769,430)	(769,430)

Expense of auctioning
Series A and Series B Preferred stock	(169,291)							(169,291)

Accretion of Series A Preferred stock discount	96,473					(96,473)		-

Amortization of Series B Preferred stock premium	(8,185)					8,185		-

Issuance of common stock		5	997					1,002

Net change in restricted stock		4	(735)		74,610			73,879

Purchase of treasury stock				(18,957)				(18,957)

Balance, June 30, 2013	$18,118,740	$40,958	$27,991,394	$(201,191)	$(48,856)	$(6,477,059)	$709,489	$40,133,475

Balance, December 31, 2013	$15,915,491	$45,687	$30,609,281	$(201,686)	$(32,138)	$(14,447,907)	$204,016	$32,092,744

Net income						718,689		718,689

Changes in unrealized gains and losses on securities							(69,127)	(69,127)

Accretion of Series A Preferred stock discount	34,112					(34,112)		-

Amortization of Series B Preferred stock premium	(2,894)					2,894		-

Amortization of nonvested restricted stock					13,777			13,777

Issuance of common stock		12	2,028					2,040

Purchase of treasury stock				(3,826)				(3,826)

Balance, June 30, 2014	$15,946,709	$45,699	$30,611,309	$(205,512)	$(18,361)	$(13,760,436)	$134,889	$32,754,297

See notes to condensed consolidated financial statements

FIRST RELIANCE BANCSHARES, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$718,689	$(181,655)
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	45,930	-
Depreciation and amortization expense	484,637	455,695
Gain on sale of available-for-sale securities	(5,321)	(33,917)
Impairment loss on available-for-sale securities	-	70,000
(Gain) loss on sale of other real estate owned	(116,094)	243,602
Discount accretion and premium amortization	73,654	156,248
Disbursements for mortgage loans held-for-sale	(13,179,564)	(16,186,634)
Proceeds from sale of mortgage loans held-for-sale	12,786,873	19,418,127
(Increase) decrease in interest receivable	(8,403)	113,228
Increase in cash surrender value of life insurance	(167,773)	(171,767)
Increase in interest payable	116,355	51,459
Amortization of deferred compensation on restricted stock	13,777	73,879
Decrease in other assets	114,856	1,229,650
Increase in other liabilities	716,489	584,827
Net cash provided by operating activities	1,594,105	5,822,742

Cash flows from investing activities:
Net (increase) decrease in loans receivable	(2,894,831)	17,361,644
Purchases of securities available-for-sale	(6,315,831)	(1,030,258)
Proceeds on sales of securities available-for-sale	5,295,529	712,248
Maturities of securities available-for-sale	1,055,688	8,843,311
Maturities of securities held-to-maturity	2,594,536	-
Net decrease of nonmarketable equity securities	452,500	242,400
Net increase in time deposits in other banks	(102)	(153)
Proceeds from sales of other real estate owned	2,289,418	2,694,167
Purchases of premises and equipment	(194,163)	(338,750)
Net cash provided by investing activities	2,282,744	28,484,609

Cash flows from financing activities:
Net increase (decrease) in demand deposits, interest-bearing transaction accounts and savings accounts	18,220,413	(1,295,990)
Net decrease in certificates of deposit and other time deposits	(5,769,458)	(37,041,827)
Net increase in securities sold under agreements to repurchase	707,188	868,257
Net decrease in advances from Federal Home Loan Bank	(6,000,000)	-
Expense of auctioning Series A and Series B Preferred stock	-	(169,291)
Issuance of common stock	2,040	1,002
Purchase of treasury stock	(3,826)	(18,957)
Net cash provided (used) by financing activities	7,156,357	(37,656,806)

Net increase (decrease) in cash and cash equivalents	11,033,206	(3,349,455)

Cash and cash equivalents, beginning of period	18,247,825	38,062,903

Cash and cash equivalents, end of period	$29,281,031	$34,713,448

Cash paid during the period for:
Income taxes	$-	$-
Interest	543,677	1,439,035

Supplemental noncash investing and financing activities:
Foreclosures on loans transferred to other real estate owned	$510,202	$3,827,291
Net change in unrealized losses on investment securities	(69,127)	(769,430)

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

The accompanying condensed consolidated financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit certain disclosures that would appear in audited annual consolidated financial statements. The consolidated financial statements as of June 30, 2014 and for the interim periods ended June 30, 2014 and 2013 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. The consolidated financial information as of December 31, 2013 has been derived from the audited consolidated financial statements as of that date. For further information, refer to the consolidated financial statements and the notes included in First Reliance Bancshares, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013.

Note 2 - Recently Issued Accounting Pronouncements

The following is a summary of recent authoritative pronouncements: – First Quarter

In January 2014, the Financial Accounting Standards Board (the “FASB”) amended Receivables topic of the Accounting Standards Codification. The amendments are intended to resolve diversity in practice with respect to when a creditor should reclassify a collateralized consumer mortgage loan to other real estate owned (“OREO”). In addition, the amendments require a creditor reclassify a collateralized consumer mortgage loan to OREO upon obtaining legal title to the real estate collateral, or the borrower voluntarily conveying all interest in the real estate property to the lender to satisfy the loan through a deed in lieu of foreclosure or similar legal agreement. The amendments will be effective for the Company for annual periods, and interim periods within those annual periods, beginning after December 15, 2014, with early implementation of the guidance permitted. In implementing this guidance, assets that are reclassified from real estate to loans are measured at the carrying value of the real estate at the date of adoption. Assets reclassified from loans to real estate are measured at the lower of the net amount of the loan receivable or the fair value of the real estate less costs to sell at the date of adoption. The Company will apply the amendments prospectively. The Company does not expect these amendments to have a material effect on its financial statements.

Financial Services Quarterly Update – Second Quarter 2014

In May 2014, the FASB issued guidance to change the recognition of revenue from contracts with customers. The core principle of the new guidance is that an entity should recognize revenue to reflect the transfer of goods and services to customers in an amount equal to the consideration the entity receives or expects to receive. The guidance will be effective for the Company for reporting periods beginning after December 15, 2016. The Company will apply the guidance using a modified retrospective approach. The Company does not expect these amendments to have a material effect on its financial statements.

In June 2014, the FASB issued guidance which makes limited amendments to the guidance on accounting for certain repurchase agreements. The new guidance (1) requires entities to account for repurchase-to-maturity transactions as secured borrowings (rather than as sales with forward repurchase agreements), (2) eliminates accounting guidance on linked repurchase financing transactions, and (3) expands disclosure requirements related to certain transfers of financial assets that are accounted for as sales and certain transfers (specifically, repos, securities lending transactions, and repurchase-to-maturity transactions) accounted for as secured borrowings. The amendments will be effective for the Company for the first interim or annual period beginning after December 15, 2014. The Company will apply the guidance by making a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. The Company does not expect these amendments to have a material effect on its financial statements.

In June 2014, the FASB issued guidance which clarifies that performance targets associated with stock compensation should be treated as a performance condition and should not be reflected in the grant date fair value of the stock award. The amendments will be effective for the Company for fiscal years that begin after December 15, 2015. The Company will apply the guidance to all stock awards granted or modified after the amendments are effective. The Company does not expect these amendments to have a material effect on its financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operation or cash flow.

Note 3 - Reclassifications

Certain captions and amounts in the financial statements in the Company’s Form 10-Q for the quarter ended June 30, 2013 were reclassified to conform to the June 30, 2014 presentation.

Note 4 - Investment Securities

The amortized cost and estimated fair values of securities available-for-sale were:

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
June 30, 2014
Mortgage-backed securities	$9,214,232	$51,296	$85,072	$9,180,456
Corporate bonds	2,777,143	38,597	-	2,815,740
Equity security	30,000	-	-	30,000
Total	$12,021,375	$89,893	$85,072	$12,026,196

December 31, 2013
Mortgage-backed securities	$9,277,577	$87,635	$46,579	$9,318,633
Corporate bonds	2,765,950	30,260	-	2,796,210
Equity security	30,000	-	-	30,000
Total	$12,073,527	$117,895	$46,579	$12,144,843

The amortized cost and estimated fair values of securities held-to-maturity were:

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
June 30, 2014
U.S. Government sponsored agencies	$6,871,684	$136,559	$28,098	$6,980,145
Mortgage-backed securities	24,039,806	746,113	153,432	24,632,487
Municipals	3,156,542	159,568	-	3,316,110
	34,068,032	$1,042,240	$181,530	$34,928,742
Unamortized capitalization of net unrealized gains on securities transferred from available-for-sale	199,556
Total	$34,267,588

December 31, 2013
U.S. Government sponsored agencies	$7,146,409	$80,707	$156,131	$7,070,985
Mortgage-backed securities	26,404,573	537,133	210,365	26,731,341
Municipals	3,163,155	17,569	31,116	3,149,608
	36,714,137	$635,409	$397,612	$36,951,934
Capitalization of net unrealized gains on securities transferred from available-for-sale	237,797
Total	$36,951,934

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

The following is a summary of maturities of securities available-for-sale and held-to-maturity as of June 30, 2014. The amortized cost and estimated fair values are based on the contractual maturity dates. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty. Mortgage-backed securities are presented as a separate line, maturities of which are based on expected maturities since paydowns are expected to occur before contractual maturity dates.

	Securities		Securities
	Available-for-Sale		Held-to-Maturity
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Due after five years but within ten years	$2,777,143	$2,815,740	$-	$-
Due after ten years	-	-	9,948,347	10,296,255
Mortgage-backed securities	9,214,232	9,180,456	24,319,241	24,632,487
Equity security	30,000	30,000	-	-
Total	$12,021,375	$12,026,196	$34,267,588	$34,928,742

The following table shows gross unrealized losses and fair value of securities available-for-sale, aggregated by investment category, and length of time that individual securities have been in a continuous realized loss position at June 30, 2014 and December 31, 2013.

	June 30, 2014		December 31, 2013
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses
Less Than 12 Months
Mortgage-backed securities	$4,878,136	$24,251	$1,999,360	$46,579

12 Months or More
Mortgage-backed securities	1,751,215	60,821	-	-
Total securities available-for-sale	$6,629,351	$85,072	$1,999,360	$46,579

The following table shows gross unrealized losses and fair value of securities held-to-maturity, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2014 and December 31, 2013.

	June 30, 2014		December 31, 2013
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses
Less Than 12 Months
U.S. Government sponsored agencies	$-	$-	$4,549,325	$156,131
Mortgage-backed securities	-	-	5,011,313	210,365
Municipals	-	-	2,037,029	31,116
Total	-	-	11,597,667	397,612

12 Months or More
U.S. Government sponsored agencies	4,488,435	28,098	-	-
Mortgage-backed securities	4,771,155	153,432	-	-
Total	9,259,590	181,530	-	-
Total securities held-to-maturity	$9,259,590	$181,530	$11,597,667	$397,612

At June 30, 2014, three securities classified as available-for-sale and three securities classified as held-to-maturity were in a loss position as detailed in the preceding tables. The Company does not intend to sell these securities in the near future and it is more likely than not that the Company will not be required to sell these securities before recovery of their amortized cost. The Company believes that, based on industry analyst reports and credit ratings, the deterioration in value is attributable to changes in market interest rates and, therefore, these losses are not considered other-than-temporary.

During the first six months of 2014 and 2013, gross proceeds from the sale of available-for-sale securities were $5,295,529, and $712,248, respectively. During these periods, gross gains totaled $39,110 and $33,917, while gross losses totaled $33,789 and $0, respectively.

Note 5 – Loans Receivable and Allowance for Loan Losses

Major classifications of loans receivable are summarized as follows:

	June 30,	December 31,
	2014	2013
Real estate loans:
Construction	$21,748,338	$24,175,347
Residential:
Residential 1-4 family	38,633,484	35,873,036
Multifamily	3,745,052	4,312,057
Second mortgages	4,182,857	4,245,778
Equity lines of credit	20,838,486	21,270,126
Total residential	67,399,879	65,700,997
Nonresidential	103,870,461	104,378,485
Total real estate loans	193,018,678	194,254,829
Commercial and industrial	30,797,484	32,486,848
Consumer	16,917,945	11,725,319
Other	68,543	35,135
Total loans	$240,802,650	$238,502,131

The Company has pledged certain loans as collateral to secure its borrowings from the Federal Home Loan Bank. The total of loans pledged was $81,259,480 and $76,972,548 at June 30, 2014 and December 31, 2013, respectively.

The following is an analysis of the allowance for loan losses by class of loans for the six months ended June 30, 2014 and the year ended December 31, 2013.

June 30, 2014

					Total
		Real Estate Loans			Real
(Dollars in Thousands)				Non-	Estate		Consumer
	Total	Construction	Residential	Residential	Loans	Commercial	and Other
Beginning balance	$2,894	$303	$1,043	$1,382	$2,728	$65	$101
Provisions	46	(215)	385	(440)	(270)	142	174
Recoveries	397	134	17	192	343	50	4
Charge-offs	(481)	(4)	(271)	(188)	(463)	-	(18)
Ending balance	$2,856	$218	$1,174	$946	$2,338	$257	$261

December 31, 2013

					Total
		Real Estate Loans			Real
(Dollars in Thousands)				Non-	Estate		Consumer
	Total	Construction	Residential	Residential	Loans	Commercial	and Other
Beginning balance	$4,167	$1,441	$951	$1,129	$3,521	$616	$30
Provisions	610	(980)	903	1,136	1,059	(548)	99
Recoveries	455	138	177	35	350	89	16
Charge-offs	(2,338)	(296)	(988)	(918)	(2,202)	(92)	(44)
Ending balance	$2,894	$303	$1,043	$1,382	$2,728	$65	$101

The following is a summary of loans evaluated for impairment individually and collectively, by class, for the six months ended June 30, 2014 and the year ended December 31, 2013.

June 30, 2014

					Total
		Real Estate Loans			Real
(Dollars in Thousands)				Non-	Estate		Consumer
	Total	Construction	Residential	Residential	Loans	Commercial	and Other
Allowance
Evaluated for impairment
Individually	$491	$-	$323	$14	$337	$151	$3
Collectively	2,365	218	851	932	2,001	106	258
Allowance for loan losses	$2,856	$218	$1,174	$946	$2,338	$257	$261

Total Loans
Evaluated for impairment
Individually	$11,935	$450	$3,443	$6,495	$10,388	$1,460	$87
Collectively	228,868	21,298	63,957	97,376	182,631	29,337	16,900
Loans receivable	$240,803	$21,748	$67,400	$103,871	$193,019	$30,797	$16,987

December 31, 2013

					Total
		Real Estate Loans			Real
(Dollars in Thousands)				Non-	Estate		Consumer
	Total	Construction	Residential	Residential	Loans	Commercial	and Other
Allowance
Evaluated for impairment
Individually	$405	$2	$185	$163	$350	$53	$2
Collectively	2,489	301	858	1,219	2,378	12	99
Allowance for loan losses	$2,894	$303	$1,043	$1,382	$2,728	$65	$101

Total Loans
Evaluated for impairment
Individually	$18,160	$2,495	$3,091	$10,998	$16,584	$1,480	$96
Collectively	220,342	21,680	62,610	93,381	177,671	31,007	11,664
Loans receivable	$238,502	$24,175	$65,701	$104,379	$194,255	$32,487	$11,760

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

The following summarizes the Company’s impaired loans as of June 30, 2014.

		Unpaid		Average
(Dollars in Thousands)	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment
With no related allowance recorded:
Real estate
Construction	$450	$450	$-	$601
Residential	2,255	2,405	-	2,293
Nonresidential	5,927	6,093	-	6,236
Total real estate loans	8,632	8,948	-	9,130
Commercial	84	91	-	39
Consumer and other	70	75	-	81
	8,786	9,114	-	9,250

With an allowance recorded:
Real estate
Construction	-	-	-	1,199
Residential	1,188	1,224	323	956
Nonresidential	568	574	14	2,278
Total real estate loans	1,756	1,798	337	4,433
Commercial	1,376	1,376	151	1,419
Consumer and other	17	22	3	10
	3,149	3,196	491	5,862

Total
Real estate
Construction	450	450	-	1,800
Residential	3,443	3,629	323	3,249
Nonresidential	6,495	6,667	14	8,514
Total real estate loans	10,388	10,746	337	13,563
Commercial	1,460	1,467	151	1,458
Consumer and other	87	97	3	91
Total	$11,935	$12,310	$491	$15,112

The following summarizes the Company’s impaired loans as of December 31, 2013.

		Unpaid		Average
(Dollars in Thousands)	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment
With no related allowance recorded:
Real estate
Construction	$680	$849	$-	$1,599
Residential	2,127	2,272	-	3,038
Nonresidential	6,047	6,365	-	8,187
Total real estate loans	8,854	9,486	-	12,824
Commercial	12	18	-	1,131
Consumer and other	83	91	-	75
	8,949	9,595	-	14,030

With an allowance recorded:
Real estate
Construction	1,815	1,815	2	1,777
Residential	964	999	185	1,299
Nonresidential	4,951	5,087	163	2,803
Total real estate loans	7,730	7,901	350	5,879
Commercial	1,468	1,538	53	606
Consumer and other	13	14	2	28
	9,211	9,453	405	6,513

		Unpaid		Average
(Dollars in Thousands)	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment
Total
Real estate
Construction	$2,495	$2,664	$2	$3,375
Residential	3,091	3,271	185	4,337
Nonresidential	10,998	11,452	163	10,990
Total real estate loans	16,584	17,387	350	18,702
Commercial	1,480	1,556	53	1,737
Consumer and other	96	105	2	104
Total	$18,160	$19,048	$405	$20,543

Interest income on impaired loans other than nonaccrual loans is recognized on an accrual basis. Interest income on nonaccrual loans is recognized only as collected. For the six months ended June 30, 2014 and 2013, interest income recognized on nonaccrual loans was $55,098 and $217,797, respectively. If the nonaccrual loans had been accruing interest at their original contracted rates, related income would have been $98,892 and $247,674 for the six months ended June 30, 2014 and 2013, respectively.

A summary of current, past due and nonaccrual loans as of June 30, 2014 was as follows:

	Past Due	Past Due Over 90 days
(Dollars in Thousands)	30-89	and	Non-	Total		Total
	Days	Accruing	Accruing	Past Due	Current	Loans
Real estate
Construction	$23	$-	$251	$274	$21,474	$21,748
Residential	-	-	1,969	1,969	65,431	67,400
Nonresidential	-	-	3,327	3,327	100,544	103,871
Total real estate loans	23	-	5,547	5,570	187,449	193,019
Commercial	5	-	8	13	30,784	30,797
Consumer and other	1	-	86	87	16,900	16,987
Totals	$29	$-	$5,641	$5,670	$235,133	$240,803

A summary of current, past due and nonaccrual loans as of December 31, 2013 was as follows:

	Past Due	Past Due Over 90 days
(Dollars in Thousands)	30-89	and	Non-	Total		Total
	Days	Accruing	Accruing	Past Due	Current	Loans
Real estate
Construction	$11	$-	$481	$492	$23,683	$24,175
Residential	344	-	1,672	2,016	63,685	65,701
Nonresidential	24	127	5,006	5,157	99,222	104,379
Total real estate loans	379	127	7,159	7,665	186,590	194,255
Commercial	3	-	1,393	1,396	31,091	32,487
Consumer and other	19	8	74	101	11,659	11,760
Totals	$401	$135	$8,626	$9,162	$229,340	$238,502

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

At June 30, 2014 there were 27 loans classified as a TDR totaling $6,586,176. Of the 27 loans, 15 loans totaling $5,873,955 were performing while 12 loans totaling $712,221 were not performing. As of December 31, 2013, there were 30 loans classified as TDRs totaling $7,157,230. Of the 30 loans, 16 loans totaling $3,481,589 were performing while 14 loans totaling $3,675,641 were not performing. All of these restructured loans resulted in either extended maturity or lowered rates and were included in the impaired loan balance.

The following table provides, by class, the number of loans modified as TDRs during the three months and six months ended June 30, 2014.

(Dollars in Thousands)	Three Months Ended June 30, 2014			Six Months Ended June 30, 2014
			Unpaid			Unpaid
	Number	Recorded	Principal	Number	Recorded	Principal
	of Loans	Investment	Balance	of Loans	Investment	Balance
Reduced Rate
Real estate - Residential	-	$-	$-	1	$62	$62

The following table provides, by class, the number of loans modified as TDRs during the three and six months ended June 30, 2013.

(Dollars in Thousands)	Three Months Ended June 30, 2013			Six Months Ended June 30, 2013
			Unpaid			Unpaid
	Number	Recorded	Principal	Number	Recorded	Principal
	of Loans	Investment	Balance	of Loans	Investment	Balance
Extended maturity
Real estate –
Residential	2	$76	$76	2	$76	$76
Nonresidential	1	204	204	1	204	204
Commercial	1	14	14	1	14	14
Consumer and other	-	-	-	1	13	13
Total	4	294	294	5	307	307

Reduced Rate
Real estate –
Residential	1	287	287	2	457	457
Total	1	287	287	2	457	457
Totals	5	$581	$581	7	$764	$764

The following tables provide the number of loans and leases modified as TDRs during the previous 12 months which subsequently defaulted during the three and six months ended June 30, 2014 and 2013, as well as the recorded investments and unpaid principal balances as of June 30, 2014 and 2013. Loans in default are those past due greater than 89 days.

June 30, 2014

(Dollars in Thousands)	Three Months Ended June 30, 2014			Six Months Ended June 30, 2014
			Unpaid			Unpaid
	Number	Recorded	Principal	Number	Recorded	Principal
	of Loans	Investment	Balance	of Loans	Investment	Balance
Extended maturity
Consumer	1	$11	$11	1	$11	$11

June 30, 2013

(Dollars in Thousands)	Three Months Ended June 30, 2013			Six Months Ended June 30, 2013
			Unpaid			Unpaid
	Number	Recorded	Principal	Number	Recorded	Principal
	of Loans	Investment	Balance	of Loans	Investment	Balance
Extended maturity
Real estate –
Nonresidential	1	$104	$104	1	$104	$104

Reduced Rate
Real estate –
Residential	-	-	-	1	171	171
Nonresidential	-	-	-	1	119	119
Total	-	-	-	2	290	290

Totals	1	$104	$104	3	$394	$394

All loans modified as TDRs are evaluated for impairment. The nature and extent of impairment of TDRs, including those which have experienced a subsequent default, are considered in determining an appropriate level of allowance for credit losses.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.

As of June 30, 2014, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

					Total
		Real Estate Loans			Real
(Dollars in Thousands)				Non-	Estate		Consumer
	Total	Construction	Residential	Residential	Loans	Commercial	and Other
Pass	$199,511	$14,505	$58,045	$82,149	$154,699	$27,984	$16,828
Special mention	26,462	6,992	5,849	12,202	25,043	1,353	66
Substandard	14,830	251	3,506	9,520	13,277	1,460	93
Doubtful	-	-	-	-	-	-	-
Totals	$240,803	$21,748	$67,400	$103,871	$193,019	$30,797	$16,987

As of December 31, 2013, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

					Total
		Real Estate Loans			Real
(Dollars in Thousands)				Non-	Estate		Consumer
	Total	Construction	Residential	Residential	Loans	Commercial	and Other
Pass	$193,839	$14,406	$56,227	$81,891	$152,524	$29,735	$11,580
Special mention	27,926	9,085	5,904	11,588	26,577	1,271	78
Substandard	16,737	684	3,570	10,900	15,154	1,481	102
Doubtful	-	-	-	-	-	-	-
Totals	$238,502	$24,175	$65,701	$104,379	$194,255	$32,487	$11,760

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

The following table summarizes the Company’s off-balance sheet financial instruments whose contract amounts represent credit risk at the dates indicated below:

	June 30,	December 31,
	2014	2013
Commitments to extend credit	$35,341,147	$34,397,688
Standby letters of credit	75,000	8,000

Note 6 – Other Real Estate Owned

Transactions in OREO for the six months ended June 30, 2014 and year ended December 31, 2013 are summarized below:

	June 30,	December 31,
	2014	2013
Beginning balance	$8,932,634	$15,289,991
Additions	510,202	4,827,496
Sales	(2,173,324)	(6,279,377)
Write downs	-	(4,905,476)
Ending balance	$7,269,512	$8,932,634

The Company recognized a net gain of $116,094 and a net loss of $243,602 on the sale of OREO for the six months ended June 30, 2014 and 2013, respectively.

OREO expense for the six months ended June 30, 2014 and 2013 was $276,900 and $826,686, respectively, which includes gains and losses on sales.

Note 7 – Shareholders’ Equity

Common Stock – The following is a summary of the changes in common shares outstanding for the six months ended June 30, 2014 and 2013.

	Six Months Ended
	June 30,
	2014	2013
Common shares outstanding at beginning of the period	4,568,695	4,094,861
Issuance of common stock	1,200	550
Issuance of non-vested restricted shares	-	1,245
Forfeiture of restricted shares	-	(835)
Common shares outstanding at end of the period	4,569,895	4,095,821

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

The Series B Preferred Stock is a cumulative perpetual preferred stock that has the same rights, preferences, privileges, voting rights and other terms as the Series A Preferred Stock, except that dividends will be paid at the rate of 9% per year so long as the Series A Preferred Stock is outstanding and may not be redeemed until all the Series A Preferred Stock has been redeemed. The Series A and Series B Preferred Shares will receive preferential treatment in the event of liquidation, dissolution or winding up of the Company.

The Company must request prior approval from the Federal Reserve Bank of Richmond (the “Federal Reserve”) prior to declaring or paying dividends on its common stock or preferred stock, or making scheduled interest payments on its trust-preferred securities. Such approval was not granted by the Federal Reserve for payment of the Company’s dividends and interest payments due and payable in the eleven consecutive quarters ended June 30, 2014. Additionally, such approval was not granted for payments due in the third quarter of 2014. Since the Company has not paid the dividend on its Series A and Series B Shares for more than six consecutive quarterly periods, the holders of these shares currently have the right to appoint up to two individuals to the Company’s board of directors. To date, the right to appoint directors has not been exercised by the holders.

As of June 30, 2014, dividends in arrears on the Series A and Series B shares totaled $2,377,065.

Note 8 – Income Taxes

The income tax expense related to the Company’s pretax income for the three and six months ended June 30, 2014 was offset by a reversal of an equal amount of the Company’s valuation allowance related to its deferred tax assets. Likewise, the income tax benefit related to the Company's pretax loss for the three and six months ended June 30, 2013 was offset by the increase of an equal amount in the valuation allowance related to its deferred tax assets. Therefore, no income tax provision was recorded for the three and six months ended June 30, 2014 and 2013.

Note 9 – Net Income (Loss) Per Common Share

Net income (loss) available to common shareholders represents net income (loss) adjusted for preferred dividends including dividends declared, accretions of discounts and amortization of premiums on preferred stock issuances and cumulative dividends related to the current dividend period that have not been declared as of period end. All potential dilutive common shares equivalents were deemed to be anti-dilutive for the three and six months ended June 30, 2013, due to the net loss available to common shareholders.

The following is a summary of the net income (loss) per common share calculations for the three months and six months ended June 30, 2014 and 2013.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net income (loss) available to common shareholders
Net income (loss)	$372,333	$(195,076)	$718,689	$(181,655)
Preferred stock dividends	285,865	249,247	494,985	498,495
Deemed dividends on preferred stock resulting from net accretion of discount and amortization of premium	-	44,388	31,218	88,288

Net income (loss) available to common shareholders	$86,468	$(488,711)	$192,486	$(768,438)

Basic net income (loss) per common share:
Net income (loss) available to common shareholders	$86,468	$(488,711)	$192,486	$(768,438)

Average common shares outstanding - basic	4,569,895	4,095,271	4,569,510	4,095,069

Basic net income (loss) per share	$0.02	$(0.12)	$0.04	$(0.19)

Diluted net income (loss) per common share:
Net income (loss) available to common shareholders	$86,468	$(488,711)	$192,486	$(768,438)

Average common shares outstanding - basic	4,569,895	4,095,271	4,569,510	4,095,069

Dilutive potential common shares	60,888	-	70,635	-

Average common shares outstanding - diluted	4,630,783	4,095,271	4,640,145	4,095,069

Diluted income (loss) per share	$0.02	$(0.12)	$0.04	$(0.19)

Note 10 - Equity Incentive Plan

On January 19, 2006, the Company adopted the 2006 Equity Incentive Plan (the “Plan”), which provides for the granting of dividend equivalent rights options, performance unit awards, phantom shares, stock appreciation rights and stock awards, each of which are subject to such conditions based upon continued employment, passage of time or satisfaction of performance criteria or other criteria as permitted by the Plan. The Plan, which was amended on September 17, 2010, allows the Company to award, subject to approval by the Board of Directors, up to 950,000 shares of stock to officers, employees, and directors, consultants and service providers of the Company or its affiliates. Awards may be granted for a term of up to ten years from the effective date of grant. Under the Plan, our Board of Directors has sole discretion as to the exercise date of any awards granted. The per-share exercise price of incentive stock awards may not be less than the market value of a share of common stock on the date the award is granted. Any awards that expire unexercised or are canceled become available for re-issuance.

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

Restricted shares may be subject to one or more objective employment, performance or other forfeiture conditions established by the Plan Committee at the time of grant. Under the terms of the Plan, the restricted shares will not vest unless the Company’s retained earnings at the end of the fiscal quarter preceding the third anniversary of the restricted share award date are greater than the award value of the restricted shares. Any shares of restricted stock that are forfeited will again become available for issuance under the Plan. An employee or director has the right to vote the shares of restricted stock after grant until they are forfeited. Compensation cost for restricted stock is equal to the market value of the shares at the date of the award and is amortized to compensation expense over the vesting period. Dividends, if any, will be paid on awarded but unvested stock.

The Company did not issue any shares of restricted stock, nor were there any forfeitures of restricted stock, during the first six months of 2014. During the six months ended June 30, 2013, the Company issued 1,245 of restricted stock pursuant to the Plan. The shares cliff vest in three years and are fully vested in 2016, subject to meeting the performance criteria of the Plan. The weighted-average fair value of restricted stock issued during the six months ended June 30, 2013 was $1.76 per share. Compensation cost associated with the issuance was $2,191 for the six months ended June 30, 2013. During the first six months of 2013, 835 shares were forfeited having a weighted average price of $3.50. Deferred compensation expense of $13,777 and $73,879, relating to restricted stock, was amortized to income during the six months ended June 30, 2014 and 2013, respectively.

The Plan also allows for the issuance of Stock Appreciation Rights ("SARs"). The SARs entitle the participant to receive the excess of (1) the market value of a specified or determinable number of shares of the stock at the exercise date over the fair value at grant date or (2) a specified or determinable price which may not in any event be less than the fair market value of the stock at the time of the award. Upon exercise, the Company can elect to settle the awards using either Company stock or cash. The shares start vesting after five years and vest at 20% per year until fully vested. Compensation cost for SARs is amortized to compensation expense over the vesting period. No SARs were issued during the first six months of 2014 and 2013.

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

Loans - The Company does not record loans at fair value on a recurring basis, however, from time to time, a loan is considered impaired and an allowance for loan loss is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan are considered impaired. Once a loan is identified as individually impaired, management measures impairment. The fair value of impaired loans is estimated using one of several methods, including the collateral value, market value of similar debt, enterprise value, liquidation value, and discounted cash flows. Those impaired loans not requiring a specific allowance represent loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At June 30, 2014 and December 31, 2013, a significant portion of impaired loans were evaluated based upon the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the loan as nonrecurring Level 3.

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

The tables below present the balances of assets and liabilities measured at fair value on a recurring basis by level within the hierarchy at June 30, 2014 and December 31, 2013.

	Total	Level 1	Level 2	Level 3
June 30, 2014
Available-for-sale securities:
Mortgage-backed securities	$9,180,456	$-	$9,180,456	$-
Corporate bonds	2,815,740	-	2,815,740	-
Equity security	30,000	-	30,000	-
	12,026,196	-	12,026,196	-
Mortgage loans held for sale (1)	2,640,943	-	2,640,943	-
	$14,667,139	$-	$14,667,139	$-

December 31, 2013
Available-for-sale securities:
Mortgage-backed securities	$9,318,633	$-	$9,318,633	$-
Corporate bonds	2,796,210	-	2,796,210	-
Equity security	30,000	-	30,000	-
	12,144,843	-	12,144,843	-
Mortgage loans held for sale (1)	2,248,252	-	2,248,252	-
	$14,393,095	$-	$14,393,095	$-

(1) Carried at the lower of cost or market.

There were no liabilities measured at fair value on a recurring basis at June 30, 2014 and December 31, 2013.

Assets Recorded at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table presents the assets and liabilities measured at fair value on a nonrecurring basis at June 30, 2014 and December 31, 2013, aggregated by level in the fair value hierarchy within which those measurements fall.

	Total	Level 1	Level 2	Level 3
June 30, 2014
Collateral-dependent impaired loans receivable	$8,993,362	$-	$-	$8,993,362
Other real estate owned	7,269,512	-	-	7,269,512
Total assets at fair value	$16,262,874	$-	$-	$16,262,874

December 31, 2013
Collateral-dependent impaired loans receivable	$13,359,438	$-	$-	$13,359,438
Other real estate owned	8,932,634	-	-	8,932,634
Total assets at fair value	$22,292,072	$-	$-	$22,292,072

For level 3 assets measured at fair value on a non-recurring basis as of June 30, 2014 and December 31, 2013, the significant unobservable inputs in the fair value measurements were as follows:

General
	Valuation Technique	Significant Unobservable Inputs	Range

Collateral-dependant impaired loans receivable	Appraised Value	Collateral discounts	0-10%

Other real estate owned	Appraised Value	Collateral discounts and estimated costs to sell	0-10%

There were no liabilities measured at fair value on a nonrecurring basis at June 30, 2014 and December 31, 2013.

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

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of June 30, 2014 and December 31, 2013. This table excludes financial instruments for which the carrying amount approximates fair value. For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization. For financial liabilities such as noninterest-bearing demand, interest-bearing demand, and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity.

			Fair Value Measurements
			Quoted
			Prices in
			Active Markets
			for Identical	Other	Significant
			Assets or	Observable	Unobservable
	Carrying	Fair	Liabilities	Inputs	Inputs
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2014

Financial Assets:
Securities held-to-maturity	$34,267,588	$34,928,742	$-	$34,928,742	$-
Loans receivable	240,802,650	242,842,000	-	-	242,842,000

Financial Liabilities:
Certificates of deposit	$78,775,588	$79,027,000	$-	$79,027,000	$-
Advances from Federal Home Loan Bank	17,000,000	17,162,000	-	17,162,000	-

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion reviews our results of operations and assesses our financial condition as of and for the periods indicated. You should read the following discussion and analysis in conjunction with the discussion of forward-looking statements and unaudited condensed consolidated financial statements as of and for the three and six months ended June 30, 2014 and 2013 included elsewhere in this report and the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

• increased cybersecurity risk, including potential business disruptions or financial losses;

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

Overview

The following discussion describes our results of operation for the quarter and six months ended June 30, 2014 as compared to the quarter and six months ended June 30, 2013 and also analyzes our financial condition as of June 30, 2014 as compared to December 31, 2013.

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

The following discussion and analysis also identifies significant factors that have affected our financial position and operating results during the periods included in the accompanying financial statements.  We encourage you to read this discussion and analysis in conjunction with our financial statements and the other statistical information included in our filings with the Securities and Exchange Commission (the “SEC”).

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

Regulatory Matters

Following an examination of the Bank by the FDIC during the first quarter of 2010, the Bank's Board of Directors agreed to enter into a Memorandum of Understanding (the "Bank MOU") with the FDIC and the South Carolina Board of Financial Institutions (the “SC Board”), which became effective August 19, 2010. Among other things, the Bank MOU provides for the Bank to (i) review and formulate objectives relative to liquidity and growth, including a reduction in reliance on volatile liabilities, (ii) formulate plans for the reduction and improvement in adversely classified assets, (iii) maintain a Tier 1 leverage capital ratio of 8% and continue to be "well capitalized" for regulatory purposes, (iv) continue to maintain an adequate allowance for loan and lease losses, (v) not pay any dividend to the Company without the approval of the regulators, (vi) review officer performance and consider additional staffing needs, and (vii) provide progress reports and submit various other information to the regulators.

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

In response to these regulatory matters, the Bank and the Company have taken various actions designed to improve our lending procedures, nonperforming assets, liquidity and capital position and other conditions related to our operations, which are more fully described in turn as part of this discussion. We believe that the successful completion of these initiatives, and the continued improvement of the local economy of the communities we serve, will result in full compliance with our regulatory obligations with the FDIC, the SC Board and the Federal Reserve and position us well for stability and growth over the long term, although we can make no assurances that our regulatory authorities will deem us to be in compliance with the regulatory directives discussed above.

Effect of Economic Trends

Economic conditions, competition and federal monetary and fiscal policies also affect financial institutions. Lending activities are also influenced by regional and local economic factors, such as housing supply and demand, competition among lenders, customer preferences and levels of personal income and savings in our primary market area.

Results of Operations

The Company’s operating results for the three and six months ended June 30, 2014 improved significantly versus the same periods of the prior year. Specifically, net income available to common shareholders was $86,468, or a basic and diluted income per common share of $0.02, for the three months ended June 30, 2014, versus a net loss available to common shareholders of $488,711, or a basic and diluted loss per common share of $0.12, for the three months ended June 30, 2013. Comparing the first three months of 2014 with the first three months of 2013, we experienced an increase of $575,179 in net income available to common shareholders. This improvement in operating results for the three months ended June 30, 2014 is attributed primarily to the an increase of $330,303 in our net interest income and a reduction of $263,957 in our noninterest expenses. A detailed discussion of each of these items and others affecting our operating results for the period follows.

For the six months ended June 30, 2014, net income available to common shareholders was $192,486, or a basic and diluted income per common share of $0.04, versus net loss available to common shareholders of $768,438, or a basic and diluted loss per common share of $0.19, for the six months ended June 30, 2013. Comparing the first six months of 2014 with the first six months of 2013, we experienced an increase of $960,924 in our net income available to common shareholders. This increase is primarily attributable to the $522,884 increase in our net interest income and to the decline of $516,025 in our noninterest expenses. A detailed discussion of each of these items and others affecting our operating results for the period follows.

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

Net interest income increased $330,303, or 10.93%, to $3,353,566 for the quarter ended June 30, 2014, from $3,023,263 for the comparable period of 2013. Our net interest income for the six months ended June 30, 2014 and 2013 was $6,591,767 and $6,068,833, respectively. This represents an increase of $522,884, or 8.62%. The increase in both periods is attributable to our interest-bearing liabilities having declined at a higher rate than our earning assets. For the three and six months ended June 30, 2014, compared to the comparable 2013 periods, the average volume of our interest-bearing liabilities declined 13.20% and 16.15%, respectively, while the average volume of our earning assets declined 9.42% and 12.53%, respectively. Additionally, for the 2014 periods compared to the 2013 periods, we reduced the average rate paid on our interest-bearing liabilities by 49 and 48 basis points, respectively, while we were able to increase the average rate earned on our earning assets by 37 and 43 basis points, respectively.

For the second quarter of 2014, average-earning assets totaled $306,029,612 with an annualized average yield of 4.78% compared to $337,838,624 and 4.41%, respectively, for the second quarter of 2013. Average interest-bearing liabilities totaled $250,749,712 with an annualized average cost of 0.47% for second quarter of 2014 compared to $288,880,459 and 0.96%, respectively, for the second quarter of 2013.

Average earning assets for the six months ended June 30, 2014 and 2013 were $302,845,468 and $346,222,253, respectively, with an annualized average yield of 4.83% and 4.40% respectively. Average interest-bearing liabilities totaled $250,356,708 and $298,591,234 with an annualized average cost of 0.53% and 1.01% for the six months ended June 30, 2014 and 2013, respectively.

Our net interest margin and net interest spread were 4.40% and 4.31%, respectively, for the second quarter of 2014 compared to 3.59% and 3.45%, respectively, for the second quarter of 2013. For the six months ended June 30, 2014, our net interest margin and net interest spread were 4.39% and 4.30%, respectively, compared to 3.53% and 3.39%, respectively, for the comparable period of 2013.

Because loans often provide a higher yield than other types of earning assets, one of our goals is to maintain our loan portfolio as the largest component of total earning assets. Loans comprised 79.57% and 80.21% of average earning assets for the three and six months ended June 30, 2014, respectively, compared to 74.17% and 74.02%, respectively, for the comparable periods of 2013. Loan interest income for the three and six months ended June 30, 2014 was $3,322,961 and $6,596,640, respectively, compared to $3,372,998 and $6,844,202, respectively, for the comparable periods of 2013. The annualized average yield on loans was 5.47% and 5.48%, respectively, for the three and six months ended June 30, 2014 compared to 5.40% and 5.39%, respectively, for the comparable 2013 periods. For the three and six months ended June 30, 2014, compared to the three and six months ended June 30, 2013, the average balances of our loans decreased $7,058,938, or 2.82%, and $13,361,702, or 5.21%, respectively. Our loan interest income for 2014 was favorably impacted by the significant reduction of our non-performing loans. For the second quarters of 2014 and 2013, the average volume of our nonaccruing loans was $6,664,783 and $17,466,400, respectively, a decrease of $10,801,617, or 61.84%. For the six months ended June 30, 2014 and 2013, the average volume of our nonaccruing loans was $7,318,668 and $18,635,537, respectively, a decrease of $11,316,869, or 60.73%. Additional information may be found in the “Rate/Volume Analysis” presented below.

Available-for-sale and held-to-maturity investment securities averaged $46,589,894, or 15.22% of average earning assets, for the second quarter of 2014 compared to $53,509,571, or 15.84% of average earning assets for the second quarter of 2013. These securities averaged $47,326,169 and were 15.63% of average earning assets for the six months ended June 30, 2014, compared to $55,727,125 and 16.10% for the six months ended June 30, 2013. Interest earned on these securities totaled $308,851 and $625,403 for the three and six months ended June 30, 2014, respectively, compared to $314,256 and $662,240, respectively, for the same periods in 2013. The annualized average yield on these securities was 2.66% and 2.36% for the second quarters of 2014 and 2013, respectively. The annualized average yield was 2.66% and 2.40% for the six months ended June 30, 2014 and 2013, respectively.

Our average interest-bearing deposits were $217,821,504 and $262,023,829 for the second quarters of 2014 and 2013, respectively. This represents a decrease of $44,202,325, or 16.87%. Our average interest-bearing deposits were $216,877,990 and $272,311,934 for the six months ended June 30, 2014 and 2013, respectively. This represents a decrease of $55,433,944, or 20.36%. Total interest paid on deposits for the three and six months ended June 30, 2014 was $198,342 and $480,794, respectively, compared to $572,102 and $1,250,476 for the same periods of 2013. The annualized average cost of deposits was 0.36% and 0.88% for the three months ended June 30, 2014 and 2013, respectively. The annualized average cost of deposits was 0.45% and 0.93% for the six months ended June 30, 2014 and 2013, respectively. As our loan demand declined, we concurrently lowered our rates paid for deposits, especially for time deposits, which is the primary reason that the amounts of our average time deposits were 34.87% and 36.98% lower during the three and six months ended June 30, 2014, respectively, than during the comparable 2013 periods.

The average balance of other interest-bearing liabilities was $32,928,208 and $26,856,630 for the three months ended June 30, 2014 and 2013, respectively, an increase of $6,071,578, or 22.61%. The average balance of other interest-bearing liabilities was $33,478,718 and $26,279,300 for the six months ended June 30, 2014 and 2013, respectively, an increase of $7,199,418, or 27.40%. The increase for both periods is primarily attributable to the increase of $5,999,226 and $6,415,120 in our average volume of borrowing from the Federal Home Loan Bank during the 2014 periods, respectively, which replaced our higher cost time deposits. For the three and six months ended June 30, 2014, the annualized average cost of borrowing from the Federal Home Land Bank was 0.45% and 0.43%, respectively, while the average rate paid on time deposits was 0.83% and 1.02%, respectively.

The following table sets forth, for the period indicated, certain information related to our average balance sheet and our average yields on assets and average costs of liabilities. Such yields are derived by dividing income or expense by the average balance of the corresponding assets or liabilities. Average balances have been derived from the daily balances throughout the periods indicated.

Three Months Ended June 30,

	Average Balances, Income and Expenses, and Rates
	2014			2013			2012
(Dollars in thousands)	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Earning assets:
Loans (1)	$243,501	$3,323	5.47%	$250,560	$3,373	5.40%	$290,293	$4,104	5.69%
Securities, taxable	43,445	280	2.59	53,510	314	2.36	67,342	462	2.76
Securities, nontaxable	3,145	29	3.70	-	-	0.00	18,608	181	3.91
Other earning assets	15,938	18	0.45	33,769	27	0.32	35,364	30	0.34
Total earning assets	306,029	3,650	4.78	337,839	3,714	4.41	411,607	4,777	4.67
Non-earning assets:	47,617			55,831			60,721
Total assets	$353,646			$393,670			$472,328

Liabilities and Shareholders' Equity
Interest-bearing deposits:
Transaction accounts	$52,118	$8	0.06%	$43,141	$12	0.11%	$42,046	$17	0.16%
Savings and money market accounts	85,706	24	0.11	96,062	38	0.16	115,765	88	0.30
Time deposits	79,997	166	0.83	122,821	523	1.70	185,579	957	2.07
Total interest-bearing deposits	217,821	198	0.36	262,024	573	0.88	343,390	1,062	1.24
Other interest-bearing liabilities:
Federal Home Loan Bank bank borrowing	16,999	19	0.45	11,000	60	2.21	13,000	67	2.06
Junior subordinated debentures	10,310	78	3.03	10,310	57	2.00	10,310	60	2.36
Other	5,619	1	0.07	5,547	1	0.10	4,434	1	0.10
Total other interest-bearing liabilities	32,928	98	1.19	26,857	118	1.77	27,744	128	1.86
Total interest-bearing liabilities	250,749	296	0.47	288,881	691	0.96	371,134	1,190	1.29
Noninterest-bearing deposits	66,978			61,564			56,550
Other liabilities	3,451			2,495			2,985
Shareholders' equity	32,468			40,730			41,659
Total liabilities and equity	$353,646			$393,670			$472,328
Net interest income/interest spread		$3,354	4.31%		$3,023	3.45%		$3,587	3.38%
Net yield on earning assets			4.40%			3.59%			3.50%

(1)	Includes mortgage loans held for sale and nonaccruing loans

Six Months Ended June 30,

	Average Balances, Income and Expenses, and Rates
	2014			2013			2012
(Dollars in thousands)	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Earning assets:
Loans (1)	$242,899	$6,597	5.48%	$256,261	$6,844	5.39%	$297,062	$8,503	5.76%
Securities, taxable	44,179	568	2.59	55,727	662	2.40	66,750	927	2.79
Securities, nontaxable	3,147	57	3.65	-	-	0.00	19,381	378	3.92
Other earning assets	12,620	30	0.48	34,234	53	0.31	37,548	58	0.31
Total earning assets	302,845	7,252	4.83	346,222	7,559	4.40	420,741	9,866	4.72
Non earning assets:	48,085			56,628			59,660
Total assets	$350,930			$402,850			$480,401

Liabilities and Shareholders' Equity
Interest-bearing deposits:
Transaction accounts	$49,306	$17	0.07%	$43,546	$26	0.12%	$42,247	$49	0.23%
Savings and money market accounts	85,713	49	0.12	98,879	98	0.20	118,248	210	0.36
Time deposits	81,859	415	1.02	129,887	1,126	1.75	193,412	2,010	2.09
Total interest-bearing deposit	216,878	481	0.45	272,312	1,250	0.93	353,907	2,269	1.29
Other interest-bearing liabilities:
Federal Home Loan Bank bank borrowing	17,415	37	0.43	11,000	125	2.29	13,000	133	2.05
Junior subordinated debentures	10,310	138	2.69	10,310	113	2.21	10,310	123	1.19
Other	5,754	4	0.14	4,969	2	0.10	2,453	1	0.10
Total other interest-bearing liabilities	33,479	179	1.08	26,279	240	1.84	25,763	257	2.01
Total interest-bearing liabilities	250,357	660	0.53	298,591	1,490	1.01	379,670	2,526	1.34
Noninterest-bearing deposits	65,040			61,183			56,239
Other liabilities	3,168			2,200			2,840
Shareholders' equity	32,365			40,876			41,652
Total liabilities and equity	$350,930			$402,850			$480,401
Net interest income/interest spread		$6,592	4.30%		$6,069	3.39%		$7,340	3.38%
Net yield on earning assets			4.39%			3.53%			3.51%

(1)	Includes mortgage loans held for sale and nonaccruing loans

Net interest income can be analyzed in terms of the impact of changing interest rates and changing volume. The following tables set forth the effect which the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the periods presented.

Three Months Ended June 30,
	2014 Compared to 2013			2013 Compared to 2012
(Dollars in thousands)	Due to increase (decrease) in			Due to increase (decrease) in
	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Loans	$(89)	$39	$(50)	$(532)	$(199)	$(731)
Securities, taxable	(63)	29	(34)	(87)	(61)	(148)
Securities, tax exempt	0	29	29	(181)	-	(181)
Other earning assets	(17)	8	(9)	(2)	(1)	(3)
Total interest income	(169)	105	(64)	(802)	(261)	(1,063)

Three Months Ended June 30,

	2014 Compared to 2013			2013 Compared to 2012
(Dollars in thousands)	Due to increase (decrease) in			Due to increase (decrease) in
	Volume	Rate	Total	Volume	Rate	Total
Interest expense:
Interest-bearing deposits
Interest-bearing transaction accounts	$2	$(6)	$(4)	$-	$(5)	$(5)
Savings and money market accounts	(4)	(10)	(14)	(13)	(37)	(50)
Time deposits	(144)	(213)	(357)	(285)	(150)	(435)
Total interest-bearing deposits	(146)	(229)	(375)	(298)	(192)	(490)

Other interest-bearing liabilities
Federal Home Loan Bank borrowings	22	(63)	(41)	(11)	4	(7)
Junior subordinated debentures	-	21	21	-	(3)	(3)
Other	-	-	-	1	-	1
Total other interest-bearing liabilities	22	(42)	(20)	(10)	1	(9)
Total interest expense	(124)	(271)	(395)	(308)	(191)	(499)

Net interest income	$(45)	$376	$331	$(494)	$(70)	$(564)

Six Months Ended June 30,

	2014 Compared to 2013			2013 Compared to 2012
(Dollars in thousands)	Due to increase (decrease) in			Due to increase (decrease) in
	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Loans	$(360)	$113	$(247)	$(1,130)	$(529)	$(1,659)
Securities, taxable	(144)	50	(94)	(143)	(122)	(265)
Securities, tax exempt	-	57	57	(378)	-	(378)
Other earning assets	(43)	20	(23)	(5)	-	(5)
Total interest income	(547)	(240)	(307)	(1,656)	(651)	(2,307)
Interest expense:
Interest-bearing deposits
Interest-bearing transaction accounts	3	(12)	(9)	1	(24)	(23)
Savings and money market accounts	(12)	(37)	(49)	(30)	(82)	(112)
Time deposits	(334)	(377)	(711)	(590)	(294)	(884)
Total interest-bearing deposits	(343)	(426)	(769)	(619)	(400)	(1,019)

Other interest-bearing liabilities
Federal Home Loan Bank borrowings	48	(136)	(88)	(22)	14	(8)
Junior subordinated debentures	-	25	25	-	(10)	(10)
Other	-	2	2	1	-	1
Total other interest-bearing liabilities	48	(109)	(61)	(21)	4	(17)
Total interest expense	(295)	(535)	(830)	(640)	(396)	(1,036)

Net interest income	$(252)	$775	$523	$(1,016)	$(255)	$(1,271)

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

More specifically, in determining our allowance for loan losses, we regularly review loans for specific and impaired reserves based on the appropriate impairment assessment methodology. Pooled reserves are determined using historical loss trends measured over a four-quarter average applied to risk rated loans grouped by Federal Financial Institutions Examination Council (“FFIEC”) call code and segmented by impairment status. The pooled reserves are calculated by applying the appropriate historical loss ratio to the loan categories. Impaired loans greater than a minimum threshold established by management are excluded from this analysis. The sum of all such amounts determines our pooled reserves. In line with our peer group, we review historical losses over four quarters, which results in a provision estimate responsive to current economic conditions. The historical loss factors utilized in our model have been updated as of the end of the second quarter 2014 to reflect losses realized through the end of first quarter 2014.

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

As of June 30, 2014, the allowance for loan losses was $2,855,973, a decrease of $684,064, or 19.32%, from $3,540,037 as of June 30, 2013, reflecting significant reductions in practically all categories of our problem loans. As a percentage of total loans, the allowance for loan losses was 1.19% and 1.49% at June 30, 2014 and 2013, respectively. See the discussion regarding the provision expense and “Activity in the Allowance for Loan Losses” below for additional information regarding our asset quality and loan portfolio.

Our provision for loan losses was $45,930 for the second quarter of 2014. We did not record a provision for loan losses for the first quarter of 2014, nor did we record a provision for the first two quarters of 2013. Our analysis of the allowance for loan losses as of June 30, 2014, revealed that our overall loss rates have been stabilizing over the past several allowance calculations and that our credit exposure is phasing out in the Myrtle Beach market and the Charleston market, which were particularly hard-hit by the downturn in real estate markets. Additionally, the modest provision of $45,930 we recorded for the first six months of 2014 is reflective of our success in aggressively reducing our exposure in these markets and the volume of high-risk construction loans on our books.

We believe the allowance for loan losses at June 30, 2014, is adequate to meet potential loan losses inherent in the loan portfolio and, as described earlier, to maintain the flexibility to adjust the allowance should our local economy and loan portfolio either improve or decline in the future.

Noninterest Income

For the three months ended June 30, 2014, noninterest income increased $19,079, or 1.71% compared to same period of 2013. For the six months ended June 30, 2014, noninterest income decreased $92,635, or 4.15%, compared to the same period of 2013. Noninterest income was $1,135,596 and $2,141,380 for the three and six months ended June 30, 2014, respectively, compared to $1,116,517 and $2,234,015 for the comparable 2013 periods, respectively.

Noninterest Expense

For the quarter ended June 30, 2014, noninterest expense totaled $4,070,899, which is $263,957, or 6.09%, lower than our noninterest expense for the quarter ended June 30, 2013. For the six months ended June 30, 2014 and 2013, noninterest expense totaled $7,968,528 and $8,484,553, respectively, a decrease of $516,025, or 6.08%.

The expense for salaries and benefits was $1,841,151 and $1,976,955 for the second quarters of 2014 and 2013, respectively, and $3,653,886 and $3,905,664 for the six months ended June 30, 2014 and 2013, respectively. By improving operating efficiencies, we reduced the expense for this category by $135,804, or 6.87%, and $251,778, or 6.45%, for the three and six months ended June 30, 2014, respectively.

Furniture and equipment expense for the second quarters of 2014 and 2013 was $392,122 and $177,327, respectively, an increase of $214,795. For the first six months of 2014 and 2013, furniture and equipment expense was $806,571 and $472,842, respectively, an increase of $333,729. The increase in both periods is related to data processing insurance refunds received in the second quarter of 2013 and during the six months ended June 30, 2013, for prior year service interruptions and lost income.

Other operating expenses decreased $353,639 and $617,610 for the three and six months ended June 30, 2014, compared to the same periods of 2013, respectively. For the three months ended June 30, 2014 and 2013, other operating expenses were $1,451,875 and $1,805,514, respectively. For the six months ended June 30, 2014 and 2013, they were $2,755,290 and $3,372,900, respectively. A detailed explanation for the significant changes in this expense category follows.

1.	Professional fees were $198,328 and $296,886 higher for the three and six months ended June 30, 2014, respectively, as a result of legal fees relating to litigation arising in the ordinary course of our business as well as defending a lawsuit filed by certain clients of the Schurlknight and Rivers Law Firm (“S&R”), which was a customer of the Bank.

2.	OREO expenses were $448,808 and $549,786 lower for second quarter of 2014 and for the six months ended June 30, 2014, respectively. Expenses related to OREO include maintenance costs, marketing costs, property taxes, and other professional services. Due to the significant reduction in the volume of our OREO since June 30, 2013, expenses relating to these items were $226,046 and $190,090 lower for the three and six months ended June 30, 2014, respectively. Additionally, the reduction in our OREO expenses is partially attributable to the net gain/loss recognized on the sale of OREO properties that are included in OREO expenses. For the three and six months ended June 30, 2014, we realized a net gain of $3,500 and $116,094, respectively, while for the comparable 2013 periods, we realized a net loss of $219,262 and $243,602, respectively.

3.	The remaining categories of other operating expenses declined $103,158 and $364,708 for the three and six months ended June 30, 2014 and 2013, respectively, as a result of improved operating efficiencies.

Income Taxes

The income tax expense related to the pretax income for the three and six months ended June 30, 2014 was offset by a reversal of an equal amount of the valuation allowance related to our deferred tax assets. Likewise, the income tax benefit related to our pretax loss for the three and six months ended June 30, 2013 was offset by the increase of an equal amount in the valuation allowance related to our deferred tax assets. Therefore, no income tax provision was recorded for the three and six months ended June 30, 2014 and 2013.

Balance Sheet Review

General

At June 30, 2014, we had total assets of $364.0 million, consisting principally of $240.8 million in loans, $47.4 million in investment securities, and $29.3 million in cash and due from banks.  Our liabilities at June 30, 2014, totaled $331.3 million, which consisted principally of $294.9 million in deposits, $17.0 million in FHLB advances, and $15.9 million in other borrowings. At June 30, 2014, our shareholders’ equity was $32.8 million.

At December 31, 2013, we had total assets of $355.4 million, consisting principally of $238.5 million in loans, $50.7 million in investment securities, and $18.2 million in cash and due from banks. Our liabilities at December 31, 2013 totaled $323.3 million, consisting principally of $282.4 million in deposits, $23.0 million in FHLB advances, and $15.2 million in other borrowings. At December 31, 2013, our shareholders' equity was $32.1 million

Investment Securities

The investment securities portfolio, which is also a component of our total earning assets, consists of securities available-for-sale, securities held-to-maturity and nonmarketable equity securities.

Securities Available-for-Sale - At June 30, 2014, our investment in available-for-sale securities was $12,026,196. This is $118,647, or 0.98%, lower than our investment of $12,144,843 in available-for-sale securities at December 31, 2013. These securities are carried at their estimated fair value.

Securities Held-to-Maturity - At June 30, 2014 and December 31, 2013, securities held-to-maturity were $34,267,588 and $36,951,934, respectively, a decrease of $2,684,436, or 7.26%. These securities are carried at amortized cost, including the net unrealized gain in available-for-sale-securities that were reclassified as held-to-maturity on December 31, 2013. The net unrealized gain is being amortized to other comprehensive income over the life of the underlying securities. The net unrealized gain included in the amortized cost at June 30, 2014 and December 31, 2013, was $199,556 and $237,797, respectively. We intend to hold these securities to maturity and have the ability to do so.

The amortized costs and the estimated fair value of our securities available-for-sale and held-to-maturities at June 30, 2014 and December 31, 2013 are shown in the following tables.

Available-for-Sale

	June 30, 2014		December 31, 2013
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Mortgage-backed securities	$9,214,232	$9,180,456	$9,277,577	$9,318,633
Corporate bonds	2,777,143	2,815,740	2,765,950	2,796,210
Equity security	30,000	30,000	30,000	30,000
Total	$12,021,375	$12,026,196	$12,073,527	$12,144,843

Held-to-Maturity

	June 30, 2014		December 31, 2013
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Government sponsored enterprises	$6,871,684	$6,980,145	$7,146,409	$7,070,985
Mortgage-backed securities	24,039,806	24,632,487	26,404,573	26,731,341
Municipals	3,156,542	3,316,110	3,163,155	3,149,608
Total	34,068,032	$34,928,742	36,714,137	$36,951,934
Capitalization of net unrealized gains on securities transferred from available-for-sale	199,556		237,797
Total	$34,267,588		$36,951,934

At June 30, 2014, one security classified as available-for-sale and three securities classified as held-to-maturity had been in a loss position more than 12 months. We do not intend to sell these securities in the near future and it is more likely than not that we will not be required to sell these securities before recovery of their amortized cost. We believe, based on industry analyst reports and credit ratings, the deterioration in value is attributable to changes in market interest rates, and therefore, these losses are not considered other-than-temporary.

Distribution and Yields

Contractual maturities and yields on our securities available-for-sale and held-to-maturity at June 30, 2014 are shown in the following tables. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities are presented separately, maturities of which are based on expected maturities since paydowns are expected to occur before contractual maturity dates.

Available-for-Sale (1)

	Due after 5 years
	but within 10 years
(Dollars in thousands)	Amount	Yield
Corporate bonds	$2,816	0.53%

(1)	Excludes mortgage-backed securities totaling $9,180,456 with a yield of 2.76% and an equity security in the amount $30,000.

Held-to-Maturity (2)

	Due after
	ten years
(Dollars in thousands)	Amount	Yield
U.S. Government sponsored agencies	$6,805	3.24%
Municipals	3,143	4.20
Total	$9,948	3.53%

(2)	Excludes mortgage-backed securities totaling $24,319,241 with a yield of 3.18%.

Nonmarketable Equity Securities – Nonmarketable equity securities are recorded at their original cost since no ready market exists for these securities. At June 30, 2014 and December 31, 2013, nonmarketable equity securities consisted of Federal Home Loan Bank and Community Bankers Bank stock, which are recorded at their original cost of $1,084,300 and $58,100, respectively and $1,536,800 and $58,100, respectively. These securities are held primarily as a pre-requisite for accessing liquidity sources provided by the issuers of these securities.

Loans

Loans, including loans held for sale, are our largest category of earning assets and typically provide higher yields than our other types of earning assets. Associated with the higher loan yields are the inherent credit and liquidity risks that we attempt to control and anticipate. Loans averaged $242,899,006 during the six months ended June 30, 2014 compared to $256,260,708 during the six months ended June 30, 2013, a decrease of $13,361,702, or 5.21%. From June 30, 2013 to June 30, 2014, we charged off loans totaling approximately $1,869,000 and foreclosed on loans totaling approximately $1,510,000, and the loan balances were transferred to other real estate owned. The remainder of this decrease was the result of the economic downturn in our markets and worldwide deleveraging that caused the volume of new loan customers and average loan balances carried by current customers to decrease. At June 30, 2014, total loans were $243,443,593 compared to $240,750,383 at December 31, 2013, an increase of $2,693,210, or 1.12%. Excluding loans held for sale, loans were $240,802,650 at June 30, 2014, compared to $238,502,131 at December 31, 2013, which equated to an increase of $2,300,519, or 0.96%. This increase is mainly attributable to the rise of $5,192,626, or 44.29% in our consumer loans. During the latter part of 2013, we implemented several new marketing programs designed to increase consumer borrowings.

The following table summarizes the composition of our loan portfolio at June 30, 2014 and December 31, 2013.

	June 30,	% of	December 31,	% of
	2014	Total	2013	Total
Mortgage loans on real estate
Construction	$21,748,338	9.03%	$24,175,347	10.14%
Residential 1-4 family	38,633,484	16.04	35,873,036	15.04
Multifamily	3,745,052	1.56	4,312,057	1.81
Second mortgages	4,182,857	1.74	4,245,778	1.78
Equity lines of credit	20,838,486	8.65	21,270,126	8.92
Total residential	67,399,879	27.99	65,700,997	27.55
Nonresidential	103,870,461	43.13	104,378,485	43.76
Total real estate loans	193,018,678	80.15	194,254,829	81.45
Commercial and industrial	30,797,484	12.79	32,486,848	13.62
Consumer	16,917,945	7.03	11,725,319	4.92
Other, net	68,543	0.03	35,135	0.01
Total loans	$240,802,650	100.00%	$238,502,131	100.00%

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

The largest component of our loan portfolio is real estate mortgage loans. At June 30, 2014, real estate mortgage loans totaled $193,018,678 and represented 80.15% of the total loan portfolio, compared to $194,254,829, or 81.45%, at December 31, 2013. This represents a decline of $1,236,151, or 0.64%, from the December 31, 2013 balance.

Residential mortgage loans totaled $67,399,879 at June 30, 2014, and represented 27.99% of the total loan portfolio, compared to $65,700,997 and 27.55%, respectively, at December 31, 2013.  Residential real estate loans consist of first and second mortgages on single or multi-family residential dwellings.

Nonresidential mortgage loans, which include commercial loans and other loans secured by multi-family properties and farmland, totaled $103,870,461 at June 30, 2014, compared to $104,378,485 at December 31, 2013.  This represents a decline of $508,024, or 0.49%, from the December 31, 2013 balance. These loans represented 43.13% and 43.76% of the total loans at June 30, 2014 and December 31, 2013, respectively.

Real estate construction loans were $21,748,338 and $24,175,347 at June 30, 2014 and December 31, 2013, respectively, and represented 9.03% and 10.14% of the total loan portfolio, respectively. From December 31, 2013 to June 30, 2014, these loans declined $2,427,009, or 10.04%.

Currently, the demand for real estate loans in our market area is weak, largely because of a slow recovery from the recent recession that affected many businesses and individuals in our market area.

Commercial and industrial loans decreased $1,689,364, or 5.20%, to $30,797,484 at June 30, 2014, from $32,486,848 at December 31, 2013. At June 30, 2014 and December 31, 2013, commercial and industrial loans represented 12.79% and 13.62%, respectively, of the total loan portfolio.

Our loan portfolio is also comprised of consumer and other loans that totaled $16,986,488 and $11,760,454 at June 30, 2014 and December 31, 2013, respectively, and represented 7.06% and 4.93%, respectively, of the total loan portfolio. From December 31, 2013 to June 30, 2014, our consumer and other loans have increased by $5,226,034, mainly related to the increase in automobile loans with the implementation of several marketing programs designed to increase consumer borrowings.

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

Loan Maturity Schedule and Sensitivity to Changes in Interest Rates

The following table summarizes the loan maturity distribution by collateral type and related interest rate characteristics at June 30, 2014.

		Over
		One Year
	One Year or	Through	Over Five
(Dollars in thousands)	Less	Five Years	Years	Total
Real estate	$38,845	$122,659	$31,515	$193,019
Commercial and industrial	14,105	15,982	710	30,797
Consumer and other	1,926	8,736	6,325	16,987
	$54,876	$147,377	$38,550	$240,803
Loans maturing after one year with:
Fixed interest rates				$138,732
Floating interest rates				47,195
				$185,927

Allowance for Loan Losses

The following table summarizes the allocation of the allowance for loan losses at June 30, 2014 and December 31, 2013.

	June 30,	% of	December 31,	% of
(Dollars in thousands)	2014	Total	2013	Total
Real estate loans
Construction	$218	7.63%	$303	10.47%
Residential	1,174	41.11	1,043	36.04
Nonresidential	946	33.12	1,382	47.75
Total real estate loans	2,338	81.86	2,728	94.26
Commercial and industrial	257	9.00	65	2.25
Consumer and other	261	9.14	101	3.49
Total loans	$2,856	100.00%	$2,894	100.00%

Activity in the Allowance for Loan Losses

The following table summarizes the activity related to our allowance for loan losses for the six months ended June 30, 2014 and 2013.

	Six Months Ended
	June 30,
(Dollars in thousands)	2014	2013
Balance, January 1	$2,894	$4,167
Loans charged off:
Real estate – Construction	4	162
Real estate – Residential	271	384
Real estate – Nonresidential	188	375
Commercial and industrial	-	9
Consumer and other	18	19
Total loan losses	481	949

	Six Months Ended
	June 30,
(Dollars in thousands)	2014	2013
Recoveries of previous loan losses:
Real estate – Construction	$134	$80
Real estate – Residential	17	150
Real estate – Nonresidential	192	18
Commercial and industrial	50	64
Consumer and other	4	10
Total recoveries	397	322
Net charge-offs	(84)	(627)
Provision for loan losses	46	-
Balance, June 30	$2,856	$3,540

Total loans outstanding, end of period	$240,803	$238,441

Allowance for loan losses to loans outstanding	1.19%	1.49%

Risk Elements in the Loan Portfolio

The following table shows the nonperforming assets at June 30, 2014 and 2013.

	June 30,
(Dollars in thousands)	2014	2013
Loans over 90 days past due and still accruing	$-	$-
Loans on nonaccrual:
Real estate – Construction	251	626
Real estate – Residential	1,969	3,822
Real estate – Nonresidential	3,327	5,906
Commercial and industrial	8	1,712
Consumer and other	86	82
Total nonaccrual loans	5,641	12,148
Total of nonperforming loans	5,641	12,148
Other nonperforming assets	7,270	16,180
Total nonperforming assets	$12,911	$28,328

Percentage of nonperforming assets to total assets	3.55%	7.45%
Percentage of nonperforming loans to total loans	2.34%	5.09%
Allowance for loan losses as a percentage of non-performing loans	50.63%	29.14%

Loans over 90 days past due and still accruing – As of June 30, 2014 and 2013, there were no loans past due 90 days or more.

Nonaccruing loans – At June 30, 2014 and 2013, loans totaling $5,641,043 and $12,148,026, respectively, were in nonaccrual status. The improvement in nonaccrual loans was due primarily to charge-offs and foreclosures. Generally, loans are placed on nonaccrual status if principal or interest payments become 90 days past due and/or we deem the collectibility of the principal and/or interest to be doubtful.  Once a loan is placed in nonaccrual status, all previously accrued and uncollected interest is reversed against interest income.  Interest income on nonaccrual loans is recognized on a cash basis when the ultimate collectability is no longer considered doubtful.  Loans are returned to accrual status when the principal and interest amounts contractually due are brought current and future payments are reasonably assured. For the six months ended June 30, 2014 and 2013, interest income recognized on nonaccrual loans was $55,098 and $217,797, respectively. If the nonaccrual loans had been accruing interest at their original contracted rates, related income would have been $98,892 and $247,674 for the six months ended June 30, 2014 and 2013, respectively. All nonaccruing loans at June 30, 2014 and 2013 were included in our classification of impaired loans at those dates.

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

At June 30, 2014 there were 27 loans classified as a TDR totaling $6,586,176. Of the 27 loans, 15 loans totaling $5,873,955 were performing while 12 loans totaling $712,221 were not performing. As of June 30, 2013 there were 48 loans classified as a TDR totaling $10,006,336. Of the 48 loans, 16 loans totaling $3,431,546 were performing while 32 loans totaling $6,574,790 were not performing. From June 30, 2013 to June 30, 2014, TDR loans decreased by $3,240,160 due to charge-offs, foreclosures and repayments. All restructured loans resulted in either extended maturity or lowered rates and were included in the impaired loan balance.

Impaired loans - At June 30, 2014, we had impaired loans totaling $11,935,231, as compared to $16,119,288 at June 30, 2013. The improvement in impaired loans in the first six months of 2014 compared to the same period in 2013 was primarily attributable to the reduction of high-risk construction loans on our books and the phasing out of our credit exposure in the Myrtle Beach and Charleston markets, which were particularly hard hit by the downturn in real estate markets in 2013. At June 30, 2014, there were eight borrowers that accounted for approximately 74.82% of the total amount of the impaired loans at that date. These loans were primarily commercial real estate loans located in the following South Carolina areas: 39.25% in the Coastal area, 11.10% in the Columbia area and 49.65% in the Florence area. Impaired loans, as a percentage of total loans, were 4.96% at June 30, 2014 as compared 6.76% at June 30, 2013.

During the first six months of 2014, the average investment in impaired loans was approximately $15,112,000 as compared to $23,255,000 during the first six months of 2013. Impaired loans with a specific allocation of the allowance for loan losses totaled approximately $3,148,838 and $1,800,494 at June 30, 2014 and 2013, respectively. The amount of the specific allocation at June 30, 2014 and 2013 was $491,157 and $100,111, respectively.

The downturn in the real estate market since 2008 has resulted in an increase in loan delinquencies, defaults and foreclosures. While we believe these trends are stabilizing as the liquidation prices for our OREO has stabilized for vertical construction, indicating some stabilization of demand for that product, in some cases the current economic downturn has resulted in a significant impairment to the value of our collateral and limits our ability to sell the collateral upon foreclosure at its appraised value. There is also risk that downward trends could continue at a higher pace.  If real estate values further decline, it is also more likely that we would be required to increase our allowance for loan losses.

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

As of June 30, 2014, we had OREO properties totaling $7,269,512, geographically located in the following South Carolina areas – 57% in the Coastal area, 8% in the Columbia area and 35% in the Florence area.  The combined nature of these properties is 85% commercial and 15% residential and other. We are diligently trying to dispose of our OREO properties; however, the relatively low demand in many of these market segments affects our ability to do so in a timely manner without experiencing additional losses.  This is especially true for properties consisting of raw land.

From June 30, 2013 to June 30, 2014, OREO decreased $8,910,001, or 55.07%. During this period, sales and write downs were $5,514,932 and $4,905,476, respectively, while properties acquired through foreclosures totaled $1,510,407.

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

OREO expense for the six months ended June 30, 2014 and 2013 was $276,900 and $826,686, respectively, which includes a net gain of $116,094 and a net loss of $243,602 on sales, respectively.

Deposits and Other Interest-Bearing Liabilities

Average interest-bearing liabilities decreased $48,234,526, or 16.15%, to $250,359,708 for the six months ended June 30, 2014, from $298,591,234 for the six months ended June 30, 2013. This decrease is primarily attributable to the significant reduction in our average interest-bearing deposits.

Deposits - For the six months ended June 30, 2014 and 2013, average total deposits were $281,917,879 and $333,495,700, respectively, which is a decrease of $51,577,821, or 15.47%. As our loan demand declined, we concurrently lowered our rates paid for deposits, specifically for time deposits, which is the primary reason that the amount of our average time deposits are $48,027,881, or 36.98%, lower during the six months ended June 30, 2014 than during the same period in 2013. At June 30, 2014 and December 31, 2013, total deposits were $294,865,978 and $282,415,023 respectively, an increase of $12,450,955, or 4.41%.

Average interest-bearing deposits decreased $55,433,944, or 20.36%, to $216,877,900 for the six months ended June 30, 2014, from $272,311,934 for the six months ended June 30, 2013.

The average balance of non-interest bearing deposits increased $3,856,123, or 6.30%, to $65,039,889 for the six months ended June 30, 2014, from $61,183,766 for the six months ended June 30, 2013.

The following table shows the average balance amounts and the average rates paid on deposits held by us for the six months ended June 30, 2014 and 2013.

	Six Months Ended June 30,
	2014		2013
	Average	Average	Average	Average
	Amount	Rate	Amount	Rate
Noninterest bearing demand deposits	$65,039,889	0.00%	$61,183,766	0.00%
Interest bearing demand deposits	49,305,942	0.07	43,545,850	0.12
Savings accounts	85,713,241	0.12	98,879,396	0.20
Time deposits	81,858,807	1.02	129,886,688	1.75
Total	$281,917,879	0.34%	$333,495,700	0.76%

Core deposits, which exclude time deposits of $100,000 or more, provide a relatively stable funding source for our loan portfolio and other earning assets. Our core deposits were $256,930,678 and $242,480,278 at June 30, 2014 and December 31, 2013, respectively. As of June 30, 2014 and December 31, 2013, our core deposits were 87.13% and 85.86% of total deposits, respectively. Overall, we have placed a high priority on securing low-cost local deposits over other, more costly, funding sources in the current low-rate environment.

Included in time deposits of $100,000 and over at June 30, 2014 and December 31, 2013 are brokered time deposits of $22,719,000 and $23,005,000, respectively. In accordance with our asset/liability management strategy, we do not intend to renew or replace the brokered deposits outstanding at June 30, 2014 when they mature.

Deposits, and particularly core deposits, have been our primary source of funding and have enabled us to meet successfully both our short-term and long-term liquidity needs. We anticipate that such deposits will continue to be our primary source of funding in the future. Our loan-to-deposit ratio was 81.67% and 84.45% on June 30, 2014 and December 31, 2013, respectively.

The maturity distribution of our time deposits of $100,000 or more at June 30, 2014 is set forth in the following table:

June 30,
2014
Three months or less	$5,349,871
Over three through twelve months	24,942,556
Over one year through three years	7,436,463
Over three years	206,410
Total	$37,935,300

Approximately 79.86% of our time deposits of $100,000 or more had scheduled maturities within one year. Large certificate of deposit customers tend to be extremely sensitive to interest rate levels, making these deposits less reliable sources of funding for liquidity planning purposes than core deposits. We expect most certificates of deposit with maturities less than one year to be renewed upon maturity. However, there is the possibility that some certificates may not be renewed. We believe that, should these certificates of deposit not be renewed, the impact would be minimal on our operations and liquidity due to the availability of other funding sources.

Other Borrowings – Other borrowings at June 30, 2014 and December 31, 2013, consist of the following:

	June 30,	December 31,
	2014	2013
Securities sold under agreements to repurchase	$5,583,306	$4,876,118
Advances from Federal Home Loan Bank	17,000,000	23,000,000
Junior subordinated debentures	10,310,000	10,310,000

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

Capital Resources

Total shareholders' equity at June 30, 2014 and December 31, 2013 was $32.8 million and $32.1 million, respectively. The $0.7 million increase during the first six months of 2014 resulted mainly from our net income of $0.7 million.

The following table shows the return on average assets (net income divided by average total assets), return on average equity (net income divided by average equity), and equity to assets ratio (average equity divided by average total assets) for the six months ended June 30, 2014 and 2013. We have not paid a cash dividend on our common stock since our inception, and, under the terms of the Company MOU (which are more fully described as part of “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Regulatory Matters”), the Company must request prior approval from the Federal Reserve prior to declaring or paying dividends on its common stock or preferred stock, or making scheduled interest payments on its trust-preferred securities. The Federal Reserve approved the scheduled payment of dividends on the Company’s preferred stock and interest payments on the Company’s trust preferred securities for the first three quarters of 2011; however, the Federal Reserve did not approve the Company’s request to pay dividends and interest payments relating to its outstanding classes of preferred stock and trust preferred securities due and payable in the fourth quarter of 2011, and such consent has not been granted thereafter, largely out of deference to the Federal Reserve’s policy statement on dividends.

	Six Months Ended
	June 30,
	2014	2013
Return on average assets	0.41%	0.00%
Return on average equity	4.48	(0.01)
Average equity to average assets ratio	9.22	10.15

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

The Company and the Bank were each considered to be “well capitalized” for regulatory purposes at June 30, 2014 and December 31, 2013.

The following table shows the regulatory capital ratios for the Company and the Bank at June 30, 2014 and December 31, 2013.

	June 30, 2014		December 31, 2013
	Holding		Holding
	Company	Bank	Company	Bank
Total capital (to risk-weighted assets)	16.04%	14.72%	15.75%	14.35%
Tier 1 capital (to risk-weighted assets)	15.04%	13.72%	14.73%	13.34%
Leverage or Tier 1 capital (to total average assets)	12.12%	11.05%	11.78%	10.67%

In July 2013, the Federal Reserve, the FDIC, and the Office of the Comptroller of the Currency each approved final rules to implement the Basel III regulatory capital reforms, among other changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act. The rules will apply to all national and state banks, such as the Bank, and savings associations and most bank holding companies and savings and loan holding companies, which we collectively refer to herein as “covered banking organizations.” Bank holding companies with less than $500 million in total consolidated assets, such as the Company, are not subject to the final rules, nor are savings and loan holding companies substantially engaged in commercial activities or insurance underwriting. The framework requires covered banking organizations to hold more and higher quality capital, which acts as a financial cushion to absorb losses, taking into account the impact of risk. The approved rules include a new minimum ratio of common equity Tier 1 capital to risk-weighted assets of 4.5% as well as a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets. The rules also raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4% to 6% and include a minimum leverage ratio of 4% for all banking institutions. In terms of quality of capital, the final rules emphasize common equity Tier 1 capital and implement strict eligibility criteria for regulatory capital instruments. The final rules also change the methodology for calculating risk-weighted assets to enhance risk sensitivity. The requirements in the rules begin to phase in on January 1, 2015 for covered banking organizations such as the Bank. The requirements in the rules will be fully phased in by January 1, 2019. The ultimate impact of the new capital standards on the Bank is currently being reviewed.

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

Off-Balance Sheet Risk

Through our operations, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At June 30, 2014 we had issued commitments to extend credit of $35.3 million and standby letters of credit of $75 thousand through various types of commercial lending arrangements. Approximately $31.8 million of these commitments to extend credit had variable rates.

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at June 30, 2014:

			After
		After One	Three
	Within	Through	Through	Within	Greater
(Dollars in Thousands)	One	Three	Twelve	One	Than
	Month	Months	Months	Year	One Year	Total
Unused commitments to extend credit	$2,427	$3,108	$10,263	$15,798	$19,543	$35,341
Standby letters of credit	-	-	75	75	-	75
Totals	$2,427	$3,108	$10,338	$15,873	$19,543	$35,416

Market Risk

Market risk is the risk of loss from adverse changes in market prices and rates and principally arises from interest rate risk inherent in our lending, investing, deposit gathering, and borrowing activities.  Other types of market risks, such as foreign currency exchange rate risk and commodity price risk, do not generally arise in the normal course of our business.  Our finance committee monitors and considers methods of managing exposure to interest rate risk.  We have both an internal finance committee consisting of senior management and directors that meet at various times during each quarter and a management finance committee that meets weekly as needed.  The finance committees are responsible for maintaining the level of interest rate sensitivity of our interest sensitive assets and liabilities within board-approved limits.

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

We were liability-sensitive during the year ended December 31, 2013 and during the six months ended June 30, 2014. As of June 30, 2014, we expect to be liability-sensitive for the next six months because a majority of our deposits reprice over a 12-month period. Approximately 32% of our loans were variable rate loans at June 30, 2014. The ratio of cumulative gap to total earning assets after 12 months was a negative 32.53% because $103.2 million more liabilities will reprice in a 12-month period than assets. However, our gap analysis is not a precise indicator of our interest sensitivity position. The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally.  For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but those rates are viewed by us as significantly less interest-sensitive than market-based rates such as those paid on noncore deposits. Net interest income may be affected by other significant factors in a given interest rate environment, including changes in the volume and mix of interest-earning assets and interest-bearing liabilities.

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

At June 30, 2014, our liquid assets, consisting of cash and cash equivalents amounted to $29.3 million, or 8.04% of total assets.  Our investment securities, excluding nonmarketable securities, at June 30, 2014, amounted to $46.3 million, or 12.72% of total assets.  Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner.  However, $16.6 million of these securities were pledged as collateral to secure public deposits and borrowings as of June 30, 2014.  At December 31, 2013, our liquid assets, consisting of cash and cash equivalents, amounted to $18.2 million, or 5.13% of total assets.  Our investment securities, excluding nonmarketable securities, at December 31, 2013 amounted to $49.1 million, or 13.81% of total assets.  Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner.  However, $17.2 million of these securities were pledged as collateral to secure public deposits and borrowings as of December 31, 2013.

Our ability to maintain and expand our deposit base and borrowing capabilities serves as our primary source of liquidity.  For the near future, it is our intention to reduce the use of wholesale funding to fund loan demand, instead relying on lower-cost funding sources, particularly core deposits.  We plan to meet our future cash needs through the liquidation of temporary investments, the generation of deposits, and from additional borrowings.  In addition, we will receive cash upon the maturity and sale of loans and the maturity of investment securities. At June 30, 2014, we had a $5.6 million unused line of credit with the Federal Reserve and had sufficient unpledged securities that would have allowed us to borrow an additional $30.3 million from the Federal Reserve. Also, as member of the Federal Home Loan Bank of Atlanta, (the “FHLB”), we can make applications for borrowings that can be made for leverage purposes.  The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the Bank be pledged to secure any advances from them. We have an available line to borrow funds from the FHLB up to 30% of the Bank’s total assets, which provide additional available funds of $105.9 million at June 30, 2014.  At that date the Bank had drawn $17.0 million on this line.  Finally, we had available at June 30, 2014 two unsecured lines of credit, which were unused, to purchase up to $17.5 million of federal funds from unrelated correspondent institutions.  We believe that the sources described above will be sufficient to meet our future liquidity needs.

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

Interest Sensitivity Analysis

The following table sets forth information regarding our rate sensitivity as of June 30, 2014, for each of the time intervals indicated. The information in the table may not be indicative of our rate sensitivity position at other points in time. In addition, the maturity distribution indicated in the table may differ from the contractual maturities of the earning assets and interest-bearing liabilities presented due to consideration of prepayment speeds under various interest rate change scenarios in the application of the interest rate sensitivity methods described above.

The following table sets forth our interest rate sensitivity as of June 30, 2014.

			After		Greater
		After One	Three		Than One
	Within	Through	Through	Within	Year or
(Dollars in Thousands)	One	Three	Twelve	One	Non-
	Month	Months	Months	Year	Sensitive	Total
Interest-Earning Assets
Interest-bearing deposits in other banks	$26,261	$-	$-	$26,261	$-	$26,261
Loans (1)	30,066	14,059	60,587	104,712	138,732	243,444
Securities, taxable	-	-	-	-	43,151	43,151
Securities, nontaxable	-	-	-	-	3,143	3,143
Nonmarketable securities	1,142	-	-	1,142	-	1,142
Time deposits in other banks	-	-	101	101	-	101
Total earning assets	57,469	14,059	60,688	132,216	185,026	317,242

			After		Greater
		After One	Three		Than One
	Within	Through	Through	Within	Year or
(Dollars in Thousands)	One	Three	Twelve	One	Non-
	Month	Months	Months	Year	Sensitive	Total
Interest-Bearing Liabilities
Interest-bearing deposits:
Demand deposits	$62,346	$-	$-	$62,346	$-	$62,346
Savings deposits	85,092	-	-	85,092	-	85,092
Time deposits	8,856	9,502	47,041	65,399	13,376	78,775
Total interest-bearing deposits	156,294	9,502	47,041	212,837	13,376	226,213
Federal Home Loan Bank Advances	-	-	17,000	17,000	-	17,000
Junior subordinated debentures	-	-	-	-	10,310	10,310
Repurchase agreements	5,583	-	-	5,583	-	5,583
Total interest-bearing liabilities	161,877	9,502	64,041	235,420	23,686	259,106

Period gap	$(104,408)	$4,557	$(3,353)	$(103,204)	$161,340

Cumulative gap	$(104,408)	$(99,851)	$(103,204)	$(103,204)	$58,136

Ratio of cumulative gap to total earning assets	(32.91)%	(31.47)%	(32.53)%	(32.53)%	18.33%

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

Part II - Other Information

Item 1. Legal Proceedings

Other than as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013, there are no material, pending legal proceedings to which the Company or its subsidiary is a party or of which any of their property is the subject, and there were no material developments with respect to previously reported legal proceedings during the period covered by this report.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	The following stock repurchases were made during the period covered by this report in connection with administration of the Company’s employee stock ownership plan.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2014 – April 30, 2014	-	$-	-	-
May 1, 2014 - May 31, 2014	120	$1.85	-	-
June 1, 2014 – June 30, 2014	2,002	$1.80	-	-
	2,122		-	-

Item 6. Exhibits

Exhibit Number	Exhibit

31.1	Certification pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended.
31.2	Certification pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive Data Files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 in XBRL. Pursuant to Regulation 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and are otherwise not subject to liability.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST RELIANCE BANCSHARES, INC.

Date: August 7, 2014	By:	/s/ F.R. SAUNDERS, JR.
F. R. Saunders, Jr.
President & Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2014	By:	/s/ JEFFERY A. PAOLUCCI
Jeffery A. Paolucci
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

-46-