Form 10-Q
period 2014-09-30
FIRST RELIANCE BANCSHARES INC
filed 2014-11-14
CIK 1172102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

(Mark One)	FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2014

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

4,738,370 shares of common stock, par value $0.01 per share, as of October 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

FIRST RELIANCE BANCSHARES, INC.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2014	2013
	(Unaudited)	(Audited)
Assets
Cash and cash equivalents:
Cash and due from banks	$4,354,369	$3,548,974
Interest-bearing deposits with other banks	20,207,489	14,698,851
Total cash and cash equivalents	24,561,858	18,247,825

Time deposits in other banks	101,409	101,207

Securities available-for-sale	13,537,545	12,144,843
Securities held-to-maturity (Estimated fair value of $33,247,693 and $36,951,934 at September 30, 2014 and December 31, 2013, respectively)	32,626,235	36,951,934
Nonmarketable equity securities	1,142,500	1,594,900
Total investment securities	47,306,280	50,691,677

Mortgage loans held-for-sale	2,568,011	2,248,252

Loans receivable	252,090,858	238,502,131
Less allowance for loan losses	(2,900,341)	(2,894,153)
Loans, net	249,190,517	235,607,978

Premises, furniture and equipment, net	23,475,800	24,333,616
Accrued interest receivable	1,048,362	1,129,881
Other real estate owned	2,009,212	8,932,634
Cash surrender value life insurance	13,197,741	12,945,693
Other assets	4,327,599	1,169,368
Total assets	$367,786,789	$355,408,131

Liabilities and Shareholders’ Equity
Liabilities
Deposits
Noninterest-bearing transaction accounts	$69,328,528	$65,576,524
Interest-bearing transaction accounts	61,570,826	46,046,043
Savings accounts	85,834,789	86,247,410
Time deposits $100,000 and over	37,137,622	39,934,745
Other time deposits	38,453,965	44,610,301
Total deposits	292,325,730	282,415,023
Securities sold under agreement to repurchase	7,639,859	4,876,118
Advances from Federal Home Loan Bank	17,000,000	23,000,000
Junior subordinated debentures	10,310,000	10,310,000
Accrued interest payable	747,529	587,649
Other liabilities	3,675,658	2,126,597
Total liabilities	331,698,776	323,315,387

Shareholders’ Equity
Preferred stock
Series A cumulative perpetual preferred stock - 15,349 shares issued and outstanding at September 30, 2014 and December 31, 2013	15,179,709	15,145,597
Series B cumulative perpetual preferred stock - 767 shares issued and outstanding at September 30, 2014 and December 31, 2013	767,000	769,894
Common stock, $0.01 par value; 20,000,000 shares authorized, 4,738,370 and 4,568,695 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	47,384	45,687
Capital surplus	30,909,652	30,609,281
Treasury stock, at cost, 35,176 and 29,846 shares at September 30, 2014 and December 31, 2013, respectively	(205,512)	(201,686)
Nonvested restricted stock	(426,091)	(32,138)
Retained deficit	(10,315,250)	(14,447,907)
Accumulated other comprehensive income	131,121	204,016
Total shareholders’ equity	36,088,013	32,092,744
Total liabilities and shareholders’ equity	$367,786,789	$355,408,131

See notes to condensed consolidated financial statements

FIRST RELIANCE BANCSHARES, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Interest income:
Loans, including fees	$3,461,473	$3,246,099	$10,058,113	$10,090,301
Investment securities:
Taxable	278,023	272,918	846,326	935,158
Nontaxable	28,512	16,987	85,612	16,987
Other interest income	27,200	20,295	56,956	73,230
Total	3,795,208	3,556,299	11,047,007	11,115,676
Interest expense:
Time deposits	147,846	376,271	562,813	1,502,759
Other deposits	31,971	49,458	97,798	173,446
Other interest expense	64,956	122,005	244,194	362,023
Total	244,773	547,734	904,805	2,038,228

Net interest income	3,550,435	3,008,565	10,142,202	9,077,448

Provision for loan losses	51,896	609,808	97,826	609,808

Net interest income after provision for loan losses	3,498,539	2,398,757	10,044,376	8,467,640

Noninterest income:
Service charges on deposit accounts	421,013	435,616	1,204,042	1,252,816
Gain on sales of mortgage loans	287,752	303,781	791,324	877,822
Income from bank owned life insurance	84,276	86,908	252,048	258,675
Other charges, commissions and fees	272,496	271,658	807,392	739,322
Gain on sale of securities	-	-	5,321	33,917
Other non-interest income	100,038	82,617	246,828	252,043
Total	1,165,575	1,180,580	3,306,955	3,414,595

Noninterest expenses:
Salaries and employee benefits	1,741,970	1,939,545	5,395,856	5,845,209
Occupancy expense	372,572	390,355	1,125,353	1,123,502
Furniture and equipment expense	371,530	435,846	1,178,101	908,688
Other operating expenses	1,943,925	3,283,492	4,699,215	6,656,392
Total	4,429,997	6,049,238	12,398,525	14,533,791

Net income (loss) before income taxes	234,117	(2,469,901)	952,806	(2,651,556)

Income tax benefit	(3,211,069)	-	(3,211,069)	-

Net income (loss)	3,445,186	(2,469,901)	4,163,875	(2,651,556)
Preferred stock dividends	362,610	254,449	857,595	752,944
Deemed dividends on preferred stock resulting from net accretion of discount and amortization of premium	-	44,876	31,218	133,164
Net income (loss) available to common shareholders	$3,082,576	$(2,769,226)	$3,275,062	$(3,537,664)

Average common shares outstanding, basic	4,571,726	4,413,119	4,570,257	4,202,251
Average common shares outstanding, diluted	4,665,290	4,413,119	4,648,535	4,202,251

Income (loss) per common share:
Basic income (loss) per share	$0.67	$(0.63)	$0.72	$(0.84)
Diluted income (loss) per share	0.66	(0.63)	0.70	(0.84)

See notes to condensed consolidated financial statements

FIRST RELIANCE BANCSHARES, INC.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013

Net income (loss) from operations	$3,445,186	$(2,469,901)	$4,163,875	$(2,651,556)

Other comprehensive loss, net of tax:
Securities available-for-sale
Unrealized holding gains (losses) arising during the period	7,988	(593,067)	(53,186)	(1,735,378)
Income tax expense (benefit)	2,716	(201,643)	(18,083)	(535,587)
Net of income taxes	5,272	(391,424)	(35,103)	(1,199,791)

Reclassification adjustment for gains realized in net income from operations	-	-	5,321	33,917
Income tax expense	-	-	1,809	11,532
Net of income taxes	-	-	3,512	22,385

Other-than-temporary impairment on available-for-sale securities	-	-	-	(70,000)
Income tax benefit	-	-	-	(8,678)
Net of income taxes	-	-	-	(61,322)

Other comprehensive income (loss) attributable to securities available-for-sale	5,272	(391,424)	(38,615)	(1,160,854)

Securities held-to-maturity
Amortization of net unrealized gains capitalized on securities transferred from available-for-sale	(13,697)	-	(51,939)	-
Income tax benefit	(4,657)	-	(17,659)	-
Net of income taxes	(9,040)	-	(34,280)	-

Other comprehensive loss	(3,768)	(391,424)	(72,895)	(1,160,854)

Comprehensive income (loss)	$3,441,418	$(2,861,325)	$4,090,980	$(3,812,410)

See notes to condensed consolidated financial statements

FIRST RELIANCE BANCSHARES, INC.

Condensed Consolidated Statements of Shareholders’ Equity

For the Nine months ended September 30, 2014 and 2013

(Unaudited)

							Accumulated
							Other
					Nonvested	Retained	Comprehensive
	Preferred	Common	Capital	Treasury	Restricted	Earnings	Income
	Stock	Stock	Surplus	Stock	Stock	(Deficit)	(Loss)	Total
Balance, December 31, 2012	$18,199,743	$40,949	$27,991,132	$(182,234)	$(123,466)	$(6,207,116)	$1,478,919	$41,197,927

Net loss						(2,651,556)		(2,651,556)

Changes in unrealized gains and losses on securities							(1,160,854)	(1,160,854)

Expense of auctioning Series A and Series B Preferred stock	(169,291)							(169,291)

Accretion of Series A Preferred stock discount	145,509					(145,509)		-

Amortization of Series B Preferred stock premium	(12,345)					12,345		-

Conversion of Series C Preferred stock to Common stock	(2,293,000)	4,709	2,614,513			(326,222)		-

Issuance of common stock		5	997					1,002

Net Change in Restricted Stock		4	(735)		83,388			82,657

Purchase of treasury stock				(19,400)				(19,400)

Balance, September 30, 2013	$15,870,616	$45,667	$30,605,907	$(201,634)	$(40,078)	$(9,318,058)	$318,065	$37,280,485

Balance, December 31, 2013	$15,915,491	$45,687	$30,609,281	$(201,686)	$(32,138)	$(14,447,907)	$204,016	$32,092,744

Net income						4,163,875		4,163,875

Changes in unrealized gains and losses on securities							(72,895)	(72,895)

Accretion of Series A Preferred stock discount	34,112					(34,112)		-

Amortization of Series B Preferred stock premium	(2,894)					2,894		-

Net Change in restricted stock		1,685	298,343		(393,953)			(93,925)

Issuance of common stock		12	2,028					2,040

Purchase of treasury stock				(3,826)				(3,826)

Balance, September 30, 2014	$15,946,709	$47,384	$30,909,652	$(205,512)	$(426,091)	$(10,315,250)	$131,121	$36,088,013

See notes to condensed consolidated financial statements

FIRST RELIANCE BANCSHARES, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended
	September 30,
	2014	2013
Cash flows from operating activities:
Net Income (loss)	$4,163,875	$(2,651,556)
Adjustments to reconcile net income (loss) to net cash Provided by operating activities:
Provision for loan losses	97,826	609,808
Depreciation and amortization expense	728,401	623,828
Gain on sale of available-for-sale securities	(5,321)	(33,917)
Impairment loss on available-for-sale securities	-	70,000
Impairment loss on premises	430,000	-
(Gain) loss on sale of other real estate owned	(135,094)	331,626
Write down of other real estate owned	-	1,403,712
Discount accretion and premium amortization on available-for-sale securities	109,968	246,007
Disbursements for loans held-for-sale	(19,467,773)	(23,514,839)
Proceeds from loans held-for-sale	19,148,014	28,310,995
Decrease in interest receivable	81,519	213,815
Increase in cash surrender value of life insurance	(252,048)	(258,674)
Increase in deferred income taxes	(3,437,913)	-
Increase in interest payable	159,880	99,110
Increase (decrease) in deferred compensation on restricted stock	(93,925)	82,657
Increase (decrease) in other liabilities	1,586,613	(60,339)
Decrease in other assets	179,535	1,381,037
Net cash provided by operating activities	3,293,557	6,853,270

Cash flows from investing activities:
Increase in time deposits	(202)	(254)
Net (increase) decrease in loans receivable	(14,315,072)	22,683,679
Purchases of securities available-for-sale	(8,469,638)	(6,954,182)
Proceeds on sales of securities available-for-sale	5,295,529	712,248
Maturities of securities available-for-sale	1,694,737	13,087,848
Maturities of securities held-to-maturity	4,197,276	-
Net decrease of nonmarketable equity securities	452,400	242,400
Proceeds from sales of other real estate owned	7,693,223	4,243,364
Purchases of premises and equipment	(200,439)	(363,098)
Net cash (used) provided by investing activities	(3,652,186)	33,652,005

Cash flows from financing activities:
Net increase (decrease) in demand deposits, interest-bearing and savings accounts	18,864,166	(1,610,521)
Net decrease in certificates of deposit and other time deposits	(8,953,459)	(51,505,217)
Net increase in securities sold under agreements to repurchase	2,763,741	540,418
Net decrease in advances from Federal Home Loan Bank	(6,000,000)	-
Expense of auctioning Series A and Series B Preferred stock	-	(169,291)
Issuance of common stock to employees	2,040	1,002
Purchase of treasury stock	(3,826)	(19,400)
Net cash provided (used) by financing activities	6,672,662	(52,763,009)

Net increase (decrease) in cash and cash equivalents	6,314,033	(12,257,734)

Cash and cash equivalents, beginning of period	18,247,825	38,062,903

Cash and cash equivalents, end of period	$24,561,858	$25,805,169

Cash paid during the period for:
Interest	$744,925	$1,939,118
Income taxes	-	-

Supplemental noncash investing and financing activities:
Foreclosures on loans	$634,707	$4,602,690
Net change in unrealized losses on investment securities	(72,895)	(1,160,854)

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

The accompanying condensed consolidated financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit certain disclosures that would appear in audited annual consolidated financial statements. The consolidated financial statements as of September 30, 2014 and for the interim periods ended September 30, 2014 and 2013 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. The consolidated financial information as of December 31, 2013 has been derived from the audited consolidated financial statements as of that date. For further information, refer to the consolidated financial statements and the notes included in First Reliance Bancshares, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013.

Note 2 - Recently Issued Accounting Pronouncements

The following is a summary of recent authoritative pronouncements:

In January 2014, the Financial Accounting Standards Board (the “FASB”) amended the Receivables topic of the Accounting Standards Codification. The amendments are intended to resolve diversity in practice with respect to when a creditor should reclassify a collateralized consumer mortgage loan to other real estate owned (“OREO”). In addition, the amendments require a creditor reclassify a collateralized consumer mortgage loan to OREO upon obtaining legal title to the real estate collateral, or the borrower voluntarily conveying all interest in the real estate property to the lender to satisfy the loan through a deed in lieu of foreclosure or similar legal agreement. The amendments will be effective for the Company for annual periods, and interim periods within those annual periods, beginning after December 15, 2014, with early implementation of the guidance permitted. In implementing this guidance, assets that are reclassified from real estate to loans are measured at the carrying value of the real estate at the date of adoption. Assets reclassified from loans to real estate are measured at the lower of the net amount of the loan receivable or the fair value of the real estate less costs to sell at the date of adoption. The Company will apply the amendments prospectively. The Company does not expect these amendments to have a material effect on its financial statements.

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

In August 2014, the FASB issued guidance that is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. In connection with preparing financial statements, management will need to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the organization’s ability to continue as a going concern within one year after the date that the financial statements are issued. The amendments will be effective for the Company for annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The Company does not expect these amendments to have a material effect on its financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operation or cash flow.

Note 3 - Reclassifications

Certain captions and amounts in the financial statements in the Company’s Form 10-Q for the quarter ended September 30, 2013 were reclassified to conform to the September 30, 2014 presentation.

Note 4 - Investment Securities

The amortized cost and estimated fair values of securities available-for-sale were:

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
September 30, 2014
Mortgage-backed securities	$10,711,904	$50,658	$85,787	$10,676,775
Corporate bonds	2,782,832	47,938	-	2,830,770
Equity security	30,000	-	-	30,000
Total	$13,524,736	$98,596	$85,787	$13,537,545

December 31, 2013
Mortgage-backed securities	$9,277,577	$87,635	$46,579	$9,318,633
Corporate bonds	2,765,950	30,260	-	2,796,210
Equity security	30,000	-	-	30,000
Total	$12,073,527	$117,895	$46,579	$12,144,843

The amortized cost and estimated fair values of securities held-to-maturity were:

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
September 30, 2014
U.S. Government sponsored agencies	$6,464,681	$139,970	$32,871	$6,571,780
Mortgage-backed securities	22,822,497	683,697	181,692	23,324,502
Municipals	3,153,198	198,213	-	3,351,411
	32,440,376	$1,021,880	$214,563	$33,247,693
Unamortized capitalization of net unrealized gains on securities transferred from available-for-sale	185,859
Total	$32,626,235

December 31, 2013
U.S. Government sponsored agencies	$7,146,409	$80,707	$156,131	$7,070,985
Mortgage-backed securities	26,404,573	537,133	210,365	26,731,341
Municipals	3,163,155	17,569	31,116	3,149,608
	36,714,137	$635,409	$397,612	$36,951,934
Capitalization of net unrealized gains on securities transferred from available-for-sale	237,797
Total	$36,951,934

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

The following is a summary of maturities of securities available-for-sale and held-to-maturity as of September 30, 2014. The amortized cost and estimated fair values are based on the contractual maturity dates. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty. Mortgage-backed securities are presented as a separate line, maturities of which are based on expected maturities since paydowns are expected to occur before contractual maturity dates.

	Securities		Securities
	Available-for-Sale		Held-to-Maturity
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Due after five years but within ten years	$2,782,832	$2,830,770	$-	$-
Due after ten years	-	-	9,548,137	9,923,191
Mortgage-backed securities	10,711,904	10,676,775	23,078,098	23,324,502
Equity security	30,000	30,000	-	-
Total	$13,524,736	$13,537,545	$32,626,235	$33,247,693

The following tables show gross unrealized losses and fair value of securities available-for-sale and securities held-to-maturity, aggregated by investment category, and length of time that individual securities have been in a continuous realized loss position at September 30, 2014 and December 31, 2013.

Securities Available-for-Sale

	September 30, 2014		December 31, 2013
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses
Less Than 12 Months
Mortgage-backed securities	$6,456,812	$25,124	$1,999,360	$46,579

12 Months or More
Mortgage-backed securities	1,618,657	60,663	-	-
Total securities available-for-sale	$8,075,469	$85,787	$1,999,360	$46,579

Securities Held-to-Maturity

Less Than 12 Months,
U.S. Government sponsored agencies	$-	$-	$4,549,325	$156,131
Mortgage-backed securities	-	-	5,011,313	210,365
Municipals	-	-	2,037,029	31,116
Total	-	-	11,597,667	397,612

12 Months or More
U.S. Government sponsored agencies	4,153,133	32,871	-	-
Mortgage-backed securities	4,590,086	181,692	-	-
Total	8,743,219	214,563	-	-
Total securities held-to-maturity	$8,743,219	$214,563	$11,597,667	$397,612

At September 30, 2014, four securities classified as available-for-sale and three securities classified as held-to-maturity were in a loss position as detailed in the preceding tables. The Company does not intend to sell these securities in the near future and it is more likely than not that the Company will not be required to sell these securities before recovery of their amortized cost. The Company believes that, based on industry analyst reports and credit ratings, the deterioration in value is attributable to changes in market interest rates and, therefore, these losses are not considered other-than-temporary.

During the first nine months of 2014 and 2013, gross proceeds from the sale of available-for-sale securities were $5,295,529, and $712,248, respectively. During these periods, gross gains totaled $39,110 and $33,917, while gross losses totaled $33,789 and $0, respectively.

Note 5 – Loans Receivable and Allowance for Loan Losses

Major classifications of loans receivable are summarized as follows:

	September 30,	December 31,
	2014	2013
Real estate loans:
Construction	$27,288,184	$24,175,347
Residential:
Residential 1-4 family	39,921,811	35,873,036
Multifamily	3,696,152	4,312,057
Second mortgages	4,430,141	4,245,778
Equity lines of credit	20,801,799	21,270,126
Total residential	68,849,903	65,700,997
Nonresidential	102,306,351	104,378,485
Total real estate loans	198,444,438	194,254,829
Commercial and industrial	31,067,012	32,486,848
Consumer	22,412,036	11,725,319
Other	167,372	35,135
Total loans	$252,090,858	$238,502,131

The Company has pledged certain loans as collateral to secure its borrowings from the Federal Home Loan Bank. The total of loans pledged was $85,072,091 and $76,972,548 at September 30, 2014 and December 31, 2013, respectively.

The following is an analysis of the allowance for loan losses by class of loans for the nine months ended September 30, 2014 and the year ended December 31, 2013.

September 30, 2014

					Total
		Real Estate Loans			Real
(Dollars in Thousands)				Non-	Estate		Consumer
	Total	Construction	Residential	Residential	Loans	Commercial	and Other
Beginning balance	$2,894	$303	$1,043	$1,382	$2,728	$65	$101
Provisions	98	(310)	595	(381)	(96)	(109)	303
Recoveries	483	147	25	247	419	57	7
Charge-offs	(575)	(6)	(305)	(224)	(535)	(5)	(35)
Ending balance	$2,900	$134	$1,358	$1,024	$2,516	$8	$376

December 31, 2013

					Total
		Real Estate Loans			Real
(Dollars in Thousands)				Non-	Estate		Consumer
	Total	Construction	Residential	Residential	Loans	Commercial	and Other
Beginning balance	$4,167	$1,441	$951	$1,129	$3,521	$616	$30
Provisions	610	(980)	903	1,136	1,059	(548)	99
Recoveries	455	138	177	35	350	89	16
Charge-offs	(2,338)	(296)	(988)	(918)	(2,202)	(92)	(44)
Ending balance	$2,894	$303	$1,043	$1,382	$2,728	$65	$101

The following is a summary of loans evaluated for impairment individually and collectively, by class, for the nine months ended September 30, 2014 and the year ended December 31, 2013.

September 30, 2014

					Total
		Real Estate Loans			Real
(Dollars in Thousands)				Non-	Estate		Consumer
	Total	Construction	Residential	Residential	Loans	Commercial	and Other
Allowance
Evaluated for impairment
Individually	$404	$20	$284	$99	$403	$-	$1
Collectively	2,496	114	1,074	925	2,113	8	375
Allowance for loan losses	$2,900	$134	$1,358	$1,024	$2,516	$8	$376

Total Loans
Evaluated for impairment
Individually	$14,626	$3,695	$3,066	$7,767	$14,528	$15	$83
Collectively	237,465	23,593	65,784	94,539	183,916	31,052	22,497
Loans receivable	$252,091	$27,288	$68,850	$102,306	$198,444	$31,067	$22,580

December 31, 2013

					Total
		Real Estate Loans			Real
(Dollars in Thousands)				Non-	Estate		Consumer
	Total	Construction	Residential	Residential	Loans	Commercial	and Other
Allowance
Evaluated for impairment
Individually	$405	$2	$185	$163	$350	$53	$2
Collectively	2,489	301	858	1,219	2,378	12	99
Allowance for loan losses	$2,894	$303	$1,043	$1,382	$2,728	$65	$101

Total Loans
Evaluated for impairment
Individually	$18,160	$2,495	$3,091	$10,998	$16,584	$1,480	$96
Collectively	220,342	21,680	62,610	93,381	177,671	31,007	11,664
Loans receivable	$238,502	$24,175	$65,701	$104,379	$194,255	$32,487	$11,760

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

The following summarizes the Company’s impaired loans as of September 30, 2014.

		Unpaid		Average
(Dollars in Thousands)	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment
With no related allowance recorded:
Real estate
Construction	$1,999	$1,999	$-	$951
Residential	1,996	2,143	-	2,219
Nonresidential	6,316	6,467	-	6,256
Total real estate loans	10,311	10,609	-	9,426
Commercial	15	22	-	33
Consumer and other	67	68	-	78
	10,393	10,699	-	9,537

With an allowance recorded:
Real estate
Construction	1,696	1,696	20	1,323
Residential	1,070	1,080	284	985
Nonresidential	1,451	1,451	99	2,071
Total real estate loans	4,217	4,227	403	4,379
Commercial	-	-	-	1,065
Consumer and other	16	22	1	12
	4,233	4,249	404	5,456

Total
Real estate
Construction	3,695	3,695	20	2,274
Residential	3,066	3,223	284	3,204
Nonresidential	7,767	7,918	99	8,327
Total real estate loans	14,528	14,836	403	13,805
Commercial	15	22	-	1,098
Consumer and other	83	90	1	90
Total	$14,626	$14,948	$404	$14,993

The following summarizes the Company’s impaired loans as of December 31, 2013.

		Unpaid		Average
(Dollars in Thousands)	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment
With no related allowance recorded:
Real estate
Construction	$680	$849	$-	$1,599
Residential	2,127	2,272	-	3,038
Nonresidential	6,047	6,365	-	8,187
Total real estate loans	8,854	9,486	-	12,824
Commercial	12	18	-	1,131
Consumer and other	83	91	-	75
	8,949	9,595	-	14,030

With an allowance recorded:
Real estate
Construction	1,815	1,815	2	1,777
Residential	964	999	185	1,299
Nonresidential	4,951	5,087	163	2,803
Total real estate loans	7,730	7,901	350	5,879
Commercial	1,468	1,538	53	606
Consumer and other	13	14	2	28
	9,211	9,453	405	6,513

		Unpaid		Average
(Dollars in Thousands)	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment
Total
Real estate
Construction	$2,495	$2,664	$2	$3,375
Residential	3,091	3,271	185	4,337
Nonresidential	10,998	11,452	163	10,990
Total real estate loans	16,584	17,387	350	18,702
Commercial	1,480	1,556	53	1,737
Consumer and other	96	105	2	104
Total	$18,160	$19,048	$405	$20,543

Interest income on impaired loans other than nonaccrual loans is recognized on an accrual basis. Interest income on nonaccrual loans is recognized only as collected. For the nine months ended September 30, 2014 and 2013, interest income recognized on nonaccrual loans was $61,039 and $478,475, respectively. If the nonaccrual loans had been accruing interest at their original contracted rates, related income would have been $81,378 and $654,639 for the nine months ended September 30, 2014 and 2013, respectively.

A summary of current, past due and nonaccrual loans as of September 30, 2014 was as follows:

	Past Due	Past Due Over 90 days
(Dollars in Thousands)	30-89	and	Non-	Total		Total
	Days	Accruing	Accruing	Past Due	Current	Loans
Real estate
Construction	$-	$-	$-	$-	$27,288	$27,288
Residential	-	-	1,469	1,469	67,381	68,850
Nonresidential	-	-	545	545	101,761	102,306
Total real estate loans	-	-	2,014	2,014	196,430	198,444
Commercial	-	-	6	6	31,061	31,067
Consumer and other	6	-	26	32	22,548	22,580
Totals	$6	$-	$2,046	$2,052	$250,039	$252,091

A summary of current, past due and nonaccrual loans as of December 31, 2013 was as follows:

	Past Due	Past Due Over 90 days
(Dollars in Thousands)	30-89	and	Non-	Total		Total
	Days	Accruing	Accruing	Past Due	Current	Loans
Real estate
Construction	$11	$-	$481	$492	$23,683	$24,175
Residential	344	-	1,672	2,016	63,685	65,701
Nonresidential	24	127	5,006	5,157	99,222	104,379
Total real estate loans	379	127	7,159	7,665	186,590	194,255
Commercial	3	-	1,393	1,396	31,091	32,487
Consumer and other	19	8	74	101	11,659	11,760
Totals	$401	$135	$8,626	$9,162	$229,340	$238,502

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

At September 30, 2014 there were 26 loans classified as a TDR totaling $9,190,315. Of the 26 loans, 18 loans totaling $8,682,945 were performing while eight loans totaling $507,370 were not performing. As of December 31, 2013, there were 30 loans classified as TDRs totaling $7,157,230. Of the 30 loans, 16 loans totaling $3,481,589 were performing while 14 loans totaling $3,675,641 were not performing. All of these restructured loans resulted in either extended maturity or lowered rates and were included in the impaired loan balance.

The following tables provide, by class, the number of loans modified as TDRs during the three months and nine months ended September 30, 2014 and 2013.

September 30, 2014

(Dollars in Thousands)	Three Months Ended September 30, 2014			Nine months ended September 30, 2014
			Unpaid			Unpaid
	Number	Recorded	Principal	Number	Recorded	Principal
	of Loans	Investment	Balance	of Loans	Investment	Balance
Reduced Rate
Real estate - Residential	-	$-	$-	1	$62	$62

Extended maturity
Real estate – Nonresidential	1	2,738	2,738	1	2,738	2,738

Totals	1	$2,738	$2,738	2	$2,800	$2,800

September 30, 2013

(Dollars in Thousands)	Three Months Ended September 30, 2013			Nine months ended September 30, 2013
			Unpaid			Unpaid
	Number	Recorded	Principal	Number	Recorded	Principal
	of Loans	Investment	Balance	of Loans	Investment	Balance
Extended maturity
Real estate – Residential	-	$-	$-	2	$76	$76
Nonresidential	-	-	-	1	204	204
Commercial	-	-	-	1	14	14
Consumer and other	-	-	-	1	13	13
Total	-	-	-	5	307	307

Reduced Rate
Real estate – Residential	2	$281	$281	4	$738	$738

Totals	2	$281	$281	9	$1,045	$1,045

The following tables provide the number of loans and leases modified as TDRs during the previous 12 months which subsequently defaulted during the three and nine months ended September 30, 2014 and 2013, as well as the recorded investments and unpaid principal balances as of September 30, 2014 and 2013. Loans in default are those past due greater than 89 days.

September 30, 2014

(Dollars in Thousands)	Three Months Ended September 30, 2014			Nine months ended September 30, 2014
			Unpaid			Unpaid
	Number	Recorded	Principal	Number	Recorded	Principal
	of Loans	Investment	Balance	of Loans	Investment	Balance
Extended maturity
Consumer	-	$-	$-	1	$11	$11

September 30, 2013

(Dollars in Thousands)	Three Months Ended September 30, 2013			Nine months ended September 30, 2013
			Unpaid			Unpaid
	Number	Recorded	Principal	Number	Recorded	Principal
	of Loans	Investment	Balance	of Loans	Investment	Balance
Extended maturity
Real estate – Nonresidential	-	$-	$-	1	$104	$104

Reduced Rate
Real estate –
Residential	-	-	-	1	171	171
Nonresidential	-	-	-	1	119	119
Total	-	-	-	2	290	290

Totals	-	$-	$-	3	$394	$394

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.

As of September 30, 2014, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

					Total
		Real Estate Loans			Real
(Dollars in Thousands)				Non-	Estate		Consumer
	Total	Construction	Residential	Residential	Loans	Commercial	and Other
Pass	$206,813	$17,011	$60,272	$78,737	$156,020	$28,361	$22,432
Special mention	28,355	6,781	5,764	13,004	25,549	2,690	116
Substandard	16,923	3,496	2,814	10,565	16,875	16	32
Doubtful	-	-	-	-	-	-	-
Totals	$252,091	$27,288	$68,850	$102,306	$198,444	$31,067	$22,580

As of December 31, 2013, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

					Total
		Real Estate Loans			Real
(Dollars in Thousands)				Non-	Estate		Consumer
	Total	Construction	Residential	Residential	Loans	Commercial	and Other
Pass	$193,839	$14,406	$56,227	$81,891	$152,524	$29,735	$11,580
Special mention	27,926	9,085	5,904	11,588	26,577	1,271	78
Substandard	16,737	684	3,570	10,900	15,154	1,481	102
Doubtful	-	-	-	-	-	-	-
Totals	$238,502	$24,175	$65,701	$104,379	$194,255	$32,487	$11,760

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

The following table summarizes the Company’s off-balance sheet financial instruments whose contract amounts represent credit risk at the dates indicated below:

	September 30,	December 31,
	2014	2013
Commitments to extend credit	$33,847,789	$34,397,688
Standby letters of credit	75,000	8,000

Note 6 – Other Real Estate Owned

Transactions in OREO for the nine months ended September 30, 2014 and year ended December 31, 2013 are summarized below:

	September 30,	December 31,
	2014	2013
Beginning balance	$8,932,634	$15,289,991
Additions	634,707	4,827,496
Sales	(7,558,129)	(6,279,377)
Write downs	-	(4,905,476)
Ending balance	$2,009,212	$8,932,634

The Company recognized a net gain of $135,094 and a net loss of $331,626 on the sale of OREO for the nine months ended September 30, 2014 and 2013, respectively.

OREO expense for the nine months ended September 30, 2014 and 2013 was $490,137 and $2,738,692, respectively, which includes gains and losses on sales.

Note 7 – Shareholders’ Equity

Common Stock – The following is a summary of the changes in common shares outstanding for the nine months ended September 30, 2014 and 2013.

	Nine Months ended
	September 30,
	2014	2013
Common shares outstanding at beginning of the period	4,568,695	4,094,861
Conversion of Series C preferred stock to common stock	-	470,829
Issuance of common stock	1,200	550
Issuance of non-vested restricted shares	213,100	1,245
Forfeiture of restricted shares	(44,625)	(835)
Common shares outstanding at end of the period	4,738,370	4,566,650

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

The Company must request prior approval from the Federal Reserve Bank of Richmond (the “Federal Reserve”) prior to declaring or paying dividends on its common stock or preferred stock, or making scheduled interest payments on its trust-preferred securities. Such approval was not granted by the Federal Reserve for payment of the Company’s dividends and interest payments due and payable in the twelve consecutive quarters ended September 30, 2014. Additionally, such approval was not granted for payments due in the fourth quarter of 2014. Since the Company has not paid the dividend on its Series A and Series B Shares for more than six consecutive quarterly periods, the holders of these shares currently have the right to appoint up to two individuals to the Company’s board of directors. To date, the right to appoint directors has not been exercised by the holders.

As of September 30, 2014, dividends in arrears on the Series A and Series B shares totaled $2,739,675.

Note 8 – Income Taxes

The income tax benefit of $3,211,069 for both the three and nine months ended September 30, 2014, consists of currently payable income taxes of $226,844, less the increase of $3,437,913 in the Company’s net deferred tax assets. The income tax benefit related to the Company's pretax loss for the three and nine months ended September 30, 2013 was offset by the increase of an equal amount in the valuation allowance related to its net deferred tax assets.

Note 9 – Net Income (Loss) Per Common Share

Net income (loss) available to common shareholders represents net income (loss) adjusted for preferred dividends including dividends declared, accretions of discounts and amortization of premiums on preferred stock issuances and cumulative dividends related to the current dividend period that have not been declared as of period end. All potential dilutive common shares equivalents were deemed to be anti-dilutive for the three and nine months ended September 30, 2013, due to the net loss available to common shareholders.

The following is a summary of the net income (loss) per common share calculations for the three months and nine months ended September 30, 2014 and 2013.

	Three Months Ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Net income (loss) available to common shareholders
Net income (loss)	$3,445,186	$(2,469,901)	$4,163,875	$(2,651,556)
Preferred stock dividends	362,610	254,449	857,595	752,944
Deemed dividends on preferred stock resulting from net accretion of discount and amortization of premium	-	44,876	31,218	133,164
Net income (loss) available to common shareholders	$3,082,576	$(2,769,226)	$3,275,062	$(3,537,664)

Basic net income (loss) per common share:
Net income (loss) available to common shareholders	$3,082,576	$(2,769,226)	$3,275,062	$(3,537,664)

Average common shares outstanding - basic	4,571,726	4,413,119	4,570,257	4,202,251

Basic net income (loss) per share	$0.67	$(0.63)	$0.72	$(0.84)

Diluted net income (loss) per common share:
Net income (loss) available to common shareholders	$3,082,576	$(2,769,226)	$3,275,062	$(3,537,664)

Average common shares outstanding – basic	4,571,726	4,413,119	4,570,257	4,202,251
Dilutive potential common shares	93,564	-	78,278	-
Average common shares outstanding - diluted	4,665,290	4,413,119	4,648,535	4,202,251

Diluted income (loss) per share	$0.66	$(0.63)	$0.70	$(0.84)

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

During the nine months ended September 30, 2014 and 2013, the Company issued 213,100 and 1,245 shares, respectively, of restricted stock pursuant to the Plan. The shares issued in 2014 vest in a single installment on the seventh anniversary of the date of grant and thus will be fully vested in 2021, subject to meeting the performance criteria of the Plan. All unearned restricted shares outstanding at December 31, 2013 were either forfeited or cancelled during 2014. The weighted-average fair value of restricted stock issued during the nine months ended September 30, 2014 and 2013 was $2.11 and $1.76 per share, respectively. Compensation cost associated with the issuance was for 2014 and 2013 was $449,455 and $2,191, respectively. During the first nine months of 2014 and 2013, 44,625 and 835 shares, respectively, were either forfeited or cancelled having a weighted average price of $3.35 and $3.50, respectively. Deferred compensation expense of $41,232 and $82,657, relating to restricted stock, was amortized to income during the nine months ended September 30, 2014 and 2013, respectively. Previously amortized compensation expense of $135,158, associated with the cancellation of the unearned restricted stock outstanding at of December 31, 2013, was credited to income during the third quarter of 2014.

The Plan also allows for the issuance of Stock Appreciation Rights ("SARs"). The SARs entitle the participant to receive the excess of (1) the market value of a specified or determinable number of shares of the stock at the exercise date over the fair value at grant date or (2) a specified or determinable price which may not in any event be less than the fair market value of the stock at the time of the award. Upon exercise, the Company can elect to settle the awards using either Company stock or cash. The shares start vesting after five years and vest at 20% per year until fully vested. Compensation cost for SARs is amortized to compensation expense over the vesting period. No SARs were issued during the first nine months of 2014 and 2013.

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

Loans - The Company does not record loans at fair value on a recurring basis, however, from time to time, a loan is considered impaired and an allowance for loan loss is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan are considered impaired. Once a loan is identified as individually impaired, management measures impairment. The fair value of impaired loans is estimated using one of several methods, including the collateral value, market value of similar debt, enterprise value, liquidation value, and discounted cash flows. Those impaired loans not requiring a specific allowance represent loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At September 30, 2014 and December 31, 2013, a significant portion of impaired loans were evaluated based upon the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the loan as nonrecurring Level 3.

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

The tables below present the balances of assets and liabilities measured at fair value on a recurring basis by level within the hierarchy at September 30, 2014 and December 31, 2013.

	Total	Level 1	Level 2	Level 3
September 30, 2014
Available-for-sale securities:
Mortgage-backed securities	$10,676,775	$-	$10,676,775	$-
Corporate bonds	2,830,770	-	2,830,770	-
Equity security	30,000	-	30,000	-
	13,537,545	-	13,537,545	-
Mortgage loans held for sale (1)	2,568,011	-	2,568,011	-
	$16,105,556	$-	$16,105,556	$-

December 31, 2013
Available-for-sale securities:
Mortgage-backed securities	$9,318,633	$-	$9,318,633	$-
Corporate bonds	2,796,210	-	2,796,210	-
Equity security	30,000	-	30,000	-
	12,144,843	-	12,144,843	-
Mortgage loans held for sale (1)	2,248,252	-	2,248,252	-
	$14,393,095	$-	$14,393,095	$-

(1) Carried at the lower of cost or market.

There were no liabilities measured at fair value on a recurring basis at September 30, 2014 and December 31, 2013.

Assets Recorded at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table presents the assets and liabilities measured at fair value on a nonrecurring basis at September 30, 2014 and December 31, 2013, aggregated by level in the fair value hierarchy within which those measurements fall.

	Total	Level 1	Level 2	Level 3
September 30, 2014
Collateral-dependent impaired loans receivable	$9,130,348	$-	$-	$9,130,348
Other real estate owned	2,009,212	-	-	2,009,212
Total assets at fair value	$11,139,560	$-	$-	$11,139,560

December 31, 2013
Collateral-dependent impaired loans receivable	$13,359,438	$-	$-	$13,359,438
Other real estate owned	8,932,634	-	-	8,932,634
Total assets at fair value	$22,292,072	$-	$-	$22,292,072

For level 3 assets measured at fair value on a non-recurring basis as of September 30, 2014 and December 31, 2013, the significant unobservable inputs in the fair value measurements were as follows:

General
	Valuation Technique	Significant Unobservable Inputs	Range

Collateral-dependant impaired loans receivable	Appraised Value	Collateral discounts	0-10%

Other real estate owned	Appraised Value	Collateral discounts and estimated costs to sell	0-10%

There were no liabilities measured at fair value on a nonrecurring basis at September 30, 2014 and December 31, 2013.

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

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of September 30, 2014 and December 31, 2013. This table excludes financial instruments for which the carrying amount approximates fair value. For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization. For financial liabilities such as noninterest-bearing demand, interest-bearing demand, and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity.

			Fair Value Measurements
			Quoted
			Prices in
			Active Markets
			for Identical	Other	Significant
			Assets or	Observable	Unobservable
	Carrying	Fair	Liabilities	Inputs	Inputs
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2014

Financial Assets:
Securities held-to-maturity	$32,626,235	$33,247,693	$-	$33,247,693	$-
Loans receivable	252,090,858	254,208,000	-	-	254,208,000

Financial Liabilities:
Certificates of deposit	$75,591,587	$75,777,000	$-	$75,777,000	$-
Advances from Federal Home Loan Bank	17,000,000	17,004,000	-	17,004,000	-

December 31, 2013

Financial Assets:
Securities held-to-maturity	$36,951,934	$36,951,934	$-	$36,951,934	$-
Loans receivable	238,502,131	240,472,000	-	-	240,472,000

Financial Liabilities:
Certificates of deposit	$84,545,046	$85,081,000	$-	$85,081,000	$-
Advances from Federal Home Loan Bank	23,000,000	23,010,000	-	23,010,000	-

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion reviews our results of operations and assesses our financial condition as of and for the periods indicated. You should read the following discussion and analysis in conjunction with the discussion of forward-looking statements and unaudited condensed consolidated financial statements as of and for the three and nine months ended September 30, 2014 and 2013 included elsewhere in this report and the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Overview

The following discussion describes our results of operation for the three and nine months ended September 30, 2014 as compared to the quarter and nine months ended September 30, 2013 and also analyzes our financial condition as of September 30, 2014 as compared to December 31, 2013.

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

Results of Operations

Our operating results for the three and nine months ended September 30, 2014 improved significantly versus the same periods of the prior year. Specifically, net income available to common shareholders was $3,082,576, or a basic and diluted income per common share of $0.67 and $0.66, for the three months ended September 30, 2014, respectively, versus a net loss available to common shareholders of $2,769,226, or a basic and diluted loss per common share of $0.63, for the three months ended September 30, 2013. Comparing the third quarter of 2014 with the third quarter of 2013, we experienced an increase of $5,851,802 in net income available to common shareholders. This improvement in operating results for the three months ended September 30, 2014 is attributed primarily to the reversal of $3,437,913 of the valuation allowance related to our deferred tax assets, an increase of $541,870 in our net interest income, a reduction of $1,619,241 in our noninterest expenses and a reduction of $557,912 in our provision for losses. A detailed discussion of each of these items and others affecting our operating results for the period follows.

For the nine months ended September 30, 2014, net income available to common shareholders was $3,275,062, or a basic and diluted income per common share of $0.72 and $0.70, respectively, versus net loss available to common shareholders of $3,537,664, or a basic and diluted loss per common share of $0.84, for the nine months ended September 30, 2013. Comparing the first nine months of 2014 with the first nine months of 2013, we experienced an increase of $6,812,726 in our net income available to common shareholders. This increase is attributed primarily to the reversal of $3,437,913 of the valuation allowance related to our deferred tax assets, an increase of $1,064,754 in our net interest income and a reduction of $2,135,266 in our noninterest expenses. A detailed discussion of each of these items and others affecting our operating results for the period follows.

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

Net interest income increased $541,870, or 18.01%, to $3,550,435 for the quarter ended September 30, 2014, from $3,008,565 for the comparable period of 2013. Our net interest income for the nine months ended September 30, 2014 and 2013 was $10,142,202 and $9,077,448, respectively. This represents an increase of $1,064,754, or 11.73%. The increase in both periods is attributable to our interest-bearing liabilities having declined at a higher rate than our earning assets. For the three and nine months ended September 30, 2014, compared to the comparable 2013 periods, the average volume of our interest-bearing liabilities declined 3.28% and 12.14%, respectively, while the average volume of our earning assets declined 1.75% and 8.23%, respectively. Additionally, for the 2014 periods compared to the 2013 periods, we reduced the average rate paid on our interest-bearing liabilities by 44 and 47 basis points, respectively, while we were able to increase the average rate earned on our earning assets by 22 and 37 basis points, respectively.

For the third quarter of 2014, average-earning assets totaled $318,846,640 with an annualized average yield of 4.72% compared to $313,365,157 and 4.50%, respectively, for the third quarter of 2013. Average interest-bearing liabilities totaled $257,098,394 with an annualized average cost of 0.38% for third quarter of 2014 compared to $265,812,505 and 0.82%, respectively, for the third quarter of 2013.

Average earning assets for the nine months ended September 30, 2014 and 2013 were $308,237,804 and $335,896,069, respectively, with an annualized average yield of 4.79% and 4.42% respectively. Average interest-bearing liabilities totaled $252,628,632 and $287,544,924 with an annualized average cost of 0.48% and 0.95% for the nine months ended September 30, 2014 and 2013, respectively.

Our net interest margin and net interest spread were 4.42% and 4.34%, respectively, for the third quarter of 2014 compared to 3.81% and 3.68%, respectively, for the third quarter of 2013. For the nine months ended September 30, 2014, our net interest margin and net interest spread were 4.40% and 4.31%, respectively, compared to 3.61% and 3.47%, respectively, for the comparable period of 2013.

Because loans often provide a higher yield than other types of earning assets, one of our goals is to maintain our loan portfolio as the largest component of total earning assets. Loans comprised 77.70% and 79.33% of average earning assets for the three and nine months ended September 30, 2014, respectively, compared to 75.66% and 74.37%, respectively, for the comparable periods of 2013. Loan interest income for the three and nine months ended September 30, 2014 was $3,461,473 and $10,058,113, respectively, compared to $3,246,099 and $10,090,301, respectively, for the comparable periods of 2013. The annualized average yield on loans was 5.54% and 5.50%, respectively, for the three and nine months ended September 30, 2014 compared to 5.43% and 5.40%, respectively, for the comparable 2013 periods. For the three months ended September 30, 2014, compared to the comparable 2013 period, the average balances of our loans increased $10,622,492, or 4.48%. For the nine months ended September 30, 2014, the average balances of our loans decreased $5,279,116, or 2.11%. Our loan interest income for 2014 was favorably impacted by the significant reduction of our non-performing loans. For the third quarters of 2014 and 2013, the average volume of our nonaccruing loans was $3,843,747 and $10,537,357, respectively, a decrease of $6,693,610, or 63.52%. For the nine months ended September 30, 2014 and 2013, the average volume of our nonaccruing loans was $6,000,614 and $16,208,325, respectively, a decrease of $10,207,711, or 62.98%. Additional information may be found in the “Rate/Volume Analysis” presented below.

Available-for-sale and held-to-maturity investment securities averaged $46,629,415, or 14.62% of average earning assets, for the third quarter of 2014 compared to $51,708,168 or 16.50% of average earning assets for the third quarter of 2013. These securities averaged $47,091,365 and were 15.28% of average earning assets for the nine months ended September 30, 2014, compared to $54,372,752 and 16.19% for the nine months ended September 30, 2013. Interest earned on these securities totaled $306,535 and $931,938 for the three and nine months ended September 30, 2014, respectively, compared to $289,905 and $952,145, respectively, for the same periods in 2013. The annualized average yield on these securities was 2.61% and 2.22% for the third quarters of 2014 and 2013, respectively. The annualized average yield was 2.65% and 2.34% for the nine months ended September 30, 2014 and 2013, respectively.

Our average interest-bearing deposits were $223,038,244 and $239,491,852 for the third quarters of 2014 and 2013, respectively. This represents a decrease of $16,453,608, or 6.87%. Our average interest-bearing deposits were $218,953,973 and $261,251,687 for the nine months ended September 30, 2014 and 2013, respectively. This represents a decrease of $42,297,714, or 16.19%. Total interest paid on deposits for the three and nine months ended September 30, 2014 was $179,817 and $660,611, respectively, compared to $425,729 and $1,676,205 for the same periods of 2013. The annualized average cost of deposits was 0.32% and 0.70% for the three months ended September 30, 2014 and 2013, respectively. The annualized average cost of deposits was 0.40% and 0.86% for the nine months ended September 30, 2014 and 2013, respectively. As our loan demand declined, we concurrently lowered our rates paid for deposits, especially for time deposits, which is the primary reason that the amounts of our average time deposits were 22.83% and 32.99% lower during the three and nine months ended September 30, 2014, respectively, than during the comparable 2013 periods.

The average balance of other interest-bearing liabilities was $34,060,150 and $26,320,653 for the three months ended September 30, 2014 and 2013, respectively, an increase of $7,739,497, or 29.40%. The average balance of other interest-bearing liabilities was $33,674,659 and $26,293,237 for the nine months ended September 30, 2014 and 2013, respectively, an increase of $7,381,422, or 28.07%. The increase for both periods is primarily attributable to the increase of $6,000,044 and $6,275,241in our average volume of borrowing from the Federal Home Loan Bank during the 2014 periods, respectively, which replaced our higher cost time deposits. For the three and nine months ended September 30, 2014, the annualized average cost of borrowing from the Federal Home Land Bank was 0.45% and 0.44%, respectively, while the average rate paid on time deposits was 0.76% and 0.94%, respectively.

The following table sets forth, for the period indicated, certain information related to our average balance sheet and our average yields on assets and average costs of liabilities. Such yields are derived by dividing income or expense by the average balance of the corresponding assets or liabilities. Average balances have been derived from the daily balances throughout the periods indicated.

Three Months Ended September 30,

	Average Balances, Income and Expenses, and Rates
	2014			2013			2012
(Dollars in thousands)	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Earning assets:
Loans (1)	$247,728	$3,461	5.54%	$237,106	$3,246	$5.43%	$283,909	$4,197	5.88%
Securities, taxable	43,488	278	2.54	49,870	273	2.17	66,312	446	2.68
Securities, nontaxable	3,141	29	3.66	1,838	17	3.67	13,356	128	3.82
Other earning assets	24,489	27	0.44	24,551	20	0.32	33,033	23	0.28
Total earning assets	318,846	3,795	4.72	313,365	3,556	4.50	396,610	4,794	4.81
Non-earning assets:	44,824			56,272			56,829
Total assets	$363,670			$369,637			$453,439

Liabilities and Shareholders' Equity
Interest-bearing deposits:
Transaction accounts	$60,279	$7	0.05%	$45,633	$13	0.11%	$41,409	$15	0.15%
market accounts	85,523	25	0.12	93,776	36	0.15	111,986	73	0.26
Time deposits	77,236	148	0.76	100,083	376	1.49	168,666	823	1.94
Total interest-bearing deposits	223,038	180	0.32	239,492	425	0.70	322,061	911	1.13

	Average Balances, Income and Expenses, and Rates
	2014			2013			2012
(Dollars in thousands)	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate

Other interest-bearing liabilities:
Federal Home Loan Bank bank borrowing	$17,000	$19	0.44%	$11,000	$64	2.31%	$13,000	$68	2.07%
Junior subordinated debentures	10,310	45	1.73	10,310	57	2.19	10,310	61	2.36
Other	6,750	1	0.06	5,011	1	0.08	4,691	1	0.10
Total other interest-bearing liabilities	34,060	65	0.76	26,321	122	1.84	28,001	130	1.85
Total interest-bearing liabilities	257,098	245	0.38	265,813	547	0.82	350,062	1,041	1.18
Noninterest-bearing deposits	69,753			61,920			57,833
Other liabilities	3,769			2,550			3,240
Shareholders' equity	33,050			39,354			42,304
Total liabilities and equity	$363,670			$369,637			$453,439

Net interest income/interest spread		$3,550	4.34%		$3,009	3.68%		$3,753	3.63%

Net yield on earning assets			4.42%			3.81%			3.76%

(1)	Includes mortgage loans held for sale and nonaccruing loans

Nine Months Ended September 30,

	Average Balances, Income and Expenses, and Rates
	2014			2013			2012
(Dollars in thousands)	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Earning assets:
Loans (1)	$244,527	$10,058	5.50%	$249,806	$10,090	5.40%	$292,645	$12,700	5.80%
Securities, taxable	43,946	846	2.57	53,753	935	2.33	66,603	1,373	2.75
Securities, nontaxable	3,145	86	3.65	619	17	3.67	17,358	506	3.90
Other earning assets	16,620	57	0.46	31,718	73	0.31	36,033	81	0.30
Total earning assets	308,238	11,047	4.79	335,896	11,115	4.42	412,639	14,660	4.75
Non earning assets:	46,986			55,763			58,709
Total assets	$355,224			$391,659			$471,348

Liabilities and Shareholders' Equity
Interest-bearing deposits:
Transaction accounts	$53,004	$24	0.06%	$44,249	$38	0.11%	$41,966	$65	0.21%
Savings and money market accounts	85,649	74	0.12	97,160	135	0.19	116,145	282	0.32
Time deposits	80,301	563	0.94	119,843	1,503	1.68	185,104	2,833	2.04
Total interest-bearing deposits	218,954	661	0.40	261,252	1,676	0.86	343,215	3,180	1.24

Other interest-bearing liabilities:
Federal Home Loan Bank
Bank borrowing	17,275	57	0.44	11,000	188	2.29	13,000	200	2.06
Junior subordinated debentures	10,310	182	2.36	10,310	170	1.65	10,310	185	1.79
Other	6,090	5	0.11	4,983	4	0.11	3,204	2	0.10
Total other interest-bearing liabilities	33,675	244	0.97	26,293	362	1.84	26,514	387	1.95
Total interest-bearing liabilities	252,629	905	0.48	287,545	2,038	0.95	369,729	3,567	1.29
Noninterest-bearing deposits	66,628			61,433			56,774
Other liabilities	3,371			2,318			2,974
Shareholders' equity	32,596			40,363			41,871
Total liabilities and equity	$355,224			$391,659			$471,348

Net interest income/interest spread		$10,142	4.31%		$9,077	3.47%		$11,093	3.46%

Net yield on earning assets			4.40%			3.61%			3.59%

(1)	Includes mortgage loans held for sale and nonaccruing loans

Net interest income can be analyzed in terms of the impact of changing interest rates and changing volume. The following tables set forth the effect which the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the periods presented.

Three Months Ended September 30,
	2014 Compared to 2013			2013 Compared to 2012
(Dollars in thousands)	Due to increase (decrease) in			Due to increase (decrease) in
	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Loan	$157	$58	$215	$(650)	$(301)	$(951)
Securities, taxable	(37)	42	5	(98)	(75)	(173)
Securities, tax exempt	12	-	12	(106)	(5)	(111)
Other earning assets	-	7	7	(6)	3	(3)
Total interest income	132	107	239	(860)	(378)	(1,238)

Interest expense:
Interest-bearing deposits
Interest-bearing transaction accounts	3	(9)	(6)	1	(3)	(2)
Savings and money market accounts	(3)	(8)	(11)	(10)	(27)	(37)
Time deposits	(73)	(155)	(228)	(285)	(162)	(447)
Total interest-bearing deposits	(73)	(172)	(245)	(294)	(192)	(486)

Other interest-bearing liabilities
Federal Home Loan Bank borrowings	24	(69)	(45)	(11)	7	(4)
Junior subordinated debentures	-	(12)	(12)	-	(4)	(4)
Other	-	-	-	-	-	-
Total other interest-bearing liabilities	24	(81)	(57)	(11)	3	(8)
Total interest expense	(49)	(253)	(302)	(305)	(189)	(494)

Net interest income	$181	$360	$541	$(555)	$(189)	$(744)

Nine months ended September 30,
	2014 Compared to 2013			2013 Compared to 2012
(Dollars in thousands)	Due to increase (decrease) in			Due to increase (decrease) in
	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Loans	$(216)	$184	$(32)	$(1,774)	$(836)	$(2,610)
Securities, taxable	(180)	91	(89)	(244)	(194)	(438)
Securities, tax exempt	-	69	69	(461)	(28)	(489)
Other earning assets	(43)	27	(16)	(11)	3	(8)
Total interest income	(439)	371	(68)	(2,490)	(1,055)	(3,545)

Interest expense:
Interest-bearing transaction accounts	6	(20)	(14)	4	(31)	(27)
Savings and money market accounts	(15)	(46)	(61)	(42)	(105)	(147)
Time deposits	(403)	(537)	(940)	(887)	(443)	(1,330)
Total interest-bearing deposits	(412)	(603)	(1,015)	(925)	(579)	(1,504)

Other interest-bearing liabilities
Federal Home Loan Bank borrowings	71	(202)	(131)	(33)	21	(12)
Junior subordinated debentures	-	12	12	-	(15)	(15)
Other	1	0	1	1	1	2
Total other interest-bearing liabilities	72	(190)	(118)	(32)	7	(25)
Total interest expense	(340)	(793)	(1,133)	(957)	(572)	(1,529)

Net interest income	$(99)	$1,164	$1,065	$(1,533)	$(483)	$(2,016)

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

More specifically, in determining our allowance for loan losses, we regularly review loans for specific and impaired reserves based on the appropriate impairment assessment methodology. Pooled reserves are determined using historical loss trends measured over a four-quarter average applied to risk rated loans grouped by Federal Financial Institutions Examination Council (“FFIEC”) call code and segmented by impairment status. The pooled reserves are calculated by applying the appropriate historical loss ratio to the loan categories. Impaired loans greater than a minimum threshold established by management are excluded from this analysis. The sum of all such amounts determines our pooled reserves. In line with our peer group, we review historical losses over four quarters, which results in a provision estimate responsive to current economic conditions. The historical loss factors utilized in our model have been updated as of the end of the third quarter 2014 to reflect losses realized through the end of second quarter 2014.

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

As of September 30, 2014 and 2013, the allowance for loan losses was $2,900,341and $2,899,368, respectively. As a percentage of total loans, the allowance for loan losses was 1.15% and 1.25% at September 30, 2014 and 2013, respectively. The decrease in the allowance ratio is reflective of the significant reductions in practically all categories of our problem loans. See the discussion regarding the provision expense and “Activity in the Allowance for Loan Losses” below for additional information regarding our asset quality and loan portfolio.

Our provision for loan losses was $51,896 and $609,808 for the third quarters of 2014 and 2013, respectively, a decrease of $557,912. For the nine months ended September 30, 2014 and 2013, our provision for loan losses was $97,826 and $609,808, respectively, a decrease of $511,982. Our analysis of the allowance for loan losses as of September 30, 2014, revealed that our overall loss rates have been stabilizing over the past several allowance calculations and that our credit exposure is phasing out in the Myrtle Beach market and the Charleston market, which were particularly hard-hit by the downturn in real estate markets. Additionally, the minimal provisions we recorded for the three and nine months ended September 30, 2014, are reflective of the reduction in our non-performing loans, declining delinquencies, and the reduction in the percentage of classified loans.

We believe the allowance for loan losses at September 30, 2014, is adequate to meet potential loan losses inherent in the loan portfolio and, as described earlier, to maintain the flexibility to adjust the allowance should our local economy and loan portfolio either improve or decline in the future.

Noninterest Income

For the three months ended September 30, 2014, noninterest income decreased $15,005, or 1.27% compared to same period of 2013. For the nine months ended September 30, 2014, noninterest income decreased $107,640, or 3.15%, compared to the same period of 2013. Noninterest income was $1,165,575 and $3,306,955 for the three and nine months ended September 30, 2014, respectively, compared to $1,180,580 and $3,414,595 for the comparable 2013 periods, respectively.

Noninterest Expense

For the quarter ended September 30, 2014, noninterest expense totaled $4,429,997, which is $1,619,241, or 26.77%, lower than our noninterest expense for the quarter ended September 30, 2013. For the nine months ended September 30, 2014 and 2013, noninterest expense totaled $12,398,525 and $14,533,791, respectively, a decrease of $2,135,266, or 14.69%.

The expense for salaries and benefits was $1,741,970 and $1,939,545 for the third quarters of 2014 and 2013, respectively, and $5,395,856 and $5,845,209 for the nine months ended September 30, 2014 and 2013, respectively. By improving operating efficiencies, we reduced the expense for this category by $197,575, or 10.19%, and $449,353, or 7.69%, for the three and nine months ended September 30, 2014, respectively.

Furniture and equipment expense for the third quarters of 2014 and 2013 was $371,530 and $435,846, respectively, a decrease of $64,316. For the first nine months of 2014 and 2013, furniture and equipment expense was $1,178,101 and $908,688, respectively, an increase of $269,413. The increase for the nine months ended September 30, 2014, is related to data processing insurance refunds received during the nine months ended September 30, 2013, for prior year service interruptions and lost income.

Other operating expenses decreased $1,339,567 and $1,957,177 for the three and nine months ended September 30, 2014, compared to the same periods of 2013, respectively. For the three months ended September 30, 2014 and 2013, other operating expenses were $1,943,925 and $3,283,492, respectively. For the nine months ended September 30, 2014 and 2013, they were $4,699,215 and $6,656,392, respectively. The decrease in both periods is primarily attributable to the following;

1.	A significant reduction of our OREO expenses. Expenses related to OREO include maintenance costs, marketing costs, property taxes, and other professional services. Due to the significant reduction in the volume of our OREO since September 30, 2013, expenses relating to these items were $1,698,769 and $2,248,555 lower for the three and nine months ended September 30, 2014, respectively. Additionally, the reduction in our OREO expenses is partially attributable to the net gain/loss recognized on the sale of OREO properties that are included in OREO expenses. For the three and nine months ended September 30, 2014, we realized a net gain of $19,000 and $135,094, respectively, while for the comparable 2013 periods, we realized a net loss of $88,024 and $331,626, respectively.

2.

During the third quarter of 2014 we recognized an impairment loss of $430,000 on land being held for future facilities expansion. The bank elected not to expand facilities at this location. In August of 2014 we entered into a contract, which expires on December, 31, 2014, to sell this land for approximately $3,570,000, net of closing costs. The carrying value of the land is approximately $4,000,000. The contract is pending subject to purchaser’s determination of the suitability of the land. Under the contract, the purchaser has the right, in his sole discretion, to determine whether the land is suitable for the purpose intended.

Income Taxes

The income tax benefit of $3,211,069 for both the three and nine months ended September 30, 2014, consists of currently payable income taxes of $226,844, less the increase of $3,437,913 in our net deferred tax assets. The income tax benefit related to the our pretax loss for the three and nine months ended September 30, 2013 was offset by the increase of an equal amount in the valuation allowance related to our net deferred tax assets. As of September 30, 2014, we have net deferred tax assets from operations of $10,670,214 with a valuation allowance of $7,232,301. We have partially reversed the valuation allowance related to our deferred tax asset. The valuation allowance was established based on our analysis of the continued losses incurred by us and likelihood of recovery of those assets. As we have been demonstrating positive earnings, we have concluded that a portion of those assets are likely to be recovered and, as a result, a portion of the valuation allowance has been reversed, creating earnings in the prior quarters. If we continue to generate positive earnings, additional portions of the valuation allowance will be reversed which would positively impact income in future periods.

Balance Sheet Review

General

At September 30, 2014, we had total assets of $367.8 million, consisting principally of $252.1 million in loans, $47.3 million in investment securities, and $24.6 million in cash and due from banks.  Our liabilities at September 30, 2014, totaled $331.7 million, which consisted principally of $292.3 million in deposits, $17.0 million in FHLB advances, and $17.9 million in other borrowings. At September 30, 2014, our shareholders’ equity was $36.1 million.

At December 31, 2013, we had total assets of $355.4 million, consisting principally of $230.5 million in loans, $50.7 million in investment securities, and $18.2 million in cash and due from banks. Our liabilities at December 31, 2013 totaled $323.3 million, consisting principally of $282.4 million in deposits, $23.0 million in FHLB advances, and $15.2 million in other borrowings. At December 31, 2013, our shareholders' equity was $32.1 million

Investment Securities

The investment securities portfolio, which is also a component of our total earning assets, consists of securities available-for-sale, securities held-to-maturity and nonmarketable equity securities.

Securities Available-for-Sale - At September 30, 2014, our investment in available-for-sale securities was $13,537,545. This is $1,392,702, or 11.47%, higher than our investment of $12,144,843 in available-for-sale securities at December 31, 2013. These securities are carried at their estimated fair value.

Securities Held-to-Maturity - At September 30, 2014 and December 31, 2013, securities held-to-maturity were $32,626,235 and $36,951,934, respectively, a decrease of $4,325,699, or 11.71%. These securities are carried at amortized cost, including the net unrealized gain in available-for-sale-securities that were reclassified as held-to-maturity on December 31, 2013. The net unrealized gain is being amortized to other comprehensive income over the life of the underlying securities. The net unrealized gain included in the amortized cost at September 30, 2014 and December 31, 2013, was $185,859 and $237,797, respectively. We intend to hold these securities to maturity and have the ability to do so.

The amortized costs and the estimated fair value of our securities available-for-sale and held-to-maturities at September 30, 2014 and December 31, 2013 are shown in the following tables.

Available-for-Sale
	September 30, 2014		December 31, 2013
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Mortgage-backed securities	$10,711,904	$10,676,775	$9,277,577	$9,318,633
Corporate bonds	2,782,832	2,830,770	2,765,950	2,796,210
Equity security	30,000	30,000	30,000	30,000
Total	$13,524,736	$13,537,545	$12,073,527	$12,144,843

Held-to-Maturity
	September 30, 2014		December 31, 2013
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Government sponsored enterprises	$6,464,681	$6,571,780	$7,146,409	$7,070,985
Mortgage-backed securities	22,822,497	23,324,502	26,404,573	26,731,341
Municipals	3,153,198	3,351,411	3,163,155	3,149,608
Total		$33,247,693	36,714,137	$36,951,934
Capitalization of net unrealized gains on securities transferred from available-for-sale	185,859		237,797
Total	$32,626,235		$36,951,934

At September 30, 2014, four securities classified as available-for-sale and three securities classified as held-to-maturity were in a loss position as detailed in the preceding tables. We do not intend to sell these securities in the near future and it is more likely than not that we will not be required to sell these securities before recovery of their amortized cost. We believe that, based on industry analyst reports and credit ratings, the deterioration in value is attributable to changes in market interest rates and, therefore, these losses are not considered other-than-temporary.

Distribution and Yields

Contractual maturities and yields on our securities available-for-sale and held-to-maturity at September 30, 2014 are shown in the following tables. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities are presented separately, maturities of which are based on expected maturities since paydowns are expected to occur before contractual maturity dates.

Available-for-Sale (1)

	Due after 5 years
	but within 10 years
(Dollars in thousands)	Amount	Yield
Corporate bonds	$2,831	0.53%

(1)	Excludes mortgage-backed securities totaling $10,676,775 with a yield of 2.72% and an equity security in the amount $30,000.

Held-to-Maturity (2)

	Due after
	ten years
(Dollars in thousands)	Amount	Yield
U.S. Government sponsored agencies	$6,408	3.24%
Municipals	3,140	4.20%
Total	$9,548	3.54%

(2)	Excludes mortgage-backed securities totaling $23,078,098 with a yield of 3.18%.

Nonmarketable Equity Securities – Nonmarketable equity securities are recorded at their original cost since no ready market exists for these securities. At September 30, 2014 and December 31, 2013, nonmarketable equity securities consisted of Federal Home Loan Bank and Community Bankers Bank stock, which are recorded at their original cost of $1,084,400 and $58,100, respectively and $1,536,800 and $58,100, respectively. These securities are held primarily as a pre-requisite for accessing liquidity sources provided by the issuers of these securities.

Loans

Loans, including loans held for sale, are our largest category of earning assets and typically provide higher yields than our other types of earning assets. Associated with the higher loan yields are the inherent credit and liquidity risks that we attempt to control and anticipate. Loans averaged $244,526,442 during the nine months ended September 30, 2014 compared to $249,805,558 during the nine months ended September 30, 2013, a decrease of $5,279,119 or 2.11%. From September 30, 2013 to September 30, 2014, we charged off loans totaling approximately $639,000 and foreclosed on loans totaling approximately $860,000, and the loan balances were transferred to other real estate owned. The remainder of this decrease was the result of the economic downturn in our markets and worldwide deleveraging that caused the volume of new loan customers and average loan balances carried by current customers to decrease. At September 30, 2014, total loans were $254,658,869 compared to $240,750,383 at December 31, 2013, an increase of $13,908,486, or 5.78%. Excluding loans held for sale, loans were $252,090,858 at September 30, 2014, compared to $238,502,131 at December 31, 2013, which equated to an increase of $13,588,727, or 5.70%. This increase is mainly attributable to the rise of $10,686,717, or 91.14% in our consumer loans. During the latter part of 2013, we implemented several new marketing programs designed to increase consumer borrowings, particularly with respect to automobile loans.

The following table summarizes the composition of our loan portfolio at September 30, 2014 and December 31, 2013.

	September 30,	% of	December 31,	% of
	2014	Total	2013	Total
Mortgage loans on real estate
Construction	$27,288,184	10.82%	$24,175,347	10.14%
Residential 1-4 family	39,921,811	15.84	35,873,036	15.04
Multifamily	3,696,152	1.47	4,312,057	1.81
Second mortgages	4,430,141	1.76	4,245,778	1.78
Equity lines of credit	20,801,799	8.25	21,270,126	8.92
Total residential	68,849,903	27.32	65,700,997	27.55
Nonresidential	102,306,351	40.58	104,378,485	43.76
Total real estate loans	198,444,438	78.72	194,254,829	81.45
Commercial and industrial	31,067,012	12.32	32,486,848	13.62
Consumer	22,412,036	8.89	11,725,319	4.92
Other, net	167,372	0.07	35,135	0.01
Total loans	$252,090,858	100.00%	$238,502,131	100.00%

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

The largest component of our loan portfolio is real estate mortgage loans. At September 30, 2014, real estate mortgage loans totaled $198,444,438 and represented 78.72% of the total loan portfolio, compared to $194,254,829, or 81.45%, at December 31, 2013. This represents an increase of $4,189,609, or 2.16%, from the December 31, 2013 balance.

Residential mortgage loans totaled $68,849,903 at September 30, 2014, and represented 27.32% of the total loan portfolio, compared to $65,700,997 and 27.55%, respectively, at December 31, 2013.  This represents an increase of $3,148,906, or 4.79%, from the December 31, 2013 balance. Residential real estate loans consist of first and second mortgages on single or multi-family residential dwellings.

Nonresidential mortgage loans, which include commercial loans and other loans secured by multi-family properties and farmland, totaled $102,306,351 at September 30, 2014, compared to $104,378,485 at December 31, 2013.  This represents a decline of $2,072,134, or 1.99%, from the December 31, 2013 balance. These loans represented 40.58% and 43.76% of the total loans at September 30, 2014 and December 31, 2013, respectively.

Real estate construction loans were $27,288,184 and $24,175,347 at September 30, 2014 and December 31, 2013, respectively, and represented 10.82% and 10.14% of the total loan portfolio, respectively. From December 31, 2013 to September 30, 2014, these loans increased $3,112,837, or 12.88%.

Currently, the demand for real estate loans in our market area is still relatively weak, largely because of a slow recovery from the recent recession that affected many businesses and individuals in our market area. However, over the past several quarters we have experienced an increase in the demand for real estate loans.

Commercial and industrial loans decreased $1,419,836, or 4.37%, to $31,067,012 at September 30, 2014, from $32,486,848 at December 31, 2013. At September 30, 2014 and December 31, 2013, commercial and industrial loans represented 12.32% and 13.62%, respectively, of the total loan portfolio.

Our loan portfolio is also comprised of consumer loans that totaled $22,412,036 and $11,725,319 at September 30, 2014 and December 31, 2013, respectively, and represented 8.89% and 4.92%, respectively, of the total loan portfolio. From December 31, 2013 to September 30, 2014, our consumer loans have increased by $10,686,717 mainly related to the increase in automobile loans with the implementation of several marketing programs designed to increase consumer borrowings.

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

Loan Maturity Schedule and Sensitivity to Changes in Interest Rates

The following table summarizes the loan maturity distribution by collateral type and related interest rate characteristics at September 30, 2014.

		Over
		One Year
	One Year or	Through	Over Five
(Dollars in thousands)	Less	Five Years	Years	Total
Real estate	$38,986	$123,942	$35,516	$198,444
Commercial and industrial	15,196	15,245	626	31,067
Consumer and other	2,125	9,867	10,588	22,580
	$56,307	$149,054	$46,730	$252,091
Loans maturing after one year with:
Fixed interest rates				$148,036
Floating interest rates				47,748
				$195,784

Allowance for Loan Losses

The following table summarizes the allocation of the allowance for loan losses at September 30, 2014 and December 31, 2013.

	September 30,	% of	December 31,	% of
(Dollars in thousands)	2014	Total	2013	Total
Real estate loans
Construction	$134	4.62%	$303	10.47%
Residential	1,358	46.83	1,043	36.04
Nonresidential	1,024	35.31	1,382	47.75
Total real estate loans	2,516	86.76	2,728	94.26
Commercial and industrial	8	0.28	65	2.25
Consumer and other	376	12.96	101	3.49
Total loans	$2,900	100.00%	$2,894	100.00%

Activity in the Allowance for Loan Losses

The following table summarizes the activity related to our allowance for loan losses for the nine months ended September 30, 2014 and 2013.

	Nine months ended
	September 30,
(Dollars in thousands)	2014	2013
Balance, January 1	$2,894	$4,167
Loans charged off:
Real estate – Construction	6	249
Real estate – Residential	305	981
Real estate – Nonresidential	224	914
Commercial and industrial	5	92
Consumer and other	35	38
Total loan losses	575	2,274

Recoveries of previous loan losses:
Real estate – Construction	$147	$123
Real estate – Residential	25	174
Real estate – Nonresidential	247	18
Commercial and industrial	57	69
Consumer and other	7	12
Total recoveries	483	396
Net charge-offs	(92)	(1,878)
Provision for loan losses	98	610
Balance, September 30	$2,900	$2,899

Total loans outstanding, end of period	$252,091	$231,093

Allowance for loan losses to loans outstanding	1.15%	1.25%

Risk Elements in the Loan Portfolio

The following table shows the nonperforming assets at September 30, 2014 and 2013.

	September 30,
(Dollars in thousands)	2014	2013
Loans over 90 days past due and still accruing	$-	$-
Loans on nonaccrual:
Real estate – Construction	-	554
Real estate – Residential	1,469	1,696
Real estate – Nonresidential	545	5,168
Commercial and industrial	6	1,432
Consumer and other	26	77
Total nonaccrual loans	2,046	8,927
Total of nonperforming loans	2,046	8,927
Other nonperforming assets	2,009	13,914
Total nonperforming assets	$4,055	$22,841

Percentage of:
Nonperforming assets to total assets	1.10%	6.31%
Nonperforming loans to total loans	0.81%	3.86%
Nonperforming loans to the allowance for loan losses	141.74%	32.47%

Loans over 90 days past due and still accruing – As of September 30, 2014 and 2013, there were no loans past due 90 days or more.

Nonaccruing loans – At September 30, 2014 and 2013, loans totaling $2,046,452 and $8,926,687, respectively, were in nonaccrual status. The improvement in nonaccrual loans was due primarily to charge-offs and foreclosures. Generally, loans are placed on nonaccrual status if principal or interest payments become 90 days past due and/or we deem the collectibility of the principal and/or interest to be doubtful.  Once a loan is placed in nonaccrual status, all previously accrued and uncollected interest is reversed against interest income.  Interest income on nonaccrual loans is recognized on a cash basis when the ultimate collectability is no longer considered doubtful.  Loans are returned to accrual status when the principal and interest amounts contractually due are brought current and future payments are reasonably assured. For the nine months ended September 30, 2014 and 2013, interest income recognized on nonaccrual loans was $61,039 and $478,475, respectively. If the nonaccrual loans had been accruing interest at their original contracted rates, related income would have been $81,378 and $654,639 for the nine months ended September 30, 2014 and 2013, respectively. All nonaccruing loans at September 30, 2014 and 2013 were included in our classification of impaired loans at those dates.

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

At September 30, 2014 there were 26 loans classified as a TDR totaling $9,190,315. Of the 26 loans, 18 loans totaling $8,682,945 were performing while eight loans totaling $507,370 were not performing. At September 30, 2013 there were 29 loans classified as TDRs totaling $7,341,485. Of the 29 loans, 15 loans totaling $3,501,541 were performing while 14 loans totaling $3,839,944 were not performing. All restructured loans resulted in either extended maturity or lowered rates and were included in the impaired loan balance.

Impaired loans - At September 30, 2014, we had impaired loans totaling $14,626,341, as compared to $14,794,928 at September 30, 2013. Impaired loans, as a percentage of total loans, were 5.80% at September 30, 2014 as compared 6.40% at September 30, 2013. Included in the impaired loans at September 30, 2014 and 2013 are performing TDRs loans totaling $8,682,945 and $3,501,541, respectively. At September 30, 2014, there were eight borrowers that accounted for approximately 76.10% of the total amount of the impaired loans at that date. These loans were primarily commercial real estate loans located in the following South Carolina areas: 10% in the Coastal area, 33% in the Columbia area and 57% in the Florence area.

During the first nine months of 2014, the average investment in impaired loans was approximately $14,993,000 as compared to $21,140,000 during the first nine months of 2013. Impaired loans with a specific allocation of the allowance for loan losses totaled approximately $4,233,000 and $5,123,000 at September 30, 2014 and 2013, respectively. The amount of the specific allocation at September 30, 2014 and 2013 was $404,260 and $280,295, respectively.

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

As of September 30, 2014, we had OREO properties totaling $2,009,212, geographically located in the following South Carolina areas – 19% in the Coastal area, 17% in the Columbia area and 64% in the Florence area.  The combined nature of these properties is 73% commercial and 27% residential and other. We are diligently trying to dispose of our OREO properties; however, the relatively low demand in many of these market segments affects our ability to do so in a timely manner without experiencing additional losses.  This is especially true for properties consisting of raw land.

From September 30, 2013 to September 30, 2014, OREO decreased $11,904,767, or 85.56%. During this period, sales and write downs were $9,262,516 and $3,501,464, respectively, while properties acquired through foreclosures totaled $859,513.

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

OREO expense for the nine months ended September 30, 2014 and 2013 was $490,137 and $2,738,692, respectively, which includes a net gain of $135,094 and a net loss of $331,626 on sales, respectively.

Deposits and Other Interest-Bearing Liabilities

Average interest-bearing liabilities decreased $34,916,292, or 12.14%, to $252,628,632 for the nine months ended September 30, 2014, from $287,544,924 for the nine months ended September 30, 2013. This decrease is primarily attributable to the significant reduction in our average interest-bearing deposits.

Deposits - For the nine months ended September 30, 2014 and 2013, average total deposits were $285,582,203 and $322,685,164 respectively, which is a decrease of $37,102,961, or 11.50%. As our loan demand declined, we concurrently lowered our rates paid for deposits, specifically for time deposits, which is the primary reason that the amount of our average time deposits are $39,541,953, or 32.99%, lower during the nine months ended September 30, 2014 than during the same period in 2013. At September 30, 2014 and December 31, 2013, total deposits were $292,325,730 and $282,415,023 respectively, an increase of $9,910,707, or 3.51%.

Average interest-bearing deposits decreased $42,297,714, or 16.19%, to $218,953,973 for the nine months ended September 30, 2014, from $261,251,687 for the nine months ended September 30, 2013.

The average balance of non-interest bearing deposits increased $5,194,753, or 8.46%, to $66,628,230 for the nine months ended September 30, 2014, from $61,433,477 for the nine months ended September 30, 2013.

The following table shows the average balance amounts and the average rates paid on deposits held by us for the nine months ended September 30, 2014 and 2013.

	Nine months ended September 30,
	2014		2013
	Average	Average	Average	Average
	Amount	Rate	Amount	Rate
Noninterest bearing demand deposits	$66,628,230	0.00%	$61,433,477	0.00%
Interest bearing demand deposits	53,003,931	0.06	44,249,194	0.11
Savings accounts	85,649,014	0.12	97,159,512	0.19
Time deposits	80,301,028	0.94	119,842,981	1.68
Total	$285,582,203	0.31%	$322,685,164	0.69%

Core deposits, which exclude time deposits of $100,000 or more, provide a relatively stable funding source for our loan portfolio and other earning assets. Our core deposits were $255,188,108 and $242,480,278 at September 30, 2014 and December 31, 2013, respectively. As of September 30, 2014 and December 31, 2013, our core deposits were 87.30% and 85.86% of total deposits, respectively. Overall, we have placed a high priority on securing low-cost local deposits over other, more costly, funding sources in the current low-rate environment.

Included in time deposits of $100,000 and over at September 30, 2014 and December 31, 2013 are brokered time deposits of $22,719,000 and $23,005,000, respectively. In accordance with our asset/liability management strategy, we do not intend to renew or replace the brokered deposits outstanding at September 30, 2014 when they mature.

Deposits, and particularly core deposits, have been our primary source of funding and have enabled us to meet successfully both our short-term and long-term liquidity needs. We anticipate that such deposits will continue to be our primary source of funding in the future. Our loan-to-deposit ratio was 86.24% and 84.45% on September 30, 2014 and December 31, 2013, respectively.

The maturity distribution of our time deposits of $100,000 or more at September 30, 2014 is set forth in the following table:

September 30,
2014
Three months or less	$3,517,717
Over three through twelve months	26,862,759
Over one year through three years	6,418,334
Over three years	338,812
Total	$37,137,622

Approximately 81.81% of our time deposits of $100,000 or more had scheduled maturities within one year. Large certificate of deposit customers tend to be extremely sensitive to interest rate levels, making these deposits less reliable sources of funding for liquidity planning purposes than core deposits. We expect most certificates of deposit with maturities less than one year to be renewed upon maturity. However, there is the possibility that some certificates may not be renewed. We believe that, should these certificates of deposit not be renewed, the impact would be minimal on our operations and liquidity due to the availability of other funding sources.

Other Borrowings – Other borrowings at September 30, 2014 and December 31, 2013, consist of the following:

	September 30,	December 31,
	2014	2013
Securities sold under agreements to repurchase	$7,639,859	$4,876,118
Advances from Federal Home Loan Bank	17,000,000	23,000,000
Junior subordinated debentures	10,310,000	10,310,000

Securities sold under agreements to repurchase mature on a one to seven day basis. These agreements are secured by U.S. government agency securities. Advances from the Federal Home Loan Bank mature at different periods, as discussed in the footnotes to the financial statements, and are secured by our one to four family residential mortgage loans and our investment in the Federal Home Loan Bank stock. The junior subordinated debentures mature on November 23, 2035 and have an interest rate of LIBOR plus 1.83%. As of September 30, 2014, accrued and unpaid interest on these debentures totaled $719,617.

Capital Resources

Total shareholders' equity at September 30, 2014 and December 31, 2013 was $36.1 million and $32.1 million, respectively. The $4.0 million increase during the first nine months of 2014 resulted mainly from our net income of $4.2 million.

The following table shows the return on average assets (net income divided by average total assets), return on average equity (net income divided by average equity), and equity to assets ratio (average equity divided by average total assets) for the nine months ended September 30, 2014 and 2013. We have not paid a cash dividend on our common stock since our inception, and, under the terms of the Company MOU (which are more fully described as part of “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Regulatory Matters”), the Company must request prior approval from the Federal Reserve prior to declaring or paying dividends on its common stock or preferred stock, or making scheduled interest payments on its trust-preferred securities. The Federal Reserve approved the scheduled payment of dividends on the Company’s preferred stock and interest payments on the Company’s trust preferred securities for the first three quarters of 2011; however, the Federal Reserve did not approve the Company’s request to pay dividends and interest payments relating to its outstanding classes of preferred stock and trust preferred securities due and payable in the fourth quarter of 2011, and such consent has not been granted thereafter, largely out of deference to the Federal Reserve’s policy statement on dividends.

	Nine months ended
	September 30,
	2014	2013
Return on average assets	1.57%	(0.91)%
Return on average equity	17.08	(8.78)
Average equity to average assets ratio	9.18	10.31

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

The Company and the Bank were each considered to be “well capitalized” for regulatory purposes at September 30, 2014 and December 31, 2013.

The following table shows the regulatory capital ratios for the Company and the Bank at September 30, 2014 and December 31, 2013.

	September 30, 2014		December 31, 2013
	Holding		Holding
	Company	Bank	Company	Bank
Total capital (to risk-weighted assets)	16.12%	14.95%	15.75%	14.35%
Tier 1 capital (to risk-weighted assets)	15.13%	13.96%	14.73%	13.34%
Leverage or Tier 1 capital (to total average assets)	12.27%	11.29%	11.78%	10.67%

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

Off-Balance Sheet Risk

Through our operations, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At September 30, 2014 we had issued commitments to extend credit of $33.8 million and standby letters of credit of $75 thousand through various types of commercial lending arrangements. Approximately $29.5 million of these commitments to extend credit had variable rates.

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at September 30, 2014:

			After
		After One	Three
	Within	Through	Through	Within	Greater
(Dollars in Thousands)	One	Three	Twelve	One	Than
	Month	Months	Months	Year	One Year	Total
Unused commitments to extend credit	$3,400	$1,690	$11,292	$16,382	$17,466	$33,848
Standby letters of credit	-	-	75	75	-	75
Totals	$3,400	$1,690	$11,367	$16,457	$17,466	$33,923

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

We were liability-sensitive during the year ended December 31, 2013 and during the nine months ended September 30, 2014. As of September 30, 2014, we expect to be liability-sensitive for the next three months because a majority of our deposits reprice over a 12-month period. Approximately 31% of our loans were variable rate loans at September 30, 2014. The ratio of cumulative gap to total earning assets after 12 months was a negative 33.21% because $107.0 million more liabilities will reprice in a 12-month period than assets. However, our gap analysis is not a precise indicator of our interest sensitivity position. The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally.  For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but those rates are viewed by us as significantly less interest-sensitive than market-based rates such as those paid on noncore deposits. Net interest income may be affected by other significant factors in a given interest rate environment, including changes in the volume and mix of interest-earning assets and interest-bearing liabilities.

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

At September 30, 2014, our liquid assets, consisting of cash and cash equivalents amounted to $24.6 million, or 6.68% of total assets.  Our investment securities, excluding nonmarketable securities, at September 30, 2014, amounted to $46.2 million, or 12.55% of total assets.  Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner.  However, $18.4 million of these securities were pledged as collateral to secure public deposits and borrowings as of September 30, 2014.  At December 31, 2013, our liquid assets, consisting of cash and cash equivalents, amounted to $18.2 million, or 5.13% of total assets.  Our investment securities, excluding nonmarketable securities, at December 31, 2013 amounted to $49.1 million, or 13.81% of total assets.  Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner.  However, $17.2 million of these securities were pledged as collateral to secure public deposits and borrowings as of December 31, 2013.

Our ability to maintain and expand our deposit base and borrowing capabilities serves as our primary source of liquidity.  For the near future, it is our intention to reduce the use of wholesale funding to fund loan demand, instead relying on lower-cost funding sources, particularly core deposits.  We plan to meet our future cash needs through the liquidation of temporary investments, the generation of deposits, and from additional borrowings.  In addition, we will receive cash upon the maturity and sale of loans and the maturity of investment securities. At September 30, 2014, we had a $5.6 million unused line of credit with the Federal Reserve and had sufficient unpledged securities that would have allowed us to borrow an additional $28.8 million from the Federal Reserve. Also, as member of the Federal Home Loan Bank of Atlanta, (the “FHLB”), we can make applications for borrowings that can be made for leverage purposes.  The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the Bank be pledged to secure any advances from them. We have an available line to borrow funds from the FHLB up to 30% of the Bank’s total assets, which provide additional available funds of $108.9 million at September 30, 2014.  At that date the Bank had drawn $17.0 million on this line.  Finally, we had available at September 30, 2014 two unsecured lines of credit, which were unused, to purchase up to $17.5 million of federal funds from unrelated correspondent institutions.  We believe that the sources described above will be sufficient to meet our future liquidity needs.

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

Interest Sensitivity Analysis

The following table sets forth information regarding our rate sensitivity as of September 30, 2014, for each of the time intervals indicated. The information in the table may not be indicative of our rate sensitivity position at other points in time. In addition, the maturity distribution indicated in the table may differ from the contractual maturities of the earning assets and interest-bearing liabilities presented due to consideration of prepayment speeds under various interest rate change scenarios in the application of the interest rate sensitivity methods described above.

The following table sets forth our interest rate sensitivity as of September 30, 2014.

			After		Greater
		After One	Three		Than One
	Within	Through	Through	Within	Year or
(Dollars in Thousands)	One	Three	Twelve	One	Non-
	Month	Months	Months	Year	Sensitive	Total
Interest-Earning Assets
Interest-bearing deposits in other banks	$20,207	$-	$-	$20,207	$-	$20,207
Time deposits in other banks	-	-	101	101	-	101
Securities, taxable	-	-	-	-	43,024	43,024
Securities, nontaxable	-	-	-	-	3,140	3,140
Nonmarketable securities	1,142	-	-	1,142	-	1,142
Loans (1)	28,449	19,715	58,459	106,623	148,036	254,659
Total earning assets	49,798	19,715	58,560	128,073	194,200	322,273

Interest-Bearing Liabilities
Interest-bearing deposits:
Demand deposits	$61,571	$-	$-	$61,571	$-	$61,571
Savings deposits	85,834	-	-	85,834	-	85,834
Time deposits	5,351	6,932	50,782	63,065	12,527	75,592
Total interest-bearing deposits	152,756	6,932	50,782	210,470	12,527	222,997
Repurchase agreements	7,640	-	-	7,640	-	7,640
Federal Home Loan Bank Advances	11,000	6,000	-	17,000	-	17,000
Junior subordinated debentures	-	-	-	-	10,310	10,310
Total interest-bearing liabilities	171,396	12,932	50,782	235,110	22,837	257,947

Period gap	$(121,598)	$6,783	$7,778	$(107,037)	$171,363

Cumulative gap	$(121,598)	$(114,815)	$(107,037)	$(107,037)	$64,326

Ratio of cumulative gap to total earning assets	(37.73)%	(35.63)%	(33.21)%	(33.21)%	19.96%

(1)	Including mortgage loans held for sale.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

Item 6. Exhibits

Exhibit Number	Exhibit

31.1	Certification pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended.
31.2	Certification pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive Data Files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 in XBRL. Pursuant to Regulation 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and are otherwise not subject to liability.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST RELIANCE BANCSHARES, INC.

Date: November 14, 2014	By:	/s/ F.R. SAUNDERS, JR.
F. R. Saunders, Jr.
President & Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2014	By:	/s/ JEFFREY A. PAOLUCCI
Jeffrey A. Paolucci
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

-46-