Form 10-K
period 2014-12-31
FIRST RELIANCE BANCSHARES INC
filed 2015-03-31
CIK 1172102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

None

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

Yes ☐   No ☒

The aggregate market value of the registrant’s outstanding common stock held by nonaffiliates of the registrant as of June 30, 2014 was approximately $9.1 million, based on the registrant’s closing sales price of $2.00 as reported on the Over-the Counter Bulletin Board on June 30, 2014. There were 4,704,647 shares of the registrant’s common stock outstanding as of March 23, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

None.

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

For other factors, risks and uncertainties that could cause our actual results to differ materially from estimates and projections contained in these forward-looking statements, please read the “Risk Factors” section of this report beginning on page 27.

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

According to United States Census Bureau estimates, in 2013, Florence County had an estimated population of 138,326.  Florence County, which covers approximately 805 square miles, is located in the eastern portion of South Carolina and is bordered by Darlington, Marlboro, Dillon, Williamsburg, Marion, Clarendon, Sumter, and Lee Counties.  Florence County has a number of large employers, including, GE Healthcare, Honda, Nan Ya Plastics, ESAB, QVC US, Otis Elevator, Johnson Controls, Monster.com, McLeod Regional Medical Center, and Carolinas Medical Center.  Florence County’s economy is largely based on the wholesale and retail trade sector, the manufacturing sector, the services sector and the financial, insurance and real estate sector.

According to the United States Census Bureau, Lexington County had an estimated population in 2013 of 273,752.  The primary market area is the City of Lexington and the surrounding areas of Lexington County, South Carolina.  Lexington County is centrally located in the Midlands of South Carolina just outside the capital city in Columbia and is bordered by Richland, Newberry, Saluda, Aiken, Orangeburg, and Calhoun Counties.  Lexington County has a number of large employers, including, Westinghouse Electric Corporation, Michelin North America, Amick Farms, Inc., and Bose Corporation.  Lexington County is a major transportation crossroads for the Midlands with I-26, I-77, and I-20 bordering or running through the county.  The Columbia Metropolitan Airport is located in Lexington County, just 10 miles from the town of Lexington, and is the southeastern hub for the United Parcel Service.  The principal components of the economy of Lexington County are the wholesale and retail trade sector, the manufacturing sector, the government sector, the services sector and the financial, insurance and real estate sector.

The United States Census Bureau estimates that in 2013, Charleston County had a population of 372,803 and the Metro Area had a population of 697,439.  Charleston is located on the central and southern east coast surrounded by Berkley and Dorchester counties.  Major employers in the area include the United States Navy, the Medical University of South Carolina, Boeing and the Charleston Air Force Base.

Our Business Strategy

First Reliance Bank is ranked in the top 25 banks in South Carolina based on total deposits. We have assets of approximately $368 million, and employ over 110 associates. We serve the Pee Dee, Midlands, and Low Country regions of South Carolina and specialize in providing South Carolina business and consumer customers with a broad array of banking programs, products and services. We believe the Bank is well known in its markets for exceptional customer service and customer loyalty. The Bank was listed in the 2014 edition of “South Carolina’s Best Places to Work” survey published by Best Companies Group.

Strategic Plan

Our strategic plan is developed annually to execute on our business model. At First Reliance Bank, we believe that no company can be successful if it is not crystal clear on why it exists, what it wants to accomplish and how it is going to achieve success. Our business model guides in the development of our strategic objectives, goals, budgets and projects.

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

We seek to provide our associates with an opportunity to do work that makes a difference.

Associates are the primary element in creating a differentiated customer experience that cannot be easily duplicated by our competitors.

Customer Value Promise

This defines the unique value we offer to our customers. It is why our customers will want to do business with us. We offer customers an incredible experience.

This strategy ensures investments are focused to create loyal relationships with our customers who in return drive revenue in the following ways:

•	Customers do more business with us
•	Customers refer friends and family to us
•	Customers stay with us longer
•	Customers allow us to earn a fair profit

Vision: “To Be Recognized as the Largest and Most Profitable Bank in South Carolina”

The vision of our company is the “big picture”. It is the declaration of our future goals; it’s what we want to accomplish.

Market Strategy

We choose to operate in high-growth markets that have a high concentration of our targeted customer segments. Our goal is to obtain 10% of the market share in the markets we serve. Currently we operate in Florence, Lexington and Charleston. This geographic diversity allows us to mitigate credit risk. Our current deposit market share is Florence 8.91%, Lexington 1.55%, and Charleston 0.65%.

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

Currently, we offer a distinctive “Moms”, “Gen Y” and “Home Town Heroes” Program. Those customers who choose not to be in a distinctive program are able to be part of our “Better Life” program. Our customer relationship strategy is based on building loyal relationships with customers. In return our customers do more business with us, refer family, friends and business associates to us, stay with us long and allow us to earn a fair profit. The key to building loyal customer relationships is to understand their needs, motivation and find solutions that make their lives better.

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

  Loan Limits and Approval. The Bank’s lending activities are subject to a variety of lending limits imposed by federal law.  Under South Carolina law, loans by the Bank to a single customer may not exceed 15% of the Bank’s unimpaired capital.  Based on the Bank’s unimpaired capital as of December 31, 2014, the Bank’s internal lending limit to a single customer is approximately $6.6 million, although certain legacy customers exceed this limit in aggregate exposure and the Bank will consider larger requests on a case by case basis.  The size of the loans that the Bank is able to offer to potential customers is less than the size of the loans that the Bank’s competitors with larger lending limits are able to offer.  This limit affects the ability of the Bank to seek relationships with the area’s larger businesses.  However, the Bank may request other banks to participate in loans to customers when requested loan amounts exceed the Bank’s legal lending limit.

Allowance for Loan Losses. We maintain an allowance for loan losses, which has been established through a provision for loan losses charged against income. We charge loans against this allowance when we believe that the collectability of the loan is unlikely. The allowance is an estimated amount that we believe is adequate to absorb losses inherent in the loan portfolio based on evaluations of its collectability. As of December 31, 2014, our allowance for loan losses equaled approximately 1.2% of the average outstanding balance of our loans. Over time, we will base the loan loss reserves on our evaluation of factors including: changes in the nature and volume of the loan portfolio, overall portfolio quality, specific problem loans and commitments, and current anticipated economic conditions that may affect the borrower’s ability to pay.

Loan Distribution. As of December 31, 2014, the composition of our loan portfolio by category was approximately as follows:

Industry Categories	Percentage (%)
Real estate secured	76.86%
Commercial and industrial	12.34%
Consumer loans	10.78%
Other loans	0.02%
Total	100.00%

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

As of December 31, 2014, total loans secured by first or second mortgages on real estate comprised approximately 76.86% of the Bank’s loan portfolio, and the classification of the mortgage loans of the Bank and the respective percentage of the Bank’s total loan portfolio of each are as follows:

Description	Total Amount as of December 31, 2014	Percentage of Total Loan Portfolio
Residential 1-4 family	$40,985,430	16.05%
Multifamily	$4,337,462	1.70%
Commercial	$99,450,427	38.94%
Construction	$26,547,868	10.40%
Second mortgage	$4,775,669	1.87%
Equity lines of credit	$20,197,227	7.90%
Total:	$196,294,083	76.86%

Of the loan types listed above, commercial real estate loans are generally more risky because they are the most difficult to liquidate in the current real estate market that has made real estate valuation particularly volatile.  Construction loans are often speculative in nature and can involve additional risk due to weather delays and cost overruns.

The Bank generates additional fee income by selling some of its mortgage loans in the secondary market and cross-selling other products and services to its mortgage customers.  In 2014, the Bank sold mortgage loans in a total amount of approximately $26.6 million, or 23.1% of the total number of mortgage loans originated by the Bank. The Bank does not originate or hold subprime residential mortgage loans that were originally intended for sale on the secondary mortgage market.

All Federal Housing Agency (“FHA”), Veterans Administration (“VA”) and South Carolina State Housing Finance and Development Authority (“State Housing”) loans sold by the Bank involve the right to recourse. The FHA and VA loans are subject to recourse if the loan shows 60 days or more past due in the first four months or goes in to foreclosure within the first 12 months.  The State Housing loans are subject to recourse if the loan becomes delinquent prior to purchase by State Housing or if final documentation is not delivered within 90 days of purchase. All investors have a right to require the Bank to repurchase a loan in the event the loan involved fraud.  In 2014, of the 167 loans sold by the Bank, 47 were FHA or VA loans and nine were State Housing Loans, compared to 2013 where, of the 168 loans sold by the Bank, 43 were FHA or VA loans and 10 were State Housing loans.  Such loans represented 30.8% of the dollar volume or 33.5% of the total number of loans sold by the Bank in 2014.

In addition, an increase in interest rates may decrease the demand for consumer and commercial credit, including real estate loans.  Gross gains from sales of residential mortgage loans were $1,108,799 in 2014.

Commercial and Industrial. As of December 31, 2014, $31.5 million, or 12.34% of the Bank’s total loan portfolio, was comprised of commercial and industrial loans.  We focus our efforts on commercial loans of less that $3 million. Commercial loans involve significant risk because there is generally a small market available for assets held as collateral that needs to be liquidated.  Commercial loans for working capital needs are typically difficult to monitor. Working capital loans typically have terms not exceeding one year and are usually secured by accounts receivable, inventory, personal guarantees of the principals or fixed assets of the business. For loans secured by accounts receivable or inventory, principal is typically repaid as the assets securing the loan are converted into cash, and in other cases principal is typically due at maturity.

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

As of December 31, 2014, the classification of the consumer loans of the Bank and the respective percentage of the Bank’s total loan portfolio of each were as follows:

Description	Total Outstanding as of December 31, 2014	Percentage of Total Loan Portfolio
Individuals (household, personal, single pay, installment and other)	$27,540,996	10.78%
Individuals (household, family, personal credit cards and overdraft protection)	$42,336	0.02%
All other consumer loans	$—	—%

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

According to the FDIC, as of June 30, 2014, 37 banks and savings institutions operated 260 offices within Charleston, Florence, and Lexington Counties.  All of these institutions aggressively compete for business in the Bank’s market area.  Some of these competitors have been in business for many years, have established customer bases, are larger than the Bank, have substantially higher lending limits than the Bank has and are able to offer certain services, including trust and international banking services, that the Bank is able to offer only through correspondents, if at all.

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

Employees

On December 31, 2014, the Bank had 92 full-time employees and 18 part-time employees.  The executive officers of the Company also serve as executive officers of and are compensated by the Bank.  Other than our executive officers, the Company has no employees.

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

Our common stock is no longer registered under Section 12 of the Securities Exchange Act of 1934. The regulations provide a procedure for challenging rebuttable presumptions of control.

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

The sale of the securities had no effect on their terms, including the Company’s obligation to satisfy accrued and unpaid dividends prior to payment of any dividend or other distribution to holders of pari pasu or junior stock, including the Company’s common stock, and an increase in the dividend rate on the Series A Shares from 5% to 9% on May 15, 2014. Further, the sale of the securities will have no effect on the Company’s capital, financial condition or results of operations. However, the Company generally will not be subject to various executive compensation and corporate governance requirements to which it was subject while Treasury held the securities.

Use of TARP Proceeds. On March 6, 2009, the Company received an investment of $15.3 million under the TARP Capital Purchase Program (“TARP CPP”). The TARP CPP funds were initially placed in the Company’s demand deposit account with the Bank, providing liquidity to the Bank while preserving the Company’s flexibility in how to best support the Bank, including the Bank’s lending efforts. To date, the Company has contributed $8.8 million of the TARP-CPP proceeds to the Bank as capital; as a result of this capital infusion, as well additional capital infusions funded by a successful private offering of our Series C Preferred Stock in May 2010, the Bank’s Tier 1 leverage ratio was 11.28%, and its total risk-based capital ratio was 14.95%, both as of year-end 2014.

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

Payment of Dividends. The Company is a legal entity separate and distinct from the Bank. The principal source of our cash flow, including cash flow to pay dividends to shareholders, is dividends that we receive from the Bank. As will be noted more fully below, statutory and regulatory limitations apply to the payment of dividends by a subsidiary bank to its bank holding company.

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

Memoranda of Understanding. Following an examination of the Bank by the FDIC during the first quarter of 2010, the Bank’s Board of Directors agreed to enter into a Memorandum of Understanding (the “Bank MOU”) with the FDIC and the SC State Board, that became effective August 19, 2010. Among other things, the Bank MOU provides for the Bank to (i) review and formulate objectives relative to liquidity and growth, including a reduction in reliance on volatile liabilities, (ii) formulate plans for the reduction and improvement in adversely classified assets, (iii) maintain a Tier 1 leverage capital ratio of 8% and continue to be “well capitalized” for regulatory purposes, (iv) continue to maintain an adequate allowance for loan and lease losses, (v) not pay any dividend to the Bank’s parent holding company without the approval of the regulators, (vi) review officer performance and consider additional staffing needs, and (vii) provide progress reports and submit various other information to the regulators.

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

As a result, until the Company is no longer subject to the Company MOU, it will be required to seek regulatory approval prior to paying scheduled dividends on its preferred stock and trust preferred securities, including the Series A Preferred Stock and Series B Preferred Stock issued to the Treasury as part of our participation in the TARP CPP. This provision will also apply to the Company’s common stock, although, to date, the Company has not elected to pay a cash dividend on its shares of common stock. The Federal Reserve Bank approved the scheduled payment of dividends on the Company’s preferred stock and interest payments on the Company’s trust preferred securities for the first three quarters of 2011. The Federal Reserve Bank has not approved the payment of dividends on the Company's preferred stock or interest relating to its outstanding classes of trust preferred securities since the third quarter of 2011. Since the Company has not paid scheduled dividends on its outstanding shares of Series A and Series B Preferred Stock for in excess of six fiscal quarters, the holders of those shares are entitled to name two individuals to our board of directors but have not yet elected to do so. No assurance can be given as to when the Company will obtain approval from the Federal Reserve Bank to resume the payment of such dividends and interest in future quarters while the Company MOU remains in effect.

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

The economic and operational effects of this legislation on public companies, including us, are significant in terms of the time, resources and costs associated with complying with this law. Because the Sarbanes-Oxley Act, for the most part, applies equally to larger and smaller public companies, we are presented with additional challenges as a smaller, community-oriented financial institution seeking to compete with larger financial institutions in our market.

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

Deregistration and Suspension of SEC Reporting Obligations

The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) was enacted on April 5, 2012. Among other things, the JOBS Act amended Sections 12(g) and 15(d) of the Exchange Act to increase from 300 to 1,200 the shareholders of record threshold for deregistration and suspension of the duty to file reports for bank holding companies. On account of, among other reasons, the significant direct and indirect costs and management time required to prepare and file reports with the SEC and the historically low trading volume of our common stock, the board of directors of the Company determined that deregistration of the common stock was in the best interests of the Company and its shareholders. On August 14, 2014, the Company filed a Form 15 to deregister the Common Stock under Section 12(g) of the Exchange Act. As of such date, there were less than 1,200 holders of record of the Common Stock (as determined pursuant to Rule 12g5-1 under the Exchange Act). Deregistration of the Common Stock became effective 90 days after the filing of the Form 15. On January 1, 2015, the number of holders of record of the common stock was less than 1,200. Accordingly, immediately following the filing of this Annual Report on Form 10-K, the Company intends to file a second Form 15 to suspend its obligations to file current, quarterly and annual reports under Section 15(d) of the Exchange Act. The Company’s obligations to file such reports under Section 15(d) of the Exchange Act will remain suspended as long as the number of record holders of the common stock remains less than 1,200 on January 1 of each succeeding year. Moreover, we will no longer be subject to the provisions of the Sarbanes-Oxley Act and certain of the liability provisions of the Exchange Act and our executive officers, directors and 10% shareholders will no longer be required to file reports relating to their transactions in our common stock with the SEC. In addition, our executive officers, directors and 10% shareholders will no longer be subject to the short-swing profits provisions of the Exchange Act, and persons acquiring more than 5% of our common stock will no longer be required to report their beneficial ownership under the Exchange Act.

Following the suspension of its reporting obligations under the Exchange Act, the Company expects to periodically disseminate to the public information as to its financial position and financial performance. The Company will continue to provide annual reports in accordance with generally accepted accounting principles and proxy statements to shareholders, and its subsidiary, First Reliance Bank, will continue to file call reports with the Federal Deposit Insurance Corporation.

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

The CFPB has concentrated much of its rulemaking efforts on a variety of mortgage-related topics required under the Dodd-Frank Act, including mortgage origination disclosures, minimum underwriting standards and ability to repay, high-cost mortgage lending, and servicing practices. During 2012, the CFPB issued three proposed rulemakings covering loan origination and servicing requirements, which were finalized in January 2013, along with other rules on mortgages. The escrow and loan originator compensation rules became effective in June 2013. The ability to repay and qualified mortgage standards rules, as well as the mortgage servicing rules, became effective in January 2014. A final rule integrating disclosures required by the Truth in Lending Act and the Real Estate Settlement and Procedures Act also became effective in January 2014. We continue to analyze the impact that such rules may have on our business model, particularly with respect to our mortgage banking division.

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

The current capital rules require certain deductions from or adjustments to capital. The final rule retains many of these deductions and adjustments and also provides for new ones. As a result, deductions from Common Equity Tier 1 capital will be required for goodwill (net of associated deferred tax liabilities); intangible assets such as non-mortgage servicing assets and purchased credit card relationships (net of associated deferred tax liabilities); deferred tax assets that arise from net operating loss and tax credit carryforwards (net of any related valuations allowances and net of deferred tax liabilities); any gain on sale in connection with a securitization exposure; any defined benefit pension fund net asset (net of any associated deferred tax liabilities) held by a bank holding company (this provision does not apply to a bank or savings association); the aggregate amount of outstanding equity investments (including retained earnings) in financial subsidiaries; and identified losses. Other deductions will be necessary from different levels of capital.

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

At December 31, 2014, all of the Bank’s capital ratios were at levels that would qualify it to be “well capitalized” for regulatory purposes.

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

Our loan portfolio is concentrated in commercial real estate and commercial business loans. As of December 31, 2014, approximately 76.86% of our loans receivable were secured by real estate. These types of loans generally are viewed as having more risk of default than certain other types of loans or investments. In fact, the FDIC has issued pronouncements alerting banks of its concern about heavy loan concentrations in certain types of commercial real estate loans, including acquisition, construction and development loans, and also by geographic segment. Because our loan portfolio contains commercial real estate and commercial business loans with relatively large balances, the deterioration of one or a few of these loans may cause a significant increase in our non-performing loans. An increase in non-performing loans could result in a loss of earnings from these loans, an increase in the provision for loan losses, or an increase in loan charge-offs, any of which could have a material adverse impact on our results of operations and financial condition.

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

If our assumptions are wrong, our current allowance may not be sufficient to cover future loan losses, and we may need to make adjustments to allow for different economic conditions or adverse developments in our loan portfolio.  Material additions to our allowance would materially decrease our net income.   We expect our allowance to continue to fluctuate throughout 2015; however, given current and future market conditions, we can make no assurance that our allowance will be adequate to cover future loan losses.

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

At December 31, 2013, we had a total of $8.93 million of OREO, and at December 31, 2014, we had a total of $2.44 million of OREO, reflecting a $6.49 million or 72.64% decrease from year-end 2013 to year-end 2014. During this period, sales and write downs were $7.62 million and $66 thousand, respectively, while properties acquired through foreclosures totaled $1.20 million. The amount of OREO we hold may possibly increase throughout 2015. Any additional increase in losses and maintenance costs and expenses due to OREO may have material adverse effects on our business, financial condition, and results of operations. Such effects may be particularly pronounced in a market of reduced real estate values and excess inventory, which may make the disposition of OREO properties more difficult, increase maintenance costs and expenses, and may reduce our ultimate realization from any OREO sales. In addition, we are required to reflect the fair market value of our OREO in our financial statements. If the OREO declines in value, we are required to recognize a loss in connection with continuing to hold the property. As a result, declines in the value of our OREO have a negative effect on our results of operations and financial condition.

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

If we are required to record a valuation allowance against our deferred tax asset in the future, our earnings and capital position may be adversely impacted.

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

As of December 31, 2014, prior to any valuation allowance, net deferred tax assets from operations totaled $10.7 million and were recorded in the Company’s consolidated balance sheets.  Based on our projections of future taxable income over the next three years, cumulative tax losses over the previous three years, net operating loss carry forward limitations as discussed below and available tax planning strategies, $3.2 million of the net deferred tax asset is expected to be recognized and therefore a valuation allowance of $7.5 million has been recorded as of December 31, 2014.  Analysis of our ability to recapture our deferred tax asset requires us to apply significant judgment and is inherently subjective because it requires the future occurrence of circumstances, including the projection of future earnings that cannot be predicted with certainty.  The determination of how much of the net operating losses we will be able to utilize and, therefore, how much of the valuation allowance that may be reversed and the timing is based on our future results of operations and the amount and timing of actual loan charge-offs and asset writedowns.  The resulting loss could have a material adverse effect on our results of operations and financial condition and could also decrease the Bank’s regulatory capital.

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

As of December 31, 2014, we had approximately $22.7 million in brokered deposits, which represented approximately 8.0% of our total deposits. At times, the cost of brokered deposits exceeds the cost of deposits in our local market. In addition, the cost of brokered deposits can be volatile. In accordance with the Bank and Company MOUs, we are required to limit brokered deposits, excluding reciprocal CDARS, that would cause the Bank’s level of brokered deposits to be in excess of ten percent of total deposits. This limitation, coupled with potential cost increases discussed above, could adversely affect our liquidity and ability to support demand for loans.

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

A downgrade of the U.S. credit rating could negatively impact our business, results of operations and financial condition.

Periodic U.S. debt ceiling and budget deficit concerns together with signs of deteriorating sovereign debt conditions in Europe, have increased the possibility of credit-rating downgrades and economic slowdowns in the U.S. Although U.S. lawmakers passed legislation to raise the federal debt ceiling in 2011, Standard & Poor's Ratings Services lowered its long-term sovereign credit rating on the U.S. from "AAA" to "AA+" in August 2011. This rating was affirmed in June 2013. The impact of any further downgrades to the U.S. government's sovereign credit rating or its perceived creditworthiness could adversely affect the U.S. and global financial markets and economic conditions. A downgrade of the U.S. government's credit rating or a default by the U.S. government to satisfy its debt obligations likely would create broader financial turmoil and uncertainty, which would weigh heavily on the global banking system. It is possible that any such impact could have a material adverse effect on our business, results of operations and financial condition.

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

The holders of shares of our various classes of preferred stock have rights that are senior to those of our common shareholders.

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

The deregistration of our common stock under Section 12(g) of the Exchange and the pending suspension of our obligation to file current, quarterly and annual reports with the SEC under Section 15(d) of the Exchange Act will result in less information about the Company’s financial condition and results of operations being readily available to the public and have other potentially adverse consequences to holders of our common stock.

Immediately after we file this Annual Report on Form 10-K and file a second Form 15, the Company will cease to file annual, quarterly, current, and other reports and documents with the SEC. We will not be providing periodic reports in the format currently required of us under the provisions of the Exchange Act and, as a result, shareholders will have access to less information about us and our business, operations, and financial performance. Moreover, we will no longer be subject to the provisions of the Sarbanes-Oxley Act and certain of the liability provisions of the Exchange Act and our executive officers, directors and 10% shareholders will no longer be required to file reports relating to their transactions in our common stock with the SEC. In addition, our executive officers, directors and 10% shareholders will no longer be subject to the short-swing profits provisions of the Exchange Act, and persons acquiring more than 5% of our common stock will no longer be required to report their beneficial ownership under the Exchange Act.

In addition, the reduction in the volume and detail of information about the Company available to the public as a result of the deregistration of our common stock and suspension of SEC reporting could cause deterioration in the liquidity of our common stock. The lack of liquidity provided by a ready market of common stock may result in fewer opportunities to raise additional capital through private offerings of our securities and utilize equity-based incentive compensation tools to recruit and retain executive talent. Moreover, companies that file reports with the SEC are often viewed by existing shareholders, potential investors, employees, investors, customers, vendors and others as more established, reliable and prestigious than privately held companies. SEC reporting companies are often followed by analysts who publish reports on their operations and prospects. Companies that their status as an SEC reporting company may risk losing prestige in the eyes of the public, the investment community and key constituencies. The Company does not currently enjoy research analyst coverage or similar media attention and many similarly situated community bank holding companies have taken advantage of the opportunity created by the JOBS Act to deregister their common stock and suspend their SEC reporting obligations.

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

On March 24, 2005, the Bank leased approximately five acres at 2211 West Palmetto Street in Florence, South Carolina for possible development of a future headquarters location. This property and an adjacent parcel were purchased by the Company on November 24, 2008 and are leased by the Bank. The Company and the Bank agreed to waive the Bank’s obligation to pay rent to the Company on this property.

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

As of December 31, 2014 and the date of this Form 10-K, we believe that we are not a party to, nor is any of our property the subject of, any pending material proceeding other than those that may occur in the ordinary course of our business, except for the proceeding described below.

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

ITEM 4.	MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information, Holders, and Dividends

No established public trading market exists for our common stock, and there can be no assurance that a public trading market for our common stock will develop. Our common stock is quoted on the OTC Bulletin Board under the symbol “FSRL,” and we have a sponsoring broker-dealer to match buy and sell orders for our common stock. Although we are quoted on the OTC Bulletin Board, the trading markets on the OTC Bulletin Board lack the depth, liquidity, and orderliness necessary to maintain a liquid market, and trading and quotations of our common stock have been limited and sporadic. The OTC Bulletin Board prices are quotations, which reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

The following table sets forth for the period indicated the high and low bid prices for our common stock reported by the OTC Bulletin Board for the periods indicated:

	High	Low
2014
Quarter Ended December 31, 2014	$3.29	$3.29
Quarter Ended September 30, 2014	2.85	2.85
Quarter Ended June 30, 2014	2.00	2.00
Quarter Ended March 31, 2014	1.88	1.88
2013
Quarter Ended December 31, 2013	1.71	1.71
Quarter Ended September 30, 2013	1.65	1.65
Quarter Ended June 30, 2013	1.80	1.80
Quarter Ended March 31, 2013	2.00	2.00

As of March 23, 2015 there were 4,704,647 shares of common stock outstanding held by approximately 1,150 shareholders of record.

We have not declared or paid any cash dividends on our common stock since our inception. For the foreseeable future, we do not intend to declare cash dividends. We intend to retain earnings to grow our business and strengthen our capital base. Our ability to pay cash dividends depends primarily on the ability of our subsidiary, First Reliance Bank to pay dividends to us. As a South Carolina chartered bank, the Bank is subject to limitations on the amount of dividends that it is permitted to pay. Unless otherwise instructed by the South Carolina Board of Financial Institutions, the Bank is generally permitted under South Carolina state banking regulations to pay cash dividends of up to 100% of net income in any calendar year without obtaining the prior approval of the S.C. Board. The FDIC also has the authority under federal law to enjoin a bank from engaging in what in its opinion constitutes an unsafe or unsound practice in conducting its business, including the payment of a dividend under certain circumstances.

Equity Based Compensation Plan Information

The following table provides information regarding compensation plans under which equity securities of the Company are authorized for issuance. All data is presented as of December 31, 2014.

Equity Compensation Plan Table
	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	-	-	-
Equity compensation plans not approved by security holders	213,100	$3.86	503,993
Total	213,100	$3.86	503,993

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

(Dollars in thousands, except per share data)	2014	2013	2012	2011	2010

Income Statement Data:
Interest income	$15,074	$14,706	$18,812	$23,185	$27,947
Interest expense	1,160	2,448	4,481	6,513	11,656
Net interest income	13,914	12,258	14,331	16,672	16,291
Provision for loan losses	707	610	1,946	5,403	3,542
Net interest income after provision for loan losses	13,207	11,648	12,385	11,269	12,749
Noninterest income	4,437	4,405	6,537	4,847	4,896
Noninterest expense	16,318	22,393	18,639	20,362	19,234
Income (loss) before income taxes	1,326	(6,340)	283	(4,246)	(1,589)
Income tax expense (benefit)	(3,081)	1,397	7	5,135	(1,440)
Net income (loss)	4,407	(7,737)	276	(9,381)	(149)
Preferred stock dividends	1,251	1,140	1,176	1,175	1,131
Net loss available to common shareholders	$3,156	$(8,877)	$(900)	$(10,556)	$(1,280)

Balance Sheet Data:
Assets	$367,756	$355,408	$418,277	$494,966	$530,095
Earning assets	321,275	306,242	362,518	435,214	468,618
Securities held-to-maturity (1)	31,384	36,952	-	-	-
Securities available-for-sale (2)	13,046	12,145	60,071	84,534	84,473
Loans (3)	257,351	240,750	265,879	306,262	355,514
Allowance for loan losses	3,003	2,894	4,167	7,743	6,271
Deposits	285,319	282,415	349,314	427,816	455,250
Shareholders’ equity	36,368	39,093	41,198	41,118	48,592
Per Common Share Data:
Basic income (loss)	$0.68	$(2.07)	$(0.22)	$(2.57)	$(0.32)
Diluted income (loss)	0.67	(2.07)	(0.22)	(2.57)	(0.32)
Common book value	4.34	3.56	5.64	5.67	7.49

Performance Ratios:
Return on average assets (4)	1.23%	(2.02)%	0.06%	(1.82)%	(0.03)%
Return on average equity (5)	13.14%	(19.57)%	0.66%	(19.97)%	(0.31)%
Net interest margin (6)	4.47%	3.74%	3.54%	3.67%	3.04%
Efficiency (7)	88.95%	113.61%	97.79%	96.95%	94.27%

Capital and Liquidity Ratios:
Average equity to average assets	9.37%	10.31%	9.08%	9.09%	8.19%
Leverage (4.00% required minimum)	12.20%	11.78%	11.48%	9.85%	9.99%
Risk-based capital
Tier 1	15.07%	14.73%	15.91%	13.54%	13.34%
Total	16.09%	15.75%	17.16%	14.80%	14.59%
Average loans to average deposits	86.50%	78.21%	73.94%	75.99%	75.32%

(1)	Securities held-to-maturity are stated at cost.
(2)	Securities available-for-sale are stated at fair value.
(3)	Loans are stated at gross amounts before allowance for loan losses and include loans held for sale.
(4)	Net income (loss) before preferred stock dividends divided by average assets.
(5)	Net income (loss) before preferred stock dividends divided by average equity.
(6)	Net interest income divided by average earning assets.
(7)	Noninterest expense, less provision for losses on other real estate owned (“OREO”), divided by the sum of net interest income and noninterest income, excluding gains and losses on sales of assets.

ITEM 7.                 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Basis of Presentation

The following discussion should be read in conjunction with the preceding “Selected Financial Data” and the Company’s consolidated financial statements and the notes thereto and the other financial data included elsewhere herein. The financial information provided below has been rounded in order to simplify its presentation. However, the ratios and percentages provided below are calculated using the detailed financial information contained in the consolidated financial statements, the notes thereto and the other financial data included elsewhere herein. Except where otherwise indicated or the context requires, the “Company”, “we”, “us” and “our” refer to First Reliance Bancshares, Inc. and its wholly-owned subsidiary, First Reliance Bank.

General

First Reliance Bank (the “Bank”) is a South Carolina-chartered bank headquartered in Florence, South Carolina. The Bank opened for business on August 16, 1999. The principal business activity of the Bank is to provide banking services to domestic markets, principally in Florence County, Lexington County, and Charleston County, South Carolina. The deposits of the Bank are insured by the Federal Deposit Insurance Corporation (the “FDIC”).

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

On June 30, 2005, First Reliance Capital Trust I issued $10,000,000 in trust preferred securities with a maturity of November 23, 2035 and may be redeemed by the Company after five years, and sooner in certain specific events. The rate was fixed at 5.93% until August 23, 2010, at which point the rate adjusts quarterly to the three-month LIBOR plus 1.83%, and can be called without penalty beginning on June 15, 2014.  The trust has not been consolidated in these financial statements.  The Company received from the trust the $10,000,000 proceeds from the issuance of the securities and the $310,000 initial proceeds from the capital investment in the trust, and accordingly has shown the funds due to the trust as $10,310,000 junior subordinated debentures. Current regulations allow the entire amount of junior subordinated debentures to be included in the calculation of regulatory capital. On December 28, 2008, the Company injected $3,000,000 of the proceeds into the Bank as permanent capital..

Results of Operations

Our operating results for the year ended December 31, 2014 improved significantly versus the prior year of 2013. Specifically, net income available to common shareholders was $3,156,188, or a basic and diluted income per common share of $0.68 and $0.67, respectively. For 2013 we incurred a net loss available to common shareholders of $8,876,633, or a basic and diluted loss per common share of $2.07. This improvement in operating results for 2014 is attributed primarily to the reversal of $3,261,451 of the valuation allowance related to our deferred tax assets, an increase of $1,656,687 in our net interest income, and a reduction of $6,075,398 in our noninterest expenses. See the following for a detailed discussion of each of these items.

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

Net interest income for 2014 was $13,914,475 compared to $12,257,788 for 2013, an increase of $1,656,687, or 13.52%. This increase is attributable to our interest-bearing liabilities having declined at a higher rate than our earning assets. Comparing the year 2014 that of 2013, the average volume of our interest-bearing liabilities declined 8.94%, while the average volume of our earning assets declined 4.94%. Additionally, for 2014 compared to the 2013, we reduced the average rate paid on our interest-bearing liabilities by 42 basis points, while we were able to increase the average rate earned on our earning assets by 35 basis points.

For 2014, average-earning assets totaled $311,480,378 with an annualized average yield of 4.84% compared to $327,654,497 and 4.49%, respectively, for 2013. Average interest-bearing liabilities totaled $253,948,909 with an annualized average cost of 0.46% for 2014 compared to $278,878,944 and 0.88% respectively, for 2013.

Our net interest margin and net interest spread were 4.47% and 4.38%, respectively, for 2014 compared to 3.74% and 3.61%, respectively, for 2013.

Because loans often provide a higher yield than other types of earning assets, one of our goals is to maintain our loan portfolio as the largest component of total earning assets. During 2014 and 2013, loans averaged $247,613,855 and $246,000,338, respectively, which represents an increase of $1,613,517, or 0.66%. Loans comprised 79.50% and 75.08% of average earning assets for the years ended December 31, 2014 and 2013, respectively. Interest income from loans for 2014 and 2013 was $13,758,531 and $13,330,556, respectively. The annualized average yield on loans was 5.56% and 5.42% for 2014 and 2013, respectively. Our loan interest income for 2014 was favorably impacted by the significant reduction of our non-performing loans. For 2014 and 2013, the average volume of our nonaccruing loans was $5,676,836 and $14,691,948, respectively, a decrease of $9,015,122, or 61.36%. Additional information may be found under the heading “Rate/Volume Analysis of Interest Income” below.

Available-for-sale and held-to-maturity-investment securities averaged $46,654,494, or 14.98% of average earning assets, for 2014, compared to $53,407,855, or 16.30% of average earning assets, for 2013. Interest earned on available-for-sale and held-to-maturity investment securities was $1,234,983 for 2014, compared to $1,286,317 for 2013. The annualized average yield on these securities was 2.65% and 2.41% for 2014 and 2013, respectively.

Our average interest-bearing deposits were $219,229,841 and $252,374,874 for 2014 and 2013, respectively. This represented a decrease of $33,145,033, or 13.13%. Total interest paid on deposits for 2014 and 2013 was $836,342 and $2,023,326, respectively. The annualized average cost of deposits was 0.38% and 0.80% for the years ended December 31, 2014 and 2013, respectively. As our loan demand declined, we concurrently lowered rates paid on deposits, especially for time deposits, which is the primary reason why the amounts of our average time deposits were 29.90% lower during 2014 than during 2013.

The average balance of other interest-bearing liabilities was $34,719,068 and $26,504,070 for the year ended December 31, 2014 and 2013, respectively, an increase of $8,214,998, or 31.00%. The increase is primarily attributable to the increase of $6,962,114 in our average volume of borrowing from the Federal Home Loan Bank of Atlanta (the “FHLB”) during the 2014, which replaced our higher cost time deposits. For the year, 2014, the annualized average cost of borrowing from the FHLB was 0.38%, while the average rate paid on time deposits was 0.90%.

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

	Average Balances, Income and Expenses, and Rates
Year ended December 31,	2014			2013			2012
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Earning assets:
Loans (1)	$247,614	$13,758	5.56%	$246,000	$13,331	5.42%	$288,584	$16,420	5.69%
Securities, taxable	43,511	1,121	2.58	52,147	1,241	2.38	65,577	1,774	2.71
Securities, nontaxable	3,143	114	3.63	1,261	45	3.57	12,995	506	3.89
Other earning assets	17,212	81	0.47	28,246	89	0.32	37,476	112	0.30
Total earning assets	311,480	15,074	4.84	327,654	14,706	4.49	404,632	18,812	4.65
Non-earning assets	46,658			55,761			57,031
Total assets	$358,138			$383,415			$461,663

	Average Balances, Income and Expenses, and Rates
Year ended December 31,	2014			2013			2012
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Liabilities and Shareholders’ Equity
Interest-bearing deposits:
Transaction accounts	$54,579	$31	0.06%	$44,727	$47	0.11%	$42,148	$80	0.19%
Savings and money market accounts	85,711	98	0.11	95,043	161	0.17	113,568	351	0.31
Time deposits	78,940	707	0.90	112,605	1,815	1.61	176,896	3,545	2.00
Total interest-bearing deposits	219,230	836	0.38	252,375	2,023	0.80	332,612	3,976	1.20

Other interest-bearing liabilities:
Federal Home Loan Bank borrowing	18,192	70	0.38	11,230	202	1.80	12,503	263	2.10
Junior subordinated debentures	10,310	247	2.40	10,310	218	2.12	10,310	239	2.32
Other Borrowings	6,217	7	0.11	4,964	5	0.10	3,566	3	0.08
Total other interest-bearing liabilities	34,719	324	0.93	26,504	425	1.60	26,379	505	1.91
Total interest-bearing liabilities	253,949	1,160	0.46	278,879	2,448	0.88	358,991	4,481	1.25
Noninterest-bearing deposits	67,045			62,174			57,675
Other liabilities	3,591			2,823			3,065
Shareholders’ equity	33,553			39,539			41,932
Total liabilities and equity	$358,138			$383,415			$461,663

Net interest income/interest spread		$13,914	4.38%		$12,258	3.61%		$14,331	3.40%

Net yield on earning assets			4.47%			3.74%			3.54%

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

	2014 Compared to 2013			2013 Compared to 2012
	Due to increase (decrease) in			Due to increase (decrease) in
(Dollars in thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Loans	$86	$341	$427	$(2,338)	$(751)	$(3,089)
Securities, taxable	(218)	98	(120)	(338)	(195)	(533)
Securities, tax exempt	-	69	69	(426)	(35)	(461)
Other earning assets	(42)	34	(8)	(30)	7	(23)
Total interest income	(174)	542	368	(3,132)	(974)	(4,106)

Interest expense:
Interest-bearing deposits
Interest-bearing transaction accounts	9	(25)	(16)	4	(37)	(33)
Savings and money market accounts	(14)	(49)	(63)	(50)	(140)	(190)
Time deposits	(448)	(660)	(1,108)	(1,126)	(604)	(1,730)
Total interest-bearing deposits	(453)	(734)	(1,187)	(1,172)	(781)	(1,953)

Other interest-bearing liabilities
Federal Home Loan Bank borrowings	82	(214)	(132)	(25)	(36)	(61)
Junior subordinated debentures	-	29	29	-	(21)	(21)
Other	2	-	2	2	-	2
Total other interest-bearing liabilities	84	(185)	(101)	(23)	(57)	(80)

Total interest expense	(369)	(919)	(1,288)	(1,195)	(838)	(2,033)

Net interest income	$195	$1,461	$1,656	$(1,937)	$(136)	$(2,073)

Interest Sensitivity - We monitor and manage the pricing and maturity of our assets and liabilities in order to diminish the potential adverse impact that changes in interest rates could have on our net interest income. The principal monitoring technique we employ is the measurement of our interest sensitivity “gap,” which is the positive or negative dollar difference between assets and liabilities that are subject to interest rate repricing within a given period of time. Interest rate sensitivity can be managed by repricing assets or liabilities, selling securities available-for-sale, replacing an asset or liability at maturity, or adjusting the interest rate during the life of an asset or liability. Managing the amount of assets and liabilities repricing in this same time interval helps to hedge interest sensitivity and minimize the impact on net interest income of rising or falling interest rates.

The following table sets forth our interest rate sensitivity at December 31, 2014.

			After		Greater
	After One		Three		Than One
	Within	Through	Through	Within	Year or
	One	Three	Twelve	One	Non-
(Dollars in Thousands)	Month	Months	Months	Year	Sensitive	Total
Interest-Earning Assets
Interest-bearing deposits in other banks	$17,891	$-	$-	$17,891	$-	$17,891
Time deposits in other banks	-	101	-	101	-	101
Loans (1)	33,418	15,107	66,305	114,830	142,521	257,351
Securities, taxable	-	-	-	-	41,293	41,293
Securities nontaxable	-	-	-	-	3,137	3,137
Nonmarketable securities	1,502	-	-	1,502	-	1,502
Total earning assets	52,811	15,208	66,305	134,324	186,951	321,275

Interest-Bearing Liabilities
Interest-bearing deposits:
Demand deposits	$57,230	$-	$-	$57,230	$-	$57,230
Savings deposits	88,822	-	-	88,822	-	88,822
Time deposits	6,056	16,325	42,281	64,662	9,159	73,821
Total interest-bearing deposits	152,108	16,325	42,281	210,714	9,159	219,873
Federal Home Loan Bank Advances	6,000	-	19,000	25,000	-	25,000
Junior subordinated debentures	-	-	-	-	10,310	10,310
Repurchase agreements	7,573	-	-	7,573	-	7,573
Total interest-bearing liabilities	165,681	16,325	61,281	243,287	19,469	262,756

Period gap	$(112,870)	$(1,117)	$5,024	$(108,963)	$167,482

Cumulative gap	$(112,870)	$(113,987)	$(108,963)	$(108,963)	$58,519

Ratio of cumulative gap to total earning assets	(35.13)%	(35.48)%	(33.92)%	(33.92)%	18.21%

(1)	Including mortgage loans held for sale.

The above table reflects the balances of earning assets and interest-bearing liabilities at the earlier of their repricing or maturity dates. Interest-bearing deposits in other banks are reflected at the earliest pricing interval due to the immediate availability of the deposits. Securities are reflected at each instrument’s ultimate maturity date. Scheduled payment amounts of fixed rate amortizing loans are reflected at each scheduled payment date. Scheduled payment amounts of variable rate amortizing loans are reflected at each scheduled payment date until the loan may be repriced contractually; the unamortized balance is reflected at that point. Interest-bearing liabilities with no contractual maturity, such as demand deposits and savings deposits, are reflected in the earliest repricing period due to contractual arrangements, which give us the opportunity to vary the rates paid on those deposits within one month or shorter period. However, we are not obligated to vary the rates paid on these deposits within any given period. Fixed rate time deposits, primarily certificates of deposit, are reflected at their contractual maturity dates. Securities sold under agreements to repurchase agreements mature on a daily basis and are reflected in the earliest pricing period. Advances from the FHLB and junior subordinated debentures are reflected at their contractual maturity date.

We are in a liability sensitive position (or a negative gap) of $109.0 million over the 12-month time frame. The gap is negative when interest-bearing liabilities exceed interest sensitive earning assets, as was the case at the end of 2014, with respect to the one-year time horizon. When interest-sensitive earning assets exceed interest-bearing liabilities for a specific repricing “horizon,” a positive interest sensitivity gap is the result.

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

More specifically, in determining our allowance for loan losses, we regularly review loans for specific and impaired reserves based on the appropriate impairment assessment methodology. Pooled reserves are determined using historical loss trends measured over a four-quarter average applied to risk rated loans grouped by Federal Financial Institutions Examination Council (“FFIEC”) call code and segmented by impairment status. The pooled reserves are calculated by applying the appropriate historical loss ratio to the loan categories. Impaired loans greater than a minimum threshold established by management are excluded from this analysis. The sum of all such amounts determines our pooled reserves. In line with our peer group, we review historical losses over four quarters, which results in a provision estimate responsive to current economic conditions. The historical loss factors utilized in our model have been updated as of December 31, 2014 to reflect losses realized through the end of third quarter 2014.

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

Periodically, we adjust the amount of the allowance based on changing circumstances. We recognize loan losses to the allowance and add subsequent recoveries back to the allowance for loan losses. In addition, on a quarterly basis, we informally compare our allowance for loan losses to various peer institutions; however, we recognize that allowances will vary, as financial institutions are unique in the make-up of their loan portfolios and customers, which necessarily creates different risk profiles and risk weighting of qualitative factors for the institutions. We would only consider further adjustments to our allowance for loan losses based on this peer review if our allowance was significantly different from our peer group. To date, we have not made any such adjustment. There can be no assurance that charge-offs of loans in future periods will not exceed the allowance for loan losses as estimated at any point in time or that provisions for loan losses will not be significant to a particular accounting period, especially considering the overall economic weakness in many of our market areas due to a slow recovery from the recent economic downturn.

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

As of December 31, 2014 and 2013, the allowance for loan losses was $3,002,922 and $2,894,153, respectively. As a percentage of total loans, the allowance for loan losses was 1.18% and 1.21% at December 31, 2014 and 2013, respectively. The decrease in the allowance ratio is reflective of the significant reductions in practically all categories of our problem loans. See the discussion regarding the provision expense and “Activity in the Allowance for Loan Losses” below for additional information regarding our asset quality and loan portfolio.

Our provision for loan losses was $706,891 and $609,808 for the years ended December 31, 2014 and 2013, respectively, an increase of $97,803. Our analysis of the allowance for loan losses as of December 31, 2014, revealed that our overall loss rates have been stabilizing over the past several allowance calculations and that our credit exposure is phasing out in the Myrtle Beach and Charleston markets in coastal South Carolina, which were particularly hard-hit by the downturn in real estate markets. Additionally, the provision we recorded for the year ended December 31, 2014, is reflective of the reduction in our non-performing loans, declining delinquencies, and the reduction in the percentage of classified loans.

We believe the allowance for loan losses at December 31, 2014, is adequate to meet loan losses inherent in the loan portfolio and, as described earlier, we maintain the flexibility to adjust the allowance to respond to short-term and long-term trends in our local economy that are reflected in our loan portfolio.

The following table sets forth certain information with respect to the Company’s allowance for loan losses and the composition of charge-offs and recoveries for the five years ended December 31, 2014.

Allowance for Loan Losses

(Dollars in thousands)	2014	2013	2012	2011	2010
Total loans outstanding at end of year	$255,381	$238,502	$260,257	$303,398	$354,328
Average loans outstanding	$247,614	$246,000	$288,584	$332,893	$380,019
Balance of allowance for loan losses at beginning of year	$2,894	$4,167	$7,743	$6,271	$9,801
Loans charged off:
Real estate – construction	506	296	2,296	1,825	4,430
Real estate – residential	346	988	1,085	1,641	2,501
Real estate – nonresidential	223	918	1,825	538	1,879
Commercial and industrial	5	92	1,391	527	1,469
Consumer and other	37	44	29	39	116
Total loan charge-offs	1,117	2,338	6,626	4,570	10,395
Recoveries of previous loan charge-offs:
Real estate – construction	165	138	298	356	1,311
Real estate – residential	27	177	129	88	286
Real estate – nonresidential	248	35	54	70	1,123
Commercial	68	89	613	113	438
Consumer and other	11	16	10	12	165
Total recoveries	519	455	1,104	639	3,323
Net charge-offs	598	1,883	5,522	3,931	7,072

Provision for loan losses	707	610	1,946	5,403	3,542

Balance of allowance for loan losses at end of year	$3,003	$2,894	$4,167	$7,743	$6,271

Ratios:
Net charge-offs to average loans outstanding	0.24%	0.77%	1.91%	1.18%	1.86%
Net charge-offs to loans at end of year	0.23%	0.79%	2.12%	1.30%	2.00%
Allowance for loan losses to average loans	1.21%	1.18%	1.44%	2.33%	1.65%
Allowance for loan losses to loans at end of year	1.18%	1.21%	1.60%	2.55%	1.77%
Net charge-offs to allowance for loan losses	19.91%	65.07%	132.52%	50.77%	112.76%
Net charge-offs to provision for loan losses	84.58%	308.69%	283.76%	72.76%	199.69%

Risk Elements in the Loan Portfolio and Nonperforming Assets

Nonperforming Assets - The following table shows the nonperforming assets for the five years ended December 31, 2014.

(Dollars in thousands)	2014	2013	2012	2011	2010
Loans over 90 days past due and still accruing	$25	$135	$6	$328	$1,910
Loans on nonaccrual:
Real estate construction	2,937	481	2,874	8,194	14,796
Real estate mortgage - residential	1,290	1,672	3,779	3,852	3,310
Real estate mortgage – nonresidential	106	5,006	12,354	9,437	1,001
Commercial	4	1,393	1,879	1,300	753
Consumer	46	74	88	2	6
Total nonaccrual loans	4,383	8,626	20,974	22,785	19,866
Total of nonperforming loans	4,408	8,761	20,980	23,113	21,776
Other nonperforming assets	2,444	8,933	15,290	22,136	14,669
Total nonperforming assets	$6,852	$17,694	$36,270	$45,249	$36,445

Percentage of nonperforming assets to total assets	1.86%	4.98%	8.67%	9.14%	6.88%
Percentage of nonperforming loans to total loans	1.73%	3.67%	8.06%	7.62%	6.15%
Allowance for loan losses as a percentage of non-performing loans	68.13%	33.03%	19.86%	33.50%	28.80%

The following table summarizes the allocation of the allowance for loan losses at December 31, 2014 and 2013.

	December 31,	% of	December 31,	% of
(Dollars in thousands)	2014	Total	2013	Total
Real estate loans
Construction	$226	7.53%	$303	10.47%
Residential	1,245	41.45	1,043	36.04
Nonresidential	1,247	41.53	1,382	47.75
Total real estate loans	2,718	90.51	2,728	94.26
Commercial and industrial	38	1.27	65	2.25
Consumer and other	247	8.22	101	3.49
Total loans	$3,003	100.00%	$2,894	100.00%

Loans over 90 days and still accruing – As of December 31, 2014 and 2013 we had loans totaling $24,810 and $135,408, respectively, that were past due 90 days and still accruing interest. All loans are secured and included in our impaired loan classification at December 31, 2014 and 2013.

Nonaccruing loans - At December 31, 2014 and 2013, loans totaling $4,381,725 and $8,626,439, respectively, were in nonaccrual status.  Generally, loans are placed on nonaccrual status if principal or interest payments become 90 days past due and/or we deem the collectability of the principal and/or interest to be doubtful.  Generally, once a loan is placed in nonaccrual status, all previously accrued and uncollected interest is reversed against interest income, unless collection of interest accrued to date is expected.  Interest income on nonaccrual loans is recognized on a cash basis when the ultimate collectability is no longer considered doubtful.  Loans are returned to accrual status when the principal and interest amounts contractually due are brought current and future payments are reasonably assured. During 2014 and 2013 interest income recognized on nonaccrual loans was $149,959 and $600,924, respectively. If the nonaccrual loans had been accruing interest at their original contracted rates, interest income related to these nonaccrual loans would have been $538,670 and $796,304 for 2014 and 2013, respectively. All nonaccruing loans at December 31, 2014 and 2013 were included in our classification of impaired loans at those dates.

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

At December 31, 2014 there were 20 loans classified as a TDR totaling $3,621,486. Of the 20 loans, 12 loans totaling $3,125,057 were performing while eight loans totaling $496,429 were not performing. As of December 31, 2013, there were 30 loans classified as TDRs totaling $7,157,230. Of the 30 loans, 16 loans totaling $3,481,589 were performing while 14 loans totaling $3,675,641 were not performing. All of these restructured loans resulted in either extended maturity or lowered rates and were included in the impaired loan balance. From December 31, 2013 to December 31, 2014, TDR loans decreased by $3,535,744 due to charge offs, foreclosures and repayments.

Impaired loans - At December 31, 2014, we had impaired loans totaling $10,104,377 as compared to $18,160,915 at December 31, 2013. Impaired loans, as a percentage of total loans, were 3.96% and 7.61% at December 31, 2014 and 2013, respectively. Included in the impaired loans at December 31, 2014 and 2013 are performing TDRs loans totaling $3,125,057 and $3,481,589, respectively. At December 31, 2014, there were nine borrowers that accounted for 80.67% of the total amount of the impaired loans at that date. These loans were primarily commercial real estate loans located in the following South Carolina areas: 36% in the Coastal area, 28% in the Columbia area and 36% in the Florence area.

During 2014, the average investment in impaired loans was approximately $14,014,000 as compared to approximately $20,543,000 for 2013.  Impaired loans with a specific allocation of the allowance for loan losses totaled $2,422,764 and $9,212,269 at December 31, 2014 and 2013, respectively.  The amount of the specific allocation at December 31, 2014 and 2013 was $259,109 and $405,091, respectively.

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

As of December 31, 2014, we had OREO properties totaling $2,444,253, geographically located in the following South Carolina areas – 17% in the Coastal area, 16% in the Columbia area and 67% in the Florence area.  The combined nature of these properties is 61% commercial and 39% residential and other. We are diligently trying to dispose of our OREO properties; however, the relatively low demand in many of these market segments affects our ability to do so in a timely manner without experiencing additional losses.  This is especially true for properties consisting of raw land.

From December 31, 2013 to December 31, 2014, OREO decreased $6,488,381, or 72.64%. During this period, sales and write downs were $7,619,950 and $65,874, respectively, while properties acquired through foreclosures totaled $1,197,443.

OREO expense for the years ended December 31, 2014 and 2013 was $539,897 and $6,710,229, respectively, which includes a net gain of $141,868 and a net loss of $191,006 on sales, respectively.

Noninterest Income and Expense

Noninterest Income - The following table sets forth the primary components of noninterest income for the years ended December 31, 2014 and 2013.

	2014	2013
Service charges on deposit accounts	$1,624,575	$1,665,059
Gain on sale of mortgage loans	1,108,799	1,029,641
Income from bank owned life insurance	336,872	345,906
Other service charges, commissions, and fees	1,076,560	1,000,118
Gain on sale of available-for-sale securities	5,321	33,917
Other	284,518	331,109
Total	$4,436,645	$4,405,750

For 2014 compared to 2013, our noninterest income increased only slightly by $30,895, or 0.70%.

Noninterest Expense - The following table sets forth the primary components of noninterest expense for the years ended December 31, 2014 and 2013.

	2014	2013
Salaries and employee benefits	$7,317,950	$7,731,822
Net occupancy	1,529,855	1,506,908
Furniture and equipment	1,553,289	1,360,631
Advertising	119,463	148,266
Office supplies and printing	119,019	90,255
Computer supplies and software amortization	137,548	141,949
Telephone	159,474	268,293
Professional fees and services	1,324,488	1,145,998
Supervisory fees and assessments	498,898	548,427
Debit and credit card expenses	776,275	767,488
Other real estate owned expenses	539,897	6,710,229
Mortgage loan expenses	177,156	262,602
Insurance expenses	288,463	356,904
Impairment loss on premises	399,812	-
Other	1,376,275	1,353,488
Total	$16,317,862	$22,393,260

Efficiency ratio	88.95%	113.61%

For the years ended December 31, 2014 and 2013, total noninterest expense totaled $16,317,862 and $22,393,260, respectively, equating to a decrease of $6,075,398, or 27.13%.

The expense for salaries and benefits was $7,317,950 and $7,731,822 for 2014 and 2013, respectively. By improving operating efficiencies, we reduced the expense for this category by $413,872, or 5.35%

Occupancy, furniture and equipment expense for 2014 and 2013 was $3,083,144 and $2,867,539, respectively, an increase of $215,605. The increase for the year ended December 31, 2014, is related to data processing insurance refunds received during 2013, for prior year service interruptions and lost income.

Other operating expenses for 2014 were $5,877,131, or 49.83% lower than they were for 2013. For 2014 and 2013, other operating expenses were $5,916,768 and $11,793,899, respectively. The following explains significant changes in this expense category.

1.	A significant portion of the reduction in our other operating expenses is attributable to a $6,170,332 reduction in our OREO expenses. For 2014 and 2013, OREO expenses were $539,897 and $6,710,229, respectively. Included in our 2013 OREO expenses were write downs of $4,905,476 compared to $65,874 for 2014. Additionally, the reduction in OREO expenses was favorably impacted by the reduction in the volume of our OREO properties. From December 31, 2013 to December 31, 2014, primarily through sales, the volume of OREO properties declined $6,488,381, or 72.64%.

2.	Professional fees were $178,490 higher for 2014 as a result of legal fees relating to litigation arising in the ordinary course of our business as well as defending a lawsuit filed by certain clients of the Schurlknight and Rivers Law Firm (“S&R”), a former customer of the Bank.

3.	We recorded an impairment loss of $399,812, during 2014, on a parcel of land that was originally acquired for future facilities expansion. In August of 2014, after deciding not to expand on this parcel, we entered into a tentative contract to sell it for approximately $3,600,000. This contract expired on December 31, 2014, without being consummated. The subject parcel has a carrying value of approximately $4,000,000.

Income Tax Provision

The income tax benefit of $3,081,244 for 2014 consists of currently payable income taxes of $180,207, less the net increase of $3,261,451 in net deferred tax assets. The income tax benefit related to the pretax loss for 2013 has been offset by the increase of an equal amount in the valuation allowance related to net deferred tax assets. As of December 31, 2014, we have net deferred tax assets from continuing operations of $10,750,191 with a valuation allowance of $7,488,740. We have partially reversed the valuation allowance related to our deferred tax assets. The valuation allowance was established based on the analysis of continued losses incurred and the likelihood of our recovery of those assets. With the demonstration of positive earnings, and projections that reflect the likely recovery of a portion of these assets, a portion of the valuation allowance has been reversed. If we continue to generate positive earnings, additional portions of the valuation allowance will be reversed, thus positively impacting income in future periods.

Earning Assets

Loans - Loans, including loans held for sale, are the largest category of earning assets and typically provide higher yields than the other types of earning assets. Associated with the higher loan yields are the inherent credit and liquidity risks which management attempts to control and counterbalance. Loans averaged $247,613,855 in 2014 compared to $246,000,338 in 2013, an increase of $1,613,517, or 0.66%. At December 31, 2014, total loans were $257,351,082 compared to $240,750,383 at December 31, 2013, an increase of $16,600,699, or 6.90%. Excluding loans held for sale, loans were $255,381,014 at December 31, 2014 compared to $238,502,131 at December 31, 2013, which equated to an increase of $16,878,883, or 7.08%. This increase is mainly attributable to the rise of $15,815,677 in our consumer loans. During the latter part of 2013, we implemented several new marketing programs designed to increase consumer borrowings, particularly with respect to automobile loans.

The following table sets forth the composition of the loan portfolio, excluding loans held for sale, by category at the dates indicated and highlights the Company’s general emphasis on all types of lending.

Composition of Loan Portfolio

Expressed in dollars (in thousands)

December 31,	2014	2013	2012	2011	2010
Real estate:
Construction	$26,548	$24,175	$31,985	$43,320	$62,635
Residential:
Residential 1 – 4 family	40,985	35,873	35,092	42,838	50,085
Multifamily	4,338	4,312	5,563	8,630	9,337
Second mortgages	4,776	4,246	4,078	4,504	4,783
Equity lines of credit	20,197	21,270	22,502	24,998	27,990
Total residential	70,296	65,701	67,235	80,970	92,195
Nonresidential	99,450	104,379	122,310	133,603	152,178
Total real estate loans	196,294	194,255	221,530	257,893	307,008
Commercial and industrial	31,504	32,487	29,256	36,465	40,857
Consumer	27,541	11,725	9,305	8,650	6,057
Other	42	35	166	390	406
Total loans	255,381	238,502	260,257	303,398	354,328
Allowance for loan losses	(3,003)	(2,894)	(4,167)	(7,743)	(6,271)
Net loans	$252,378	$235,608	$256,090	$295,655	$348,057

Expressed in percentages

December 31,	2014	2013	2012	2011	2010
Real estate:
Construction	10.40%	10.14%	12.29%	14.28%	17.68%
Residential:
Residential 1 – 4 family	16.04	15.04	13.48	14.12	14.14
Mutifamily	1.70	1.81	2.14	2.84	2.64
Second mortgages	1.87	1.78	1.56	1.49	1.34
Equity lines of credit	7.91	8.92	8.65	8.24	7.90
Total residential	27.52	27.55	25.83	26.69	26.02
Nonresidential	38.94	43.76	47.00	44.03	42.95
Total real estate loans	76.86	81.45	85.12	85.00	86.65
Commercial and industrial	12.34	13.62	11.24	12.02	11.53
Consumer	10.78	4.92	3.58	2.85	1.71
Other	0.02	0.01	0.06	0.13	0.11
Total loans	100.00%	100.00%	100.00%	100.00%	100.00%

Allowance for loan losses	1.18%	1.21%	1.60%	2.55%	1.77%

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

The largest component of our loan portfolio is real estate mortgage loans. At December 31, 2014, real estate mortgage loans totaled $196,294,083 and represented 76.86% of the total loan portfolio, compared to $194,254,829, or 81.45%, at December 31, 2013. This represents an increase of $2,039,254, or 1.05%, from the December 31, 2013 balance.

Residential mortgage loans totaled $70,295,788 at December 31, 2014, and represented 27.52% of the total loan portfolio, compared to $65,700,997 and 27.55%, respectively, at December 31, 2013.  This represents an increase of $4,594,791, or 6.99%, from the December 31, 2013 balance. Residential real estate loans consist of first and second mortgages on single or multi-family residential dwellings.

Nonresidential mortgage loans, which include commercial loans and other loans secured by multi-family properties and farmland, totaled $99,450,427 at December 31, 2014, compared to $104,378,485 at December 31, 2013.  This represents a decline of $4,928,058, or 4.72%, from the December 31, 2013 balance. These loans represented 38.94% and 43.76% of the total loans at December 31, 2014 and December 31, 2013, respectively.

Real estate construction loans were $26,547,868 and $24,175,347 at December 31, 2014 and 2013, respectively, and represented 10.40% and 10.14% of the total loan portfolio, respectively. From December 31, 2013 to December 31, 2014, these loans increased $2,372,521, or 9.81%.

Currently, the demand for real estate loans in our market area is still relatively weak, largely because of a slow recovery from the recent recession that affected many businesses and individuals in our market area. However, over the past several quarters we have experienced an increase in the demand for real estate loans.

Commercial and industrial loans decreased $983,249, or 3.03%, to $31,503,599 at December 31, 2014, from $32,486,848 at December 31, 2013. At December 31, 2014 and December 31, 2013, commercial and industrial loans represented 12.34% and 13.62%, respectively, of the total loan portfolio.

Our loan portfolio is also comprised of consumer loans that totaled $27,540,996 and $11,725,319 at December 31, 2014 and December 31, 2013, respectively, and represented 10.78% and 4.92%, respectively, of the total loan portfolio. From December 31, 2013 to December 31, 2014, our consumer loans have increased by $15,815,677 mainly related to the increase in automobile loans with the implementation of several marketing programs designed to increase consumer borrowings.

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

The repayment of loans in the loan portfolio as they mature is also a source of liquidity for the Company. The following table sets forth the Company’s loans maturing within specified intervals at December 31, 2014.

Loan Maturity Schedule and Sensitivity to Changes in Interest Rates

		Over
		One Year
	One Year or	Through	Over Five
(Dollars in thousands)	Less	Five Years	Years	Total
Real estate	$45,387	$115,770	$35,137	$196,294
Commercial and industrial	16,060	14,810	634	31,504
Consumer and other	2,591	11,004	13,988	27,583
	$64,038	$141,584	$49,759	$255,381
Loans maturing after one year with:
Fixed interest rates				$142,521
Floating interest rates				48,822
				$191,343

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

Available-for-Sale Securities

At December 31, 2014 and 2013, our investment in available-for-sale securities was $13,045,588 and $12,144,843, respectively, an increase of $900,745, or 7.42%. These securities are carried at their estimated fair value.

This portfolio is primarily utilized to provide liquidity sources, flexibility, and balanced yielding assets to our balance sheet.

Held-to-Maturity Securities

At December 31, 2014 and 2013, securities held-to-maturity were $31,384,418 and $36,951,934, respectively, a decrease of $5,567,516, or 15.07%. These securities are carried at amortized cost, including the net unrealized gain in available-for-sale-securities that were reclassified as held-to-maturity on December 31, 2013. The net unrealized gain is being amortized to other comprehensive income over the life of the underlying securities. The net unrealized gain included in the amortized cost at December 31, 2014 and 2013, was $164,436 and $237,797, respectively. We intend to hold these securities to maturity and have the ability to do so.

The amortized costs and the estimated fair value of our securities available-for-sale and held-to-maturities at December 31, 2014 and 2013 are shown in the following tables.

Available-for-Sale

	December 31, 2014		December 31, 2013
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Mortgage-backed securities	$10,207,150	$10,200,688	$9,277,577	$9,318,633
Corporate bonds	2,788,520	2,814,900	2,765,950	2,796,210
Equity security	30,000	30,000	30,000	30,000
Total	$13,025,670	$13,045,588	$12,073,527	$12,144,843

Held-to-Maturity

	December 31, 2014		December 31, 2013
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Government sponsored enterprises	$6,404,933	$6,588,279	$7,146,409	$7,070,985
Mortgage-backed securities	21,665,238	22,250,589	26,404,573	26,731,341
Municipals	3,149,811	3,403,149	3,163,155	3,149,608
Total	31,219,982	$32,242,017	36,714,137	$36,951,934
Capitalization of net unrealized gains on securities transferred from available-for-sale	164,436		237,797
Total	$31,384,418		$36,951,934

At December 31, 2014, one security classified as available-for-sale and two securities classified as held-to-maturity were in a loss position as detailed in the preceding tables. We do not intend to sell these securities in the near future and it is more likely than not that we will not be required to sell these securities before recovery of their amortized cost. We believe that, based on industry analyst reports and credit ratings, the deterioration in value of these securities is attributable to changes in market interest rates and, therefore, these losses are not considered other-than-temporary.

Distribution and Yields

Contractual maturities and yields on our securities available-for-sale and held-to-maturity at December 31, 2014 are shown in the following tables. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities are presented separately, maturities of which are based on expected maturities since paydowns are expected to occur before contractual maturity dates.

Available-for-Sale (1)

	Corporate Bonds
(Dollars in thousands)	Amount	Yield
Due after five years through ten years	$2,815	0.53%

(1)	Excludes mortgage-backed securities totaling $10,200,688 with a yield of 2.72% and an equity security in the amount $30,000.

Held-to-Maturity (2)

	Government
	Sponsored
	Enterprises		Municipals		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield
Due after ten years	$6,349	3.24%	$3,137	4.20%	$9,486	3.55%

(2)	Excludes mortgage-backed securities totaling $21,898,635 with a yield of 3.18%.

Nonmarketable Equity Securities –

Nonmarketable equity securities are recorded at their original cost since no ready market exists for these securities. At December 31, 2014 and 2013, nonmarketable equity securities consisted of FHLB and Community Bankers Bank stock, which are recorded at their original cost of $1,444,300 and $58,100, respectively and $1,536,800 and $58,100, respectively. These securities are held primarily as a pre-requisite for accessing liquidity sources provided by the issuers of these securities.

Interest-Bearing Deposits with Other Banks – At December 31, 2014 and 2013, interest-bearing deposits with other banks totaled $17,891,077 and $14,698,851, respectively. For the years 2014 and 2013, the average balance of these deposits was $15,871,516 and $26,998,725, respectively.

Deposits and Other Interest-Bearing Liabilities

Average interest-bearing liabilities decreased $24,930,035, or 8.94%, to $253,948,909 in 2014, from $278,878,944 in 2013.

Deposits - Average total deposits decreased $28,273,865, or 8.99%, to $286,275,136 in 2014, from $314,549,001 in 2013. At December 31, 2014, total deposits were $285,318,618 compared to $282,415,023 a year earlier, an increase of $2,903,595, or 1.03%.

Average interest-bearing deposits decreased $33,145,033, or 13.13%, to $219,229,841 in 2014 from $252,374,874 in 2013. The average balance of non-interest bearing deposits increased $4,871,168, or 7.83%, to $67,045,295 in 2014, from $62,174,127 in 2013.

The following table sets forth the average balance amounts and the average rates paid by us for the years ended December 31, 2014 and 2013.

	2014		2013
	Average	Average	Average	Average
	Amount	Rate	Amount	Rate
Noninterest bearing demand deposits	$67,045,295	0.00%	$62,174,127	0.00%
Interest bearing demand deposits	54,579,086	0.06	44,726,845	0.11
Savings accounts	85,710,683	0.11	95,043,244	0.17
Time deposits	78,940,072	0.90	112,604,785	1.61
Total	$286,275,136	0.29%	$314,549,001	0.64%

Core deposits, which exclude time deposits of $100,000 or more, provide a relatively stable funding source for our loan portfolio and other earning assets. Our core deposits were $248,818,470 and $242,480,278 at December 31, 2014 and 2013, respectively. As of December 31, 2014 and 2013, our core deposits were 87.21% and 85.86% of total deposits, respectively. Overall, we have placed a high priority on securing low-cost local deposits over other, more costly, funding sources in the current low-rate environment.

Included in time deposits $100,000 and over, at December 31, 2014 and 2013 are brokered time deposits of $22,719,000 and $23,005,000 respectively, equating to a decrease of $286,000. In accordance with our asset/liability management strategy, we do not intend to renew or replace the brokered deposits outstanding at December 31, 2014, when they mature.

Deposits, and particularly core deposits, have been our primary source of funding and have enabled us to meet successfully both our short-term and long-term liquidity needs. We anticipate that such deposits will continue to be our primary source of funding in the future. Our loan-to-deposit ratio was 89.51% and 84.45% on December 31, 2014 and 2013, respectively.

The maturity distribution of our time deposits of $100,000 or more at December 31, 2014, is set forth in the following table:

December 31,
2014
Three months or less	$10,990,790
Over three through twelve months	22,786,119
Over one year through three years	2,383,936
Over three years	339,303
Total	$36,500,148

Approximately 92.54% of our time deposits of $100,000 or more had scheduled maturities within one year. Large certificate of deposit customers tend to be extremely sensitive to interest rate levels, making these deposits less reliable sources of funding for liquidity planning purposes than core deposits. We expect most certificates of deposits with maturities less than one year to be renewed upon maturity. However, there is the possibility that some certificates may not be renewed. We believe that, should these certificates of deposit not be renewed, the impact would be minimal on our operations and liquidity due to the availability of other funding sources.

Other Borrowings - Other borrowings at December 31, 2014 and 2013, consist of the following:

	December 31,
	2014	2013
Securities sold under agreements to repurchase	$7,573,403	$4,876,118
Advances from Federal Home Loan Bank	25,000,000	23,000,000
Junior subordinated debentures	10,310,000	10,310,000

Securities sold under agreements to repurchase mature on a one to seven day basis. These agreements are secured by U.S. government agency securities. Advances from the FHLB mature at different periods, as discussed in the footnotes to the financial statements, and are secured by our one to four family residential mortgage loans and our investment in FHLB stock. The junior subordinated debentures mature on November 23, 2035 and have an interest rate of LIBOR plus 1.83%. As of December 31, 2014, accrued and unpaid interest on these debentures totaled $784,086. See “Supervision and Regulation—Memoranda of Understanding” elsewhere in this report.

Capital

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Currently, a Memorandum of Understanding entered into between the FDIC and the South Carolina State Board of Financial Institutions (the “Bank MOU”) requires that the Bank maintain a Tier 1 leverage ratio of 8%, and our other regulatory capital ratios at such levels so as to be considered well capitalized for regulatory purposes. We continue to be in full compliance with this requirement of the Bank MOU. See “Supervision and Regulation—Memoranda of Understanding” for additional information relating to the Company MOU.

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

The Company and the Bank were each considered to be “well capitalized” for regulatory purposes at December 31, 2014. The following table shows the regulatory capital ratios for the Company and the Bank at December 31, 2014.

Analysis of Capital and Capital Ratios

	Holding
(Dollars in thousands)	Company	Bank
Tier 1 capital	$44,561	$41,050
Tier 2 capital	3,006	3,006
Total qualifying capital	$47,567	$44,056
Risk-adjusted total assets (including off-balance sheet exposures)	$295,709	$294,740
Risk-based capital ratios:
Total risk-based capital ratio	16.09%	14.95%
Tier 1 risk-based capital ratio	15.07	13.93
Tier 1 leverage ratio	12.20	11.28

In July 2013, the Federal Reserve, the FDIC, and the Office of the Comptroller of the Currency each approved final rules to implement the Basel III regulatory capital reforms, among other changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act. The rules will apply to all national and state banks, such as the Bank, and savings associations and most bank holding companies and savings and loan holding companies, which we collectively refer to herein as “covered banking organizations.” Bank holding companies with less than $500 million in total consolidated assets, such as the Company, are not subject to the final rules, nor are savings and loan holding companies substantially engaged in commercial activities or insurance underwriting. The framework requires covered banking organizations to hold more and higher quality capital, which acts as a financial cushion to absorb losses, taking into account the impact of risk. The approved rules include a new minimum ratio of common equity Tier 1 capital to risk-weighted assets of 4.5% as well as a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets. The rules also raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4% to 6% and include a minimum leverage ratio of 4% for all banking institutions. In terms of quality of capital, the final rules emphasize common equity Tier 1 capital and implement strict eligibility criteria for regulatory capital instruments. The final rules also change the methodology for calculating risk-weighted assets to enhance risk sensitivity. The requirements in the rules began to phase in on January 1, 2015 for “standardized approach” banking organizations such as the Bank. The requirements in the rules will be fully phased in by January 1, 2019. The ultimate impact of the new capital standards on the Bank is currently being reviewed.

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

At December 31, 2014 we had issued commitments to extend credit of $32,670,070 and standby letters of credit of $225,463 through various types of commercial lending arrangements. These commitments included $27,795,058 of credits with variable interest rates.

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at December 31, 2014.

			After
		After One	Three
	Within	Through	Through	Within	Greater
	One	Three	Twelve	One	Than
(Dollars in Thousands)	Month	Months	Months	Year	One Year	Total
Unused commitments to extend credit	$5,249	$1,551	$9,186	$15,986	$16,684	$32,670
Standby letters of credit	-	91	134	225	-	225
Totals	$5,249	$1,642	$9,320	$16,211	$16,684	$32,895

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

At December 31, 2014, our liquid assets, consisting of cash and cash equivalents amounted to $22.8 million, or 6.21% of total assets.  Our investment securities, excluding nonmarketable securities, at December 31, 2014, amounted to $44.4 million, or 12.08% of total assets.  Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner.  However, $17.8 million of these securities were pledged as collateral to secure public deposits and borrowings as of December 31, 2014.  At December 31, 2013, our liquid assets, consisting of cash and cash equivalents amounted to $18.2 million, or 5.13% of total assets.  Our investment securities, excluding nonmarketable securities, at December 31, 2013, amounted to $49.1 million, or 13.81% of total assets.  Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner.  However, $17.2 million of these securities were pledged as collateral to secure public deposits and borrowings as of December 31, 2013.

Our ability to maintain and expand our deposit base and borrowing capabilities serves as our primary source of liquidity.  For the near future, it is our intention to reduce the use of wholesale funding to fund loan demand, instead relying on lower-cost funding sources, particularly core deposits.  We plan to meet our future cash needs through the liquidation of temporary investments, the generation of deposits, and from additional borrowings.  In addition, we will receive cash upon the maturity and sale of loans and the maturity of investment securities. At December 31, 2014, we had a $5.1 million unused line of credit with the Federal Reserve and had sufficient unpledged securities that would have allowed us to borrow an additional $26.6 million from the Federal Reserve. Also, as member of the FHLB, we can make applications for borrowings that can be made for leverage purposes.  The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the Bank be pledged to secure any advances from them. We have an available line to borrow funds from the FHLB up to 30% of the Bank’s total assets, which provide additional available funds of $110.1 million at December 31, 2014.  At that date the Bank had drawn $25.0 million on this line.  Finally, we had available at December 31, 2014 two unsecured lines of credit, which were unused, to purchase up to $17.5 million of federal funds from unrelated correspondent institutions.  We believe that the sources described above will be sufficient to meet our future liquidity needs.

The Company is largely dependent upon dividends from the Bank as a source of cash.  The Bank MOU restricts the ability of the Bank to declare and pay dividends to the Company.  A memorandum of understanding entered into between the Federal Reserve and the Company (the “Company MOU”) requires the Company to obtain approval of the Federal Reserve prior to declaring dividends. The Federal Reserve did not approve the Company’s request to pay dividends and interest payments relating to its outstanding classes of preferred stock and trust preferred securities due and payable in the fourth quarter of 2011, and such consent has not been granted thereafter, largely out of deference to the Federal Reserve’s policy statement on dividends. See “Supervision and Regulation—Memoranda of Understanding” elsewhere in this report for additional information relating to the Company MOU.

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

Contractual Obligations

The following table provides payments due by period for various contractual obligations as of December 31, 2014:

				After
		After One	After Two	Three
	Within	Within	Within	Within	After
	One	Two	Three	Five	Five
(Dollars in Thousands)	Year	Years	Years	Years	Years	Total
Certificate accounts (1)	$64,662	$6,187	$1,216	$1,756	$-	$73,821
Securities sold under agreements to repurchase (2)	7,573	-	-	-	-	7,573
Long-term debt (3)	25,000	-	-	-	10,310	35,310
Purchases	-	-	-	-	-	-
Operating lease obligations (4)	409	429	431	775	3,954	5,998
Totals	$97,644	$6,616	$1,647	$2,531	$14,264	$122,702

____________________

(1)	Certificates of deposit give customers rights to early withdrawal. Early withdrawals may be subject to penalties. The penalty amount depends on the remaining time to maturity at the time of early withdrawal.
(2)	We expect securities repurchase agreements to be re-issued and, as such, do not necessarily represent an immediate need for cash.
(3)	Long term debt consists of Federal Home Loan Bank borrowings and junior subordinated debentures.
(4)	Operating lease obligations include lease obligations for existing and future property and non-cancelable lease commitments for equipment.

During 2014, our primary sources of cash generated were $7.4 million from the maturity of investment securities, proceeds of $5.3 and $7.8 million from sales of available-for sale securities and from sales of OREO. Additionally, we generated $3.7 million from our operating activities and $7.6 million from our financing activities. The primary uses of our cash resources were to increase our loans by $18.7 million and to purchase $8.3 million of available-for-sale securities. We believe that our overall liquidity sources are adequate to meet our operating needs in the ordinary course of our business.

Impact of Inflation

Unlike most industrial companies, the assets and liabilities of financial institutions such as our bank subsidiary are primarily monetary in nature. Therefore, interest rates have a more significant effect on our performance than do the general rate of inflation and of goods and services. In addition, interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services. As discussed previously under the heading “Rate/Volume Analysis of Interest Income,” we seek to manage the relationships between interest sensitive-assets and liabilities in order to protect against wide interest rate fluctuations, including those resulting from inflation.

Accounting and Financial Reporting Issues

We have adopted various accounting policies, which govern the application of accounting principles generally accepted in the United States in the preparation of its consolidated financial statements. The significant accounting policies are described in the footnotes to our consolidated financial statements included in this report. Certain accounting policies involve significant judgments and assumptions by management which have a material impact on the carrying value of certain assets and liabilities. We consider these accounting policies to be critical accounting policies. The judgments and assumptions used are based on historical experience and other factors, which management believes to be reasonable under the circumstances. Because of the nature of the judgments and assumptions made, actual results could differ from these judgments and estimates which could have a material impact on the carrying values of assets and liabilities and the results of operations.

Of these significant accounting policies, the Company considers its policies regarding the allowance for loan losses to be its most critical accounting policy due to the significant degree of management judgment involved in determining the amount of allowance. The Company has developed policies and procedures for assessing the adequacy of the allowance, recognizing that this process requires a number of assumptions and estimates with respect to its loan portfolio. The Company’s assessments may be impacted in future periods by changes in economic conditions, the impact of regulatory examinations, and the discovery of information with respect to borrowers that is not known to management at the time of the issuance of the consolidated financial statements. Refer to the discussion under the heading “Provision and Allowance for Loan Losses” for a detailed description of the Company’s estimation process and methodology related to the allowance for loan losses.

Effect of Governmental Policies

We are affected by the policies of regulatory authorities, including the Board of Governors of the Federal Reserve System (the “Federal Reserve Board” and the FDIC. An important function of the Federal Reserve Board is to regulate the national money supply. Among the instruments of monetary policy used by the Federal Reserve Board are: purchase and sale of U.S. Government securities in the market place; changes in the discount rate, which is the rate any depository institution must pay to from the Federal Reserve; and changes in the reserve requirements of depository institutions. These instruments are effective in influencing the economic and monetary growth, interest rate levels and inflation.

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

ITEM 7A.              QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8.                 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control - Integrated Framework 1992 issued by the Committee of Sponsoring Organizations of the Treadway Commission.” Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of the Board of Directors. Based on this assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2014.

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

/s/ F. R. Saunders, Jr.	/s/ Jeffrey A. Paolucci
F.R. Saunders, Jr.	Jeffrey A. Paolucci
President and Chief Executive Officer	Executive Vice President, Chief Financial Officer and Secretary
March 30, 2015	March 30, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

First Reliance Bancshares, Inc. and Subsidiary

Florence, South Carolina

We have audited the accompanying consolidated balance sheets of First Reliance Bancshares, Inc. and Subsidiary (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Reliance Bancshares, Inc. and subsidiary as of December 31, 2014 and 2013, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ Elliott Davis Decosimo, LLC

Columbia, South Carolina

March 30, 2015

FIRST RELIANCE BANCSHARES, INC. AND SUBSIDIARY

Consolidated Balance Sheets

	December 31,
	2014	2013
Assets
Cash and cash equivalents:
Cash and due from banks	$4,955,110	$3,548,974
Interest-bearing deposits with other banks	17,891,077	14,698,851
Total cash and cash equivalents	22,846,187	18,247,825

Time deposits in other banks	101,409	101,207

Securities available-for-sale	13,045,588	12,144,843
Securities held-to-maturity (Estimated fair value of $32,242,017 and $36,951,934 at December 31, 2014 and 2013, respectively)	31,384,418	36,951,934
Nonmarketable equity securities	1,502,400	1,594,900
Total investment securities	45,932,406	50,691,677

Mortgage loans held for sale	1,970,068	2,248,252

Loans receivable	255,381,014	238,502,131
Less allowance for loan losses	(3,002,922)	(2,894,153)
Loans, net	252,378,092	235,607,978

Premises, furniture and equipment, net	23,395,306	24,333,616
Accrued interest receivable	1,034,316	1,129,881
Other real estate owned	2,444,253	8,932,634
Cash surrender value life insurance	13,282,565	12,945,693
Net deferred tax assets	3,198,771	-
Other assets	1,172,948	1,169,368
Total assets	$367,756,321	$355,408,131

Liabilities and Shareholders’ Equity
Liabilities
Deposits
Noninterest-bearing transaction accounts	$65,445,513	$65,576,524
Interest-bearing transaction accounts	57,229,738	46,046,043
Savings	88,822,371	86,247,410
Time deposits $100,000 and over	36,500,148	39,934,745
Other time deposits	37,320,848	44,610,301
Total deposits	285,318,618	282,415,023
Securities sold under agreement to repurchase	7,573,403	4,876,118
Advances from Federal Home Loan Bank	25,000,000	23,000,000
Junior subordinated debentures	10,310,000	10,310,000
Accrued interest payable	806,079	587,649
Net deferred tax liabilities	-	105,099
Other liabilities	2,380,554	2,021,498
Total liabilities	331,388,654	323,315,387

Commitments and contingencies - Notes 4 and 15

Shareholders’ Equity
Preferred stock
Series A cumulative perpetual preferred stock - 15,349 shares issued and outstanding	15,179,709	15,145,597
Series B cumulative perpetual preferred stock - 767 shares issued and outstanding	767,000	769,894
Common stock, $0.01 par value; 20,000,000 shares authorized, 4,739,823 and 4,568,695 shares issued and outstanding at December 31, 2014 and 2013, respectively	47,398	45,687
Capital surplus	30,914,242	30,609,281
Treasury stock, at cost, 35,176 and 29,846 shares at December 31, 2014 and 2013, respectively	(205,512)	(201,686)
Nonvested restricted stock	(385,330)	(32,138)
Retained deficit	(10,071,514)	(14,447,907)
Accumulated other comprehensive income	121,674	204,016
Total shareholders’ equity	36,367,667	32,092,744
Total liabilities and shareholders’ equity	$367,756,321	$355,408,131

The accompanying notes are an integral part of the consolidated financial statements.

FIRST RELIANCE BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Operations

	For the years ended
	December 31,
	2014	2013
Interest income:
Loans, including fees	$13,758,531	$13,330,556
Investment securities:
Taxable	1,120,902	1,240,743
Tax exempt	114,081	45,574
Other interest income	80,517	89,187
Total	15,074,031	14,706,060

Interest expense:
Time deposits	706,565	1,814,922
Other deposits	129,677	208,404
Other interest expense	323,314	424,946
Total	1,159,556	2,448,272

Net interest income	13,914,475	12,257,788

Provision for loan losses	706,891	609,808

Net interest income after provision for loan losses	13,207,584	11,647,980

Noninterest income:
Service charges on deposit accounts	1,624,575	1,665,059
Gain on sale of mortgage loans	1,108,799	1,029,641
Income from bank owned life insurance	336,872	345,906
Other service charges, commissions, and fees	1,076,560	1,000,118
Gain on sale of available-for-sale securities	5,321	33,917
Other	284,518	331,109
Total	4,436,645	4,405,750

Noninterest expenses:
Salaries and benefits	7,317,950	7,731,822
Occupancy	1,529,855	1,506,908
Furniture and equipment related expenses	1,553,289	1,360,631
Other	5,916,768	11,793,899
Total	16,317,862	22,393,260

Income (loss) before income taxes	1,326,367	(6,339,530)

Income tax (benefit) expense	(3,081,244)	1,397,000

Net income (loss)	4,407,611	(7,736,530)

Preferred stock dividends accrued	1,220,205	962,064
Deemed dividends on preferred stock resulting from net accretion of discount and amortization of premium	31,218	178,039

Net income (loss) available to common shareholders	$3,156,188	$(8,876,633)

Average common shares outstanding, basic	4,612,758	4,294,105
Average common shares outstanding, diluted	4,688,981	4,294,105

Income (loss) per common share:
Basic income (loss) per share	$0.68	$(2.07)
Diluted income (loss) per share	0.67	(2.07)

The accompanying notes are an integral part of the consolidated financial statements.

FIRST RELIANCE BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income (Loss)

	For the years ended
	December 31,
	2014	2013
Net income (loss) from operations	$4,407,611	$(7,736,530)

Other comprehensive loss, net of tax:
Securities available-for-sale
Unrealized holding losses arising during the period	(46,077)	(1,908,180)
Income tax benefit	(15,665)	(609,462)
Net of income taxes	(30,412)	(1,298,718)

Reclassification adjustment for gains realized in net income from operations	5,321	33,917
Income tax expense	1,809	11,532
Net of income taxes	3,512	22,385

Other-than-temporary impairment on available-for-sale securities	-	(70,000)
Income tax benefit	-	(23,800)
Net of income taxes	-	(46,200)

Other comprehensive loss attributable to securities available-for-sale	(33,924)	(1,274,903)

Securities held-to-maturity
Amortization of net unrealized gains capitalized on securities transferred from available-for-sale	(73,361)	-
Income tax benefit	(24,943)	-
Net of income taxes	(48,418)	-

Other comprehensive loss	(82,342)	(1,274,903)

Comprehensive income (loss)	$4,325,269	$(9,011,433)

The accompanying notes are an integral part of the consolidated financial statements.

FIRST RELIANCE BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Shareholders’ Equity

For the years ended December 31, 2014 and 2013

							Accumulated
							Other
					Nonvested	Retained	Comprehensive
	Preferred	Common	Capital	Treasury	Restricted	Earnings	Income
	Stock	Stock	Surplus	Stock	Stock	(Deficit)	(Loss)	Total
Balance, December 31, 2012	$18,199,743	$40,949	$27,991,132	$(182,234)	$(123,466)	$(6,207,116)	$1,478,919	$41,197,927

Net loss						(7,736,530)		(7,736,530)

Changes in unrealized gains and losses on securities							(1,274,903)	(1,274,903)

Expense of auctioning Series A and Series B Preferred Stock	(169,291)							(169,291)

Accretion of Series A Preferred Stock discount	194,544					(194,544)		-

Amortization of Series B Preferred Stock premium	(16,505)					16,505		-

Conversion of Series C Preferred Stock to Common Stock	(2,293,000)	4,709	2,614,513			(326,222)		-

Issuance Common Stock		25	4,371					4,396

Net Change in Restricted Stock		4	(735)		91,328			90,597

Purchase of Treasury Stock				(19,452)				(19,452)

Balance, December 31, 2013	15,915,491	45,687	30,609,281	(201,686)	(32,138)	(14,447,907)	204,016	32,092,744

Net income						4,407,611		4,407,611

Changes in unrealized gains and losses on securities							(82,342)	(82,342)

Accretion of Series A Preferred Stock discount	34,112					(34,112)		-

Amortization of Series B Preferred Stock premium	(2,894)					2,894		-

Issuance Common Stock		26	6,618					6,644

Net Change in Restricted Stock		1,685	298,343		(353,192)			(53,164)

Purchase of Treasury Stock				(3,826)				(3,826)

Balance, December 31, 2014	$15,946,709	$47,398	$30,914,242	$(205,512)	$(385,330)	$(10,071,514)	$121,674	$36,367,667

The accompanying notes are an integral part of the consolidated financial statements.

FIRST RELIANCE BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

	For the years ended
	December 31,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$4,407,611	$(7,736,530)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	706,891	609,808
Depreciation and amortization expense	968,159	935,393
Gain on sales of securities available-for-sale	(5,321)	(33,917)
Impairment loss on available-for-sale securities	-	70,000
Impairment loss on premises	399,812	-
Discount accretion and premium amortization	136,834	284,996
(Gain) loss on sale of other real estate owned	(141,868)	191,006
Write down of other real estate owned	65,873	4,905,476
Disbursements for mortgages held for sale	(26,647,034)	(30,691,361)
Proceeds from sales of mortgages held for sale	26,925,218	34,064,969
Deferred income tax (benefit) expense	(3,489,761)	1,397,000
Decrease in interest receivable	95,565	147,017
Increase in interest payable	218,430	122,240
Increase for cash surrender value of life insurance	(336,872)	(345,906)
(Decrease) increase in deferred compensation on restricted stock	(53,164)	90,597
Increase in other assets	155,343	1,243,280
Increase in other liabilities	296,376	409,736
Net cash provided by operating activities	3,702,092	5,663,804

Cash flows from investing activities:
Purchases of securities available-for-sale	(8,315,697)	(6,954,183)
Maturities of securities available-for-sale	2,035,251	15,022,994
Maturities of securities held-to-maturity	5,395,415	-
Proceeds from sale of securities available-for-sale	5,295,529	712,248
Net decrease (increase) in nonmarketable equity securities	92,500	(297,500)
Net increase in time deposits in other banks	(202)	(254)
Net (increase) decrease in loans receivable	(18,674,448)	15,044,570
Purchases of premises, furniture and equipment	(297,595)	(509,810)
Proceeds from sale of other real estate owned	7,761,819	6,088,371
Net cash (used) provided by investing activities	(6,707,428)	29,106,436

Cash flows from financing activities:
Net increase (decrease) in demand deposits, interest-bearing transaction accounts and savings accounts	13,627,645	(6,753,225)
Net decrease in certificates of deposit and other time deposits	(10,724,050)	(60,145,886)
Net increase in advances from Federal Home Loan Bank	2,000,000	12,000,000
Net increase in securities sold under agreements to repurchase	2,697,285	498,140
Expense of auctioning Series A and Series B Preferred stock	-	(169,291)
Net proceeds from issuance of common stock	6,644	4,396
Purchase of treasury stock	(3,826)	(19,452)
Net cash provided (used) by financing activities	7,603,698	(54,585,318)

Net increase (decrease) in cash and cash equivalents	4,598,362	(19,815,078)

Cash and cash equivalents, beginning of year	18,247,825	38,062,903

Cash and cash equivalents, end of year	$22,846,187	$18,247,825

Cash paid during the year for:
Income taxes	$56,000	$-
Interest	941,126	2,326,032

Supplemental noncash investing and financing activities:
Foreclosures on loans	$1,197,443	$4,827,496
Net change in unrealized losses on available-for-sale securities	(82,342)	(1,274,903)

The accompanying notes are an integral part of the consolidated financial statements.

FIRST RELIANCE BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - First Reliance Bancshares, Inc. (the “Company”) was incorporated to serve as a bank holding company for its subsidiary, First Reliance Bank (the “Bank”). First Reliance Bank was incorporated on August 9, 1999 and commenced business on August 16, 1999. The principal business activity of the Bank is to provide banking services to domestic markets, principally in Florence, Lexington, and Charleston Counties in South Carolina. The Bank is a South Carolina chartered commercial bank, and its deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”). The consolidated financial statements include the accounts of the parent company and its wholly-owned subsidiary after elimination of all significant intercompany balances and transactions. In 2005, the Company formed First Reliance Capital Trust I (the "Trust") for the purpose of issuing trust preferred securities. In accordance with current accounting guidance, the Trust is not consolidated in these financial statements.

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

The Company makes loans to individuals and small businesses for various personal and commercial purposes primarily in Florence, Lexington, Charleston and Mount Pleasant, South Carolina. At December 31, 2014, the majority of the total loan portfolio was to borrowers from within these areas.

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

Nonmarketable Equity Securities - At December 31, 2014 and 2013, non-marketable equity securities consist of the following:

	December 31,
	2014	2013
Federal Home Loan Bank stock	$1,444,300	$1,536,800
Community Bankers Bank stock	58,100	58,100
Total	$1,502,400	$1,594,900

Nonmarketable equity securities are carried at cost since no quoted market value and no ready market exists. Investment in the FHLB is a condition to borrowing from that bank, and the stock is pledged to collateralize such borrowings. Dividends received on nonmarketable equity securities are included as a separate component of interest income.

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

Loans Receivable - Loans receivable are stated at their unpaid principal balance, net of charge offs. Interest income is computed using the simple interest method and is recorded in the period earned.

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

Advertising Expense - Advertising and public relations costs are generally expensed as incurred. External costs incurred in producing media advertising are expensed the first time the advertising takes place. External costs relating to direct mailing costs are expensed in the period in which the direct mailings are sent. Advertising and public relations costs of $119,463 and $148,266 were included in the Company's results of operations for 2014 and 2013, respectively.

Retirement Benefits - A trusteed retirement savings plan is sponsored by the Company and provides retirement benefits to substantially all officers and employees who meet certain age and service requirements. The plan includes a “salary reduction” feature pursuant to Section 401(k) of the Internal Revenue Code. In 2004, the Company converted the 401(k) plan to a 404(c) plan. The 404(c) plan changes investment alternatives to include the Company's stock. Under the plan and present policies, participants are permitted to make contributions up to 15% of their annual compensation. At its discretion, the Company can make matching contributions up to 6% of the participants’ compensation. The Company charged $120,477 and $119,594 to earnings for the retirement savings plan in 2014 and 2013, respectively.

During 2006, the Board of Directors approved a supplemental retirement plan for the directors and certain officers. These benefits are not qualified under the Internal Revenue Code and they are not funded. For 2014 and 2013 the supplemental retirement expense was $189,041 and $162,583, respectively. The current accrued but unfunded amount is $1,465,532 and $1,297,661 at December 31, 2014 and 2013, respectively. However, certain funding is provided informally and indirectly by bank owned life insurance policies. The cash surrender value of the life insurance policies is recorded as a separate line item in the accompanying consolidated balance sheets at $13,282,565 and $12,945,693 at December 31, 2014 and 2013, respectively.

The Company has split-dollar life insurance arrangements with certain of its officers. At December 31, 2014 and 2013, the split-dollar liability relating to these arrangements totaled $269,701 and $253,416, respectively. For 2014 and 2013, the Company recognized net expenses of $16,285 and $14,907, respectively, related to these arrangements.

Equity Incentive Plan - On January 19, 2006, the Company approved the 2006 Equity Incentive Plan. This plan provides for the granting of dividend equivalent rights, options, performance unit awards, phantom shares, stock appreciation rights and stock awards, each of which shall be subject to such conditions based upon continued employment, passage of time or satisfaction of performance criteria or other criteria as permitted by the plan. The plan allows granting up to 950,000 shares of stock to officers, employees, and directors, consultants and service providers of the Company or its affiliates. Awards may be granted for a term of up to ten years from the effective date of grant. Under this Plan, the Board of Directors has sole discretion as to the exercise date of any awards granted. The per-share exercise price of incentive stock options may not be less than the market value of a share of common stock on the date the option is granted. The related compensation cost for all stock-based awards is recognized over the service period for awards expected to vest. Any options that expire unexercised or are canceled become available for re-issuance. The Company's equity incentive plan is further described in Note 16.

Common Stock Owned by the Employee Stock Ownership Plan (“ESOP”) - All shares held by the ESOP are treated as outstanding for purposes of computing earnings per share. Purchases and redemptions of the Company’s common stock by the ESOP are at estimated fair value as determined by independent valuations. Dividends on shares held by the ESOP are charged to retained earnings. At December 31, 2014 and 2013, the ESOP owned 385,585 and 319,184 shares of the Company’s common stock with an estimated value of $1,069,239 and $489,245, respectively. All of these shares were allocated to participants.

Income (Loss) Per Common Share - Basic earnings (loss) per common share represents income (loss) available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued by the Company relate to outstanding stock options and similar share-based compensation instruments and are determined using the treasury stock method (see Note 17). For the year ended December 31, 2013, due to operating losses, common stock equivalents are antidilutive and therefore basic and diluted loss per share are equal.

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

Recently Issued Accounting Pronouncements - The following is a summary of recent authoritative pronouncements:

In January 2014, the Financial Accounting Standard Board (“FASB”) amended Receivables topic of the Accounting Standards Codification. The amendments are intended to resolve diversity in practice with respect to when a creditor should reclassify a collateralized consumer mortgage loan to other real estate owned (“OREO”). In addition, the amendments require a creditor reclassify a collateralized consumer mortgage loan to OREO upon obtaining legal title to the real estate collateral, or the borrower voluntarily conveying all interest in the real estate property to the lender to satisfy the loan through a deed in lieu of foreclosure or similar legal agreement. The amendments will be effective for the Company for annual periods, and interim periods within those annual periods beginning after December 15, 2014, with early implementation of the guidance permitted. In implementing this guidance, assets that are reclassified from real estate to loans are measured at the carrying value of the real estate at the date of adoption. Assets reclassified from loans to real estate are measured at the lower of the net amount of the loan receivable or the fair value of the real estate less costs to sell at the date of adoption. The Company will apply the amendments prospectively. The Company does not expect these amendments to have a material effect on its consolidated financial statements.

In May 2014, the FASB issued guidance to change the recognition of revenue from contracts with customers. The core principle of the new guidance is that an entity should recognize revenue to reflect the transfer of goods and services to customers in an amount equal to the consideration the entity receives or expects to receive. The guidance will be effective for the Company for reporting periods beginning after December 15, 2016. The Company will apply the guidance using a modified retrospective approach. The Company does not expect these amendments to have a material effect on its consolidated financial statements.

In June 2014, the FASB issued guidance which makes limited amendments to the guidance on accounting for certain repurchase agreements. The new guidance (1) requires entities to account for repurchase-to-maturity transactions as secured borrowings (rather than as sales with forward repurchase agreements), (2) eliminates accounting guidance on linked repurchase financing transactions, and (3) expands disclosure requirements related to certain transfers of financial assets that are accounted for as sales and certain transfers (specifically, repos, securities lending transactions, and repurchase-to-maturity transactions) accounted for as secured borrowings. The amendments will be effective for the Company for the first interim or annual period beginning after December 15, 2014. The Company will apply the guidance by making a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. The Company does not expect these amendments to have a material effect on its consolidated financial statements.

In June 2014, the FASB issued guidance which clarifies that performance targets associated with stock compensation should be treated as a performance condition and should not be reflected in the grant date fair value of the stock award. The amendments will be effective for the Company for fiscal years that begin after December 15, 2015. The Company will apply the guidance to all stock awards granted or modified after the amendments are effective. The Company does not expect these amendments to have a material effect on its consolidated financial statements.

In August 2014, the FASB issued guidance that is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. In connection with preparing financial statements, management will need to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the organization’s ability to continue as a going concern within one year after the date that the financial statements are issued. The amendments will be effective for the Company for annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The Company does not expect these amendments to have a material effect on its consolidated financial statements.

In January 2015, the FASB issued guidance that eliminated the concept of extraordinary items from generally accepted accounting principles (“U. S. GAAP.”) Existing U.S. GAAP required that an entity separately classify, present, and disclose extraordinary events and transactions. The amendments will eliminate the requirements for reporting entities to consider whether an underlying event or transaction is extraordinary, however, the presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained and will be expanded to include items that are both unusual in nature and infrequently occurring. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The amendments may be applied either prospectively or retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company does not expect these amendments to have a material effect on its consolidated financial statements.

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

Reclassifications - Certain captions and amounts in the 2013 consolidated financial statements were reclassified to conform with the 2014 presentation. The reclassifications did not have an impact on net loss or shareholders’ equity.

NOTE 2 - CASH AND DUE FROM BANKS

The Company is required to maintain balances with the Federal Reserve computed as a percentage of deposits. At December 31, 2014 and 2013, this requirement was $3,464,000 and $1,603,000, respectively, net of vault cash and balances on deposit with the Federal Reserve.

NOTE 3 - INVESTMENT SECURITIES

The amortized cost and estimated fair values of securities available-for-sale were:

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
December 31, 2014
Mortgage-backed securities	$10,207,150	$49,894	$56,356	$10,200,688
Corporate bonds	2,788,520	26,380	-	2,814,900
Equity security	30,000	-	-	30,000
Total	$13,025,670	$76,274	$56,356	$13,045,588

December 31, 2013
Mortgage-backed securities	$9,277,577	$87,635	$46,579	$9,318,633
Corporate bonds	2,765,950	30,260	-	2,796,210
Equity security	30,000	-	-	30,000
Total	$12,073,527	$117,895	$46,579	$12,144,843

The amortized cost and estimated fair values of securities held-to-maturity were:

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
December 31, 2014
U.S. Government sponsored agencies	$6,404,933	$183,346	$-	$6,588,279
Mortgage-backed securities	21,665,238	684,643	99,292	22,250,589
Municipals	3,149,811	253,338	-	3,403,149

	31,219,982	$1,121,327	$99,292	$32,242,017
Capitalization of net unrealized gains on securities transferred from available-for-sale in 2013	164,436
Total	$31,384,418
December 31, 2013
U.S. Government sponsored agencies	$7,146,409	$80,707	$156,131	$7,070,985
Mortgage-backed securities	26,404,573	537,133	210,365	26,731,341
Municipals	3,163,155	17,569	31,116	3,149,608
	36,714,137	$635,409	$397,612	$36,951,934
Capitalization of net unrealized gains on securities transferred from available-for-sale	237,797
Total	$36,951,934

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

The following is a summary of maturities of securities available-for-sale and held-to-maturity as of December 31, 2014. The amortized cost and estimated fair values are based on the contractual maturity dates. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty. Mortgage-backed securities are presented as a separate line, maturities of which are based on expected maturities since paydowns are expected to occur before contractual maturity dates.

	Securities		Securities
	Available-for-Sale		Held-to-Maturity
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
	$16,300	$1,999,360	$46,579
Due after five years through ten years	$2,788,520	$2,814,900	$-	$-
Due after ten years	-	-	9,485,783	9,991,428
	2,788,520	2,814,900	9,485,783	9,991,428
Mortgage-backed securities	10,207,150	10,200,688	21,898,635	22,250,589
Equity security	30,000	30,000	-	-
Total	$13,025,670	$13,045,588	$31,384,418	$32,242,017

The following tables show gross unrealized losses and fair value of securities available-for-sale and securities held-to-maturity, aggregated by investment category, and length of time that individual securities have been in a continuous realized loss position at December 31, 2014 and 2013.

Securities Available-for-Sale

	December 31, 2014		December 31, 2013
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses
Less Than 12 Months
Mortgage-backed securities	$4,199,552

12 Months or More
Mortgage-backed securities	1,520,395	40,056	-	-
Total securities available-for-sale	$5,719,947	$56,356	$1,999,360	$46,579

Securities Held-to-Maturity

Less Than 12 Months,
U.S. Government sponsored agencies	$-	$-	$4,549,325	$156,131
Mortgage-backed securities	-	-	5,011,313	210,365
Municipals	-	-	2,037,029	31,116
Total	-	-	11,597,667	397,612

12 Months or More
Mortgage-backed securities	4,522,866	99,292	-	-
Total securities held-to-maturity	$4,522,866	$99,292	$11,597,667	$397,612

At December 31, 2014, one security classified as available-for-sale and two securities classified as held-to-maturity were in a loss position as detailed in the preceding tables. The Company does not intend to sell these securities in the near future and it is more likely than not that the Company will not be required to sell these securities before recovery of their amortized cost. The Company believes that, based on industry analyst reports and credit ratings, the deterioration in value is attributable to changes in market interest rates and, therefore, these losses are not considered other-than-temporary.

During 2014 and 2013, gross proceeds from the sale of available-for-sale securities were $5,295,529, and $712,248, respectively. During these periods, gross gains totaled $39,110 and $33,917, while gross losses totaled $33,789 and $0, respectively.

At December 31, 2014 and 2013, investment securities with a par value of $17,652,510 and $17,114,179 and a fair market value of $17,790,098 and $17,230,946, respectively, were pledged as collateral to secure public deposits and borrowings.

NOTE 4 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

Major classifications of loans receivable are summarized as follows:

	December 31,
	2014	2013
Real estate loans:
Construction	$26,547,868	$24,175,347
Residential:
Residential 1-4 family	40,985,430	35,873,036
Multifamily	4,337,462	4,312,057
Second mortgages	4,775,669	4,245,778
Equity lines of credit	20,197,227	21,270,126
Total residential	70,295,788	65,700,997
Nonresidential	99,450,427	104,378,485
Total real estate loans	196,294,083	194,254,829
Commercial and industrial	31,503,599	32,486,848
Consumer	27,540,996	11,725,319
Other	42,336	35,135
Total loans	$255,381,014	$238,502,131

The Company has pledged certain loans as collateral to secure its borrowings from the Federal Home Loan Bank. The total of loans pledged was $87,493,033 and $76,972,548 at December 31, 2014 and 2013, respectively.

Loans sold with limited recourse are 1-4 family residential mortgages originated by the Company and sold to various other financial institutions. These loans are sold with the agreement that a loan may be returned to the Company within 90 days of purchase, at any time in the event the Company fails to provide necessary documents related to the mortgages to the buyers, or if the Company makes false representations or warranties to the buyers. Loans sold under these agreements in 2014 and 2013 totaled $30,565,053 and $29,014,529, respectively. The Company uses the same credit policies in making loans held for sale as it does for on-balance-sheet instruments. Sales commitments are to sell loans at an agreed upon price and are generally funded within 60 days.

The following is an analysis of the allowance for loan losses by class of loans for the years ended December 31, 2014 and 2013.

December 31, 2014

					Total
		Real Estate Loans			Real	Commercial
(Dollars in Thousands)				Non-	Estate	and	Consumer
	Total	Construction	Residential	Residential	Loans	Industrial	and Other
Beginning balance	$2,894	$303	$1,043	$1,382	$2,728	$65	$101
Provisions	707	264	521	(160)	625	(90)	172
Recoveries	519	165	27	248	440	68	11
Charge-offs	(1,117)	(506)	(346)	(223)	(1,075)	(5)	(37)
Ending balance	$3,003	$226	$1,245	$1,247	$2,718	$38	$247

December 31, 2013

					Total
		Real Estate Loans			Real	Commercial
(Dollars in Thousands)				Non-	Estate	and	Consumer
	Total	Construction	Residential	Residential	Loans	Industrial	and Other
Beginning balance	$4,167	$1,441	$951	$1,129	$3,521	$616	$30
Provisions	610	(980)	903	1,136	1,059	(548)	99
Recoveries	455	138	177	35	350	89	16
Charge-offs	(2,338)	(296)	(988)	(918)	(2,202)	(92)	(44)
Ending balance	$2,894	$303	$1,043	$1,382	$2,728	$65	$101

The following is a summary of loans evaluated for impairment individually and collectively, by class, for the years ended December 31, 2014 and 2013.

December 31, 2014

					Total
		Real Estate Loans			Real	Commercial
(Dollars in Thousands)				Non-	Estate	and	Consumer
	Total	Construction	Residential	Residential	Loans	Industrial	and Other
Allowance
Evaluated for impairment
Individually	$259	$19	$240	$-	$259	$-	$-
Collectively	2,744	207	1,005	1,247	2,459	38	247
Allowance for loan losses	$3,003	$226	$1,245	$1,247	$2,718	$38	$247

Total Loans
Evaluated for impairment
Individually	$10,104	$2,937	$2,746	$4,307	$9,990	$12	$102
Collectively	245,277	23,611	67,550	95,143	186,304	31,492	27,481
Loans receivable	$255,381	$26,548	$70,296	$99,450	$196,294	$31,504	$27,583

December 31, 2013

					Total
		Real Estate Loans			Real	Commercial
(Dollars in Thousands)				Non-	Estate	and	Consumer
	Total	Construction	Residential	Residential	Loans	Industrial	and Other
Allowance
Evaluated for impairment
Individually	$405	$2	$185	$163	$350	$53	$2
Collectively	2,489	301	858	1,219	2,378	12	99
Allowance for loan losses	$2,894	$303	$1,043	$1,382	$2,728	$65	$101

Total Loans
Evaluated for impairment
Individually	$18,160	$2,495	$3,091	$10,998	$16,584	$1,480	$96
Collectively	220,342	21,680	62,610	93,381	177,671	31,007	11,664
Loans receivable	$238,502	$24,175	$65,701	$104,379	$194,255	$32,487	$11,760

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

The following summarizes the Company’s impaired loans as of December 31, 2014.

		Unpaid		Average
(Dollars in Thousands)	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment
With no related allowance recorded:
Real estate
Construction	$1,667	$1,696	$-	$1,094
Residential	1,593	1,737	-	2,093
Nonresidential	4,307	4,691	-	5,866
Total real estate loans	7,567	8,124	-	9,053
Commercial and industrial	12	20	-	29
Consumer and other	102	107	-	82
	7,681	8,251	-	9,164

		Unpaid		Average
(Dollars in Thousands)	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment
With an allowance recorded:
Real estate
Construction	$1,270	$1,800	$19	$1,313
Residential	1,153	1,171	240	1,018
Nonresidential	-	-	-	1,657
Total real estate loans	2,423	2,971	259	3,988
Commercial and industrial	-	-	-	852
Consumer and other	-	-	-	9
	2,423	2,971	259	4,849
Total
Real estate
Construction	2,937	3,496	19	2,407
Residential	2,746	2,908	240	3,111
Nonresidential	4,307	4,691	-	7,523
Total real estate loans	9,990	11,095	259	13,041
Commercial and industrial	12	20	-	881
Consumer and other	102	107	-	91
Total	$10,104	$11,222	$259	$14,013

The following summarizes the Company’s impaired loans as of December 31, 2013.

		Unpaid		Average
(Dollars in Thousands)	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment
With no related allowance recorded:
Real estate
Construction	$680	$849	$-	$1,599
Residential	2,127	2,272	-	3,038
Nonresidential	6,047	6,365	-	8,187
Total real estate loans	8,854	9,486	-	12,824
Commercial and industrial	12	18	-	1,131
Consumer and other	83	91	-	75
	8,949	9,595	-	14,030
With an allowance recorded:
Real estate
Construction	1,815	1,815	2	1,777
Residential	964	999	185	1,299
Nonresidential	4,951	5,087	163	2,803
Total real estate loans	7,730	7,901	350	5,879
Commercial and industrial	1,468	1,538	53	606
Consumer and other	13	14	2	28
	9,211	9,453	405	6,513
Total
Real estate
Construction	2,495	2,664	2	3,375
Residential	3,091	3,271	185	4,337
Nonresidential	10,998	11,452	163	10,990
Total real estate loans	16,584	17,387	350	18,702
Commercial and industrial	1,480	1,556	53	1,737
Consumer and other	96	105	2	104
Total	$18,160	$19,048	$405	$20,543

Interest income on impaired loans, other than nonaccrual loans, is recognized on an accrual basis. Interest income on nonaccrual loans is recognized only. During 2014 and 2013 interest income recognized on nonaccrual loans was $149,959 and $600,924, respectively. If the nonaccrual loans had been accruing interest at their original contracted rates, interest income related to these nonaccrual loans would have been $538,670 and $796,304 for 2014 and 2013, respectively.

A summary of current, past due and nonaccrual loans as of December 31, 2014 was as follows:

	Past Due	Past Due Over 90 Days
(Dollars in Thousands)	30-89	and	Non-	Total		Total
	Days	Accruing	Accruing	Past Due	Current	Loans
Real estate
Construction	$-	$-	$2,937	$2,937	$23,611	$26,548
Residential	25	-	1,290	1,315	68,981	70,296
Nonresidential	126	-	106	232	99,218	99,450
Total real estate loans	151	-	4,333	4,484	191,810	196,294
Commercial and industrial	11	25	4	40	31,464	31,504
Consumer and other	49	-	46	95	27,488	27,583
Totals	$211	$25	$4,383	$4,619	$250,762	$255,381

A summary of current, past due and nonaccrual loans as of December 31, 2013 was as follows:

	Past Due	Past Due Over 90 Days
(Dollars in Thousands)	30-89		Non-	Total		Total
	Days	Accruing	Accruing	Past Due	Current	Loans
Real estate
Construction	$11	$-	$481	$492	$23,683	$24,175
Residential	344	-	1,672	2,016	63,685	65,701
Nonresidential	24	127	5,006	5,157	99,222	104,379
Total real estate loans	379	127	7,159	7,665	186,590	194,255
Commercial and industrial	3	-	1,393	1,396	31,091	32,487
Consumer and other	19	8	74	101	11,659	11,760
Totals	$401	$135	$8,626	$9,162	$229,340	$238,502

At December 31, 2014 and December 31, 2013 loans past due 90 days and still accruing interest totaled $24,810 and $135,408, respectively.

Loans totaling $4,381,725 and $8,626,439 were in nonaccruing status at December 31, 2014 and 2013, respectively. When the ultimate collectability of a nonaccrual loan principal is in doubt, wholly or partially, all cash receipts are applied to the principal. When this doubt does not exist, cash receipts are applied under the contractual terms of the loan agreement.

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

At December 31, 2014 there were 20 loans classified as a TDR totaling $3,621,486. Of the 20 loans, 12 loans totaling $3,125,057 were performing while eight loans totaling $496,429 were not performing. As of December 31, 2013, there were 30 loans classified as TDRs totaling $7,157,230. Of the 30 loans, 16 loans totaling $3,481,589 were performing while 14 loans totaling $3,675,641 were not performing. All of these restructured loans resulted in either extended maturity or lowered rates and were included in the impaired loan balance.

The following tables provide, by class, the number of loans modified as TDRs during the year ended December 31, 2014 and 2013.

(Dollars in Thousands)	For The Year Ended December 31, 2014			For the Year Ended December 31, 2013
			Unpaid			Unpaid
	Number	Recorded	Principal	Number	Recorded	Principal
	of Loans	Investment	Balance	of Loans	Investment	Balance
Extended maturity
Real estate –
Residential	-	$-	$-	2	$76	$76
Nonresidential	1	2,738	2,738	2	228	228
Commercial and industrial	-	-	-	1	14	14
Consumer and other	-	-	-	1	13	13
Total	1	2,738	2,738	6	331	331

(Dollars in Thousands)	For The Year Ended December 31, 2014			For the Year Ended December 31, 2013
			Unpaid			Unpaid
	Number	Recorded	Principal	Number	Recorded	Principal
	of Loans	Investment	Balance	of Loans	Investment	Balance
Reduced Rate
Real estate –
Residential	1	$62	$62	-	$-	$-
Nonresidential	-	-	-	4	738	738
Total	1	62	62	4	738	738
Totals	2	$2,800	$2,800	10	$1,069	$1,069

The following table provides the number of loans and leases modified in TDRs during the previous 12 months which subsequently defaulted during the years ended December 31, 2014 and 2013, as well as the recorded investments and unpaid principal balances as of December 31, 2014 and 2013. Loans in default are those past due greater than 89 days.

(Dollars in Thousands)	For The Year Ended December 31, 2014			For the Year Ended December 31, 2013
			Unpaid			Unpaid
	Number	Recorded	Principal	Number	Recorded	Principal
	of Loans	Investment	Balance	of Loans	Investment	Balance
Extended Maturity
Real estate – Nonresidential	-	$-	$-	1	$104	$104
Consumer and other	1	11	11	-	-	-
Total	1	11	11	1	104	104

Reduced Rate
Real estate –
Residential	-	-	-	1	171	171
Nonresidential	-	-	-	1	119	119
Total	-	-	-	2	290	290
Totals	1	$11	$11	3	$394	$394

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.

As of December 31, 2014, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

					Total
		Real Estate Loans			Real
				Non-	Estate		Consumer
(Dollars in Thousands)	Total	Construction	Residential	Residential	Loans	Commercial	and Other
Pass	$215,707	$17,423	$62,189	$79,398	$159,010	$29,279	$27,418
Special mention	27,359	4,435	5,681	14,929	25,045	2,213	101
Substandard	12,315	4,690	2,426	5,123	12,239	12	64
Doubtful	-	-	-	-	-	-	-
Totals	$255,381	$26,548	$70,296	$99,450	$196,294	$31,504	$27,583

As of December 31, 2013, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

					Total
		Real Estate Loans			Real
				Non-	Estate		Consumer
(Dollars in Thousands)	Total	Construction	Residential	Residential	Loans	Commercial	and Other
Pass	$193,839	$14,406	$56,227	$81,891	$152,524	$29,735	$11,580
Special mention	27,926	9,085	5,904	11,588	26,577	1,271	78
Substandard	16,737	684	3,570	10,900	15,154	1,481	102
Doubtful	-	-	-	-	-	-	-
Totals	$238,502	$24,175	$65,701	$104,379	$194,255	$32,487	$11,760

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

The following table summarizes the Company’s off-balance sheet financial instruments whose contract amounts represent credit risk:

	December 31,
	2014	2013
Commitments to extend credit	$32,670,070	$34,397,688
Standby letters of credit	225,463	8,000

The Company originates certain fixed rate residential mortgage loans and commits these loans for sale based on best efforts contracts. The commitments to originate fixed rate residential mortgage loans and the sales commitments are freestanding derivative instruments. At December 31, 2014 and 2013, the Company has no material embedded derivative instruments requiring separate accounting treatment. At December 31, 2014 and 2013, the amount of the forward sales commitments approximates the carrying value of the mortgage loans held for sale of $1,970,068 and $2,248,252, respectively. Sales commitments are to sell loans at an agreed upon price and are generally funded within 60 days.

NOTE 5 - PREMISES, FURNITURE AND EQUIPMENT

Premises, furniture and equipment consisted of the following:

	December 31,
	2014	2013
Land	$10,368,249	$10,768,061
Buildings	13,629,945	13,621,465
Leasehold improvements	521,657	521,657
Furniture and equipment	6,402,364	6,204,104
Construction in progress	1,258,060	1,167,205
Total	32,180,275	32,282,492
Less, accumulated depreciation	8,784,969	7,948,876
Premises and equipment, net	$23,395,306	$24,333,616

Depreciation expense for the years ended December 31, 2014 and 2013 amounted to $866,280 and $803,169, respectively.

At December 31, 2014 and 2013, construction in progress consists mainly of architect fees and site work for potential new branches. As of December 31, 2014, there were no material commitments outstanding for the construction/or purchase of premises, furniture and equipment. Also, there were no material sales of premises, furniture or equipment during 2014 or 2013.

The Company recorded an impairment loss of $399,812, during 2014, on a parcel of land that was originally acquired for future facilities expansion. In August of 2014, after deciding not to expand on this parcel, the Company entered into a tentative contract to sell it for approximately $3,600,000. This contract expired on December 31, 2014, without being consummated. The subject parcel has a carrying value of approximately $4,000,000.

NOTE 6 - OTHER REAL ESTATE OWNED

Transactions in other real estate owned for the years ended December 31, 2014 and 2013 are summarized below:

	December 31,
	2014	2013
Beginning balance	$8,932,634	$15,289,991
Additions	1,197,443	4,827,496
Sales	(7,619,951)	(6,279,377)
Write downs	(65,873)	(4,905,476)
Ending balance	$2,444,253	$8,932,634

The Company recognized a net gain of $141,868 and a net loss of $191,006 on the sale of OREO for the years ended December 31, 2014 and 2013, respectively.

Other real estate owned expense for the years ended December 31, 2014 and 2013 was $539,897 and $6,710,229, respectively, which includes gains and losses on sales.

NOTE 7 - DEPOSITS

At December 31, 2014, the scheduled maturities of time deposits were as follows:

Maturing In	Amount
2015	$64,661,920
2016	6,186,709
2017	1,215,674
2018	1,152,636
2019	604,057
Total	$73,820,996

Included in total time deposits at December 31, 2014 and 2013 were brokered time deposits of $22,719,000 and $23,005,000, respectively.

Time deposits that meet or exceed the FDIC insurance limits of $250,000 at year-end 2014 and 2013 were $27,814,120 and $30,723,625, respectively.

NOTE 8 – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase generally mature on a one to thirty day basis. Under the terms of the repurchase agreement, the Company sells an interest in securities issued by United States Government agencies and agrees to repurchase the same securities the following business day. Information concerning securities sold under agreements to repurchase is summarized as follows:

	December 31,
	2014	2013

Balance at end of the year	$7,573,403	$4,876,118
Maximum month-end balance during the year	7,639,859	5,798,243
Average balance during the year	6,216,888	4,964,004
Average interest rate at the end of the year	0.11%	0.10%
Average interest rate during the year	0.25%	0.10%

At December 31, 2014 and 2013, investment securities with a par value of $7,938,768 and $5,565,246 and a fair market value of $7,985,434 and $5,505,545, respectively, were pledged as collateral for the underlying agreements.

NOTE 9 - ADVANCES FROM FEDERAL HOME LOAN BANK

Advances from the Federal Home Loan Bank consisted of the following:

	Interest	December 31,
	Rate	2014	2013
Advances maturing
Fixed rate
October 1, 2014	2.93%	$-	$1,000,000
October 1, 2014	0.29%	-	10,000,000
December 19, 2014	0.33%	-	6,000,000
January 2, 2015	0.24%	6,000,000	-
April 1, 2015	0.22%	6,000,000	-
May 13, 2015	0.25%	8,000,000	-
October 9, 2015	0.30%	5,000,000	-
Daily rate
September 17, 2014	0.36%	-	6,000,000
		$25,000,000	$23,000,000

All of the Federal Home Loan Bank advances outstanding at December 31, 2014, are due in 2015.

At December 31, 2014 and 2013 the Company has pledged certain loans totaling $87,493,033 and $76,972,548, respectively, as collateral to secure its borrowings from the FHLB. Investment securities with a par value of $4,438,676 and $5,640,797 and a fair market value of $4,578,026 and $5,883,107 were also pledged as collateral to secure the borrowings at December 31, 2014 and 2013, respectively. Additionally, the Company’s FHLB stock is pledged to secure the borrowings.

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

The memorandum of understanding between the Federal Reserve Bank of Richmond (the “Federal Reserve”) and the Company (the “Company MOU”) requires the Company to obtain approval of the Federal Reserve Bank prior to paying interest on the junior subordinated debentures. The Federal Reserve Bank has not approved payment of dividends and interest payments since the third quarter of 2011. In accordance with the terms of the debentures, the Company may deferred interest payment up to 20 consecutive quarterly periods; however, interest will continue to accrue on these debentures and interest on such deferred interest will accrue and compound quarterly from the date such deferred interest would have been payable were it not for the extension period. As of December 31, 2014, Company has deferred interest payments for 13 consecutive quarters on these debentures and the total amount of accrued and unpaid interest was $784,086. See Note 18 – Regulatory Matters – Memoranda of Understanding.

NOTE 11 – SHAREHOLDERS’ EQUITY

Common Stock – The following is a summary of the changes in common shares outstanding for the years ended December 31, 2014 and 2013.

	2014	2013
Common shares outstanding at beginning of the period	4,568,695	4,094,861
Conversion of Series C preferred stock to common stock	-	470,829
Issuance of common stock	2,653	2,595
Issuance of non-vested restricted shares	213,100	1,245
Forfeiture of restricted shares	(44,625)	(835)
Common shares outstanding at end of the period	4,739,823	4,568,695

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

Under the Company MOU, the Company must request prior approval from the Federal Reserve prior to declaring or paying dividends on its common stock or preferred stock, or making scheduled interest payments on its trust-preferred securities. Such approval was not granted by the Federal Reserve for payment of the Company’s dividends and interest payments due and payable in the 13 consecutive quarters ended December 31, 2014. Additionally, such approval was not granted for payments due in the first quarter of 2015. Since the Company has not paid the dividend on its Series A and Series B Shares for more than six consecutive quarterly periods, the holders of these shares currently have the right to appoint up to two individuals to the Company’s board of directors. To date, the right to appoint directors has not been exercised by the holders.

As of December 31, 2014, dividends in arrears on the Series A and Series B shares totaled $3,102,285.

The proceeds from the issuance of the Series A Shares and Series B Shares were allocated based on the relative fair value of each series based on a discounted cash flow model. As a result of the valuations, $14,492,526 and $856,474 was allocated to the Series A Preferred Stock and Series B Preferred Stock, respectively. This resulted in a discount of $973,260 for the Series A Shares and a premium of $82,572 for the Series B Shares. The discount and premium are being accreted and amortized, respectively, through retained earnings over a five-year estimated life using the effective interest method and have been fully recognized as of December 31, 2014.

The following is a summary of the accretion of the Series A Shares discount and the amortization of the Series B Shares premium for the years ended December 31, 2014 and 2013.

	2014	2013
Accretion of Series A Preferred Stock discount	$34,112	$194,544
Amortization of Series B Preferred Stock premium	(2,894)	(16,505)
Accretion net of amortization	$31,218	$178,039

The net amount of the accretion and amortization was treated as a deemed dividend to preferred shareholders in the computation of income (loss) per share.

Restrictions on Shareholders’ Equity - South Carolina banking regulations restrict the amount of dividends that can be paid to shareholders. All of the Bank’s dividends to the Company are payable only from the undivided profits of the Bank. At December 31, 2014, the Bank had negative undivided profits of $2,913,281. The Bank is authorized to upstream 100% of net income in any calendar year without obtaining the prior approval of the South Carolina Commissioner of Banks provided that the Bank received a composite CAMELS rating of one or two at the last Federal or State regulatory examination. Under Federal Reserve regulations, the amounts of loans or advances from the Bank to the parent company are also restricted. Please see “Management’s Discussion and Analysis – Liquidity Management and Capital Resources” appearing above for additional information relating to the Company’s payment of dividends.

NOTE 12- OTHER OPERATING EXPENSE

Other operating expenses are summarized below:

	December 31,
	2014	2013
Advertising	$119,463	$148,266
Office supplies and printing	119,019	90,255
Computer supplies and software amortization	137,548	141,949
Telephone	159,474	268,293
Professional fees and services	1,324,488	1,145,998
Supervisory fees and assessments	498,898	548,427
Debit and credit card expenses	776,275	767,488
Other real estate owned expenses	539,897	6,710,229
Mortgage loan expenses	177,156	262,602
Insurance expenses	288,463	356,904
Impairment loss on premises	399,812	-
Other	1,376,275	1,353,488
Total	$5,916,768	$11,793,899

NOTE 13 - INCOME TAXES

Income tax provision for the years ended December 31, 2014 and 2013 is summarized as follows:

	2014	2013
Provision
Current income tax expense (benefit)
Federal	$-	$-
State	180,207	-
Total current	180,207	-

Deferred income tax expense (benefit)
Federal	217,519	(2,107,959)
State	10,791	(14,270)
Total deferred	228,310	(2,122,229)

Change in valuation allowance	(3,489,761)	3,519,229

Total income tax expense	$(3,081,244)	$1,397,000

The components of deferred tax assets and deferred tax liabilities are as follows:

	December 31,
	2014	2013
Deferred tax assets:
Allowance for loan losses	$1,020,993	$984,012
Net operating losses	8,241,620	7,276,898
Non-accrual interest	437,122	665,599
Deferred compensation	513,511	453,849
Federal and state credits	429,954	459,238
Other real estate owned	386,426	1,743,236
Other	245,947	103,346
Gross deferred tax assets	11,275,573	11,686,178
Less, valuation allowance	(7,488,740)	(10,978,501)
Net deferred tax assets	3,786,833	707,677

Deferred tax liabilities:
Accumulated depreciation	370,444	470,682
Prepaid expenses	128,726	212,157
Unrealized gains on securities available for sale	62,680	105,099
Other	26,212	24,838
Total gross deferred tax liabilities	588,062	812,776
Net deferred tax (liabilities) assets recognized	$3,198,771	$(105,099)

Deferred tax assets represent the future tax benefit of deductible differences and, if it is more likely than not that a tax asset will not be realized, a valuation allowance is required to reduce the recorded deferred tax assets to net realizable value. As of December 31, 2013, management had recorded a full valuation allowance of $10,978,501. After review of all positive and negative factors and potential tax planning strategies, during 2014, the valuation allowance was decreased by $3,489,761, representing a valuation allowance on continuing operations of $7,488,740 at December 31, 2014.

The Company has federal net operating losses of $23,709,365 and $20,888,295 for the years ended December 31, 2014 and 2013, respectively. The Company has state net operating losses of $5,467,713 and $5,299,292 for the years ended December 31, 2014 and 2013, respectively.

A reconciliation between the income tax expense (benefit) and the amount computed by applying the federal statutory rate of 34% to income before income taxes for the years ended December 31, 2014 and 2013 follows:

	2014	2013
Tax expense (benefit) at statutory rate	$450,965	$(2,155,440)
State income tax, net of federal income tax benefit	126,059	(14,270)
Tax-exempt interest income	(38,788)	(15,495)
Disallowed interest expense	524	1,186
Life insurance surrender value	(114,537)	(117,608)
Valuation allowance	(3,489,761)	3,519,229
Other, net	(15,706)	179,398
	$(3,081,244)	$1,397,000

The Company had analyzed the tax positions taken or expected to be taken in its tax returns and concluded it has no liability related to uncertain tax positions. Tax returns for 2011 and subsequent years are subject to review by taxing authorities.

NOTE 14 - RELATED PARTY TRANSACTIONS

Certain parties (principally certain directors and executive officers of the Company, their immediate families and business interests) were loan customers of the Company. In compliance with relevant law and regulations, the Company’s related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with persons not related to the lender and do not involve more than the normal risk of collectability. As of December 31, 2014 and 2013, the Company had related party loans totaling $1,904,093 and $2,106,213, respectively. During 2014, $219,929 of advances were made to related parties and repayments totaled $422,049. As of December 31, 2014, all related party loans were current.

Deposits from directors and executive officers and their related interests totaled $1,913,397 and $1,724,671 at December 31, 2014 and 2013, respectively.

NOTE 15 - COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, the Company may, from time to time, become a party to legal claims and disputes. At December 31, 2014, management and legal counsel are not aware of any pending or threatened litigation or unasserted claims or assessments that could result in losses, if any, that would be material to the consolidated financial statements.

The Company has entered into a number of operating leases for properties relating to its branch banking and mortgage operations. The leases have various initial terms and expire on various dates. The lease agreements generally provide that the Company is responsible for ongoing repairs and maintenance, insurance and real estate taxes. The leases also provide for renewal options and certain scheduled increases in monthly lease payments. Rental expenses recorded under leases for the years ended December 31, 2014 and 2013 were $407,848 and $411,295, respectively.

The minimal future rental payments under non-cancelable operating leases having remaining terms in excess of one year, for each of the next five years and thereafter in the aggregate are:

Amount
2015	$408,931
2016	429,027
2017	431,392
2018	400,048
2019	375,115
Thereafter	3,953,707
Total	$5,998,220

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

During 2014 and 2013, the Company issued 213,100 and 1,245 shares, respectively, of restricted stock pursuant to the 2006 Equity Incentive Plan.  The shares issued in 2014 vest in a single installment on the seventh anniversary of the date of grant and thus will be fully vested in 2021, subject to meeting the performance criteria of the Plan. All unearned restricted shares outstanding at December 31, 2013 were either forfeited or cancelled during 2014. The weighted-average fair value of restricted stock issued during 2014 and 2013 was $2.11 and $1.76 per share, respectively. Compensation cost associated with the issuance in 2014 and 2013 was $449,455 and $2,191, respectively. During 2014 and 2013, 44,625 and 835 shares, respectively, were either forfeited or cancelled having a weighted average price of $3.35 and $3.50, respectively. Deferred compensation expense of $81,993 and $90,597 relating to restricted stock, was amortized to income during 2014 and 2013, respectively.

The Plan also allows for the issuance of Stock Appreciation Rights ("SARs"). The SARs entitle the participant to receive the excess of (1) the market value of a specified or determinable number of shares of the stock at the exercise date over the fair value at grant date or (2) a specified or determinable price which may not in any event be less than the fair market value of the stock at the time of the award. Upon exercise, the Company can elect to settle the awards using either Company stock or cash. The shares start vesting after five years and vest at 20% per year until fully vested. Compensation cost for SARs is amortized to compensation expense over the vesting period. No SARs were issued during 2014 and 2013.

At December 31, 2014, there were 717,093 stock awards available for grant under the 2006 Equity Incentive Plan.

NOTE 17 – INCOME (LOSS) PER COMMON SHARE

Net income (loss) available to common shareholders represents net income (loss) adjusted for preferred dividends including dividends declared, accretions of discounts and amortization of premiums on preferred stock issuances and cumulative dividends related to the current dividend period that have not been declared as of period end. All potential dilutive common share equivalents were deemed to be anti-dilutive for the year ended December 31, 2013 due to the net loss.

The following is a summary of the income (loss) per common share calculations for the years ended December 31, 2014 and 2013.

	2014	2013
Income (loss) available to common shareholders
Net income (loss)	$4,407,611	$(7,736,530)
Preferred stock dividends	1,220,205	962,064
Deemed dividends on preferred stock resulting from net accretion of discount and amortization of premium	31,218	178,039

Net loss available to common shareholders	$3,156,188	$(8,876,633)

Basic income (loss) per common share:
Net income (loss) available to common shareholders	$3,156,188	$(8,876,633)

Average common shares outstanding – basic	4,612,758	4,294,105

Basic income (loss) per common share	$0.68	$(2.07)

Diluted income (loss) per common share:
Net income (loss) available to common shareholders	$3,156,188	$(8,876,633)

Average common shares outstanding – basic	4,612,758	4,294,105

Dilutive potential common shares	76,223	-

Average common shares outstanding – diluted	4,688,981	4,294,105

Diluted income (loss) per common share	$0.67	$(2.07)

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

The Company and the Bank were each considered to be “well capitalized” for regulatory purposes at December 31, 2014 and 2013. “Management’s Discussion and Analysis – Capital” appearing above.

The following table summarizes the capital amounts and ratios of the Company and the Bank and the regulatory minimum requirements.

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(Dollars in Thousands)			Minimum		Minimum
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2014
The Company
Total capital (to risk-weighted assets)	$47,567	16.09%	$23,657	8.00%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	44,561	15.07	11,828	4.00	N/A	N/A
Tier 1 capital (to average assets)	44,561	12.20	14,606	4.00	N/A	N/A

The Bank
Total capital (to risk-weighted assets)	$44,056	14.95%	$23,579	8.00%	$29,474	10.00%
Tier 1 capital (to risk-weighted assets)	41,050	13.93	11,790	4.00	17,684	6.00
Tier 1 capital (to average assets)	41,050	11.28	14,559	4.00	18,199	5.00

December 31, 2013
The Company
Total capital (to risk-weighted assets)	$45,093	15.75%	$22,912	8.00%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	42,199	14.73	11,456	4.00	N/A	N/A
Tier 1 capital (to average assets)	42,199	11.78	14,323	4.00	N/A	N/A

The Bank
Total capital (to risk-weighted assets)	$40,973	14.35%	$22,839	8.00%	$28,549	10.00%
Tier 1 capital (to risk-weighted assets)	38,079	13.34	11,420	4.00	17,129	6.00
Tier 1 capital (to average assets)	38,079	10.67	14,276	4.00	17,846	5.00

Memoranda of Understanding - Following an examination of the Bank by the FDIC during the first quarter of 2010, the Bank's Board of Directors agreed to enter into the Bank MOU with the FDIC and the South Carolina State Board of Financial Institutions (the “SC Board”), which became effective August 19, 2010. Among other things, the Bank MOU provides for the Bank to (i) review and formulate objectives relative to liquidity and growth, including a reduction in reliance on volatile liabilities, (ii) formulate plans for the reduction and improvement in adversely classified assets, (iii) maintain a Tier 1 leverage capital ratio of 8% and continue to be "well capitalized" for regulatory purposes, (iv) continue to maintain an adequate allowance for loan and lease losses, (v) not pay any dividend to the Company without the approval of the regulators, (vi) review officer performance and consider additional staffing needs, and (vii) provide progress reports and submit various other information to the regulators.

In addition, on the basis of the same examination by the FDIC and the SC Board, the Federal Reserve requested that the Company enter into the Company MOU, which the Company entered into in December 2010. While this agreement provides for many of the same measures suggested by the Bank MOU, the Company MOU requires that the Company seek pre-approval from the Federal Reserve prior to the declaration or payment of dividends or other interest payments relating to its securities. As a result, until the Company is no longer subject to the Company MOU, it will be required to seek regulatory approval prior to paying scheduled dividends on its preferred stock and on its trust preferred securities, including the Series A and Series B Preferred Shares. This provision will also apply to the Company's common stock, although to date, the Company has not elected to pay dividends on its shares of common stock.

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

NOTE 19 - UNUSED LINES OF CREDIT

The Bank had available at the end of 2014 an unsecured line of credit, which was unused, to purchase up to $17,500,000 of federal funds from two unrelated correspondent institutions. Also, as of December 31, 2014, the Bank had the ability to borrow funds from the FHLB of up to $110,130,000. At that date $25,000,000 had been advanced. Additionally, an unused line of credit of approximately $5,138,000 was available from the Federal Reserve. The FHLB and the Federal Reserve lines can be revoked at lender’s discretion.

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

Loans - The Company does not record loans at fair value on a recurring basis, however, from time to time, a loan is considered impaired and an allowance for loan loss is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan are considered impaired. Once a loan is identified as individually impaired, management measures impairment. The fair value of impaired loans is estimated using one of several methods, including the collateral value, market value of similar debt, enterprise value, liquidation value, and discounted cash flows. Those impaired loans not requiring a specific allowance represent loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At December 31, 2014 and 2013, a significant portion of impaired loans were evaluated based upon the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the loan as nonrecurring Level 3.

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

The tables below present the balances of assets and liabilities measured at fair value on a recurring basis by level within the hierarchy at December 31, 2014 and 2013.

	Total	Level 1	Level 2	Level 3
December 31, 2014
Available-for-sale securities:
Mortgage-backed securities	$10,200,688	$-	$10,200,688	$-
Corporate bonds	2,814,900	-	2,814,900	-
Equity security	30,000	-	30,000	-
	13,045,588	-	13,045,588	-
Mortgage loans held for sale (1)	1,970,068	-	1,970,068	-
	$15,015,656	$-	$15,015,656	$-
December 31, 2013
Available-for-sale securities:
Mortgage-backed securities	$9,318,633	$-	$9,318,633	$-
Corporate bonds	2,796,210	-	2,796,210	-
Equity security	30,000	-	30,000	-
	12,144,843	-	12,144,843	-
Mortgage loans held for sale (1)	2,248,252	-	2,248,252	-
	$14,393,095	$-	$14,393,095	$-

(1) Carried at the lower of cost or market.

There were no liabilities measured at fair value on a recurring basis at December 31, 2014 and December 31, 2013.

Assets Recorded at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table presents the assets and liabilities measured at fair value on a nonrecurring basis at December 31, 2014 and December 31, 2013, aggregated by level in the fair value hierarchy within which those measurements fall.

	Total	Level 1	Level 2	Level 3
December 31, 2014
Collateral dependent impaired loans receivable	$6,907,220	$-	$-	$6,907,220
Other real estate owned	2,444,253	-	-	2,444,253
Total assets at fair value	$9,351,473	$-	$-	$9,351,473

	Total	Level 1	Level 2	Level 3
December 31, 2013
Collateral dependent impaired loans receivable	$13,359,438	$-	$-	$13,359,438
Other real estate owned	8,932,634	-	-	8,932,634
Total assets at fair value	$22,292,072	$-	$-	$22,292,072

For level 3 assets measured at fair value on a non-recurring basis as of December 31, 2014 and 2013, the significant unobservable inputs in the fair value measurements were as follows:

General
	Valuation Technique	Significant Unobservable Inputs	Range

Collateral-dependant impaired loans receivable	Appraised Value	Collateral discounts and estimated costs to sell	0-10%

Other real estate owned	Appraised Value	Collateral discounts and estimated costs to sell	0-10%

There were no liabilities measured at fair value on a nonrecurring basis at December 31, 2014 and December 31, 2013.

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

Advances From Federal Home Loan Bank - The fair values of fixed rate borrowings are estimated using a discounted cash flow calculation that applies the Company’s current borrowing rate from the FHLB. The carrying amounts of variable rate borrowings are reasonable estimates of fair value because they can be repriced frequently.

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

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of December 31, 2014 and December 31, 2013. This table excludes financial instruments for which the carrying amount approximates fair value. For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization. For financial liabilities such as noninterest-bearing demand, interest-bearing demand, and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity.

			Fair Value Measurements
			Quoted
			Prices in
			Active Markets
			for Identical	Other	Significant
			Assets or	Observable	Unobservable
	Carrying	Fair	Liabilities	Inputs	Inputs
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2014

Financial Assets:
Securities held-to-maturity	$31,384,418	$32,242,017	$-	$32,242,017	$-
Loans receivable	255,381,014	257,956,000	-	-	257,956,000

			Fair Value Measurements
			Quoted
			Prices in
			Active Markets
			for Identical	Other	Significant
			Assets or	Observable	Unobservable
	Carrying	Fair	Liabilities	Inputs	Inputs
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Liabilities:
Certificates of deposit	$73,820,996	$73,905,000	$-	$73,905,000	$-
Advances from Federal Home Loan Bank	25,000,000	24,999,000	-	24,999,000	-

December 31, 2013

Financial Assets:
Securities held-to-maturity	$36,951,934	$36,951,934	$-	$36,951,934	$-
Loans receivable	238,502,131	240,472,000	-	-	240,472,000

Financial Liabilities:
Certificates of deposit	$84,545,046	$85,081,000	$-	$85,081,000	$-
Advances from Federal Home Loan Bank	23,000,000	23,010,000	-	23,010,000	-

NOTE 21 - SUBSEQUENT EVENTS

In preparing these financial statements, subsequent events were evaluated through the time the consolidated financial statements were issued. Financial statements are considered issued when they are widely distributed to all shareholders and other financial statement users, or filed with the Securities and Exchange Commission. In conjunction with applicable accounting standards, all material subsequent events have been either recognized in the financial statements or disclosed in the notes to the consolidated financial statements.

NOTE 22 - FIRST RELIANCE BANCSHARES, INC. (PARENT COMPANY ONLY)

Condensed Balance Sheets

	December 31,
	2014	2013
Assets
Cash	$3,015,509	$3,417,931
Investment in banking subsidiary	43,167,296	38,282,750
Marketable investments	30,000	30,000
Nonmarketable investments	58,100	58,100
Premises	3,559,455	3,986,020
Investment in trust	310,000	310,000
Other assets	266,157	17,263

Total assets	$50,406,517	$46,102,064

Liabilities
Note payable to banking subsidiary	$2,944,764	$3,161,830
Junior subordinated debentures	10,310,000	10,310,000
Other liabilities	784,086	537,490
Total liabilities	14,038,850	14,009,320
Shareholders’ equity	36,367,667	32,092,744

Total liabilities and shareholders’ equity	$50,406,517	$46,102,064

Condensed Statements of Operations

	For the years ended
	December 31,
	2014	2013

Income - Rental income from banking subsidiary	$58,624	$90,566

Expenses	879,352	522,959

Loss before income taxes and equity in undistributed income (loss) of banking subsidiary	(820,728)	(432,393)

Equity in undistributed earnings (loss) of banking subsidiary	4,966,888	(7,304,137)

Net income (loss) before income taxes	4,146,160	(7,736,530)

Income tax benefit	(261,451)	-

Net income (loss)	$4,407,611	$(7,736,530)

Condensed Statements of Cash Flows

	For the years ended
	December 31,
	2014	2013
Cash flows from operating activities
Net income (loss)	$4,407,611	$(7,736,530)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense	30,188	-
Impairment loss on investment securities	-	70,000
Impairment loss on premises	399,812	-
Deferred income tax benefit	(261,451)	-
(Decrease) increase in deferred compensation on restricted stock	(53,164)	90,597
Decrease (increase) in other assets	12,557	(5,404)
Decrease in other liabilities	246,596	218,180
Equity in undistributed (earnings) loss of banking subsidiary	(4,966,888)	7,304,137
Net cash used by operating activities	(184,739)	(59,020)

Cash flows from by investing activities
Purchase of premises, furniture and equipment	(3,435)	(26,752)
Net cash used by investing activities	(3,435)	(26,752)

Cash flows from financing activities
Payments of note payable to banking subsidiary	(217,066)	(210,043)
Expense of auctioning Series A and Series B Preferred stock	-	(169,291)
Net proceeds from issuance of common stock	6,644	4,396
Purchase of treasury stock	(3,826)	(19,452)
Net cash used by financing activities	(214,248)	(394,390)

Decrease in cash	(402,422)	(480,162)

Cash and cash equivalents, beginning of year	3,417,931	3,898,093

Cash and cash equivalents, ending of year	$3,015,509	$3,417,931

FIRST RELIANCE BANCSHARES, INC. AND SUBSIDIARY

Corporate Data

ANNUAL MEETING:

The annual meeting of Shareholders of First Reliance Bancshares, Inc. and Subsidiary will be held at First Reliance Bank on Thursday, June 4, 2015, at 4:00 PM.

CORPORATE OFFICE:	REGISTERED PUBLIC ACCOUNTING FIRM:
2170 West Palmetto Street	Elliott Davis Decosimo, LLC
Florence, South Carolina 29501	1901 Main Street, Suite 900
Phone (843) 662-8802	P.O. Box 2227
Fax (843) 662-8373	Columbia, S.C. 29202

STOCK TRANSFER DEPARTMENT:

Broadridge Financial Solutions, Inc.

51 Mercedes Way

Edgewood, New York 11717

MARKET FOR FIRST RELIANCE BANCSHARES, INC. AND SUBSIDIARY COMMON STOCK;

PAYMENT OF DIVIDENDS

High and Low Stock Price Information for First Reliance Bancshares, Inc. and Subsidiary

	2014		2013
Applicable Period	High	Low	High	Low
First Quarter	$2.00	$1.59	$2.40	$1.65
Second Quarter	2.10	1.55	2.00	1.10
Third Quarter	3.10	1.90	1.99	1.50
Fourth Quarter	3.39	2.85	2.50	1.65

The Company's common stock is quoted on the over-the-counter market under the symbol FSRL. Arms-length transactions in the common stock are anticipated to be infrequent and negotiated privately between the persons involved in those transactions. The development of an active secondary market requires the existence of an adequate number of willing buyers and sellers. The Company’s current reported average daily trading volume is approximately 3,087 shares. This low level of trading volume in the secondary market for the Company's common stock may materially impact a shareholder's ability to promptly sell a large block of the Company’s common stock at a price acceptable to the selling shareholder. According to the Company's transfer agent, there were approximately 1,157 shareholders of record as of January 1, 2015.

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

Physician / McLeod Women’s Care

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

Internal Control over Financial Reporting

Management’s report on our internal control over financial reporting is set forth under the caption “Management’s Report on Internal Control Over Financial Reporting” and on page 59 of this report.

There was no change in our internal control over financial reporting during our fourth quarter of fiscal 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.              OTHER INFORMATION

None.

PART III

ITEM 10.               DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The Board of Directors currently has 10 members divided into three classes. Set forth below, for each director of the Company is the following: (a) his name; (b) his age at December 31, 2014; (c) how long he has been a director of the Company; (d) his position(s) with the Company; and (e) his principal occupation and business experience for the past five years. Except as otherwise indicated, each director has been engaged in his present principal occupation for more than five years.

James R. Lingle, Jr., age 61, has served as a director of the Company and the Bank since April 2011. Since December 2009, Mr. Lingle has served as president and chief executive officer of iFinancial Holdings Inc., a financial advisory company. Prior to that date, Mr. Lingle served as the director of premium funding for Interstate National Dealer Services, Inc., based in Uniondale, New York, where he formed and managed its warranty finance operations. In addition, from 1984 to 2008, Mr. Lingle served as president and chief executive officer of Prime Rate Premium Finance Corporation, Inc., which was acquired by BB&T Corporation in 1995.

Jeffrey A. Paolucci, age 45, has been (i) a director of the Company and the Bank since May 1, 2003; (ii) executive vice president and chief financial officer of the Company and the Bank since January 2009; and (iii) senior vice president and chief financial officer of the Company and the Bank since September 2002. From 1993 to 2002, Mr. Paolucci was a bank examiner in the Columbia, South Carolina field office of the Federal Deposit Insurance Corporation.

Julius G. “Cass” Parris, age 64, has been a director of the Company and the Bank since October 2011. Mr. Parris has been engaged in the graphics and brand management industry throughout his entire career and, in 2003, started his own graphics business, Focus Imaging, which was acquired by Southern Graphics Systems in 2009. Mr. Parris continues to manage large national clients for SGS as a senior account executive.

Paul C. Saunders, age 53, has been (i) senior vice president and a director of the Bank since August 1999; (ii) senior vice president and assistant secretary of the Company since April 2001; and (iii) a director of the Company since April 2001. Prior to joining the Bank, Mr. Saunders was an officer of Centura Bank in Florence, South Carolina and a vice president of Pee Dee State Bank. Mr. Sanders is the brother of F.R. Saunders, Jr., a director and the president and chief executive officer of the Company.

Leonard A. Hoogenboom, age 71, has been (i) chairman of the Board and a director of the Bank since August 1999 and (ii) chairman of the Board and a director of the Company since April 2001. Mr. Hoogenboom has been the owner and chief executive officer of L. Hoogenboom CPA, a local CPA firm, since 1984. Mr. Hoogenboom has extensive local contacts and a wide variety of business experience and community involvement.

F.R. Saunders, Jr., age 54, has been (i) president, chief executive officer and a director of the Bank since August 1999; (ii) a director of the Company since April 2001; and (iii) president and chief executive officer of the Company since April 2001. Until November 1998, Mr. Saunders served as a regional executive for Centura Bank and as an executive and director of Pee Dee State Bank. Mr. Saunders is the brother of Paul C. Saunders, a director and senior vice president of the Company.

J. Munford Scott, Jr., age 69, has been a director of the Company and the Bank since January 2007. Mr. Scott was appointed as the Florence County Probate Judge in December 2013. From December 2006 to December 2013, he served as special counsel for the law firm Turner Padget Graham & Laney, P.A. Prior to that date, he was the senior attorney and owner of Scott & Associates P.C. Attorneys at Law, for over twenty years.

John M. Jebaily, age 63, has been a director of the Bank since August 1999 and a director of the Company since April 2001. Mr. Jebaily has been self-employed as a real estate agent in Florence since 1977. Mr. Jebaily also serves as the chairman of the City of Florence Parks and Beautification Commission.

C. Dale Lusk, MD, age 56, has been a director of the Bank since August 1999 and a director of the Company since April 2001. Dr. Lusk has been in the private practice of obstetrics and gynecology since 1993. He is currently a partner/owner in Advanced Women’s Care, a local medical practice.

A. Dale Porter, age 64, has been (i) vice president and senior loan administrator of the Company and the Bank since December 1, 2007; (ii) a director of the Bank since August 1999; and (iii) a director of the Company since April 2001.  From August 1999 to December 2007, Mr. Porter held various senior officer positions with the Bank and the Company.  Prior to joining the Company and the Bank in 1999, Mr. Porter was a regional executive for Centura Bank and an executive officer and director of Pee Dee State Bank.

Additional information is set forth below regarding certain other executive officers of the Company and the Bank who are not also directors.

Thomas C. Ewart, Sr., age 65, Senior Vice President and Chief Banking Officer since January 2006. Mr. Ewart served as the Bank’s Chief Credit Officer from April 2003 until January 2006. Prior to joining the Bank, Mr. Ewart had been an area executive with Carolina First Bank, formerly known as Anchor Bank, for approximately seven years.

Jess A. Nance, age 59, Executive Vice President and Chief Credit Officer since January 2009; Senior Vice President and Chief Credit Officer since January 2006; Senior Vice President, Credit Administration since November 2004. Prior to joining the Bank, Mr. Nance had been President and CEO of Florence National Bank since July 1998.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors and officers and persons who own beneficially more than 10% of the Company’s outstanding common stock to file with the SEC initial reports of ownership and reports of changes in their ownership of the Company’s common stock. Directors, executive officers and greater than 10% shareholders are required to furnish the Company with copies of the forms they file. To our knowledge, based solely on a review of these reports and representations from our directors and officers, our directors and officers filed all reports required by Section 16(a), except for Director Parris, who was late filing a Form 3.

Code of Ethics

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

Audit Committee and Audit Committee Financial Expert

The audit committee of the Board of Directors is comprised of Leonard A. Hoogenboom, James R. Lingle, Jr., J. Munford Scott, Jr., and C. Dale Lusk. Each of these members is considered “independent” under NASDAQ Rule 5605(c)(2). The committee met five times in 2014.

The audit committee recommends to the Board of Directors the independent registered public accounting firm to be selected to audit the Company’s consolidated annual financial statements and determines that all audits and exams required by law are performed fully, properly and in a timely fashion. The committee also evaluates internal accounting controls, reviews the adequacy of the internal audit budget, personnel and audit plan. The Board of Directors has determined that Mr. Hoogenboom is an “audit committee financial expert” as that term is defined in regulations promulgated by the U.S. Securities and Exchange Commission (the “SEC”).

The Board of Directors has adopted a written charter for the Audit Committee, which is available on our website, www.firstreliance.com. Information on the Company’s website is not incorporated by reference and is not a part of this Annual Report on Form 10-K.

ITEM 11.               EXECUTIVE COMPENSATION

Executive Summary Compensation Table

The following table provides certain summary information concerning the annual and long-term compensation paid or accrued by the Company and its subsidiaries to or on behalf of the Company’s chief executive officer and the two other most highly compensated executive officers of the Company who earned over $100,000 in total compensation for 2014.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)		Option Awards ($) (1)	All Other Compensation ($)		Total ($)
F.R. Saunders, Jr.	2014	282,000	—	30,750	(4)	—	98,556	(2)	411,306
President and Chief Executive Officer	2013	282,000	—	—		—	112,877	(2)	378,875

Jeffrey A. Paolucci	2014	186,000	—	69,700	(7)	—	51,126	(5)	306,826
Executive Vice President and Chief Financial Officer	2013	186,000	—	—		—	53,139	(6)	239,139

Thomas C. Ewart, Sr.	2013	161,500	—	36,900	(10)	—	10,036	(8)	208,436
Senior Vice President and Chief Banking Officer	2013	161,500	—	—		—	14,841	(9)	176,341

(1)	The assumptions made in the valuation of stock awards and option awards can be found in Note 16 to our financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, which was filed with the SEC on March 31, 2014.
(2)	For 2014, Mr. Saunders’s compensation included $52,640 for supplemental retirement benefits, $12,425 for board fees, $6,122 for disability insurance, $9,429 for 401(k) matching contributions, $3,923 for a car allowance, $1,008 for life insurance, and $13,009 for medical and dental insurance. The Company terminated certain executive perquisites, including country club dues, wellness benefits, long term care insurance and reimbursement for child care expenses in 2014.

(3)	For 2013, Mr. Saunders’s compensation included $49,462 for supplemental retirement benefits, $13,100 for board fees, $17,887 for disability insurance, $6429.60 for 401(k) matching contributions, $2,844 for long-term care insurance, $6,334 for country club dues, $750 for a wellness benefit, a car allowance of $2,571, $1,281 for life insurance: $11,400 for medical insurance, and child care of $800.
(4)	Includes 15,000 shares of restricted stock grants at $2.05 granted in 2014 which cliff vest on July 17, 2021.
(5)	For 2014, Mr. Paolucci’s compensation included $16,411 for supplemental retirement benefits, $10,450 for board fees, $3,875 for disability insurance, $5,828 for 401(k) matching contributions, $665 for life insurance, and $13,900 for medical and dental insurance. The Company terminated certain executive perquisites, including country club dues, wellness benefits, long term care insurance and reimbursement for child care expenses in 2014.
(6)	For 2013, Mr. Paolucci’s compensation included $23,731 for supplemental retirement benefits, $10,250 for board fees, $5,419 for disability insurance, $3,222 for 401(k) matching contributions, $2,592 for long-term care insurance, $1,957 for country club dues, $470 for a wellness benefit, $1,218 for life insurance, and $11,400 for medical insurance.
(7)	Includes 34,000 shares of restricted stock grants at $2.05 granted in 2014 which cliff vest on July 17, 2021.
(8)	For 2014, Mr. Ewart’s compensation included, $4,070 for 401(k) matching contributions, $558 for life insurance, and $5,408 for medical and dental insurance. The Company terminated certain executive perquisites, including country club dues, wellness benefits, long term care insurance and reimbursement for child care expenses in 2014.
(9)	For 2013, Mr. Ewart’s compensation included, $3,775 for 401(k) matching contributions, $4,993 for country club dues, $697 for life insurance, $4,656 for medical insurance, $720 for a wellness benefit.
(10)	Includes 18,000 shares of restricted stock grants at $2.05 granted in 2014 which cliff vest on July 17, 2021.

Executive Agreements

Executive Agreement Amendments and Waivers Adopted in 2013. In 2006, the Company and the Bank entered into an employment agreement, a salary continuation agreement, and an endorsement split dollar agreement with F.R. Saunders, Jr. and with Jeffrey A. Paolucci. In July 2013, at the request of each of Messrs. Saunders and Paolucci as part of an institution-wide effort to reduce operating expenses, the employment agreements and salary continuation agreements were amended to reduce certain benefits to each executive payable thereunder.

The amendment of the employment agreements eliminated the executives’ section 280G gross-up benefit. That is, the agreements had provided that after a change in control the Company would make a payment to the executives in an amount sufficient to compensate them for excise taxes imposed under Internal Revenue Code on their change-in-control benefits. In summary, the Internal Revenue Code imposes a 20% excise tax on an executive’s change-in-control benefits if the benefits equal or exceed three times the executive’s five-year average taxable compensation. If the change-in-control benefits exceed that threshold, the 20% excise tax is imposed on all change-in-control benefits exceeding the five-year average, which are referred to as so-called excess parachute payments. The section 280G gross-up benefit compensates the executives not only for that 20% excise tax but also for income and excise taxes imposed on the gross-up payment itself. The 20% excise tax is imposed under section 4999 on the executive, and under section 280G the excess parachute payments (which would include the gross-up benefit) are non-deductible compensation expenses. The cost of a section 280G gross-up benefit such as this is potentially very substantial, particularly taking into account that the payments are not deductible. Because a cost of that magnitude might have an adverse effect on a potential acquiror’s willingness to begin discussions with the Company regarding a change in control or an adverse effect on the amount of merger consideration the acquiror is willing to offer to shareholders, in 2013 the Company and the executives agreed to eliminate the section 280G gross-up right altogether, eliminating the gross-up provision both from the employment agreements and the salary continuation agreements.

In addition to eliminating the section 280G gross-up benefit, the 2013 amendment of the salary continuation agreement reduces the executives’ normal retirement benefit expectations by more than half. Specifically, the annual benefit amount payable when Mr. Saunders attains age 65 was reduced from the $321,842 figure established when the salary continuation agreement was entered into in 2006 to $125,000. Likewise, Mr. Paolucci’s annual benefit amount was reduced from $225,308 to $100,000. The reduced benefit expectations of the executives have the effect of reducing significantly the liability balance that must be accrued by the Bank to account for its benefit obligations under the salary continuation agreements, reducing for 2013 and for future years the nonqualified deferred compensation expense attributable to the salary continuation agreements.

Finally, the 2013 amendment of the salary continuation agreement also changed the change-in-control benefit expectations of Mr. Saunders and Mr. Paolucci. Before the amendment, Messrs. Saunders and Paolucci would have been entitled to receive a lump-sum payment equal to the full liability accrual balance required to be accrued by the Bank by the date the executive attains age 65. Payable in a single lump sum without discount for the present value of money, the payment would be made immediately after the change in control. After the amendment, the payment continues to be payable in a single lump sum immediately after a change in control, but instead of the full age-65 accrual balance the executives would be entitled to the accrual balance projected to exist five years after the change in control occurs (or at age 65, if the change in control occurs when fewer than five years remain before the executive attains age 65). The change-in-control benefit is an alternative benefit, so if an executive receives the change-in-control benefit under the salary continuation agreement he will not also be entitled thereafter to a 15-year annual benefit at age 65.

In addition to the July 2013 amendments to their employment agreements and salary continuation agreements, on December 30, 2013, Messrs. Saunders and Paolucci agreed to prospectively waive their rights under their respective employment agreements to Company paid initiation fees and membership assessments and dues to certain civic and social clubs.

Employment Agreements of F.R. Saunders, Jr. and Jeffrey A. Paolucci. As amended in 2013, the employment agreements have a three-year term, extending monthly for one additional month unless the board decides that the term will not be extended. The employment agreements provide that base salary shall be increased to account for cost-of-living changes and may be increased beyond that amount, but cannot be decreased. Mr. Saunders’s base salary in 2013 was $282,000 and Mr. Paolucci’s was $186,000. As of December 31, 2013, Mr. Saunders’s and Mr. Paolucci’s annual base salaries had remained unchanged for the three-year period of 2011 through 2013. Their base salaries are unchanged for 2014 as well. Fringe benefits under the employment agreements include reimbursement for the executive’s cost to obtain disability insurance, plus an additional amount to compensate for state and federal income taxes imposed on the reimbursement payment, payment of initiation and membership assessments and dues in civic and social clubs of the executive’s choice, although the executive remains responsible for personal expenses for use of the clubs, and entitlement to a long-term care insurance policy that is fully paid up by the time the executive attains age 65. Mr. Saunders is also entitled by his employment agreement to the use of an automobile for business and personal use, including insurance and maintenance expenses.

If the employment of Mr. Saunders or Mr. Paolucci is terminated involuntarily but without cause by the Company or the Bank, or if Mr. Saunders or Mr. Paolucci voluntarily terminates his employment because of an adverse change in employment circumstances to which he did not consent in advance, he would be entitled to a cash severance payment equal to the sum of his base salary for the unexpired term of the agreement and the bonus earned for the previous calendar year. Payable 30 days after termination, the cash payment would not be discounted to present value. For involuntary termination without cause, voluntary termination because of an adverse change in employment circumstances, or termination because of disability, the executive would also be entitled to a medical and dental insurance continuation benefit for up to three years, consisting of reimbursement of the executive’s cost to continue coverage. The reimbursement amount would not exceed the Bank’s pre-termination cost for the coverage. The executive’s disability insurance reimbursement benefit, including the additional payment compensating for income taxes imposed on the reimbursement payment, would also continue for up to three years, and the entitlement to a long-term care insurance policy would continue until the policy is fully paid up. The employment agreements prohibit competition with the Company or the Bank for one year after termination.

If a change in control of the Company occurs, each of Mr. Saunders and Mr. Paolucci would be entitled to a cash payment equal to three times the sum of base salary plus the bonus for the preceding year. If they receive the change-in-control benefit payment, they would not also be entitled thereafter to receive the cash severance benefit for involuntary termination without cause or for voluntary termination because of an adverse change in employment circumstances. Messrs. Saunders and Paolucci also are entitled to reimbursement of legal fees if their employment agreements are challenged after a change in control, up to a maximum of $500,000 for Mr. Saunders and $250,000 for Mr. Paolucci. The post-termination prohibition against competition with the Company becomes void automatically when a change in control occurs.

Salary Continuation Agreements of F.R. Saunders, Jr. and Jeffrey A. Paolucci. Also entered into in 2006 and amended in 2013, the salary continuation agreements provide for a benefit that becomes payable when the executive attains age 65. Payable by the Bank in equal monthly installments for 15 years, the annual benefit of Mr. Saunders is $125,000. Mr. Paolucci’s annual benefit is $100,000. An executive who is terminated with cause forfeits all benefits under the salary continuation agreement. For any other termination occurring before age 65, however, the executive would be entitled to receive at age 65 a monthly benefit that fully amortizes the accrued balance existing immediately before the month in which termination occurs. At the executive’s death his beneficiary would be entitled to any benefits remaining unpaid.

If a change in control occurs before employment termination, instead of the benefit payable at age 65 the executive would be entitled to a lump-sum payment equal to the liability balance to be accrued by the bank to account for its obligation to the executive under the salary continuation agreement, with the liability balance determined either as of the date the executive attains age 65 or, if sooner, the date that is five years after the change in control. If a change in control occurs after employment termination or after benefit payments commence at age 65, the executive would be entitled to a lump-sum payment of the salary continuation benefits remaining unpaid. Messrs. Saunders and Paolucci also are entitled to reimbursement of legal fees if their salary continuation agreements are challenged after a change in control, up to a maximum of $500,000 for Mr. Saunders and $250,000 for Mr. Paolucci.

Endorsement Split Dollar Agreements of F.R. Saunders, Jr. and Jeffrey A. Paolucci. The 2006 endorsement split dollar agreements of Mr. Saunders and Mr. Paolucci allow them to designate the beneficiary of a portion of the death benefit payable at their death under life insurance policies owned by the Bank. If they die before employment termination, their designated beneficiary would be entitled to a portion of the life insurance proceeds, specifically the total death benefit minus the policy cash surrender value. For death occurring after the executive’s employment termination, the executive’s beneficiary would be entitled to no benefits under the endorsement split dollar agreements.

The Bank also has a supplemental life insurance agreement dating from 2004 with Mr. Saunders. Amended in 2007, the supplemental life insurance agreement provides that the designated beneficiary of Mr. Saunders would receive at his death a benefit of at least $1.5 million. The right of Mr. Saunders to designate a beneficiary of the death benefit does not expire at employment termination, unless termination is an involuntary termination with cause.

Employment Agreement of Thomas C. Ewart, Sr. In April 2003, Mr. Ewart entered into an employment agreement with the Bank providing for employment for a term of three years, with automatic extensions thereafter for additional one-year periods unless one party gives the other party proper non-renewal notice. Mr. Ewart's current annual salary under the agreement is $161,500 and he remains eligible for annual bonus compensation to be set by the Bank. Mr. Ewart’s employment agreement also provides that the Bank or Mr. Ewart may terminate the agreement at any time and for any reason. For a period of one-year after termination, Mr. Ewart will be subject to various non-solicitation and non-compete provisions of his agreement. Additionally, the employment agreement provides that upon a change in control (as defined by the agreement), and in the event the agreement is not otherwise terminated by the Bank or Mr. Ewart, the agreement shall either be renewed for a new three-year term or the Bank may terminate Mr. Ewart’s employment, which termination would trigger a severance payment obligation on the part of the Bank equal to Mr. Ewart’s then base salary (including benefits) and bonus for which Mr. Ewart would have otherwise received for the three-year period beginning on the date of the change in control.

Outstanding Equity Awards at 2014 Fiscal Year End Table

The following table sets forth information at December 31, 2014, concerning outstanding awards previously granted to the Named Executive Officers.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
F.R. Saunders, Jr.	—	—	—	—	—	—	—	15,000	(1)	49,350
Jeffrey A. Paolucci	—	—	—	—	—	—	—	34,000	(1)	111,860
Thomas C. Ewart, Sr.	—	—	—	—	—	—	—	18,000	(1)	59,220

(1)	Restricted stock grants cliff vest at the end of seven years on July 17, 2021. The market value of the shares of restricted stock that have not vested is based on the market value of the Company’s common stock as of year-end 2014, which was $3.29 per share as reported on the Over-the-Counter Bulletin Board. The awards are being expensed on a straight line basis in accordance with FAS 123R.

Director Compensation Table

The following table shows the total fees paid to each of our directors for their service for 2014:

Name(1)	Fees earned or paid in cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Comp Earnings ($)	All Other Compensation ($)		Total ($)
Leonard A. Hoogenboom	24,925	—	—	—	—	17,306	(2)	42,231
John M. Jebaily	13,000	—	—	—	—	4,704	(3)	17,704
James R. Lingle, Jr.	14,750	—	—	—	—	—		14,750
C. Dale Lusk, MD	12,250	—	—	—	—	4,704	(3)	16,954
Julius G. "Cass" Parris	11,550	—	—	—	—	—		11,550
A. Dale Porter (4)	12,500	—	—	—	—	4,704	(3)	17,204
Paul C. Saunders (5)	9,500	—	—	—	—	—		9,500
J. Munford Scott, Jr.	14,800	—	—	—	—	—		14,800

(1)	Messrs. Paolucci and F.R. Saunders, Jr. are also Named Executive Officers of the Company and their compensation as directors is reported in the Summary Compensation table below.

(2)	Includes the 2014 expense related to a company vehicle provided to Mr. Hoogenboom and $7,056 disbursed for 2014 pursuant to a retirement agreement. See "—Director Retirement Agreements" below.

(3)	Amounts present was disbursed for 2014 pursuant to a director retirement agreement. See "—Director Retirement Agreements" below.

(4)	Mr. Porter also received compensation for services provided as an employee (non-executive officer) of the Company. The table reports only the additional compensation that Mr. Porter receives for services provided as a director.

(5)	Mr. Paul Saunders also receives compensation for services provided as an executive officer of the Company. The table reports only the additional compensation that Mr. Saunders receives for services provided as a director.

Director Fees. In 2014, the Company paid its directors an annual retainer fee of $3,500 ($8,500 for the chairman of the board) and an annual board member fee of $2,750. Audit committee members were paid $3,000 each for the year, with the respective chairmen of the committee receiving an additional $3,000 as retainer. Finance, compensation, loan and budget and planning committee members were paid $1,500 each for the year, with the respective chairmen of those committees receiving an additional $1,500 as retainer. Members of other committees were paid $600 per meeting attended. Director fees are paid to both management and non-management directors. A total of $135,950 was paid in director fees during 2014.

Director Retirement Agreements. On December 19, 2006, the Bank entered into director retirement agreements with Messrs. Hoogenboom, Jebaily, Porter and Willis and Dr. Lusk. Pursuant to the terms of the agreements, each director was entitled to receive an annual benefit of $12,000 ($18,000 for Mr. Hoogenboom) if he remained in active service to the Bank for seven years from the effective date of the agreements. Each agreement was amended on April 15, 2010 to relieve the Bank of its obligation to accrue for benefits payable to the director after October 1, 2009. As a result of these amendments, the benefits payable to each director party to the agreement was fixed as of September 30, 2009. Accordingly, commencing in August 2013, Mr. Hoogenboom became entitled to receive an annual benefit of $4,980 and each of Messrs. Jebaily, and Porter and Dr. Lusk became entitled to receive an annual benefit of $3,320.

On December 19, 2006, the Bank also entered into endorsement split dollar agreements with Messrs. Hoogenboom, Jebaily and Porter and Dr. Lusk in connection with bank-owned life insurance, whereby each director may name a beneficiary who will be entitled to receive the lesser of (i) $50,000 or (ii) the total death proceeds of the insurance policy, less its cash surrender value.

Equity Based Compensation Plan Information

For information regarding equity-based compensation awards outstanding and available for future grants at December 31, 2014, see Part II, Item 5 “Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” included in this Annual Report on Form 10-K.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of our common stock as of March 23, 2015 by (1) each of our current directors and director nominees; (2) each of our named executive officers; (3) all of our present executive officers and directors as a group; and (4) each person or entity known to us to be the beneficial owner of more than five percent of our outstanding common stock, based on the most recent filings with the SEC and the information contained in those filings. Unless otherwise indicated, the address for each person included in the table is c/o First Reliance Bancshares, Inc., 2170 W. Palmetto Street, Florence, South Carolina 29501.

Name of Beneficial Owner	Number of Shares Beneficially Owned (1) (2)	Percentage	Manner in which Shares are Beneficially Owned(2)
Directors:
Leonard A. Hoogenboom	27,860	*	Includes 2,440 shares held by his spouse and 200 shares held as custodian for a grandchild.
John M. Jebaily	48,980	1.04%	Includes 33,500 shares held by his spouse
James R. Lingle, Jr.	3,900	*
C. Dale Lusk, MD	22,500	*
Julius G. Parris	7,500	*
Jeffrey A. Paolucci	79,401	1.69%	Includes 34,500 shares of unvested restricted stock and 9,358 shares held under the Company's Employee Stock Ownership Plan (the "ESOP").
A. Dale Porter	92,182	1.96%	Includes 8,500 shares of unvested restricted stock and 2,587 shares held under the Company's Employee Stock Ownership Plan (the "ESOP").
F.R. Saunders, Jr.	251,426	5.34%	Includes 15,000 shares of unvested restricted stock, 4,000 shares held by Mr. Saunders’ children, 10,442 held by his spouse and 23,320 shares held under the Company's Employee Stock Ownership Plan (the "ESOP").
Paul C. Saunders	129,588	2.75%	Includes 8,500 shares of unvested restricted stock and 14,880 shares held under the Company's Employee Stock Ownership Plan (the "ESOP").
J. Munford Scott, Jr.	33,238	*	Includes 437 shares held by his spouse.
Non-Director Named Executive Officers:
Thomas C. Ewart, Sr.	58,811	1.25%	Includes 18,000 shares of unvested restricted stock and 16,625 shares held under the Company's Employee Stock Ownership Plan (the "ESOP").
Jess A. Nance	34,306	*	Includes 20,000 shares of unvested restricted stock and 5,458 shares held under the Company's Employee Stock Ownership Plan (the "ESOP").

All Current Directors and Executive Officers, as a Group (12 persons):	789,692	16.79%

Other 5% Shareholders:
Spence Limited, LP, Spence Limited II, LP (3)	348,203	7.40%

First Reliance Bank Employee Stock Ownership Plan (4)	287,312	5.61%

*	Represents less than 1%.

(1)	Information relating to beneficial ownership of our common stock is based upon “beneficial ownership” concepts described in the rules issued under the Exchange Act. Under these rules a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of the security, or “investment power,” which includes the power to dispose or to direct the disposition of the security. Under the rules, more than one person may be deemed to be a beneficial owner of the same securities. A person is also deemed to be a beneficial owner of any security as to which that person has the right to acquire beneficial ownership within sixty (60) days from March 31, 2014.
(2)	Some or all of the shares may be subject to margin accounts.
(3)	Address of principal business office is 49 Liberty Street, Blakely, Georgia 29823.
(4)	F.R. Saunders, Jr. serves as the sole trustee of the ESOP. As trustee, Mr. Saunders must vote all allocated shares held in the ESOP in accordance with the instructions of the participants. In the event that a participant fails to submit voting instructions on a matter submitted to shareholders, subject to fiduciary duties imposed by the governing trust and applicable law, the trustee may vote allocated shares held by the ESOP in his discretion. As of March 31, 2014, all shares held by the ESOP were allocated to participants.

ITEM 13.               CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

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

Under the Company’s procedures, any related party transaction must be reported to the board of directors and may be consummated or may continue only (i) if the board approves or ratifies such transaction and if the transaction is on terms comparable to those that could be obtained in arms’-length dealings with an unrelated third party, (ii) if the transaction involves compensation that has been approved by compensation committee, or (iii) if the transaction has been approved by the disinterested members of the board. The board may approve or ratify the related party transaction only if it determines that, under all of the circumstances, the transaction is in the best interests of the Company.

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

Director Independence

The Board of Directors has determined that the following directors are independent pursuant to the independence standards of the Nasdaq Stock Market: Leonard A. Hoogenboom, James R. Lingle, Jr., Julius G. Parris, John M. Jebaily, C. Dale Lusk, MD, J. Munford Scott, Jr.

In determining that each director could exercise independent judgment in carrying out his or her responsibilities, the Board of Directors considered any transactions, relationships and arrangements between the Company or the Bank and the director and his family.

ITEM 14.               PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Registered Public Accounting Firm

The independent registered accounting firm of Elliott Davis Decosimo, LLC served as the independent auditors for the Company for the year ended December 31, 2014 and have served as the Company’s independent auditors since January 2, 2003. A representative of Elliott Davis Decosimo, LLC is expected to be present at the 2015 Annual Meeting of Shareholders and will be given the opportunity to make a statement if he or she desires to do so and will be available to respond to appropriate questions from shareholders.

Audit Fees

The following table shows the amounts paid by the Company to Elliott Davis Decosimo, LLC for the last two fiscal years.

	2013	2014
Audit fees (1)	$93,200	$93,400
Audit-related fees (2)	24,000	24,000
Tax fees (3)	9,905	14,270
All other fees (4)	4,270	—
Total Fees	$131,125	$131,670

(1)	Audit fees consisted primarily of the audit of the Company’s annual consolidated financial statements, for reviews of the condensed consolidated financial statements included in the Company’s quarterly reports on Form 10-Q. These fees include amounts paid or expected to be paid for each respective year’s audit.

(2)	Audit-related fees consist primarily of fees paid for the audit of the Company’s ESOP and Welfare Plans.

(3)	Tax fees represent the aggregate fees billed in each of the last two fiscal years for professional services rendered by Elliott Davis Decosimo, LLC for preparation of federal and state income tax returns and assistance with tax estimates.

(4)	All other fees consist of fees paid for assistance in various accounting and financial reporting matters.

The services provided by the Elliott Davis Decosimo, LLC were pre-approved by the audit committee to the extent required under applicable law. The audit committee pre-approves all audit and allowable non-audit services, but does not have a specific pre-approval policy. The audit committee has determined that the rendering of non-audit professional services, as identified above, is compatible with maintaining the independence of the Company’s auditors.

Audit Committee Report

The audit committee of the Board of Directors is responsible for providing independent, objective oversight of the Company’s accounting functions and internal controls. Management is responsible for the Company’s internal controls and financial reporting process. The Company's independent registered accounting firm is responsible for performing an independent audit of the Company’s consolidated financial statements in accordance with auditing standards generally accepted in the United States of America and to issue a report thereon. The audit committee’s responsibility is to monitor and oversee these processes.

The audit committee reports as follows with respect to the audit of the Company’s 2014 audited consolidated financial statements.

•	The audit committee has reviewed and discussed the Company’s 2014 audited consolidated financial statements with the Bank’s and the Company’s management.

•	The audit committee has discussed with the Company's independent registered accounting firm, Elliott Davis Decosimo, LLC, certain matters required to be discussed by auditors under rules adopted by the Public Company Accounting Oversight Board;

•	The audit committee has received written disclosures and the letter from the independent auditors required by Independence Standards Board Standard No. 1 (which relates to the auditors’ independence from the Company and its related entities) and has discussed with the auditors the auditors’ independence from the Company and the Bank; and

•	Based on review and discussions of the Company’s 2014 audited consolidated financial statements with management and discussions with the independent auditors, the audit committee recommended to the board of directors that the Company’s 2013 audited consolidated financial statements be included in the Company’s Annual Report on Form 10-K.

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

FIRST RELIANCE BANCSHARES, INC.

By:	/s/ F. R. Saunders, Jr.
F. R. Saunders, Jr.
President and Chief Executive Officer

Date:	March 31, 2015

Pursuant to the requirements of the Securities and Exchange Act of 1934, the report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 31, 2015.

Signature	Title

/S/ F.R. Saunders, Jr.	Director, President and Chief Executive Officer
F.R. Saunders, Jr.
(Principal Executive Officer)

/S/ Jeffery A. Paolucci	Director, Executive Vice President and Chief Financial
Jeffrey A. Paolucci	Officer and Secretary
(Principal Financial and Accounting Officer)

/S/ Leonard A. Hoogenboom	Chairman of the Board
Leonard A. Hoogenboom

/S/ John M. Jebaily	Director
John M. Jebaily

/S/ James R. Lingle, Jr.	Director
James R. Lingle, Jr.

/S/ C. Dale Lusk	Director
C. Dale Lusk

/S/ Julius G. Parris	Director
Julius G. Parris

/S/ A. Dale Porter	Director
A. Dale Porter

/S/ Paul C. Saunders	Director
Paul C. Saunders

/S/ J. Munford Scott	Director
J. Munford Scott

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation, as amended, of First Reliance Bancshares, Inc. [1]
3.2	Articles of Amendment to the Articles of Incorporation authorizing a class of preferred stock. [2]
3.3	Articles of Amendment to the Articles of Incorporation establishing the terms of the Series A Preferred Stock and the Series B Preferred Stock. [2]
3.4	Articles of Amendment to the Articles of Incorporation establishing the terms of the Series C Preferred Stock. [3]
3.5	Amended and Restated Bylaws, adopted July 24, 2013 [4]
4.1	See Articles of Incorporation, as amended at Exhibit 3.1, 3.2 and 3.3 hereto and Amended and Restated Bylaws at Exhibit 3.5 hereto.
4.2	Indenture between the Registrant and the Trustee. [5]
4.3	Guarantee Agreement. [5]
4.4	Amended and Restated Declaration. [5]
4.5	Form of Certificate for the Series A Preferred Stock. [2]
4.6	Form of Certificate for the Series B Preferred Stock. [2]
4.7	Warrant to Purchase up to 767.00767 shares of Series B Preferred Stock, dated March 6, 2009. [2]
10.1*	1999 First Reliance Bank Employee Stock Option Plan. [6]
10.2*	Amendment No. 1 to the 1999 First Reliance Bank Employee Stock Option Plan. [6]
10.3*	Amendment No. 2 to the 1999 First Reliance Bank Employee Stock Option Plan. [7]
10.4*	First Reliance Bancshares, Inc. 2003 Stock Incentive Plan. [8]
10.5*	First Reliance Bancshares, Inc. 2006 Equity Incentive Plan. [9]
10.6	Lease Agreement between SP Financial, LLC and First Reliance Bank. [9]
10.7*	Amended Employment Agreement with F. R. Saunders, Jr., dated July 29, 2013. [12]
10.8*	Amended Salary Continuation Agreement with F. R. Saunders, Jr., dated July 29, 2013. [12]
10.9*	Endorsement Split Dollar Agreement with F. R. Saunders, Jr., dated November 24, 2006. [10]
10.10*	Amended Supplemental Life Insurance Agreement with F. R. Saunders, Jr., dated December 28, 2007. [11]
10.11*	Amended Employment Agreement with Jeffrey A. Paolucci, dated July 29, 2013. [12]
10.12*	Amended Salary Continuation Agreement with Jeffrey A. Paolucci, dated July 29, 2013. [12]
10.13*	Endorsement Split Dollar Agreement with Jeffrey A. Paolucci, dated November 24, 2006. [10]
10.14*	Amended Employment Agreement with Paul Saunders, dated July 29, 2013. [12]
10.15*	Amended Salary Continuation Agreement with Paul Saunders, dated July 29, 2013. [12]
10.16*	Endorsement Split Dollar Agreement with Paul Saunders, dated November 24, 2006. [10]
10.17*	Form of Director Retirement Agreement, with Schedule. [10]
10.18*	Amended and Restated Employment Agreement with Dale Porter. [10]

10.19*	Employment Agreement with Thomas C. Ewart, Sr. [8]
10.20	Letter Agreement, dated March 6, 2009, including Securities Purchase Agreement – Standard Terms, incorporated by reference therein, between the Company and the United States Department of the Treasury.[2]
10.21	Side Letter Agreement, dated March 6, 2009.[2]
10.22*	Form of Waiver.[2]
10.23*	Form of Senior Executive Officer Agreement.[2]
10.24*	2010 Amendment to First Reliance Bancshares, Inc. 2006 Equity Incentive Plan. [4]
10.25*	2012 Amendment to First Reliance Bancshares, Inc. 2006 Equity Incentive Plan. [4]
21.1	Subsidiaries of First Reliance Bancshares, Inc. [9]
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a).
32.1	Certification of Chief Executive and Financial Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive Data File

*Indicates management contract or compensatory plan or arrangement.

1 Incorporated by reference to Quarterly Report on Form 10-Q, for the quarter ended June 30, 2010.

2 Incorporated by reference to Current Report on Form 8-K, dated March 10, 2009.

3 Incorporated by reference to Current Report on Form 8-K, dated May 28, 2010.

4 Incorporated by reference to Current Report on Form 8-K, dated July 25, 2013.

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

8 Incorporated by reference to Annual Report on Form 10-KSB for the year ended December 31, 2003.

9 Incorporated by reference to Annual Report on Form 10-KSB for the year ended December 31, 2005.

10 Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2006.

11 Incorporated by reference to Current Report on Form 8-K, dated December 28, 2007.

12 Incorporated by reference to Current Report on Form 8-K, dated July 29, 2013, as amended on August 2, 2013.

